Form 10-Q
period 2006-03-31
ACORDA THERAPEUTICS INC
filed 2006-05-12
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $0.001 par value per share	19,622,624 shares

ACORDA THERAPEUTICS, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking” statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly in the “Risk Factors” section, and in our Annual Report on Form 10-K for the year ended December 31, 2005, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

PART I

Item 1. Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,961,037	$11,761,299
Restricted cash	265,146	262,993
Short-term investments	3,990,267	2,001,175
Trade accounts receivable, net	627,944	589,252
Grant receivable	155,828	155,178
Prepaid expenses	1,821,389	2,224,042
Finished goods inventory held by the Company	5,207,715	5,586,842
Finished goods inventory held by others	1,129,805	1,170,603
Other current assets	2,280,969	1,712,550
Total current assets	41,440,100	25,463,934
Property and equipment, net of accumulated depreciation	1,576,975	1,707,104
Intangible assets, net of accumulated amortization	5,767,500	5,952,261
Other assets	768,085	788,531
Total assets	$49,552,660	$33,911,830

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$2,051,738	$4,133,611
Accrued expenses and other current liabilities	2,755,863	9,926,773
Accrued product returns	1,805,586	1,831,211
Deferred product revenue—Zanaflex tablets	11,044,970	11,509,598
Deferred product revenue—Zanaflex Capsules	5,471,092	5,226,106
Current portion of notes payable	1,040,521	1,068,414
Current portion of revenue interest liability	2,383,793	2,162,160
Total current liabilities	26,553,563	35,857,873
Long-term portion of notes payable	983,086	1,146,956
Other long-term liabilities	603,426	549,023
Non current portion of revenue interest liability	12,866,052	12,913,519
Long-term convertible notes payable—principal amount, plus accrued interest less unamortized debt discount of $41,958 and $55,944 as of March 31, 2006 and December 31, 2005, respectively	8,829,211	8,767,798
Mandatorily Redeemable Convertible Preferred Stock:
Series E convertible preferred stock—$0.001 par value. Authorized 7,472,612 shares at March 31, 2006 and December 31, 2005; issued and outstanding 0 and 7,472,612 at March 31, 2006 and December 31, 2005, respectively (Redemption and liquidation value of $0 as of March 31, 2006)	—	10,331,648
Series I convertible preferred stock—$0.001 par value. Authorized 10,204,047 shares at March 31, 2006 and December 31, 2005; issued and outstanding 0 and 10,204,047 at March 31, 2006 and December 31, 2005, respectively (Redemption and liquidation value of $0 as of March 31, 2006)	—	20,369,508

	March 31,	December 31,
	2006	2005
	(unaudited)
Series J convertible preferred stock—$0.001 par value. Authorized 112,790,233 shares at March 31, 2006 and December 31, 2005; issued and outstanding 0 and 112,790,233 at March 31, 2006 and December 31, 2005, respectively (Redemption and liquidation value of $0 as of March 31, 2006)	—	47,355,590
Series K convertible preferred stock—$0.001 par value. Authorized 1,573,330 shares at March 31, 2006 and December 31, 2005; issued and outstanding 0 and 1,533,327 shares at March 31, 2006 and December 31, 2005, respectively (Redemption and liquidation value of $0 at March 31, 2006)	—	13,155,593
Commitments and contingencies
Stockholders’ (deficit):
Series A convertible preferred stock, $0.001 par value. Authorized 1,646,068 shares at March 31, 2006 and December 31, 2005; issued and outstanding 0 and 1,306,068 shares at March 31, 2006 and December 31, 2005, respectively (liquidation value of $0 as of March 31, 2006)	—	1,306
Series B convertible preferred stock, $0.001 par value. Authorized 2,250,000 shares at March 31, 2006 and December 31, 2005; issued and outstanding 0 and 900,000 shares at March 31, 2006 and December 31, 2005, respectively (liquidation value of $0 as of March 31, 2006)	—	900
Series C convertible preferred stock, $0.001 par value. Authorized 333,333 shares at March 31, 2006 and December 31, 2005; issued and outstanding 0 and 333,333 at March 31, 2006 and December 31, 2005, respectively (liquidation value of $0 as of March 31, 2006)	—	333
Series D convertible preferred stock, $0.001 par value. Authorized 400,000 shares at March 31, 2006 and December 31, 2005; issued and outstanding—none	—	—
Series F convertible preferred stock, $0.001 par value. Authorized 2,300,000 shares at March 31, 2006 and December 31, 2005; issued and outstanding 0 and 2,300,000 at March 31, 2006 and December 31, 2005, respectively (liquidation value of $0 as of March 31, 2006)	—	2,300
Series G convertible preferred stock, $0.001 par value. Authorized 1,250,000 shares at March 31, 2006 and December 31, 2005; issued and outstanding—none	—	—
Series H convertible preferred stock, $0.001 par value. Authorized 1,575,229 shares at March 31, 2006 and December 31, 2005; issued and outstanding 0 and 1,575,229 shares at March 31, 2006 and December 31, 2005, respectively (liquidation value of $0 as of March 31, 2006)	—	1,575
Common stock, $0.001 par value. Authorized 260,000,000 and 200,000,000 shares at March 31, 2006 and December 31, 2005, respectively; issued and outstanding 19,622,624 and 208,732 shares as of March 31, 2006 and December 31, 2005, respectively	19,623	209
Additional paid-in capital	214,685,777	91,501,190
Accumulated deficit	(214,985,713)	(208,041,931)
Other comprehensive (loss)	(2,365)	(1,560)
Total stockholders’ (deficit)	(282,678)	(116,535,678)
Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ (deficit)	$49,552,660	$33,911,830

See accompanying Unaudited Notes to the Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	Three-month period ended March 31,	Three-month period ended March 31,
	2006	2005
Gross sales—Zanaflex	$3,873,585	$324
Less: discounts and allowances	(195,881)	(139,866)
Net sales	3,677,704	(139,542)
Grant revenue	121,957	24,738
Total net revenue	3,799,661	(114,804)
Less: cost of sales	(1,041,218)	(481,140)
Gross profit	2,758,443	(595,944)
Operating expenses:
Research and development	3,276,869	2,102,924
Sales and marketing	4,562,276	2,302,383
General and administrative	2,277,848	2,111,877
Total operating expenses	10,116,993	6,517,184
Operating loss	(7,358,550)	(7,113,128)
Other income (expense):
Interest and amortization of debt discount expense	(303,892)	(149,211)
Interest income	262,071	110,301
Other income	2,364	—
Total other income (expense)	(39,457)	(38,910)
Cumulative effect of change in accounting principle	454,225	—
Net loss	(6,943,782)	(7,152,038)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	(36,007,456)	(6,212,147)
Net loss allocable to common stockholders	$(42,951,238)	$(13,364,185)
Net loss per share allocable to common stockholders—basic and diluted	$(3.95)	$(67.65)
Weighted average common shares outstanding used in computing net loss per share allocable to common stockholders—basic and diluted	10,879,105	197,539

See accompanying Unaudited Notes to the Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Three-month period ended March 31,	Three-month period ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,943,782)	$(7,152,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	1,029,910	1,263,634
Amortization of note discount	13,986	26,874
Amortization of discount on short-term investments	370	66,063
Cumulative effect of change in accounting principle	(454,225)	—
Accretion of discount	—	29,202
Unrealized gain on warrants	(8,473)	—
Depreciation and amortization expense	425,163	329,993
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(38,693)	1,296,399
Decrease (increase) in grant receivables	(650)	80,515
Decrease (increase) in prepaid expenses and other current assets	(165,765)	360,688
Decrease (increase) in inventory held by the Company	379,127	(313,991)
Decrease (increase) in inventory held by others	40,797	(192,951)
Decrease in other assets	20,446	—
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	(9,081,190)	1,129,653
Decrease in returns liability	(25,626)	(1,104,201)
Increase in deferred product revenue—tablets	(464,628)	2,407,972
Increase (decrease) in deferred product revenue—capsules	244,986	—
Decrease in royalty payable	—	(750,000)
Restricted cash	(2,153)	(1,222)
Net cash used in operating activities	(15,030,400)	(2,523,410)
Cash flows from investing activities:
Purchases of property and equipment	(110,272)	(95,364)
Purchases of short-term investments	(3,990,267)	—
Proceeds from maturities of short-term investments	2,000,000	6,980,000
Net cash (used in)/provided by investing activities	(2,100,539)	6,884,636
Cash flows from financing activities:
Proceeds from issuance of common stock	31,536,760	2,106
Proceeds from issuance of notes payable	—	5,785,215
Proceeds from issuance of warrants	—	214,785
Repayments of notes payable	(206,083)	(94,375)
Net cash provided by financing activities	31,330,677	5,907,731
Net increase in cash and cash equivalents	14,199,738	10,268,957
Cash and cash equivalents at beginning of period	11,761,299	11,729,112
Cash and cash equivalents at end of period	$25,961,037	$21,998,069
Supplemental disclosure:
Cash paid for interest	$36,946	$555,414
Non-cash charges related to convertible preferred stock:
Beneficial conversion feature	48,470,740	4,849,731
Accretion of issuance costs	270,725	27,073
Preferred dividend	(12,734,009)	1,335,343
Non-cash activities:
Accrued Zanaflex milestone payments	—	2,250,000
Gain on put/call liability	50,000	—

See accompanying Unaudited Notes to the Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(unaudited)

(1) Organization and Business Activities

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a commercial stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis, spinal cord injury and other disorders of the central nervous system.

The management of the Company is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in the notes to the consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the SEC).

The Company completed an initial public offering on February 9, 2006. As part of that offering, 6,075,614 shares of the Company’s common stock were sold, resulting in net proceeds of approximately $31.5 million after deducting the underwriting discount and offering expenses payable by the Company.

Upon the closing of the initial public offering, all of the Company’s convertible preferred stock and mandatorily redeemable convertible preferred stock was converted into 13,338,278 shares of common stock. This conversion resulting in the following: (a) recognition of the unamortized portion of a beneficial conversion charge of $48.5 million; (b) recognition of the unamortized portion of issuance costs relating to Series E, Series I, Series J and Series K preferred stock of $271,000; and (c) net reversal of accrued preferred dividends on Series J and Series K preferred stock of $12.7 million (see Note 4 to the consolidated financial statements).

On September 18, 2005, the Company’s Board of Directors approved a 1-for-1.3 reverse stock split, which became effective on January 11, 2006. All references to common stock, common shares outstanding, average number of common shares outstanding, per share amounts, options and warrants and notes payable in these financial statements and notes to financial statements have been restated to reflect the one-for-one point three common stock reverse split on a retroactive basis.

The Company is devoting substantially all of its efforts to promoting sales of Zanaflex Capsules, conducting clinical trials, pursuing regulatory approval for products under development, and engaging in preclinical development. The Company has begun to generate product revenues but has not achieved profitable operations or positive cash flows from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit since inception through March 31, 2006 was $215.0 million and the Company expects to continue to incur losses for the foreseeable future. Further, the Company’s future operations are dependent on the success of the Company in commercializing Zanaflex Capsules, completing the clinical development of Fampridine-SR in MS and obtaining regulatory approval and market acceptance of this product candidate and advancing its preclinical programs.

The Company plans to finance its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity should be adequate to fund operations to July 1, 2007 based on the Company’s current projected revenue and spending levels.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the results of operations of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company is substantially dependent upon Elan for several activities related to the development and commercialization of Fampridine-SR. The Company will rely on Elan to complete the chemistry, manufacturing and controls section of the New Drug Application (NDA) for Fampridine-SR in multiple sclerosis. If Elan fails to provide these parts of the NDA in a complete and timely manner the Company could incur delays in filing of its NDA for Fampridine-SR in multiple sclerosis.

The Company relies on a single manufacturer, Elan, for the supply of Zanaflex Capsules and on another single manufacturer, Novartis, for the supply of tizanidine, the active pharmaceutical ingredient, or API, in Zanaflex Capsules. If either Elan or Novartis experiences any disruption in their operations, a delay or interruption in the supply of the Company’s products could result until the affected supplier cures the problem or the Company locates an alternative source of supply. The Company may not be able to enter into alternative supply arrangements on terms that are commercially favorable, if at all. Any new supplier would also be required to qualify under applicable regulatory requirements. The Company could experience substantial delays before it is able to qualify any new supplier and transfer the required manufacturing technology to that supplier. Novartis has discontinued production of tizanidine and successfully transferred the methods of manufacturing tizanidine to Rohner, an API manufacturer in Pratteln, Switzerland. The Company verified this transfer and visited Rohner’s manufacturing site in February 2006, following the commencement of Rohner’s manufacture of tizanidine. The Company has also identified an alternate source for tizanidine in collaboration with Elan. However, the Company does not have an agreement with an alternative tizanidine manufacturer, and does not anticipate entering into a supply agreement for API with Elan or Rohner. It is the responsibility of each of Novartis and Elan to procure the API required to meet their contractual obligations under their respective supply agreements with the Company. The Company does not anticipate an interruption in API supply, and any cost associated with validating API suppliers would be incurred by Novartis or Elan. The Company has arranged with another company, Sharp Corporation, to bottle and package Zanaflex tablets.

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

Earnings per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. For both three-month periods ended March 31, 2006 and March 31, 2005 all of the Company’s common share equivalents would have been anti-dilutive and have not been used in the calculation of diluted net loss per share. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. The Company has reflected the beneficial conversion feature for Series E, Series I and Series J, accretion of issuance costs for Series E, Series I, Series J and Series K, and preferred dividend for Series J and Series K in the net loss allocable to common stockholders as set forth below.

	Beneficial conversion feature	Accretion of issuance costs	Preferred dividend
For the three month period ended March 31, 2006	$48,470,740	$270,725	$(12,734,009)
For the three month period ended March 31, 2005	4,849,731	27,073	1,335,343

Stock-Based Compensation

The Company has various stock-based employee and non-employee compensation plans, which are described more fully in Note 5.

Historically, the Company accounted for share-based compensation costs under the provisions of Statement of Financial Accounting Standards 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” using a fair-value-based method of accounting for stock-based employee compensation plans.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

In connection with the adoption of SFAS No. 123R, the Company changed from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Prior to the adoption of SFAS No. 123R, the Company recognized forfeitures associated with its share-based awards as they occurred rather than estimating forfeitures. Upon adoption of SFAS No. 123R, the Company recorded a cumulative effect of change in accounting principle of $454,225, calculated as the difference between compensation cost recognized through December 31, 2005 using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures. The Company estimates that its future annual forfeiture rate will be approximately 5%.

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

As part of this financing, the original conversion price of the Series A through Series I preferred stock was reduced as a result of anti-dilution adjustments, which resulted in a beneficial conversion amounting to $80,730,286 in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion charge of $20,860,491 relating to Series A, Series B, Series C, Series F and Series H convertible preferred stock, which were not mandatorily redeemable and could be converted at any time at the option of the holders to common stock, was recorded as an immediate charge to additional paid-in capital. The remaining beneficial conversion amount of $59,869,795 related to Series E and Series I convertible preferred stock, which were mandatorily redeemable at any time on or after June 30, 2008, was being accreted ratably over the mandatory redemption period. Such accretion amounted to $29,058,676 and $2,907,460 for the three month periods ended March 31, 2006 and 2005, respectively, and is charged to additional paid-in capital. Upon completion of the company’s initial public offering on February 9, 2006, the remaining beneficial conversion amount was fully accreted.

In addition, the issuance of Series J mandatorily redeemable convertible preferred stock resulted in a beneficial conversion amounting to $39,994,812 in accordance with EITF No. 98-5. The beneficial conversion is calculated based on the estimated fair value of the Company’s common stock price per share at the date of issuance of Series J preferred stock of approximately $10.14 per share of common stock, which was calculated based on the estimated projected midpoint of the range of the Company’s initial public offering price per common share, which was planned in the fourth calendar quarter of 2003, and the stock price appreciation in comparable public companies from May 2003 to August 2003. The beneficial conversion feature was being accreted ratably over the mandatory redemption period, with a charge to additional paid-in capital of $19,412,064 and $1,942,271 for the three month periods ended March 31, 2006 and 2005, respectively. Upon completion of the company’s initial public offering on February 9, 2006, the remaining beneficial conversion amount was fully accreted.

(4) Mandatorily Redeemable Convertible Preferred Stock and Convertible Preferred Stock

The board of directors of the Company had authorized 141,754,865 shares of convertible preferred stock, designated as Series A, B, C, D, E, F, G, H, I, J and K preferred stock (Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, Series I, Series J and Series K; collectively, the Preferred Stock). Series E, Series I, Series J and Series K are mandatorily redeemable convertible preferred stock (Redeemable Preferred Stock). Upon the Company’s initial public offering in February 2006, all the Company’s outstanding Preferred Stock was converted into common stock.

The terms of the Preferred Stock were as follows:

(a) Dividends

The Preferred Stock (except Series J and Series K) were entitled to noncumulative dividends prior to and in preference to dividends declared or paid on the common stock, at the rate of $0.10 per share per annum for Series A through Series H and at the rate of $0.39 per share per annum for Series I when and if declared by the board of directors. Dividends on Series J and Series K were cumulative and accrued on each share of Series J Preferred Stock and Series K Preferred Stock commencing on the date of issuance, whether or not earned or declared at the rate of $0.0392 per share per annum for Series J and at the rate of $0.60 per share per annum for Series K, based on the original issue price of Series J Preferred Stock and Series K Preferred Stock, prior and in preference to any declaration or payment of any dividend on any other Series of Preferred Stock holders (Series A through Series I). Accrued dividends for Series J and K were $11.1 million and $1.7 million as of December 31, 2005. Upon the Company’s initial public offering in

February 2006, the total dividend accruals of $11.6 million and $1.8 million for Series J and K, respectively, were reversed. The net reversal of dividends for the three-month period ended March 31, 2006 was $12.7 million, including accruals made from the beginning of the year up to the initial public offering.

 (b) Conversion

The Preferred Stock automatically converted into common stock upon the completion of the Company’s initial public offering on February 9, 2006.

Preferred stock	Shares outstanding at February 9, 2006	Conversion Price		Shares of Common Stock
Series A	1,306,068	$9.06		144,074
Series B	900,000	11.86		151,820
Series C	333,333	14.64		68,339
Series D	—	11.86		—
Series E	7,472,612	13.81		1,461,363
Series F	2,300,000	13.81		449,803
Series G	—		(1)	—
Series H	1,575,229	15.34		333,827
Series I	10,204,047	17.11		2,319,457
Series J	112,790,233	7.64		7,230,118
Series K	1,533,327	9.75		1,179,478

(1)             The product of (x) the number of Series G Preferred Stock surrendered and (y) the number determined by dividing (i) the greater of $31.20 or 80% of the closing price per share of the most recently completed bona fide equity financing of the Company prior to the issuance of Series G Preferred Stock by (ii) the Series G conversion price in effect.

(5) Common Stock Options, Warrants and Restricted Stock

On June 18, 1999, the Company’s board of directors approved the adoption of the Acorda Therapeutics, Inc. 1999 Employee Stock Option Plan (the Plan). All employees of the Company are eligible to participate in the Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The Plan also covers the issuance of restricted stock. The Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options and stock appreciation rights, determines the time or times at which options and stock appreciation rights shall be granted under the Plan, determines the number of shares to be granted subject to any option or stock appreciation right under the Plan and the duration of each option and stock appreciation right, and makes any other determinations necessary, advisable, and/or appropriate to administer the Plan. Under the Plan, each option granted expires no later than the tenth anniversary of the date of its grant. Compensation expense is calculated using a Black-Scholes calculation with the expense being recognized over the vesting period. No option may be granted pursuant to the Plan more than ten years after the date on which the Plan was adopted by the board of directors and any option granted under the Plan shall, by its terms, not be exercisable more than ten years after the date of grant. In September 2005, the number of shares authorized for issuance under the Plan was increased from 2,451,088 to 3,186,856.

On January 12, 2006, the Company’s board of directors approved the adoption of the Acorda Therapeutics, Inc. 2006 Employee Incentive Plan (the “Plan”). This Plan shall serve as the successor to the Company’s 1999 Employee Stock Option Plan, as amended (the “Prior Plan”), and no further option grants or stock issuances shall be made under the Prior Plan after the Effective Date, as determined under Section 14 of this Plan. All employees of the Company are eligible to participate in the Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The Plan also covers the issuance of restricted stock. The Plan is administered by the Compensation Committee of the board of directors, which selects the individuals to be granted options and stock appreciation rights, determines the time or times at which options and stock appreciation rights shall be granted under the Plan, determines the number of shares to be granted subject to any option or stock appreciation right under the Plan and the duration of each option and stock appreciation right, and makes any other determinations necessary, advisable, and/or appropriate to administer the Plan. Under the Plan, each option granted expires no later than the tenth anniversary of the date of its grant. Compensation expense is calculated using a Black-Scholes calculation with the expense being recognized over the vesting period. No option may be granted pursuant to the Plan more than ten years after the date on which the Plan was adopted by the board of directors and any option granted under the Plan shall, by its terms, not be exercisable more than ten years after the date of grant. Subject to increase under Section 3(b) of the Plan and adjustment under Section 10 of the Plan, the number of shares of Common Stock reserved for issuance pursuant to Awards made under the Plan shall not exceed 4,136,414 shares of Stock. The total number of shares of Stock available for issuance under this Plan, including shares of Stock subject to the then outstanding Awards, shall automatically increase on January 1 of each year during the term of this plan, beginning 2006, by a number of shares of Stock equal to 4% of the outstanding shares of Stock on that date, unless otherwise determined by the Board. Upon the exercise of options in the future, the Company intends to issue new shares.

The effects of applying SFAS No. 123R in a particular year, may not be representative of the effects on reported net income or loss for future years. The fair value of each option granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions:

	Three-month period ended March 31,
	2006	2005
Employees and directors:
Estimated volatility	72.6%	82.8%
Expected life in years	5.4	5.0
Risk free interest rate	4.6%	3.7%
Dividend yield	—	—

The Company estimated volatility for purposes of computing compensation expense on its employee and non-employee options using the volatility of public companies that the Company considered comparable. The expected life used to estimate the fair value of non-employee options is equal to the contractual life of the option granted, which is 10 years. The expected life used to estimate the fair value of employee options is 5.4 years. The Company based this assumption on the 50th percentile of 10 peer companies’ choices for expected life for their valuations.

The weighted average fair value per share of options granted to employees and directors for the three-month periods ended March 31, 2006 and 2005 amounted to approximately $3.87 and $5.08 respectively. No options were granted to non-employees for the three-month periods ended March 31, 2006 and 2005.

During the three-month period ended March 31, 2006, the Company granted 729,979 stock options to employees under the Plan. The stock options were issued with a weighted average exercise price of $6.12 per share. 32,698 of these options will vest over a three-year vesting schedule, and 697,281 will vest over a four-year vesting schedule. As a result of these grants the total compensation charge is $2,492,277 of which $93,978 was recognized during the three-month period ended March 31, 2006.

Compensation costs for options and restricted stock granted to employees amounted to $1,029,426 and $1,264,171 for the three-month periods ended March 31, 2006 and 2005, respectively. There were no compensation costs capitalized in our inventory balances. Compensation expense for options and restricted stock granted to employees are classified between research and development, sales and marketing and general and administrative expense based on employee job function. Compensation costs recognized during the three-month period ended March 31, 2006 was $110,303 less than had the Company not adopted SFAS No. 123R and it continued to apply the fair value provisions of SFAS No. 123.

Options granted to non-employees vest immediately or over a one to four year period based upon future service requirements. Compensation cost for options granted to non-employees amounted to $484 and a negative $537 for the three-month periods ended March 31, 2006 and 2005, respectively. The amount of compensation cost to be recorded in the future for options granted to non-employees is subject to change each reporting period based upon changes in the estimated fair value of the Company’s common stock, estimated volatility and risk free interest rate until the non-employee completed performance under the option agreement.

A summary of stock option activity for the quarter ended March 31, 2006 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2006	1,770,494	$3.44
Granted	729,979	6.12
Forfeited	(13,140)	7.34
Exercised	—	n/a
Balance at March 31, 2006	2,487,333	$4.21
Exercisable at March 31, 2006	1,291,526	$3.44	7.9	$2,935,156

Nonvested stock options	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	556,460	$10.91
Granted	729,979	3.87
Vested	(79,093)	14.54
Forfeited	(11,538)	8.14
Nonvested at March 31, 2006	1,195,807	$6.40

	Options and Warrants Outstanding			Options and Warrants exercisable
Range of exercise price	Outstanding as of March 31, 2006	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of March 31, 2006	Weighted- average exercise price
$0.16-$3.12	1,085,921	6.92	$2.56	1,106,854	$2.56
$5.85-$12.48	1,397,342	9.41	7.16	180,602	8.37
$23.40	4,070	5.44	23.40	4,070	23.40
	2,487,333	8.32	$5.18	1,291,526	$3.44

Unrecognized compensation costs for unvested awards as of March 31, 2006 totaled $5.5 million and is expected to be recognized over a weighted average period of approximately 3.5 years.

The Company had 755,103 shares of restricted stock outstanding with a weighted average grant date fair value of $6.81 as of January 1, 2006. No additional shares were granted during the three-month period ended March 31, 2006. No shares have been vested, forfeited or exercised during the period.

(6)   Product Returns

As part of the terms of the Zanaflex asset purchase agreement, any product returned within six months of acquisition date was the obligation of Elan. Beginning in January 2005, such returns became a liability of the Company. Through March 31, 2006, the Company has accepted $4.5 million in total product returns, of which $2.3 million was for product not sold by the Company. As the Company will accept product returned up to twelve months subsequent to its expiration date, the Company expects to continue to receive returns of Zanaflex tablets sold by Elan through June 2006. The Company recorded a charge to discounts and allowances of $4.1 million in the year ending December 31, 2004 to record an estimated liability for these returns, of which $1.8 million remains as of March 31, 2006. The Company will continue to receive returns of the product sold by Elan until June 2006 at which point the right of return expires and any remaining accrual balance will be reversed through earnings.

As part of the Zanaflex acquisition, the Company purchased certain tablet from Elan that expires within one year. The majority of this product was sold by the Company during July 2004 through March 2005. The Company has deferred revenue for this product due to the uncertainty of future returns. Included in deferred product revenue-tablets is $2.2 million and $2.3 million as of March 31, 2006 and December 31, 2005, respectively related to the sale of short dated product. The Company will continue to receive returns of the product sold by Elan until June 2006 at which point the right of return expires and the company will recognize the remaining deferred revenue balance as revenue.

(7) Income Taxes

The Company had available net operating loss carryforwards (NOL) of approximately $136.6 million and $130.0 million as of March 31, 2006 and December 31, 2005 respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2025. The Company also has research and development tax credit carryforwards of approximately $1.2 million and $1.2 million as of March 31, 2006 and December 31, 2005, respectively, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

At March 31, 2006 and December 31, 2005, the Company had a deferred tax asset of $87.3 million and $84.4 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes, as a result of past financings and its initial pubilc offering in February 2006. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its net deferred tax assets as of and for all periods presented. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

Since we commenced operations in 1995, we have devoted substantially all of our resources to the identification, development and commercialization of novel therapies that improve neurological function in people with Multiple Sclerosis (MS), Spinal Cord Injury (SCI) and other disorders of the CNS. Our marketed drug, Zanaflex Capsules, is FDA-approved for the management of spasticity. Our lead product candidate, Fampridine-SR, is in a Phase 3 clinical trial for the improvement of walking ability in people with MS. Our preclinical programs also target MS and SCI, as well as other CNS disorders, including stroke and traumatic brain injury.

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

In July 2004, we acquired all of Elan’s research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. These products are FDA-approved for the management of spasticity. We made an upfront payment to Elan of $2.0 million and are obligated to pay royalties on sales and to make milestone payments upon achievement of specified sales levels. To date, we have achieved two milestones, the first triggering a payment of $1.5 million, 50% of which was paid in the first quarter of 2005 and 50% of which was paid in the first quarter of 2006. The second milestone of

$3.0 million was paid in the first quarter of 2006. As part of our Zanaflex acquisition, we entered into a long-term supply agreement with Elan under which Elan provides us with Zanaflex Capsules. Elan also assigned us its rights under an agreement with Novartis for the supply of tizanidine and Zanaflex tablets.

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

In late 2004, we began establishing our own specialist sales force in the United States, which consisted of 31 sales professionals as of March 31, 2006. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and distribution customers. In August 2005, we entered into an agreement with Cardinal Health, under which it provided approximately 160 sales representatives to market Zanaflex Capsules, on a non-exclusive basis, to primary care physicians in the United States. Sales in the primary care market did not reach the targets specified in our agreement. We have given notice of termination of the agreement to Cardinal Health. We have agreed to make a payment to Cardinal Health in connection with that termination; we have reached agreement on the conditions of the termination and will be finalizing that agreement. We continue to retain Access Worldwide Communications (Access) to provide a small, dedicated sales force of pharmaceutical telesales professionals contact primary care, specialty physicians and pharmacists. We have transferred some of the primary care physician contacts previously covered by Cardinal Health to Access. We have initiated a pilot program with Innovex that provides six part-time representatives making exclusive calls promoting Zanaflex Capsules to primary care physicians, focusing on some of the contacts previously covered by Cardinal Health. We will continue to evaluate the market opportunity for Zanaflex Capsules in the primary care market.

In December 2005, we entered into a revenue interests assignment agreement with Paul Royalty Fund (PRF) pursuant to which we assigned PRF the right to receive a portion of our net revenues (as defined in the agreement which definition is different from our net revenues as determined in accordance with generally accepted accounting principles) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all such Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement is terminated earlier. In consideration for the assignment, PRF paid us $15.0 million at signing. We used approximately $3.0 million of that payment to repay a portion of the amount we owe to GE Capital, $200,000 of that payment for expenses associated with such repayment and $500,000 of that payment to reimburse PRF for expenses it incurred in the transaction. Under our agreement with PRF, we are required to use the remainder of the amount we received at signing and any other amounts we receive under the agreement to support commercialization, sales, marketing, clinical and regulatory activities and other financial obligations related specifically and solely to our Zanaflex operations. At our election, PRF is also required to pay us (i) an additional $5.0 million if our Zanaflex net revenues in 2005 equal or exceed $11.0 million and our Zanaflex net revenues in the first six months of 2006 equal or exceed $16.0 million, and (ii) an additional $5.0 million if our Zanaflex net revenues in 2006 equal or exceed $33.5 million. If we meet these milestones and decide to borrow these additional funds, we would be required to pay PRF $5.0 million on December 1, 2009 in the case of the first additional payment and $5.0 million on December 1, 2010 in the case of the second additional payment. For more information regarding our agreement with PRF, see “—Liquidity and Capital Resources—Financing Arrangements.”

The Company completed an initial public offering on February 9, 2006. As part of that offering, 6,075,614 shares of the Company’s common stock were sold, resulting in net proceeds of approximately $31.5 million after deducting the underwriting discount and offering expenses payable by the Company.

Upon the closing of the initial public offering, all of the Company’s convertible preferred stock and mandatorily redeemable convertible preferred stock was converted into 13,338,278 shares of common stock. This conversion resulted in the following: (a) recognition of the unamortized portion of a beneficial conversion charge of $48.5 million; (b) recognition of the unamortized portion of issuance costs relating to Series E, Series I, Series J and Series K preferred stock of $271,000; and (c) reversal of accrued preferred dividends on Series J and Series K preferred stock of $12.7 million.

Results of Operations

Three-Month Period Ended March 31, 2006 Compared to March 31, 2005

Gross Sales

We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $3.9 million for the three-month period ended March 31, 2006, as compared to $324 for the three-month period ended March 31, 2005. We recognize product sales using a deferred revenue recognition model meaning that shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. Product sales in the three-month period ended March 31, 2005 consisted of Zanaflex tablet sales beginning in March 2005, which is when we began receiving prescription data for tablets containing a code clearly identifying these prescriptions as having been filled with product we sold. We did not recognize revenue from Zanaflex Capsules prescription data until after our launch of the product in April 2005.

Discounts and Allowances

We recorded discounts and allowances of $196,000 for the three-month period ended March 31, 2006 as compared to $140,000 for the three-month period ended March 31, 2005. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the three-month period ended March 31, 2006 consisted of $105,000 in cash discounts and $91,000 in allowances for chargebacks and rebates. Discounts and allowances for the three-month period ended March 31, 2005, consisted of $64,000 in cash discounts and allowances of $76,000 for chargebacks and rebates.

Grant Revenue

Grant revenue for the three-month period ended March 31, 2006 was $122,000 compared to $25,000 for the three-month period ended March 31, 2005. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

We recorded cost of sales of $1.0 million for the three-month period ended March 31, 2006 as compared to $481,000 for the three-month period ended March 31, 2005. Cost of sales for the three-month period ended March 31, 2006 consisted of $420,000 in inventory costs related to recognized revenue, $345,000 in royalty fees, based on net product shipments, $185,000 in amortization of intangible assets, an amount unrelated to either the volume of shipments or the amount of revenue recognized, and $91,000 in period costs related to packaging, freight, and stability testing. Cost of sales for the three-month period ended March 31, 2005 consisted of $265,000 in royalty fees, $83,000 in amortization of intangible assets, $69,000 in costs related to packaging, freight, and stability testing, and $64,000 in inventory costs related to recognized revenue. Payments to and interest expense related to our Paul Royalty Fund transaction discussed below in the section entitled “Liquidity and Capital Resources” does not impact our cost of sales.

Research and Development

Research and development expenses for the three-month period ended March 31, 2006 were $3.3 million as compared to $2.1 million for the three-month period ended March 31, 2005, an increase of approximately $1.2 million, or 56%. The increase in research and development expenses was primarily attributable to the ongoing Phase 3 clinical trial of Fampridine-SR in MS. The MS clinical development program expense increased from $428,000 for the three-month period ended March 31, 2005 to $2.1 million for the three-month period ended March 31, 2006, an increase of $1.6 million or 380%, due to the continuation of increased activity in our Phase 3 clinical trial program.

Other contract expenses decreased to $155,000 in the three-month period ended March 31, 2006, from $448,000 in the three-month period ended March 31, 2005, a decrease of $293,000 or 65%. This decrease was primarily due to a decrease in expenses for the manufacture of clinical supplies. Operating expenses for clinical development and preclinical research and development was $1.0 million for the three-month period ended March 31, 2006, compared to $1.2 million in the three-month period ended March 31, 2005, a decrease of $153,000 or 13%.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2006 were $4.6 million compared to $2.3 million for the three-month period ended March 31, 2005, an increase of $2.3 million or 98%. This increase was primarily attributable to an increase of $931,000 for marketing and distribution and sales administration expense related to the launch of Zanaflex Capsules and the distribution of Zanaflex tablets. Salaries and benefits increased $779,000 and other selling related expenses increased $550,000 resulting from the expansion of our Zanaflex Capsules specialist sales force. Sales and marketing expenses are expected to trend higher over the remainder of the year.

General and Administrative

General and administrative expenses for the three-month period ended March 31, 2006 were $2.3 million compared to $2.1 million for the three-month period ended March 31, 2005, an increase of approximately $200,000 or 5%. Insurance expense increased by approximately $139,000 and investor relations increased $57,000 resulting from our initial public offering. General and administrative expenses are expected to trend higher over the remainder of the year.

Other Income (Expense)

Other income (expense) was a negative $39,000 for both three-month periods ended March 31, 2006 and March 31, 2005. Interest expense increased by $155,000 principally due to interest expense related to the sale of revenue interest to Paul Royalty Fund in December 2005, partially offset by a $152,000 increase in interest income due to an increase in cash balances resulting from the completion of our initial public offering of common stock in February 2006.

Cumulative effect of change in accounting principle

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the Company changed its method of recognizing the number of outstanding instruments for which the requisite service is not expected to be rendered from an actual basis to an estimate. This change resulted in the recognition of a cumulative effect of change in accounting principle as of January 1, 2006 of $454,000 compared to none for the three-month period ended March 31, 2005. The cumulative effect adjustment represents the difference between compensation cost recognized through the date of adoption using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures.

Beneficial Conversion Feature, Accretion of Issuance Costs, Preferred Dividends and Fair Value of Warrants Issued to Convertible Preferred Stockholders

Charges related to preferred stock increased from $6.2 million for the three-month period ended March 31, 2005, to $36.0 million for the three-month period ended March 31, 2006, due to accretion of the remaining unamortized portion of beneficial conversion charges of $48.5 million and issuance costs of $271,000 upon our completion of our initial public offering of our common stock in February 2006. These charges primarily comprised accretion of issuance costs on Series E, Series I and Series J mandatorily redeemable convertible preferred stock, accrual of preferred dividend of on Series J and Series K mandatorily redeemable convertible preferred stock, accretion of beneficial conversion feature on Series A through Series I preferred stock for reset in conversion price, accretion of beneficial conversion feature on Series J preferred stock (see Notes 3 and 4 to our consolidated financial statements). These charges were partially offset by the reversal of the cumulative preferred dividends of $12.7 million on Series J and Series K mandatorily redeemable convertible preferred stock during the three-month period ended March 31, 2006 as they have been forfeited through completion of the initial public offering.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and, as of March 31, 2006, we had an accumulated deficit of approximately $215.0 million. We have financed our operations primarily through private placements of our securities, and, to a lesser extent, from loans, government grants and, more recently, our financing arrangement with PRF and the completion of our initial public offering of our common stock in February 2006.

Our initial public offering resulted in the issuance of approximately 6.1 million shares of our common stock and the conversion of all our outstanding convertible and mandatorily convertible preferred stock. In connection with the offering of common shares, we raised approximately $31.5 million, net of underwriter and other offering fees.

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

Investment Activities

At March 31, 2006, cash and cash equivalents and short-term investments were approximately $30.0 million, as compared to $13.8 million at December 31, 2005. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and high-quality government and investment grade corporate bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our short-term investments consist of corporate debt securities with original maturities greater than three months and less than one year. Our balance in these investments was $4.0 as of March 31, 2006, as compared to $2.0 million as of December 31, 2005. As of March 31, 2006, our cash and cash equivalents were $26.0 million, as compared to $11.8 million as of December 31, 2005.

Net Cash Used by Operations

Net cash used by operations was $15.0 million and $2.5 million for the three-month period ended March 31, 2006 and 2005, respectively. Cash used by operations for the three-month period ended March 31, 2006 was primarily attributable to a net loss of $6.9 million and a decrease in accounts payable, accrued expenses and other current liabilities of $9.1 million. Cash used in operations for the three-month period ended March 31, 2006, was partially offset by non-cash stock compensation expense of $1.0 million and an decrease in inventory of $379,000. Cash used by operations for the three-month period ended March 31, 2005 was primarily attributable to a net loss of $7.2 million, a decrease in return-related liabilities of $1.1 million and a decrease in royalty payable of $750,000. Cash used in operations for the three-month period ended March 31, 2005, was partially offset by non-cash stock compensation expense of $1.3 million, a decrease in accounts receivable of $1.3 million, a $2.4 million increase in deferred revenue and an $361,000 decrease in prepaid expenses and other current assets.

Net Cash Used in/Provided by Investing

Net cash used in investing activities for the three-month period ended March 31, 2006, was $2.1 million, primarily due to purchases of short term investments of $4.0 million partially offset by $2.0 million in net proceeds received from maturities of short-term investments. In addition, we purchased property and equipment of approximately $110,000 in the three-month period ended March 31, 2006. Net cash provided by investing activities for the three-month period ended March 31, 2005, was $6.9 million, primarily due to $7.0 million in net proceeds received from maturities of short-term investments. In addition, we purchased property and equipment of approximately $95,000 in the three-month period ended March 31, 2005.

Net Cash Used in/Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2006, was $31.3 million, primarily due to $31.5 of initial public offering proceeds, net of issuance costs, offset by $206,000 in repayments of notes payable. Net cash provided by financing activities for the three-month period ended March 31, 2005, was $5.9 million, primarily due to $5.8 from the issuance of notes payable.

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

We believe our existing cash and cash equivalents and short-term investment, together with the net proceeds from our financing arrangement with PRF and our initial public offering, will be sufficient to fund our operating expenses, debt repayments and capital equipment requirements to July 1, 2007. To the extent our capital resources are insufficient to meet future operating requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

In 2002, we entered into two financing agreements with GE Capital for an aggregate amount of approximately $1.2 million, to finance the purchase of certain property and equipment. One note is for $766,781 and bears an annual fixed interest rate of 8.88%. The second note is for $386,731 and bears an annual fixed interest rate of 8.57%. These financing arrangements are secured by certain of our property and equipment and do not include any debt covenants. We are required to pay monthly installments until October 2006. The aggregate principal payments required subsequent to March 31, 2006 are $93,817 in 2006.

In January 1997, EIS loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes. One promissory note in the principal amount of $5.0 million bears interest at a rate of 3% which began on the first anniversary of the note. The other promissory note in the amount of $2.5 million is non-interest bearing. The unpaid principal of $5.0 million note is convertible into 67,476 shares of our common stock. The $2.5 million promissory note is convertible into 210,863 shares of our common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period, beginning one year after we receive regulatory approval for certain products to be developed, subject to limitations related to gross margin on product sales. If we and Elan determine that regulatory approval will not likely occur, the $5.0 million promissory note will automatically convert into the underlying common stock unless Elan elects to have the amount due on the note cancelled. If our license and supply agreements with Elan are terminated for any other reason, the principal and interest is repayable ratably over 15 years. Both promissory notes restrict our ability to incur indebtedness that is senior to the notes, subject to certain exceptions, including for our revenue interests assignment arrangement with PRF.

Under our Zanaflex purchase agreement with Elan, we are obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules as defined in the agreement. As of March 31, 2006, we have made or accrued $4.5 million of these milestone payments in the consolidated financial statements. Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are bound to order one hundred percent of the forecast required quantities for each five month period immediately following each monthly forecast report. At March 31, 2006, the forecast requirement for the five month period following March 31, 2006 amounted to approximately $800,000.

Under our Fampridine-SR license agreement with Elan, we are obligated to make milestone payments to Elan of up to $15.0 million over the life of the contract and royalty payments as a percentage of product sales. Combined obligations of royalties and costs of goods as defined in the Fampridine-SR  license agreement is approximately 20%. In addition, under our various other research, license and collaboration agreements we are obligated to make milestone payments of up to an aggregate of approximately $16.8 million over the life of the contracts.

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

Revenue Recognition

We apply the revenue recognition guidance in SFAS No. 48, Revenue Recognition When the Right of Return Exists, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. Under SFAS No. 48 we are not permitted to recognize revenue until we can reasonably estimate the likely return rate for our products. Since we have only limited sales history with Zanaflex Capsules and due to generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we do not believe we can reasonably determine a return rate. As a result, we account for sales of these products using a deferred revenue recognition model. At a future point in time, which could be in a number of years, when we are able to reasonably estimate product returns we will begin to recognize revenue based on shipments of product to our wholesale drug distributors.

Under our deferred revenue model, we do not recognize revenue upon shipment of product to our wholesale drug distributors. Instead, we record deferred revenue at gross invoice sales price, and classify the cost basis of the inventory shipped as inventory held by others. We recognize revenue when prescriptions are filled to an end-user because once a prescription is filled the product cannot be returned. We use monthly prescription data that we purchase from NDC Health, a leading provider of healthcare data, to determine the amount of revenue to be recognized. We estimate prescription sales until the NDC data becomes available, at which time adjustments are made to revenue and cost of sales to account for any differences between our estimates and the actual data. To date such differences have been minimal. The estimated prescription sales are based on average year-to-date prescriptions. Gross sales data reported in the financial statements in this filing are based on two months of actual prescription data and one month of estimated prescription data. The method for estimating prescriptions will be reevaluated as more prescription data becomes available. When we receive the prescription data, we use the number of units of product prescribed to record gross sales. We then reduce deferred revenue and record cost of goods sold. We began receiving end-user prescription data in March 2005 which enabled us to begin recognizing revenue from Zanaflex tablet sales. We began marketing Zanaflex Capsules in April 2005 and began receiving prescription data and recognizing revenue in the same month.

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

Sale of Zanaflex Tablet Inventory Acquired From Elan

When we acquired Zanaflex from Elan, we also acquired Elan’s inventory of Zanaflex tablets. This inventory included partial lots with expiration dating of less than 12 months and full lots with expiration dating greater than 12 months. We have deferred recognition of any revenue from sales of the partial lot inventory until the return period for this product expires in June 2006, and will recognize revenue then only to the extent that deferred revenues exceed returns. The balance of this deferred revenue at March 31, 2006 was $2.2 million. We cannot use prescription data to recognize revenue associated with the partial lot inventory acquired from Elan because we cannot determine whether the prescription was filled with product that Elan sold prior to our acquisition of Zanaflex or with product we sold.

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

At March 31, 2006 and December 31, 2005, we had deferred revenue from Zanaflex tablets of $11.0 million and $11.5 million respectively, of which $2.2 million and $2.3 million, respectively, was related to product acquired from Elan that had an expiration date of less than 12 months at the time it was sold during 2004. The Company will continue to receive returns of the product sold by Elan until June 2006 at which point the right of return expires and any remaining accrual balance will be reversed through earnings. The potential currently exists that we may recognize a large portion of this balance as revenue in June 2006 based on our current trends in tablet return rates.

Returns of Zanaflex Tablets sold by Elan

As part of the acquisition of Zanaflex, we agreed to accept any returns of Zanaflex tablets that were returned subsequent to January 17, 2005, including returns of product that was originally sold by Elan. Product returns prior to January 17, 2005, were the responsibility of Elan. We have recorded a charge of $4.1 million in the year ended December 31, 2004, for the estimated returns of Zanaflex tablets sold by Elan. To the extent that returns exceed the estimated charge, we will be required to record further charges. The Company will continue to receive returns of the product sold by Elan until June 2006 at which point the right of return expires. The Company will recognize the remaining deferred revenue balance as revenue. At March 31, 2006 $1.8 million of this accrued liability remains and will be reduced by tablet returns received through June 30, 2006. The potential currently exists that we may reverse a large portion of this liability in June 2006 based on our current trends in tablet return rates.

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

We have not recorded any tax provision or benefit for the three-month periods ended March 31, 2006 and 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at March 31, 2006.

As of March 31, 2006, we had available net operating loss carry-forwards of approximately $136.6 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2025 and research and development tax credit carry-forwards of approximately $1.2 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

Stock-Based Compensation

Historically, the Company accounted for share-based compensation costs under the provisions of Statement of Financial Accounting Standards 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” using a fair-value-based method of accounting for stock-based employee compensation plans.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

In connection with the adoption of SFAS No. 123R, the Company changed from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Prior to the adoption of SFAS No. 123R, the Company recognized forfeitures associated with its share-based awards as they occurred rather than estimating forfeitures. Upon adoption of SFAS No. 123R, the Company recorded a cumulative effect of change in accounting principle of $454,225, calculated as the difference between compensation cost recognized to date using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures. The Company estimates that its future annual forfeiture rate will be 5%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash and cash equivalents, short-term investments, grant receivable, notes payable, convertible notes payable, accounts payable, warrant liability, and put/call liability. The estimated fair values of all of our financial instruments, excluding convertible notes payable to EIS, approximate their carrying amounts at March 31, 2006.

We have cash equivalents and short-term investments at March 31, 2006, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and corporate debt securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2006.

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

Item 4.                          Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them.

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

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1.                          Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as the update to those risk factors provided below, all of which could materially affect our business, financial condition or future results. The risks described in the Annual Report, as updated below, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Dependence on Third Parties

We rely on third parties to provide sales representatives to market Zanaflex Capsules to primary care physicians.

In our Annual Report on Form 10-K for the year ended December 31, 2005, we noted that we had provided notice of termination of our agreement with Cardinal Health and were in discussions regarding potential payment of costs and fees, if any. We subsequently agreed to make a payment to Cardinal Health in connection with that termination and have agreed on the other conditions of termination. We are in the process of finalizing that agreement.

Item 4.    Submission of Matters to a Vote of Security Holders.

1.

The consent, approval and adoption of an amendment to the Amended and Restated Certificate of Incorporation of the Corporation principally to increase the number of authorized shares of the Company’s stock and to expand the Company’s board of directors by one directorship. This resolution was approved by shareholders by a written consent dated January 11, 2006 by the following vote:
12,050,873 votes for.

2.

The election of Jeffrey Randall to serve as a Class III director on our board of directors until the 2008 Annual Meeting of Stockholders. This resolution was approved by shareholders by a written consent dated January 11, 2006 by the following vote:
12,050,873 votes for.

3.	The approval of the 2006 Employee Incentive Plan. This resolution was approved by shareholders by a written consent dated January 11, 2006 by the following vote: 12,050,873 votes for.

Item 6.    Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York State of New York, on this 12th day of May 2006.

Acorda Therapeutics, Inc.

By:	/s/ Ron Cohen
Ron Cohen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Cohen	President, Chief Executive Officer and	May 12, 2006
Ron Cohen, M.D.	Director (Principal Executive Officer)

/s/ David Lawrence	Chief Financial Officer (Principal Financial	May 12, 2006
David Lawrence, M.B.A.	Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.