Form 10-Q
period 2006-09-30
ACORDA THERAPEUTICS INC
filed 2006-11-14
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $0.001 par value per share	23,021,912 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains “forward-looking” statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report and in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2005, Form 10-Q for the three-month period ended March 31, 2006, Form 10-Q for the three-month period ended June 30, 2006 and this report, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

PART I

Item 1.                        Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,920,624	$11,761,299
Restricted cash	270,706	262,993
Short-term investments	6,439,560	2,001,175
Trade accounts receivable, net	3,819,731	589,252
Grant receivable	126,259	155,178
Prepaid expenses	1,717,814	2,224,042
Finished goods inventory held by the Company	5,860,857	5,586,842
Finished goods inventory held by others	1,281,270	1,170,603
Other current assets	1,441,099	1,712,550
Total current assets	32,877,920	25,463,934
Property and equipment, net of accumulated depreciation	1,277,073	1,707,104
Intangible assets, net of accumulated amortization	5,397,976	5,952,261
Other assets	764,448	788,531
Total assets	$40,317,417	$33,911,830
Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$2,161,550	$4,133,611
Accrued expenses and other current liabilities	4,760,674	9,926,773
Accrued product returns	—	1,831,211
Deferred product revenue—Zanaflex tablets	8,604,565	11,509,598
Deferred product revenue—Zanaflex Capsules	7,702,509	5,226,106
Current portion of notes payable	1,010,873	1,068,414
Current portion of revenue interest liability	3,202,795	2,162,160
Total current liabilities	27,442,966	35,857,873
Long-term portion of notes payable	461,211	1,146,956
Other long-term liabilities	532,501	549,023
Non current portion of revenue interest liability	11,321,859	12,913,519
Long-term convertible notes payable—principal amount, plus accrued interest less unamortized debt discount of $13,987 and $55,944 as of September 30, 2006 and December 31, 2005, respectively	8,952,037	8,767,798
Mandatorily Redeemable Convertible Preferred Stock:
Series E convertible preferred stock—$0.001 par value. Authorized 7,472,612 shares at September 30, 2006 and December 31, 2005; issued and outstanding 0 and 7,472,612 at September 30, 2006 and December 31, 2005, respectively (Redemption and liquidation value of $0 as of September 30, 2006)	—	10,331,648

See accompanying Unaudited Notes to the Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2006	2005
	(unaudited)
Series I convertible preferred stock—$0.001 par value. Authorized 10,204,047 shares at September 30, 2006 and December 31, 2005; issued and outstanding 0 and 10,204,047 at September 30, 2006 and December 31, 2005, respectively (Redemption and liquidation value of $0 as of September 30, 2006)	—	20,369,508
Series J convertible preferred stock—$0.001 par value. Authorized 112,790,233 shares at September 30, 2006 and December 31, 2005; issued and outstanding 0 and 112,790,233 at September 30, 2006 and December 31, 2005, respectively (Redemption and liquidation value of $0 as of September 30, 2006)	—	47,355,590
Series K convertible preferred stock—$0.001 par value. Authorized 1,573,330 shares at September 30, 2006 and December 31, 2005; issued and outstanding 0 and 1,533,327 shares at September 30, 2006 and December 31, 2005, respectively (Redemption and liquidation value of $0 at September 30, 2006)	—	13,155,593
Commitments and contingencies
Stockholders’ (deficit):
Series A convertible preferred stock, $0.001 par value. Authorized 1,646,068 shares at September 30, 2006 and December 31, 2005; issued and outstanding 0 and 1,306,068 shares at September 30, 2006 and December 31, 2005, respectively (liquidation value of $0 as of September 30, 2006)	—	1,306
Series B convertible preferred stock, $0.001 par value. Authorized 2,250,000 shares at September 30, 2006 and December 31, 2005; issued and outstanding 0 and 900,000 shares at September 30, 2006 and December 31, 2005, respectively (liquidation value of $0 as of September 30, 2006)	—	900
Series C convertible preferred stock, $0.001 par value. Authorized 333,333 shares at September 30, 2006 and December 31, 2005; issued and outstanding 0 and 333,333 at September 30, 2006 and December 31, 2005, respectively (liquidation value of $0 as of September 30, 2006)	—	333
Series D convertible preferred stock, $0.001 par value. Authorized 400,000 shares at September 30, 2006 and December 31, 2005; issued and outstanding—none	—	—
Series F convertible preferred stock, $0.001 par value. Authorized 2,300,000 shares at September 30, 2006 and December 31, 2005; issued and outstanding 0 and 2,300,000 at September 30, 2006 and December 31, 2005, respectively (liquidation value of $0 as of September 30, 2006)	—	2,300

See accompanying Unaudited Notes to the Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2006	2005
	(unaudited)
Series G convertible preferred stock, $0.001 par value. Authorized 1,250,000 shares at September 30, 2006 and December 31, 2005; issued and outstanding—none	—	—
Series H convertible preferred stock, $0.001 par value. Authorized 1,575,229 shares at September 30, 2006 and December 31, 2005; issued and outstanding 0 and 1,575,229 shares at September 30, 2006 and December 31, 2005, respectively (liquidation value of $0 as of September 30, 2006)	—	1,575
Common stock, $0.001 par value. Authorized 260,000,000 and 200,000,000 shares at September 30, 2006 and December 31, 2005, respectively; issued and outstanding 19,630,636 and 208,732 shares as of September 30, 2006 and December 31, 2005, respectively	19,635	209
Additional paid-in capital	216,632,468	91,501,190
Accumulated deficit	(225,051,734)	(208,041,931)
Other comprehensive income (loss)	6,474	(1,560)
Total stockholders’ (deficit)	(8,393,157)	(116,535,678)
Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ (deficit)	$40,317,417	$33,911,830

See accompanying Unaudited Notes to the Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	Three-month period ended September 30, 2006	Three-month period ended September 30, 2005	Nine-month period ended September 30, 2006	Nine-month period ended September 30, 2005
Gross sales—Zanaflex	$6,537,576	$2,760,908	$18,303,614	$3,239,091
Less: discounts and allowances	(380,610)	(147,124)	955,266	(991,560)
Net sales	6,156,966	2,613,784	19,258,880	2,247,531
Grant revenue	70,350	29,553	371,615	184,195
Total net revenue	6,227,316	2,643,337	19,630,495	2,431,726
Less: cost of sales	(1,652,281)	(706,826)	(4,037,405)	(2,273,970)
Gross profit	4,575,035	1,936,511	15,593,090	157,756
Operating expenses:
Research and development	2,594,466	2,509,551	8,892,352	9,652,543
Sales and marketing	5,297,223	4,288,373	14,142,074	9,657,233
General and administrative	3,435,290	2,405,627	9,273,166	6,338,716
Total operating expenses	11,326,979	9,203,551	32,307,592	25,648,492
Operating loss	(6,751,944)	(7,267,040)	(16,714,502)	(25,490,736)
Other income (expense):
Interest and amortization of debt discount expense	(766,669)	(304,217)	(1,674,203)	(824,196)
Interest income	280,626	89,413	853,504	347,352
Other income	68,321	(39)	71,173	989
Total other income (expense)	(417,722)	(214,843)	(749,526)	(475,855)
Cumulative effect of change in accounting principle	—	2,805	454,225	2,805
Net loss	(7,169,666)	(7,479,078)	(17,009,803)	(25,963,786)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	—	(6,426,937)	(36,007,456)	(18,636,443)
Net loss allocable to common stockholders	$(7,169,666)	$(13,906,015)	$(53,017,259)	$(44,600,229)
Net loss per share allocable to common stockholders—basic and diluted	$(0.37)	$(66.62)	$(3.17)	$(221.17)
Weighted average common shares outstanding used in computing net loss per share allocable to common stockholders—basic and diluted	19,632,660	208,732	16,745,628	201,656

See accompanying Unaudited Notes to the Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Nine-month period ended September 30, 2006	Nine-month period ended September 30, 2005
Cash flows from operating activities:
Net loss	$(17,009,803)	$(25,963,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,906,869	3,464,928
Amortization of note discount	41,958	92,495
Amortization of discount on short-term investments	(34,560)	193,930
Cumulative effect of change in accounting principle	(454,225)	—
Accretion of discount	34,525	251,373
Unrealized loss on warrants	58,478	—
Depreciation and amortization expense	1,284,079	1,033,130
Loss on disposal of property and equipment	587	—
Gain on put/call liability	(75,000)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(3,230,479)	1,193,027
Decrease in grant receivables	28,920	51,285
Decrease (increase) in prepaid expenses and other current assets	777,679	(1,546,783)
Increase in inventory held by the Company	(274,015)	(3,659,983)
Increase in inventory held by others	(110,667)	(870,435)
Decrease in other assets	24,083	—
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	(6,817,727)	2,746,766
Decrease in returns liability	(1,831,211)	(2,115,567)
Increase in deferred product revenue—tablets	(2,905,033)	4,959,993
Increase (decrease) in deferred product revenue—Capsules	2,476,403	4,017,369
Decrease in milestone payable	—	(750,000)
Restricted cash	(7,713)	(4,470)
Net cash used in operating activities	(25,116,852)	(16,906,728)
Cash flows from investing activities:
Purchases of property and equipment	(300,350)	(142,154)
Purchases of intangible assets	—	(750,000)
Purchases of short-term investments	(11,881,791)	(11,520,820)
Proceeds from maturities of short-term investments	7,486,000	15,580,000
Net cash (used in)/provided by investing activities	(4,696,141)	3,167,026
Cash flows from financing activities:
Proceeds from issuance of common stock	31,479,307	20,448
Proceeds from issuance of notes payable	—	5,785,215
Proceeds from issuance of warrants	—	214,785
Repayments of revenue interest liability	(729,179)	—
Repayments of notes payable	(777,810)	(429,245)
Net cash provided by financing activities	29,972,318	5,591,203
Net increase (decrease) in cash and cash equivalents	159,325	(8,148,499)
Cash and cash equivalents at beginning of period	11,761,299	11,729,112
Cash and cash equivalents at end of period	$11,920,624	$3,580,613
Supplemental disclosure:
Cash paid for interest	$1,026,785	$374,535
Non-cash charges related to convertible preferred stock:
Beneficial conversion feature	48,470,740	14,549,194
Accretion of issuance costs	270,725	81,219
Preferred dividend	(12,734,009)	4,006,030
Non-cash activities:
Accrued Zanaflex milestone payments	—	2,250,000
Gain on put/call liability	75,000	—

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

The Company completed a private placement on October 6, 2006. As part of that offering, 3,230,769 shares of the Company’s common stock were sold, resulting in net proceeds to the Company of approximately $29.8 million net of issuance costs. The impact of this offering is not reflected in the accompanying interim financial statements.

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

The Company is devoting substantially all of its efforts to promoting sales of Zanaflex Capsules, conducting clinical trials, pursuing regulatory approval for products under development, and engaging in preclinical development. The Company has begun to generate product revenues but has not achieved profitable operations or positive cash flows from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit since inception through September 30, 2006 was $225.1 million and the Company expects to continue to incur losses for the foreseeable future. Further, the Company’s future operations are dependent on the success of the Company in commercializing Zanaflex Capsules, completing the clinical development of Fampridine-SR in MS and obtaining regulatory approval and market acceptance of this product candidate and advancing its preclinical programs.

The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity, including the proceeds from the October 2006 private placement, should be sufficient to fund operations and meet financial obligations through the first quarter of 2008 based on the Company’s current projected revenue and spending levels. To the extent our capital resources are insufficient to meet future operating requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Revenue Recognition

The Company applies the revenue recognition guidance in SFAS No. 48, Revenue Recognition When the Right of Return Exists, which amongst other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. Zanaflex Capsules are a new product with limited historical return data. Due to the uncertainty of returns for both products, the Company is accounting for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized is based on (1) the estimated prescription demand based on pharmacy sales for its products, and (2) the Company’s analysis of third-party information, including third-party market research data. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information is itself in the form of estimates, and reflect other limitations. The Company’s sales and revenue recognition reflects the Company’s estimates of actual product prescribed to the end-user.

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

The Company relies on a single manufacturer, Elan, for the supply of Zanaflex Capsules and through February 2007 on another single manufacturer, Novartis, for the manufacture of Zanaflex tablets and for the supply of tizanidine, the active pharmaceutical ingredient, or API, in Zanaflex Capsules and Zanaflex tablets. If either Elan or Novartis experiences any disruption in their operations, a delay or interruption in the supply of the Company’s products could result until the affected supplier cures the problem or the Company locates an alternative source of supply. The Company may not be able to enter into alternative supply arrangements on terms that are commercially favorable, if at all. Any new supplier would also be required to qualify under applicable regulatory requirements. The Company could experience substantial delays before it is able to qualify any new supplier and transfer the required manufacturing technology to that supplier. Novartis has discontinued production of tizanidine and successfully transferred the methods of manufacturing tizanidine to Rohner, an API manufacturer in Pratteln, Switzerland. The Company verified this transfer and visited Rohner’s manufacturing site in February 2006, following the commencement of Rohner’s manufacture of tizanidine. The Company has also identified an alternate source for tizanidine in collaboration with Elan. However Rohner and any supplier would need to be approved by the FDA as a tizanidine manufacturer for Zanaflex Capsules and tablets in order for it to be used as an API supplier for the company. It is the responsibility of each of Novartis and Elan to procure the API required to meet their contractual obligations under their respective supply agreements with the Company. The Company does not anticipate an interruption in API supply, and any cost associated with validating API suppliers would be incurred by Novartis (prior to February 2007) or Elan. The Company has arranged with another company, Sharp Corporation, to bottle and package Zanaflex tablets.

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

Earnings per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. For the three and nine-month periods ended September 30, 2006 and September 30, 2005 all of the Company’s common share equivalents would have been anti-dilutive and have not been used in the calculation of diluted net loss per share. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. The Company has reflected the beneficial conversion feature for Series E, Series I and Series J, accretion of issuance costs for Series E, Series I, Series J and Series K, and preferred dividend for Series J and Series K in the net loss allocable to common stockholders as set forth below.

	Beneficial conversion feature	Accretion of issuance costs	Preferred dividend
For the three-month period ended September 30, 2006	$—	$—	$—
For the three-month period ended September 30, 2005	4,849,731	27,073	1,335,348
For the nine-month period ended September 30, 2006	48,470,740	270,725	(12,734,009)
For the nine-month period ended September 30, 2005	14,549,194	81,219	4,006,030

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The Interpretation is effective for the Company beginning January 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption of the Interpretation. The Company is evaluating the potential effects the Interpretation may have on its consolidated financial position or results of operations, but no material consequence is expected.

In September 2006, the Staff of the SEC provided guidance on the need to consider the effects of prior year misstatements in quantifying the materiality of current year misstatements - Staff Accounting Bulletin No. 108 (SAB 108). According to SAB 108, a registrant must consider both the current year effect of an accounting error as well as the earnings effect of adjusting the balance sheet for related previous errors that might individually have been immaterial but that would be material to the current year’s earnings if corrected on a catch-up basis. SAB 108 permits adjustment for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 further requires the adjustment of any prior quarterly financial statements within the year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require reports previously filed with the SEC to be amended. SAB 108 is effective for annual financial statements covering fiscal years ending after November 15, 2006 for those registrants electing not to restate prior periods. The Company is in the process of evaluating SAB 108 but does not believe it will have a material effect on its consolidated financial statements or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). The new standard provides guidance on the definition of and how to measure fair value and what sources of information are to be used in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The Company is in the process of evaluating the new standard which is not expected to have any effect on its financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for the Company as of the first quarter of 2008.

(3)          Beneficial Conversion Feature

In May 2003, the Company completed a private placement of 112,790,233 shares of Series J mandatorily redeemable convertible preferred stock at $0.49 per share for an aggregate purchase price of approximately $55,267,000.

As part of this financing, the original conversion price of the Series A through Series I preferred stock was reduced as a result of anti-dilution adjustments, which resulted in a beneficial conversion amounting to $80,730,286 in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion charge of $20,860,491 relating to Series A, Series B, Series C, Series F and Series H convertible preferred stock, which were not mandatorily redeemable and could be converted at any time at the option of the holders to common stock, was recorded as an immediate charge to additional paid-in capital. The remaining beneficial conversion amount of $59,869,795 related to Series E and Series I convertible preferred stock, which were mandatorily redeemable at any time on or after June 30, 2008, was being accreted ratably over the mandatory redemption period. Such accretion amounted to $29,058,676 and $8,722,382 for the nine-month periods ended September 30, 2006 and 2005, respectively, and is charged to additional paid-in capital. Upon completion of the company’s initial public offering on February 9, 2006, the remaining beneficial conversion amount was fully accreted.

In addition, the issuance of Series J mandatorily redeemable convertible preferred stock resulted in a beneficial conversion amounting to $39,994,812 in accordance with EITF No. 98-5. The beneficial conversion is calculated based on the estimated fair value of the Company’s common stock price per share at the date of issuance of Series J preferred stock of approximately $10.14 per share of common stock, which was calculated based on the estimated projected midpoint of the range of the Company’s initial public offering price per common share, which was planned in the fourth calendar quarter of 2003, and the stock price appreciation in comparable public companies from May 2003 to August 2003. The beneficial conversion feature was being accreted ratably over the mandatory redemption period, with a charge to additional paid-in capital of $19,412,064 and $5,826,812 for the nine-month periods ended September 30, 2006 and 2005, respectively. Upon completion of the Company’s initial public offering on February 9, 2006, the remaining beneficial conversion amount was fully accreted.

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

The terms of the Preferred Stock were as follows:

(a)   Dividends

The Preferred Stock (except Series J and Series K) were entitled to noncumulative dividends prior to and in preference to dividends declared or paid on the common stock, at the rate of $0.10 per share per annum for Series A through Series H and at the rate of $0.39 per share per annum for Series I when and if declared by the board of directors. Dividends on Series J and Series K were cumulative and accrued on each share of Series J Preferred Stock and Series K Preferred Stock commencing on the date of issuance, whether or not earned or declared at the rate of $0.0392 per share per annum for Series J and at the rate of $0.60 per share per annum for Series K, based on the original issue price of Series J Preferred Stock and Series K Preferred Stock, prior and in preference to any declaration or payment of any dividend on any other Series of Preferred Stock holders (Series A through Series I). Accrued dividends for Series J and K were $11.1 million and $1.7 million as of December 31, 2005. Upon the Company’s initial public offering in February 2006, the total dividend accruals of $11.6 million and $1.8 million for Series J and K, respectively, were reversed. The net reversal of dividends for the nine-month period ended September 30, 2006 was $12.7 million, including accruals made from the beginning of the year up to the initial public offering.

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

The effects of applying SFAS No. 123R in a particular year, may not be representative of the effects on reported net income or loss for future years. The fair value of each option granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions:

	Three-month period ended September 30		Nine-month period ended September 30,
	2006	2005	2006	2005
Employees and directors:
Estimated volatility	70.8%	78.1%	72.3%	78.4%
Expected life in years	5.4	5.0	5.4	5.0
Risk free interest rate	4.9%	4.1%	4.7%	4.1%
Dividend yield	—	—	—	—

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

The weighted average fair value per share of options granted to employees and directors for the three-month periods ended September 30, 2006 and 2005 amounted to approximately $4.78 and $4.10 respectively. The weighted average fair value per share of options granted to employees and directors for the nine-month periods ended September 30, 2006 and 2005 amounted to approximately $3.86 and $4.16 respectively. No options were granted to non-employees for the nine-month periods ended September 30, 2006 and 2005.

During the three-month period ended September 30, 2006, the Company granted 60,600 stock options to employees under the 2006 Plan. During the nine-month period ended September 30, 2006, the Company granted 844,340 stock options to employees and directors under the 2006 Plan. The stock options were issued with a weighted average exercise price of $6.10 per share. 100 of these options vested immediately, 32,698 of these options will vest over a three-year vesting schedule, and 811,542 will vest over a four-year vesting schedule. As a result of these grants the total compensation charge to be recognized over the service period is $2,877,572, of which $422,936 was recognized during the nine-month period ended September 30, 2006.

Compensation costs for options and restricted stock granted to employees and directors amounted to $962,425 and $1,489,865 for the three-month periods ended September 30, 2006 and 2005, respectively. Compensation costs for options and restricted stock granted to employees and directors amounted to $2,905,670 and $3,464,128 for the nine-month periods ended September 30, 2006 and 2005, respectively. There were no compensation costs capitalized in our inventory balances. Compensation expense for options and restricted stock granted to employees and directors are classified between research and development, sales and marketing and general and administrative expense based on employee job function. Compensation costs recognized during the nine-month period ended September 30, 2006 were $312,445 less than would have been recorded had the Company not adopted SFAS No. 123R and it continued to apply the fair value provisions of SFAS No. 123.

Options granted to non-employees vest immediately or over a one to four year period based upon future service requirements. Compensation cost for options granted to non-employees amounted to $1,199 and $800 for the nine-month periods ended September 30, 2006 and 2005, respectively. The amount of compensation cost to be recorded in the future for options granted to non-employees is subject to change each reporting period based upon changes in the estimated fair value of the Company’s common stock, estimated volatility and risk free interest rate until the non-employee completed performance under the option agreement.

A summary of share-based compensation activity for the nine-month period ended September 30, 2006 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2006	1,770,494	$3.44
Granted	844,340	6.10
Forfeited	(37,293)	6.00
Exercised	(13,460)	1.56
Balance at September 30, 2006	2,564,081	$4.29	8.0	$10,140,921
Vested and expected to vest at September 30, 2006	2,442,082	$4.48	7.9	$9,836,416
Exercisable at September 30, 2006	1,394,882	$3.88	7.0	$7,428,565

Nonvested stock options	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	556,460	$10.91
Granted	844,340	6.10
Vested	(206,473)	7.25
Forfeited	(25,128)	7.84
Nonvested at September 30, 2006	1,169,199	$8.15

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of September 30, 2006	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of September 30, 2006	Weighted- average exercise price
$1.56-$ 4.81	1,125,050	6.72	$2.66	1,057,069	$2.59
$5.85-$12.48	1,434,961	8.95	7.20	333,743	7.75
$23.40	4,070	4.94	23.40	4,070	23.40
	2,564,081	7.96	$5.23	1,394,882	$3.88

Unrecognized compensation costs for unvested awards as of September 30, 2006 totaled $5.4 million and is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Activity

Restricted Stock	Number of Shares	Average grant date fair value
Nonvested at January 1, 2006	755,083	$9.73
Granted	—	—
Vested	—	—
Forfeited	(846)	9.75
Nonvested at September 30, 2006	754,237	$9.73

Unrecognized compensation  costs for restricted stock as of September 30, 2006 totaled $2.3 million and is expected to be recognized over a weighted average period of approximately 0.9 years.

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

(7)          Income Taxes

The Company had available net operating loss carryforwards (NOL) of approximately $148.3 million and $130.0 million as of September 30, 2006 and December 31, 2005 respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2025. The Company also has research and development tax credit carryforwards of approximately $1.3 million and $1.2 million as of September 30, 2006 and December 31, 2005, respectively, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

At September 30, 2006 and December 31, 2005, the Company had a deferred tax asset of $91.4 million and $84.4 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes, as a result of past financings and its initial public offering in February 2006. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its net deferred tax assets as of and for all periods presented. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

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

We have expended a significant portion of our funds on a number of clinical trials for Fampridine-SR, our most advanced product candidate, including two Phase 3 clinical trials of Fampridine-SR in SCI and a Phase 2 clinical trial in MS, the results of which were announced in March 2004. An earlier Phase 2 clinical trial in MS was completed in 2001. In mid-2004, we decided to put our clinical trials of Fampridine-SR in SCI on hold, and refocused our efforts on our ongoing Fampridine-SR in MS program, leading to our current Phase 3 clinical trial of Fampridine-SR for improvement of walking ability in people with MS. We may resume our clinical development of Fampridine-SR for SCI in the future.

In September 2006 we announced positive results from the Phase 3 clinical trial of our lead product candidate, Fampridine-SR in MS. Statistical significance was achieved on all three efficacy criteria defined in the Special Protocol Assessment (SPA) by the FDA. A significantly greater proportion of people taking Fampridine-SR were responders, that is, had a consistent improvement in walking speed, the study’s primary outcome, compared to people taking placebo (34.8 percent vs. 8.3 percent) as measured by the Timed 25-Foot Walk (p<0.001). In addition, the effect was maintained in this study throughout the 14-week treatment period (p<0.001) and there was a statistically significant improvement in the 12-Item MS Walking Scale (MSWS-12) for walking responders vs. non-responders (p<0.001).

The average increase in walking speed over the treatment period compared to baseline was 25.2 percent for the drug responder group vs. 4.7 percent for the placebo group. Increased response rate on the Timed 25-Foot Walk was seen across all four major types of MS. In addition, statistically significant increases in leg strength were seen in both the Fampridine-SR Timed Walk responders (p<0.001) and the Fampridine-SR Timed Walk non-responders (p=0.046) compared to placebo. The Company intends to discuss the results from the trial with the FDA to determine the next steps.

In July 2004, we acquired all of Elan’s research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. These products are FDA-approved for the management of spasticity. We made an upfront payment to Elan of $2.0 million and are obligated to pay royalties on sales and to make milestone payments upon achievement of specified sales levels. To date, we have achieved two milestones, the first triggering payment of $1.5 million, 50% of which was paid in the first quarter of 2005 and 50% of which was paid in the first quarter of 2006, and the second payment of $3.0 million in the first quarter of 2006. We expect to reach the third milestone level in the fourth quarter of 2006 which would trigger a $5.0 million payment that would be payable in the first quarter 2007. There are additional future milestones that could result in payments by us to Elan of $10.0 million. As part of our Zanaflex acquisition, we entered into a long-term supply agreement with Elan under which Elan provides us with Zanaflex Capsules. Elan also assigned us its rights under an agreement with Novartis for the supply of tizanidine and Zanaflex tablets.

Our marketing efforts are focused on Zanaflex Capsules, which we launched in April 2005. Zanaflex tablets lost compound patent protection in 2002 and both Zanaflex Capsules and Zanaflex tablets compete with 12 generic tizanidine products. Although we currently distribute Zanaflex tablets, we do not, and do not intend to, actively promote Zanaflex tablets. As a result, prescriptions for Zanaflex tablets have declined and may continue to decline. Our goal is to convert as many sales of Zanaflex tablets and generic tizanidine tablets to sales of Zanaflex Capsules as possible. We believe that sales of Zanaflex Capsules will constitute a significant portion of our total revenue for the foreseeable future.

In late 2004, we began establishing our own specialist sales force in the United States, which consisted of 32 sales professionals as of September 30, 2006. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and distribution customers. In August 2005, we entered into an agreement with Cardinal Health, under which it provided approximately 160 sales representatives to market Zanaflex Capsules, on a non-exclusive basis, to primary care physicians in the United States. Sales in the primary care market did not reach the targets specified in our agreement. We terminated the agreement with Cardinal Health and made a payment of $125,000 in connection with that termination during the three month period ended September 30, 2006.

In May 2005 we retained Access Worldwide Communications, Inc. (Access) to provide a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care, specialty physicians and pharmacists. In February 2006 we expanded the scope of the arrangement with Access and transferred some of the primary care physician contacts previously covered by Cardinal Health to Access. In addition, we initiated a pilot program with Innovex Inc. that provided six part-time representatives making exclusive calls promoting Zanaflex Capsules to primary care physicians, focusing on some of the contacts previously covered by Cardinal Health. In October 2006 we gave notice to Innovex Inc. of termination of the parties’ contract sales force agreement and announced that we will expand our sales force to 65 people, including 52 area business managers who will call on specialists as well as primary care physicians who are high-volume prescribers.

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

In December 2005, we entered into a revenue interests assignment agreement with Paul Royalty Fund (PRF) pursuant to which we assigned PRF the right to receive a portion of our net revenues (as defined in the agreement, which definition is different from our net revenues as determined in accordance with generally accepted accounting principles) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all such Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement is terminated earlier. In consideration for the assignment, PRF paid us $15.0 million at signing. We used approximately $3.0 million of that payment to repay a portion of the amount we owe to GE Capital, $200,000 of that payment for expenses associated with such repayment and $500,000 of that payment to reimburse PRF for expenses it incurred in the transaction. Under our agreement with PRF, we are required to use the remainder of the amount we received at signing and any other amounts we receive under the agreement to support commercialization, sales, marketing, clinical and regulatory activities and other financial obligations related specifically and solely to our Zanaflex operations. If our Zanaflex net revenues in 2005 had equaled or exceeded $11.0 million and our Zanaflex net revenues in the first six months of 2006 had equaled or exceeded $16.0 million, at our election, PRF would also have been required to loan us an additional $5.0 million. We did not meet this milestone. If our Zanaflex net revenues in 2006 equal or exceed $33.5 million, at our discretion, PRF would be required to loan us an additional $5.0 million. If we meet this milestone and decide to borrow these additional funds, we would be required to pay PRF $5.0 million on December 1, 2010. For more information regarding our agreement with PRF, see “Liquidity and Capital Resources—Financing Arrangements.”

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

The Company completed a private placement on October 6, 2006. As part of that offering, 3,230,769 shares of the Company’s common stock were sold, resulting in net proceeds to the Company of approximately $29.8 million net of issuance costs.

Results of Operations

Three-Month Period Ended September 30, 2006 Compared to September 30, 2005

Gross Sales

We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $6.5 million for the three-month period ended September 30, 2006, as compared to $2.8 million for the three-month period ended September 30, 2005. The increase was due to an increase in prescriptions primarily related to our increased sales force. We recognize product sales using a deferred revenue recognition model meaning that shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported.

Discounts and Allowances

We recorded discounts and allowances of $381,000 for the three-month period ended September 30, 2006 as compared to $147,000 for the three-month period ended September 30, 2005. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the three-month period ended September 30, 2006 consisted of $173,000 in cash discounts and $208,000 in allowances for chargebacks and rebates. Discounts and allowances for the three-month period ended September 30, 2005, consisted of $86,000 in cash discounts and allowances of $61,000 for chargebacks and rebates.

Grant Revenue

Grant revenue for the three-month period ended September 30, 2006 was $70,000 compared to $30,000 for the three-month period ended September 30, 2005. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

We recorded cost of sales of $1.7 million for the three-month period ended September 30, 2006 as compared to $707,000 for the three-month period ended September 30, 2005. The increase was due to the increase in gross sales. Cost of sales for the three-month period ended September 30, 2006 consisted of $629,000 in inventory costs related to recognized revenue, $810,000 in royalty fees, based on net product shipments, $185,000 in amortization of intangible assets, an amount unrelated to either the volume of shipments or the amount of revenue recognized, and $29,000 in period costs related to packaging, freight, and stability testing. Cost of sales for the three-month period ended September 30, 2005 consisted of $355,000 in inventory costs related to recognized revenue, $193,000 in royalty fees, $83,000 in amortization of intangible assets and $76,000 in costs related to packaging, freight, and stability testing. Payments to and interest expense related to our Paul Royalty Fund transaction discussed below in the section entitled “Liquidity and Capital Resources” does not impact our cost of sales.

Research and Development

Research and development expenses for the three-month period ended September 30, 2006 were $2.6 million as compared to $2.5 million for the three-month period ended September 30, 2005, an increase of approximately $100,000, or 3%. The MS clinical development program expense increased $70,000 or 6% to $1.3 million for the three-month period ended September 30, 2006, due to the continuation of increased activity in our Phase 3 clinical trial program.

Other contract expenses decreased to $38,000 in the three-month period ended September 30, 2006, from $136,000 in the three-month period ended September 30, 2005, a decrease of $98,000 or 72%. Operating expenses for clinical development and preclinical research and development was $1.2 million for the three-month period ended September 30, 2006, compared to $1.1 million in the three-month period ended September 30, 2005, an increase of $100,000 or 4%.

Sales and Marketing

Sales and marketing expenses for the three-month period ended September 30, 2006 were $5.3 million compared to $4.3 million for the three-month period ended September 30, 2005, an increase of $1.0 million or 24%. This increase was primarily attributable to an increase in salaries and benefits of $774,000 and other selling related expenses of $280,000 resulting from the expansion of our Zanaflex Capsules specialist sales force. In addition, marketing and distribution and sales administration expense related to the launch of Zanaflex Capsules and the distribution of Zanaflex tablets decreased by $44,000.

General and Administrative

General and administrative expenses for the three-month period ended September 30, 2006 were $3.4 million compared to $2.4 million for the three-month period ended September 30, 2005, an increase of approximately $1.0 million or 43%. The increase was primarily attributable to the addition of a Medical and Regulatory Affairs department with $440,000 of related expenses. General and administrative staff and salaries increased $200,000, insurance expense increased by approximately $234,000 and other third party services increased by $155,000 resulting from our initial public offering.

Other Income (Expense)

Other income (expense) was an expense of $418,000 for the three-month period ended September 30, 2006 compared to expense of $215,000 for the three-month period ended September 30, 2005. Interest expense increased by $462,000 principally due to interest expense related to the Paul Royalty Fund revenue interest agreement, partially offset by a $191,000 increase in interest income due to an increase in cash balances resulting from the completion of our initial public offering of common stock in February 2006 and a $69,000 increase in other income primarily due to a New York State tax refund.

Beneficial Conversion Feature, Accretion of Issuance Costs, Preferred Dividends and Fair Value of Warrants Issued to Convertible Preferred Stockholders

Charges related to preferred stock decreased from $6.2 million for the three-month period ended September 30, 2005, to no charge for the three-month period ended September 30, 2006, due to the recognition of the remaining unamortized portion of beneficial conversion charges and issuance costs and reversal of the cumulative preferred dividend upon our completion of our initial public offering of our common stock in February 2006. No further charges are necessary.

Nine-Month Period Ended September 30, 2006 Compared to September 30, 2005

Gross Sales

We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $18.3 million for the nine-month period ended September 30, 2006, as compared to $3.2 million for the nine-month period ended September 30, 2005. The increase was due to an increase in prescriptions primarily related to our increased sales force. We recognize product sales using a deferred revenue recognition model meaning that shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. During the nine-month period ended September 30, 2006, we adopted IMS Heath data as the prescription data source used as the basis for recognizing shipments of Zanaflex product as revenue.

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

Gross sales in the nine-month period ended September 30, 2005 consisted of Zanaflex tablet revenue recognized based on gross prescription data which we began receiving in March 2005, which is when we began receiving prescription data for tablets containing a code clearly identifying these prescriptions as having been filled with product we sold. We did not recognize revenue from Zanaflex Capsules prescription data until after our launch of the product in April 2005.

Discounts and Allowances

We recorded negative discounts and allowances of $955,000 for the nine-month period ended September 30, 2006 as compared to $992,000 for the nine-month period ended September 30, 2005. As part of the Zanaflex acquisition in 2004, we agreed to accept any returns of Zanaflex tablets that were returned subsequent to January 17, 2005, including returns of product that was originally sold by Elan. Product returns prior to that date were the responsibility of Elan. As a result of this agreement, in December 2004 we recorded a return liability of $4.1 million which was our best estimate of the Zanaflex tablet returns for which we could potentially become liable. Our obligation to continue to accept these returns ended in June 2006. As a result of the returns we accepted since 2004, the net balance remaining on this liability was approximately $1.8 million. We reversed this liability in June which resulted in a reduction in discounts and allowances of $1.8 million and a corresponding reduction of the product return liability on our balance sheet.

Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the nine-month period ended September 30, 2006 consisted of a negative $1.8 million due to the Elan product return liability reversal described above, $405,000 in cash discounts and $440,000 in allowances for chargebacks and rebates. Discounts and allowances for the nine-month period ended September 30, 2005, consisted of $684,000 in cash discounts and allowances of $308,000 for chargebacks and rebates.

Grant Revenue

Grant revenue for the nine-month period ended September 30, 2006 was $372,000 compared to $184,000 for the nine-month period ended September 30, 2005. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

We recorded cost of sales of $4.0 million for the nine-month period ended September 30, 2006 as compared to $2.3 million for the nine-month period ended September 30, 2005. The increase was due to the increase in gross sales. Cost of sales for the nine-month period ended September 30, 2006 consisted of $1.7 million in royalty fees, based on net product shipments, $1.6 million in inventory costs related to recognized revenue, $554,000 in amortization of intangible assets, an amount unrelated to either the volume of shipments or the amount of revenue recognized, and $166,000 in period costs related to packaging, freight, and stability testing. Cost of sales for the nine-month period ended September 30, 2005 consisted of $1.2 million in royalty fees, $561,000 in inventory costs related to recognized revenue, $275,000 in costs related to packaging, freight, and stability testing and $249,000 in amortization of intangible assets. Payments to and interest expense related to our Paul Royalty Fund transaction discussed below in the section entitled “Liquidity and Capital Resources” does not impact our cost of sales.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2006 were $8.9 million as compared to $9.7 million for the nine-month period ended September 30, 2005, a decrease of approximately $760,000, or 8%. The decrease in research and development expenses was primarily due to a decrease in expenses related to the termination of the valrocemide collaboration agreement in June 2005. The MS clinical development program expense increased from $2.3 million for the nine-month period ended September 30, 2005 to $5.1 million for the nine-month period ended September 30, 2006, an increase of $2.8 million or 123%, due to the continuation of increased activity in our Phase 3 clinical trial program.

Other contract expenses decreased to $395,000 in the nine-month period ended September 30, 2006, from $3.7 million in the nine-month period ended September 30, 2005, a decrease of $3.3 million or 89%. This decrease was primarily due to a decrease in expenses related to the termination of the valrocemide collaboration agreement in June 2005. Operating expenses for clinical development and preclinical research and development was $3.3 million for the nine-month period ended September 30, 2006, compared to $3.5 million in the nine-month period ended September 30, 2005, a decrease of $208,000 or 6%.

Sales and Marketing

Sales and marketing expenses for the nine-month period ended September 30, 2006 were $14.1 million compared to $9.7 million for the nine-month period ended September 30, 2005, an increase of $4.4 million or 46%. This increase was primarily attributable to a $2.1 million increase in salaries and benefits related to the expansion of the sales force, a $1.2 million increase in marketing and distribution and sales administration expense related to the launch of Zanaflex Capsules and the distribution of Zanaflex tablets and a $1.2 million increase in other selling related expenses resulting from the expansion of our Zanaflex Capsules specialist sales force. Sales and marketing expenses are expected to trend higher over the remainder of the year.

General and Administrative

General and administrative expenses for the nine-month period ended September 30, 2006 were $9.3 million compared to $6.3 million for the nine-month period ended September 30, 2005, an increase of approximately $3.0 million or 46%. The increase was primarily attributable to the addition of a Medical and Regulatory Affairs department with $1.7 million of related expenses. Insurance expense increased by approximately $627,000 and general and administrative staff and salaries increased $643,000 resulting from our initial public offering.

Other Income (Expense)

Other income (expense) was an expense of $750,000 for the nine-month period ended September 30, 2006 compared to expense of $476,000 for the nine-month period ended September 30, 2005. Interest expense increased by $850,000 principally due to interest expense related to the Paul Royalty Fund revenue interest agreement, partially offset by a $506,000 increase in interest income due to an increase in cash balances resulting from the completion of our initial public offering of common stock in February 2006 and a $71,000 increase in other income primarily due to a New York State tax refund.

Cumulative effect of change in accounting principle

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the Company changed its method of recognizing the number of outstanding instruments for which the requisite service is not expected to be rendered from an actual basis to an estimate. This change resulted in the recognition of a cumulative effect of change in accounting principle as of January 1, 2006 of $454,000 compared to none for the nine-month period ended September 30, 2005. The cumulative effect adjustment represents the difference between compensation cost recognized through the date of adoption using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures.

Beneficial Conversion Feature, Accretion of Issuance Costs, Preferred Dividends and Fair Value of Warrants Issued to Convertible Preferred Stockholders

Charges related to preferred stock increased from $18.6 million for the nine-month period ended September 30, 2005, to $36.0 million for the nine-month period ended September 30, 2006, due to the recognition of the remaining unamortized portion of beneficial conversion charges of $48.5 million and issuance costs of $271,000 upon our completion of our initial public offering of our common stock in February 2006. These charges primarily comprised accretion of issuance costs on Series E, Series I and Series J mandatorily redeemable convertible preferred stock, accrual of preferred dividend of on Series J and Series K mandatorily redeemable convertible preferred stock, accretion of beneficial conversion feature on Series A through Series I preferred stock for reset in conversion price, accretion of beneficial conversion feature on Series J preferred stock (see Notes 3 and 4 to our consolidated financial statements). These charges were partially offset by the reversal of the cumulative preferred dividends of $12.7 million on Series J and Series K mandatorily redeemable convertible preferred stock during the nine-month period ended September 30, 2006 as they have been forfeited through completion of the initial public offering.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and, as of September 30, 2006, we had an accumulated deficit of approximately $225.1 million. We have financed our operations primarily through private placements of our securities, and, to a lesser extent, from loans, government grants and, more recently, our financing arrangement with PRF and the completion of our initial public offering of our common stock in February 2006.

Our initial public offering resulted in the issuance of approximately 6.1 million shares of our common stock and the conversion of all our outstanding convertible and mandatorily convertible preferred stock. In connection with the offering of common shares, we raised approximately $31.5 million, net of underwriter and other offering fees.

We completed a private placement on October 6, 2006. As part of that offering, 3,230,769 shares of our common stock were sold, resulting in net proceeds to us of approximately $29.8 million net of issuance costs. The impact of this offering is not reflected in the September 30, 2006 interim financial statements.

Financing Arrangements

Since our inception and through September 30, 2006, we have raised aggregate net proceeds of $159.2 million through private placements of equity securities. In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities, all of which was outstanding as of September 30, 2006. In August and September 2002, we financed certain of our fixed assets through two financing agreements with General Electric Capital Corporation, or GE Capital, in the aggregate amount of approximately $1.2 million, of which no balance was outstanding as of September 30, 2006. In January 2005, we entered into a $6.0 million senior secured term loan, which is collateralized by all of our personal property and fixtures, other than the property that secures our revenue interests assignment arrangement with PRF, of which $1.5 million was outstanding as of September 30, 2006. On December 23, 2005, we entered into a revenue interests assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products.

Investment Activities

At September 30, 2006, cash and cash equivalents and short-term investments were approximately $18.3 million, as compared to $13.8 million at December 31, 2005. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and high-quality government and investment grade corporate bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our short-term investments consist of corporate debt securities with original maturities greater than three months and less than one year. Our balance in these investments was $6.4 million as of September 30, 2006, as compared to $2.0 million as of December 31, 2005. As of September 30, 2006, our cash and cash equivalents were $11.9 million, as compared to $11.8 million as of December 31, 2005.

Net Cash Used by Operations

Net cash used by operations was $25.1 million and $16.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Cash used by operations for the nine-month period ended

September 30, 2006 was primarily attributable to a net loss of $17.0 million, a decrease in accounts payable, accrued expenses and other current liabilities of $6.8 million, an increase in accounts receivable of $3.2 million, a decrease in tablet deferred product revenue of $2.9 million and a decrease in returns liability of $1.8 million. Cash used in operations for the nine-month period ended September 30, 2006, was partially offset by non-cash stock compensation expense of $2.9 million, an increase in capsule deferred product revenue of $2.5 million and depreciation and amortization expense of $1.3 million. Cash used by operations for the nine-month period ended September 30, 2005 was primarily attributable to a net loss of $26.0 million, an increase in inventory held by the company of $3.7 million, a decrease in returns liability of $2.1 million and an increase in prepaid expenses and other current assets of $1.5 million. Cash used in operations for the nine-month period ended September 30, 2005, was partially offset by an increase in tablet deferred product revenue of $5.0 million, an increase in capsule deferred product revenue of $4.0 million, non-cash stock compensation expense of $3.5 million, an increase in accounts payable, accrued expenses and other current liabilities of $2.7 million and a decrease in accounts receivable of $1.2 million.

Net Cash Used in/Provided by Investing

Net cash used in investing activities for the nine-month period ended September 30, 2006, was $4.7 million, primarily due to purchases of short term investments of $11.9 million partially offset by $7.5 million in net proceeds received from maturities of short-term investments. In addition, we purchased property and equipment of approximately $300,000 in the nine-month period ended September 30, 2006. Net cash provided by investing activities for the nine-month period ended September 30, 2005, was $3.2 million, primarily due to purchases of short-term investments of $11.5 million partially offset by $15.6 million in net proceeds received from maturities of short-term investments. In addition, we purchased property and equipment of approximately $142,000 and intangible assets of $750,000 in the nine-month period ended September 30, 2005.

Net Cash Used in/Provided by Financing

Net cash provided by financing activities for the nine-month period ended September 30, 2006, was $30.0 million, primarily due to $31.5 of initial public offering proceeds, net of issuance costs, offset by $729,000 in repayments of revenue interest liability and $778,000 in repayments of notes payable. Net cash provided by financing activities for the nine-month period ended September 30, 2005, was $5.6 million, primarily due to $5.8 million from the issuance of notes payable and $215,000 from the issuance of warrants, offset by $429,000 in repayments of notes payable.

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

We believe our existing cash and cash equivalents and short-term investment, together with the net proceeds from our October 2006 private placement, will be sufficient to fund our operations and meet financial obligations through the first quarter of 2008 based on our current projected revenue and spending levels. To the extent our capital resources are insufficient to meet future operating requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Contractual Obligations and Commitments

In January 2005, we entered into a $6.0 million senior secured term loan with GE Capital. In December 2005, we used a portion of the initial payment we received under our revenue interest assignment arrangement with PRF to repay approximately $3.0 million of this loan. We are required to pay monthly installments until February 2008, with interest-only payments for the first six months followed by principal and interest payments for the remaining 29 months. Interest is fixed at the rate of 9.93% per annum. The loan is secured by all of our personal property and fixtures, other than the property that secures our arrangement with PRF. The aggregate principal payments required subsequent to September 30, 2006 are $1.5 million.

In 2002, we entered into two financing agreements with GE Capital for an aggregate amount of approximately $1.2 million, to finance the purchase of certain property and equipment. One note is for $766,781 and bears an annual fixed interest rate of 8.88%. The second note is for $386,731 and bears an annual fixed interest rate of 8.57%. These financing arrangements are secured by certain of our property and equipment and do not include any debt covenants. There are no further principal payments required subsequent to September 30, 2006.

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

Under our Zanaflex purchase agreement with Elan, we are obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules as defined in the agreement. As of September 30, 2006, we have made or accrued $4.5 million of these milestone payments in the consolidated financial statements. We expect to reach the third milestone level in the fourth quarter 2006 which would trigger a $5.0 million payment that would be payable in the first quarter 2007. There are additional future milestones that could result in payments by us to Elan of $10.0 million. Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are bound to order one hundred percent of the forecast required quantities for each five month period immediately following each monthly forecast report. At September 30, 2006, the forecast requirement for the five month period following September 30, 2006 amounted to approximately $1.8 million.

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

Under the terms of the employment agreements with our chief scientific officer, Andrew Blight, our chief operating officer, Mary Fisher, our chief financial officer, David Lawrence and our general counsel, Jane Wasman, we are obligated to pay severance under certain circumstances. In the event we terminate our employment agreement with Dr. Blight, Ms. Fisher, Mr. Lawrence or Ms. Wasman without cause, or if one of them voluntarily terminates his or her agreements with good reason, we are obligated to make severance payments equal to nine months base annual salary, in the case of Dr. Blight and Ms. Fisher, and seven months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, as well as COBRA premium payments for the severance period. In such event, all options, stock appreciation rights awards and restricted stock awards that have vested as of the termination date shall remain exercisable for 90 days following such date. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination. If Dr. Blight, Ms. Fisher, Mr. Lawrence or Ms. Wasman voluntarily terminates his or her employment without good reason or if we terminate his or her employment without cause within 18 months after a change in control, we are obligated to make severance payments equal to one year’s base annual salary, in the case of Dr. Blight and Ms. Fisher, and nine months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, in each case paid in a lump sum within 30 days after termination, as well as COBRA premium payments for the severance period plus a bonus equal to the prior year’s bonus pro rated for the number of days worked prior to termination. We are also obligated to pay salary earned but not paid, vacation and sick leave days that have accrued, and reimbursable business expenses incurred through the date of termination. In such event, not less than 50% of the unvested options, stock appreciation rights and restricted or other stock awards shall become immediately and fully vested and shall remain exercisable for 18 months following such date. All options that have vested as of the termination date shall remain exercisable for 90 days following such date. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination.

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies identifies the accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the notes to the consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our areas of critical accounting policies: sales revenue recognition, research and development, income taxes, and stock-based compensation.

Revenue Recognition

We apply the revenue recognition guidance in SFAS No. 48, Revenue Recognition When the Right of Return Exists, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. Under SFAS No. 48 we are not permitted to recognize revenue until we can reasonably estimate the likely return rate for our products. Since we have only limited sales history with Zanaflex Capsules and due to generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we do not believe we can reasonably determine a return rate. As a result, we account for sales of these products using a deferred revenue recognition model. In the near future we expect to be able to reasonably estimate product returns, at which point we believe we will begin to recognize revenue based on shipments of product to our wholesale drug distributors.

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

At September 30, 2006 we had deferred revenue from Zanaflex tablets of $8.6 million. At December 31, 2005 we had deferred revenue from Zanaflex tablets of $11.5 million, of which $2.3 million was related to product acquired from Elan that had an expiration date of less than 12 months at the time it was sold during 2004. The Company received returns of the product sold by Elan through June 2006 at which point the right of return expired and the company recognized the $2.2 million deferred revenue balance as gross sales.

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the asset and liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We have not recorded any tax provision or benefit for the nine-month periods ended September 30, 2006 and 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at September 30, 2006.

As of September 30, 2006, we had available net operating loss carry-forwards of approximately $148.3 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2025 and research and development tax credit carry-forwards of approximately $1.3 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash and cash equivalents, short-term investments, grant receivable, notes payable, convertible notes payable, accounts payable, warrant liability, and put/call liability. The estimated fair values of all of our financial instruments, excluding convertible notes payable to Saints Capital, approximate their carrying amounts at September 30, 2006.

We have cash equivalents and short-term investments at September 30, 2006, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and corporate debt securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at September 30, 2006.

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

Item 4.                        Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them.

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

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as those discussed in Part II, “Item 1A. Risk Factors” in our Form 10-Q for the three-month period ended March 31, 2006, Form 10-Q for the three-month period ended June 30, 2006, and this report, all of which could materially affect our business, financial condition or future results. The risks described in the Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please note that the risk factors set forth below replace in their entirety the risk factors with the same or similar titles contained in our previously filed reports.

Our company has limited sales and marketing experience and we may not be successful in building an effective sales and marketing organization to market Zanaflex Capsules to physicians.

As a company, we have limited sales and marketing experience, having only launched Zanaflex Capsules in April 2005. In order to successfully commercialize Zanaflex Capsules or any other products that we may bring to market, we will need to have adequate sales, marketing and distribution capabilities. Although we intend to increase our sales force from 32 to 65 persons, we may not be able to attract, train and retain skilled sales and marketing personnel, in a timely manner or at all, or integrate and manage a growing sales and marketing organization. In addition, we may not succeed in increasing our sales of Zanaflex Capsules sufficiently to justify the expense associated with our expanded sales force, which would adversely affect our cash flow and our prospects for achieving profitability.

We had initially planned to target potential high-prescribing primary care physicians through contract sales representatives.  However, we have terminated two agreements with contract sales representative companies, Cardinal Health PTS, LLC and Innovex Inc., that had been hired to provide sales representatives targeting the primary care market.  We now intend to address that market through our expanded sales force.  There can be no assurances that our sales force will be effective in reaching the primary care market.

If any additional studies are required by the FDA, we are unable to obtain regulatory approval for Fampridine-SR, or any approval is unduly limited in scope or delayed, our business prospectus will be adversely affected.

In September 2006, we announced results of a successful Phase 3 clinical trial of Fampridine-SR for the improvement of walking ability in patients with MS, which was performed under a Special Protocol Assessment, or SPA, from the FDA. Although statistical significance was achieved on all three efficacy criteria defined in the SPA, typically, positive results from at least one other clinical trial would be needed to support the filing of an NDA with the FDA. We cannot predict how long a second trial, or any additional trial that might be required by the FDA, would take or what the cost would be. In addition, if the FDA determines that a new substantial scientific issue regarding safety or efficacy of Fampridine-SR is identified, the FDA may alter its conclusion, expressed in the SPA, regarding the adequacy of the Phase 3 protocol. The FDA also may identify a need for studies in addition to a second study to confirm efficacy that would examine other properties or characteristics of the drug.

Notwithstanding the results of our clinical trials, the FDA could determine that the overall balance of risks and benefits for Fampridine-SR is not adequate to support approval, or only justifies approval for a narrow set of uses or approval with restricted distribution or other burdensome post-approval requirements and limitations. If the FDA denies approval of Fampridine-SR in MS, FDA approval is substantially delayed, approval is granted on a narrow basis or with restricted distribution or other burdensome post-approval requirements, or the Fampridine-SR program is terminated, our business prospects will be adversely affected.

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

We have an outstanding FDA commitment, inherited from Elan, to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment is included in the NDA approval for Zanaflex Capsules. The requirement was deferred by the FDA to December 31, 2005. However, with enactment of the Pediatric Research Equity Act, or PREA we believe that the date of this commitment was further deferred to February 2007, although we have not confirmed with the FDA that the date has been deferred.

We have submitted protocols to initiate a pediatric pharmacokinetic study and a retrospective safety study to the FDA. The FDA’s prescribed 30-day period for review of these protocols has passed and we are proceeding with these studies. However, the FDA can still comment on or halt an ongoing study at any time. Depending on the outcome of these studies and whether the FDA considers them adequate to satisfy our PREA commitment, we may be required to conduct additional studies. Such additional studies could be more extensive and more costly than the currently-planned studies.

The retrospective pediatric safety data should be available for FDA review during February 2007. However, due to unexpected delays in investigator recruitment, we have not yet initiated the pediatric pharmacokinetic study and, therefore, will not be able to complete it by the February 2007 deadline, which may subject us to penalties for non-compliance with PREA.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, State of New York, on this 14th day of November 2006.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN
Ron Cohen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RON COHEN	President, Chief Executive Officer and	November 14, 2006
Ron Cohen, M.D.	Director (Principal Executive Officer)
/s/ DAVID LAWRENCE	Chief Financial Officer (Principal Financial	November 14, 2006
David Lawrence, M.B.A.	Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.44

Securities Purchase Agreement, dated as of Oct 3, 2006, by and among the Registrant and the purchasers listed on Exhibit A thereto. Incorporated herein by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.