Form 10-K
period 2006-12-31
ACORDA THERAPEUTICS INC
filed 2007-03-26
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of June 30, 2006, the aggregate market value of the Registrant’s voting stock held by non-affiliates was $71,336,207. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2006 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 28, 2007, the registrant had 23,716,363 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

ACORDA THERAPEUTICS, INC.
2006 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.                      Business.

Company Overview

Acorda Therapeutics is a commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis, or MS, spinal cord injury, or SCI, and other disorders of the central nervous system, or CNS. Our marketed drug, Zanaflex Capsules, is FDA-approved for the management of spasticity. Our lead product candidate, Fampridine-SR, has completed a positive Phase 3 clinical trial for the improvement of walking ability in people with MS and we expect to initiate a second Phase 3 clinical trial in the second quarter of 2007. Our preclinical programs also target other aspects of MS as well as SCI and other CNS disorders, including stroke and traumatic brain injury.

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

Company Highlights

•       Our lead product candidate, Fampridine-SR, completed a positive Phase 3 clinical trial for improvement of walking ability in people with MS in September 2006. In this trial, statistical significance was achieved on all three efficacy criteria defined in the SPA. A significantly greater proportion of people taking Fampridine-SR had a consistent improvement in walking speed, one of the study’s primary outcomes, compared to people taking a placebo. In addition, the effect was maintained throughout the 14-week treatment period, and there was a statistically significant improvement among responders compared to non-responders in the 12-Item MS

Walking Scale, a self-rated assessment of walking disability. We expect to initiate a second Phase 3 trial in the second quarter of 2007 under an SPA, or Special Protocol Assessment, issued by the FDA. We believe Fampridine-SR is the first potential therapy in late-stage clinical development for MS that seeks to improve the function of damaged nerve fibers and, if approved, could be complementary to existing drugs used to treat MS. To our knowledge, there are no current therapies indicated to improve walking ability in people with MS.

•       Sales of Zanaflex Capsules, which we launched in April 2005, and Zanaflex tablets increased from $5.9 million for the year ended December 31, 2005 to $26.5 million for the year ended December 31, 2006. We acquired all marketing, sales and distribution rights in the United States to Zanaflex Capsules and Zanaflex tablets in 2005, based on the strategic fit of this product with our therapeutic focus and expertise. Both products are FDA-approved for the management of spasticity, a symptom of many CNS disorders, including MS and SCI. These products contain tizanidine, one of the two leading treatments for spasticity. Zanaflex Capsules are the only approved capsule formulation of tizanidine and are protected by a patent that expires in 2021. We believe that Zanaflex Capsules offer important pharmacokinetic benefits over Zanaflex tablets and generic equivalents of Zanaflex tablets. As a result, Zanaflex tablets and generic tizanidine tablets are not AB-rated with Zanaflex Capsules by the FDA, meaning that the FDA does not consider the tablet products to be therapeutically equivalent to Zanaflex Capsules. Therefore, under state laws, pharmacists may not properly substitute tablets when filling a prescription for our proprietary Zanaflex Capsules.

•       To support and increase sales of Zanaflex Capsules, we have more than doubled the size of our internal specialty sales force since early 2006. As of January 8, 2007, our internal specialty sales force consists of 65 sales professionals who call on neurologists, other specialists, and primary care physicians who treat patients with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and wholesale drug distribution customers. We also engage a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care physicians, specialty physicians and pharmacists. We believe that our expanded sales and marketing infrastructure enables us to efficiently reach virtually all high-volume prescribers of Zanaflex tablets and generic tizanidine. We believe that many of these prescribers are also potential high-volume prescribers for our lead product candidate, Fampridine-SR, if approved.

•       We have three preclinical programs focused on novel approaches to repair damaged components of the CNS. We believe all of our preclinical programs—neuregulins, remyelinating antibodies and chondroitinase—have broad applicability and have the potential to be first-in-class therapies. While these programs have initially been focused on MS and SCI, we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that these programs have applicability beyond the nervous system, including in such fields as cardiology, oncology, orthopedics and ophthalmology.

•       Our extensive scientific and medical network expands our reach and expertise in the core focus areas of MS and SCI. Our advisory team and network comprises well-recognized scientists, clinicians and opinion leaders in the fields of MS and SCI. Depending on their expertise, these advisors provide assistance in trial design, conduct clinical trials, keep us apprised of the latest scientific advances and help us identify and evaluate business development opportunities. In addition, we have recruited over 35 MS centers and 80 SCI rehabilitation centers in the United States and Canada to conduct our clinical trials. Our clinical management team has extensive experience in the areas of MS and SCI and works closely with this network.

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

Our Approach to the Market for CNS Disorders

We are focused on identifying, developing and commercializing novel pharmaceutical products that address large and underserved CNS markets. We view MS and SCI as the primary markets for our products as well as strategic points of access to a broad range of additional neurological conditions for the following reasons:

•       Focusing on both MS and SCI provides insight into chronic and acute CNS conditions. MS is a chronic degeneration of the CNS, whereas SCI represents an acute CNS injury followed by a relatively stable chronic condition.

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

There are no current treatments indicated to address the weakness and loss of mobility that is a major aspect of the progressive disability experienced by people with MS.

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

The spinal cord can be injured by physical trauma that bends the neck or body violently, such as vehicular or diving accidents, or by objects that penetrate or impact the spinal cord, such as a bullet or a knife. The spinal cord can also be injured by tumor compression and loss of blood flow due to damage to major blood vessels or during surgical procedures. When an area of the spinal cord is damaged, motor and sensory function are partially or completely impaired throughout those parts of the body that are below the level of the injury.

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

In addition to the impact of paralysis on mobility and independence, chronic SCI is often associated with several life-altering conditions that vary depending on the individual, location and the extent of injury. These include spasticity, as well as persistent pain, loss of control of bowel and bladder functions, loss of sexual function, compromised breathing, loss of sensation, and unstable control of blood pressure, heart rate and body temperature. There is no cure for SCI and no approved treatment available that is capable of improving neurological function. Methylprednisolone, a high-dose steroid, is currently the standard of care in the United States. Methylprednisolone is a one-time treatment administered to the patient immediately following an injury to reduce secondary tissue damage. There are several treatments for the symptoms of SCI, many of which are the same treatments used to address the symptoms of MS. We believe that novel therapies that offer even an incremental improvement in these conditions would have a meaningful impact on the quality of life for people with SCI.

Spasticity

Spasticity refers to the often painful involuntary tensing, stiffening or contracting of muscles. Spasticity is not a disease but a symptom of other conditions, such as MS, SCI, stroke, traumatic brain injury and cerebral palsy, where portions of the nervous system that control voluntary movement have been damaged. This damage results in the nerve cells in the spinal cord becoming disconnected from controlling centers in the brain and, as a result, transmitting unregulated impulses to the muscles. People who have spasticity may experience it intermittently—it may be triggered by a stimulus, such as pain, pressure sores, cold weather or a urinary tract infection. The majority of people with MS and SCI experience some form of spasticity, as do many people following stroke or brain injuries. We Move, a non-profit organization dedicated to movement disorders, estimates that spasticity affects approximately 500,000 people in the United States and over 12 million worldwide.

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

Our Strategy

Our strategy is to continue to grow as a fully-integrated biopharmaceutical company focused on the identification, development and commercialization of a range of nervous system therapeutics. We are using our scientific, clinical and commercial expertise in MS and SCI as strategic points of access to additional CNS markets, including stroke and traumatic brain injury. Key aspects of our strategy are:

•       Complete the clinical development of and obtain regulatory approval for Fampridine-SR in MS.   One of our key objectives is to complete the clinical development of Fampridine-SR in MS and to seek and obtain regulatory approval for its commercial sale. In September 2006, we successfully completed a Phase 3 clinical trial of Fampridine-SR for the improvement of walking ability in people with MS. We expect to initiate a second Phase 3 trial in the second quarter of 2007. We may also pursue subsequent approvals of Fampridine-SR in additional CNS disorders, including SCI.

•       Maximize our revenue from Zanaflex Capsules.   We have targeted doubling Zanaflex Capsules gross sales in 2007. Our expanded sales force will enable us to call on a larger number of prescribers treating patients with conditions that involve spasticity. In addition, we are exploring the potential for new indications.

•       Leverage the commercial presence of Zanaflex Capsules for the potential launch of Fampridine-SR.   We expect that the sales and marketing organization that we have developed, and the expertise that we are gaining with Zanaflex Capsules will provide a strong foundation for the commercial launch of Fampridine-SR, if approved by the FDA. Target prescribers for both Zanaflex and Fampridine-SR are likely to overlap substantially. Through our acquisition of the Zanaflex products, we have been able to strengthen our long-standing relationships with the physician and patient communities for both MS and SCI.

•       Advance our pipeline of preclinical programs into clinical trials.   We have one preclinical program focused on cellular protection, one on remyelination and one on nerve fiber regeneration and enhanced CNS plasticity. In order to advance these programs we are using our in-house scientific expertise and animal modeling capabilities, supplemented by outside service providers and the development work of our partners. We are also seeking partnering and additional grant funding opportunities for these programs.

•       Explore alternatives to maximize shareholder value.   We continually explore opportunities to maximize shareholder value and review our strategic goals in light of available opportunities, including potential corporate and product transactions.

Our Product Pipeline

Name	Status	Marketing Rights
Zanaflex Capsules	FDA-approved	U.S.
Zanaflex (tablets)	FDA-approved	U.S.
Fampridine-SR	Phase 3	Worldwide
Neuregulin Program	Preclinical	Worldwide
Remyelinating Antibody Program	Preclinical	Worldwide
Chondroitinase Program	Preclinical	Worldwide

Zanaflex Products

Zanaflex Capsules and Zanaflex tablets are short-acting drugs approved by the FDA for the management of spasticity. We acquired all of Elan’s U.S. sales, marketing and distribution rights to Zanaflex Capsules and Zanaflex tablets in July 2004. These products contain tizanidine, one of the two leading treatments for the management of spasticity. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. There are currently 12 generic versions of tizanidine tablets on the market. However, substantial brand loyalty remains in the prescriber community for the Zanaflex brand. Approximately 90% of all prescriptions for tizanidine tablets are written as “Zanaflex,” although most are switched automatically at the pharmacy for a generic tizanidine tablet. Zanaflex Capsules were approved by the FDA in 2002, but were never marketed by Elan. We began marketing Zanaflex Capsules in April 2005.

Clinical trials conducted by Elan demonstrated that Zanaflex Capsules, when taken with food, produce average peak levels of tizanidine in a person’s blood that are lower and rise more gradually compared to the peak levels following a similar dose of the tablet form. The FDA recognizes these pharmacokinetic differences and therefore has determined that Zanaflex tablets and generic tizanidine tablets are not therapeutically equivalent, that is, are not AB-rated to Zanaflex Capsules. As a result, under state pharmacy laws, prescriptions written for Zanaflex Capsules may not be filled by the pharmacist with Zanaflex tablets or generic tizanidine tablets, although some substitution does take place in practice. Zanaflex Capsules are available in 2 mg, 4 mg and 6 mg doses, while tablet formulations are only available in 2 mg and 4 mg doses. Our goal is to convert sales of Zanaflex tablets and generic tizanidine tablets to sales of Zanaflex Capsules. We discontinued supply of the 2 mg dose of Zanaflex tablets in February 2006 due to a reduction in demand, and we do not intend to order additional supply of this product in the future. Demand for the 4 mg Zanaflex tablet is also declining, but supports continued supply. The 6 mg capsule gives patients and physicians an additional dosing choice and an opportunity to reduce the number of pills a patient must take daily. In addition, many patients may find capsules easier to swallow than tablets. Also, people who have difficulty swallowing may open the capsule and sprinkle it on food. The pharmacokinetic effect of sprinkling contents of the capsule on food, however, is different from when the intact capsule is taken with food.

In 2006, retail sales of Zanaflex capsules, Zanaflex tablets and generic equivalents of Zanaflex tablets (tizanidine) totaled approximately $290 million. For the same period, retail sales of Baclofen totaled approximately $181 million, for an approximate aggregate market of $471 million. The vast majority of these prescriptions were written by a relatively small group of prescribers. Specialists accounted for approximately 40% of tizanidine prescribing. High-volume specialist prescribers were responsible for approximately two or three-and-one-half times more prescriptions per physician than high-volume primary care prescribers. We believe that our internal specialty sales force including our tele-sales team, will be able to reach virtually all of these high-volume prescribers.

Sales and promotional support for Zanaflex Capsules

To support our commercialization of Zanaflex Capsules, we have established a sales and marketing infrastructure consisting of our internal specialty sales force and a pharmaceutical telesales group. As of January 8,  2007, our internal specialty sales force consists of 65 sales professionals who call on neurologists,  other specialists and primary care physicians and prescribers treating patients with conditions that involve spasticity, who are high volume prescribers of tizanidine. Members of this sales force also call on managed care organizations, pharmacists and wholesale drug distribution customers. We also have a contract with TMS Professional Markets Group, LLC to provide a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care physicians, specialty physicians and pharmacists. Our current sales and marketing infrastructure enables us to reach virtually all high-volume prescribers of Zanaflex tablets and generic tizanidine. We believe that these prescribers are also potential high-volume prescribers for our lead product candidate, Fampridine-SR, if approved.

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

Pharmacokinetic differences between Zanaflex Capsules and tizanidine tablets

Although tizanidine, the active ingredient in Zanaflex Capsules, Zanaflex tablets and generic tizanidine tablets, is the same, there are some important differences between the capsule and tablet formulations. To establish the differences between Zanaflex Capsules and Zanaflex tablets, Elan conducted a single dose clinical trial with 96 healthy volunteers. That trial demonstrated that Zanaflex Capsules, when taken with food, resulted, on average, in a more gradual rise in tizanidine levels in the blood and a lower peak concentration. By contrast, the trial demonstrated that Zanaflex Capsules taken without food resulted in essentially the same pharmacokinetic profile as the tablet formulation of tizanidine. The results of the trial are illustrated in Figure 1 below.

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

In July 2006, we received regulatory approval of a new package insert for Zanaflex which provides for updated safety information and enhanced differentiation between capsules and tablets. The new language adds that “ZANAFLEX CAPSULES™ ARE NOT BIOEQUIVALENT TO ZANAFLEX®

TABLETS IN THE FED STATE. THE PRESCRIBER SHOULD BE THOROUGHLY FAMILIAR WITH THE COMPLEX EFFECTS OF FOOD ON TIZANIDINE PHARMACOKINETICS.”

The most frequent adverse events associated with the use of tizanidine include dry mouth, drowsiness, fatigue and dizziness. These events are generally mild to moderate and are believed to be dose-related. In one single-dose study where patients were not titrated (that is, gradually increased in dose), two-thirds of patients experienced hypotension. Zanaflex Capsules have a short-acting effect, and patients are advised to take it at the times during the day when they most need relief from spasticity.

Fampridine-SR

Fampridine-SR is a small molecule drug contained in a sustained-release tablet form. Laboratory studies have shown that fampridine, the active ingredient in Fampridine-SR, improves impulse conduction in nerve fibers in which the myelin sheath has been damaged. Fampridine is not currently FDA-approved for use in MS or any other indications. Fampridine-SR is a sustained release formulation of fampridine that we believe produces blood levels that are maintained throughout the day, which cannot be easily accomplished with an immediate-release formulation. We believe that Fampridine-SR could represent a fundamental shift in the treatment of people with MS because it may improve neurological function rather than treating the symptoms or slowing the progression of disease, as current treatments do. We have obtained Orphan Drug designations from the FDA for Fampridine in both MS and incomplete SCI.

In MS, the myelin sheath is damaged by the body’s own immune system, causing areas of myelin sheath loss, also known as demyelination. When a nerve fiber is demyelinated after injury, large numbers of the specialized potassium channels on the surface of the axon that are normally hidden or covered by the myelin sheath are exposed and leak potassium ions, causing the nerve fiber to short circuit its electrical impulses. Fampridine blocks these exposed channels, thereby simulating the insulation normally provided by the myelin sheath permitting the nerve fiber to transmit impulses again, even in a demyelinated state. Fampridine may also serve to amplify electrical signals at sites of contact or synapses between nerve cells by blocking the same channels in the tips of the nerve fiber, thereby improving the function of surviving tissue in the injured nervous system.

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

•       Our Phase 2 and Phase 3 clinical trials of Fampridine-SR in MS patients have consistently shown improvement in walking ability and leg strength.

•       There are no current therapies indicated to improve walking ability or leg strength in people with MS.

Clinical Trials of Fampridine-SR

We have conducted a series of clinical trials to establish the safety, pharmacokinetics and optimal dosing of Fampridine-SR in MS and SCI, as well as to assess its efficacy. More than 1,300 people have been treated with Fampridine-SR in over 25 clinical trials, including 13 clinical trials in MS and 11 clinical trials in SCI.

In September 2006, we announced positive results from our Phase 3 clinical trial of Fampridine-SR for the improvement of walking in patients with MS, which was performed under a Special Protocol Assessment, or SPA, from the FDA. Statistical significance was achieved on all three efficacy criteria defined in the SPA. The FDA agreed in the SPA that this trial, if successful, could qualify as one of the pivotal efficacy studies required for drug approval.

Based on a meeting with the FDA on December 7, 2006, we have designed and will conduct an additional Phase 3 trial of Fampridine-SR in people with MS, as well as a thorough QT safety cardiac study, consistent with the FDA’s recently established standard requirements for all new compounds.

Clinical Trials in Multiple Sclerosis

Completed Phase 3 Trial.   Our first MS Phase 3 clinical trial, MS-F203, was initiated in June 2005, pursuant to our SPA from the FDA. MS-F203 was a double-blind trial for which we enrolled a total of 304 patients at 33 MS clinical centers in the United States and Canada. Subjects completed a Timed 25-Foot Walking Test at each visit during the clinical trial, which included a 14 week treatment period. This test involves timing the subject’s completion of a 25-foot walk as fast as he or she can do so safely. This test is widely used to measure walking function in patients with a range of diseases and conditions that affect mobility, and has been shown to relate closely to an individual’s ability to walk longer distances.   Neurologists employ this test as an indicator of the overall progression of MS, since many different pathways in the brain and spinal cord influence walking, including motor, sensory, position sense, balance and visual system pathways, as well as intrinsic locomotor pathways in the spinal cord.

In addition, subjects were  asked to fill out a questionnaire known as the 12-item MS Walking Scale or MSWS-12. The MSWS-12 is a subjective measure of the degree to which walking disability impacts a person’s activities of daily life.

Statistical significance was achieved on all three efficacy criteria defined in the SPA. A significantly greater proportion of people taking Fampridine-SR had a consistent improvement in walking speed, the study’s primary outcome, compared to people taking a placebo. In addition, the effect was maintained throughout the 14-week treatment period, and there was a statistically significant improvement among responders compared to non-responders in the 12-Item MS Walking Scale.

Trial results were analyzed using our proprietary responder analysis which was accepted by the FDA in our SPA and for which we have applied for a patent. A subject was deemed to be a responder if his or her score on the 25-foot walk was better during the majority of his or her visits in the treatment phase of the trial, than the best visit during the non-treatment phase. The primary endpoint of the trial was the comparison of the percentage of responders in the Fampridine-SR group to the percentage of responders in the placebo group. To validate the clinical importance of improvements in the timed walk measurements, the MSWS-12 scores of the responders were compared against those of non-responders. This analysis was designed to ensure that being deemed a responder was clinically meaningful to the subject. In addition, the trial tested for significant improvement in walking ability in the Fampridine-SR-treated responder group at the last treatment visit versus the placebo group. This analysis was designed to ensure that the improvements seen by responders were maintained over the entire 14-week duration of the time on treatment. As a secondary outcome, the trial also measured lower extremity muscle strength, as assessed by the modified British Medical Research Council manual muscle testing procedures, referred to as the Lower Extremity Manual Muscle Test or LEMMT. Other secondary outcomes included a subject global and clinician global impression, each rated on a seven-point scale, and the Ashworth score, a measure of spasticity. We expect to disclose results of these other secondary outcomes at our platform presentation at the annual meeting of the American Academy of Neurology, on May 2, 2007.

The design of the MS-F203 trial was closely modeled on the design of the preceding Phase 2 clinical trial, MS-F202, and built on our clinical trial experience in measuring improvements in neurological function against the variability in function that is inherent in people with MS. Individuals who suffer from MS vary in the severity of the impairments they experience on a day-to-day basis, depending on the activity of the disease on a given day. As a result, from one clinical trial visit to the next, a subject’s walking ability can vary significantly. This variability makes it difficult to distinguish treatment-related changes in walking ability from disease-related changes in walking ability. Our review of data from our MS-F202 trial demonstrated that a responder form of analysis helps overcome the effect of the inherent variability of disease activity that people with MS experience.

Figure 2, below, summarizes the results of the MS-F203 trial for the three criteria defined in the SPA. Results are also presented for the same statistical analysis applied retrospectively to the MS-F202 study, which is discussed below in “—Phase 2 Clinical Trials.”  When applying this analysis, the results of the MS-F203 trial closely match the results obtained from the MS-F202 trial. For both studies, statistical significance was achieved on all three efficacy criteria defined in the SPA. A significantly greater proportion of people taking Fampridine-SR had a consistent improvement in walking speed measured by the Time 25-Foot Walk, compared to people taking placebo (MS-F203: 34.8% vs. 8.3%; MS-F202: 36.7% vs. 8.5%) (p < 0.001 for each study. A p-value is a statistical term that indicates the probability that a difference between treatment groups is random. The smaller the p-value, the lower the likelihood that the difference was random. Generally a p-value of less than 0.05 is considered to represent a statistically significant difference.). In addition, the effect was maintained in this study throughout the 14-week treatment period (p < 0.001 for each study) and there was a statistically significant reduction in walking disability as shown in the average change in  the MSWS-12 for walking responders vs. non-responders (MS-F203: p <0.001; MS-F202: p=0.020).

Figure 2. Summary Study Results for the SPA Criteria (ITT Population)

MS-F202	MS-F203
Percentage of Responders

Change from Baseline in Walking Speed (ft/sec) at Double-Blind Endpoint

Average Change from Baseline in the MSWS-12 Score

ABBREVIATIONS:           FNR=Fampridine-SR non-responders;   FR=Fampridine-SR responders

*:                p-value versus Fampridine-SR responder group.

Note: For MS-F202, some non-responders had no follow-up data for a particular variable; so the sample sizes (with respect to that variable) may be less than the actual number of ITT patients.

Change in Walking Speed over Time

Figure 3, below, summarizes the changes from baseline in walking speed over time.

Figure 3. Percent Changes from Baseline in Walking Speed at each Double-Blind On-Treatment Visit (ITT Population)

MS-F202

MS-F203

ABBREVIATIONS: FR=Fampridine-SR Responders; FNR=Fampridine-SR Non-responders.

Note: For each patient, if a walking speed was missing at a given time point, then the average percent change among the available assessments was imputed in place of the missing value.

**:         Significantly better than placebo and Fampridine-SR non-responders.

*:                Significantly better than placebo (only)

^:          Significantly better than Fampridine-SR non-responders (only)

#:             The treatment sample sizes presented in the figure legend represent the number of ITT patients with at least one scheduled double-blind visit with an assessment of walking speed.

The results of the MS-F203 study closely match the results obtained from the previous MS-F202 study. In particular, the Fampridine-SR responders exhibited a consistent pattern of improvement from visit to visit across both studies ranging from a mean of 24.2% to 28.9% across both studies. The placebo group showed a slightly larger mean improvement from visit to visit in MS-F203 (range of 2.1% to 7.4) compared to MS-F202 (1.7% to 3.7%). In both studies, at every double-blind on-treatment visit, the Fampridine-SR responders were statistically superior (p<0.001) to the placebo group.

Results for the Fampridine-SR non-responders are also illustrated and show that there was a relatively small, transient improvement in average walking speed at the earliest visit, two weeks after initiation of treatment in both trials, though this was statistically significant only in the MS-F203 study. Thereafter, there was no consistent difference between the non-responders and the placebo-treated groups. A small, but marginally significant decline in walking speed for the non-responders was seen at the last on-drug visit in MS-F202 but this was not repeated in MS-F203.

Leg strength.   A statistically significant improvement in leg strength, as measured by the average change from baseline in the Lower Extremity Manual Muscle Test (LEMMT), was seen in Fampridine-SR responders compared to the placebo treated patients (p < 0.001). The Fampridine-SR non-responders were also statistically superior to the placebo group with respect to the average change from baseline in LEMMT during the double-blind period in both studies (p < 0.046). This suggests that improved leg strength may contribute to walking speed improvement in some patients, but does not account for the improvement in walking ability among responders as compared to non-responders. The data also suggest that patients treated with Fampridine-SR may achieve functional benefits, such as improved leg strength, even if they do not have consistent improvement in walking speed.

Phase 2 Clinical Trials.

The Phase 2 clinical trial of Fampridine-SR in MS, MS-F202, was designed to compare 10 mg, 15 mg and 20 mg doses of Fampridine-SR taken twice per day and to assess their relative safety and efficacy over a stable treatment period of 12 weeks. The pre-specified primary endpoint of the clinical trial was an improvement in average walking speed using the Timed 25-Foot Walk. The clinical trial was initiated in early 2003 and completed enrollment of 211 subjects in 24 major MS centers in August 2003. The clinical trial was designed to give us a clear indication of optimal dose and the number of subjects that we would need to establish efficacy in a subsequent Phase 3 trial.

The efficacy results, based on the prospective analysis plan of MS-F202, indicated a trend for improvement from baseline in walking ability (using the Timed 25-Foot Walk test) in the Fampridine-SR-treated subjects, relative to the placebo-treated subjects. Statistical significance was not reached on the primary efficacy analysis, which was defined as the percentage change from baseline in average walking speed during the 12 weeks of stable double-blind treatment (that is, the average for each group over the last three of the four treatment period visits). Statistical significance was obtained for the secondary outcome measure of lower extremity muscle strength, as assessed by LEMMT. All three Fampridine-SR dose groups showed greater mean increases from baseline in LEMMT scores relative to the placebo group and the differences were statistically significant for the 10 mg and 15 mg Fampridine-SR groups (p< 0.05).

Our analysis of the data led us to believe that part of the reason that statistical significance was not achieved on the primary endpoint was related to the disease-related variability of walking ability for a subject from visit to visit, together with the fact that not all subjects are expected to respond to the treatment. In order to try to reduce the effect of this variability, we developed an analysis designed to classify subjects as responders only if they demonstrated consistent improvement during the treatment period, when subjects were taking either Fampridine-SR or placebo. Subjects were deemed to be responders if their Timed 25-Foot Walk test results were better during at least three of the four treatment visits than their best score out of five visits during the non-treatment period. When examined using this form of analysis, all three of the groups receiving Fampridine-SR had a statistically significant increase in the number of responders compared to placebo (10mg: p=0.006; 15 mg: p=0.004; 20 mg: p=0.002).

Since the differences in responder rates among the three doses examined were small, more detailed analyses were performed comparing the pooled Fampridine-SR-treated groups against the placebo-treated group. The difference in responder rate between the pooled Fampridine-SR-treated subjects and the placebo-treated subjects was also statistically significant (p-value<0.001).

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

This analysis of the MS-F202 clinical trial served as the basis for the design of the Phase 3 MS-F203 clinical trial. The results of MS-F202 using this analysis showed that there was a statistically significant increase in the number of people being treated who experienced a consistent increase in walking ability over the full 14 weeks of treatment, compared to placebo, and that this improvement was sustained and clinically meaningful to patients. As previously noted, these results are similar whether the pooled Fampridine-SR-treated subjects (just those subjects receiving the current target dose of 10 mg twice a day), or subjects from the other two dose groups (15 and 20mg twice a day), are compared with the placebo-treated group. In addition, statistically significant improvements in LEMMT score were seen in MS-F202, as in MS-F203, in both the responder and non-responder groups.

In 2001, we completed a smaller double-blind Phase 2 clinical trial of Fampridine-SR, MS-F201, which was published in the online edition of the journal Multiple Sclerosis in February 2007, and will be available in the April 2007 print edition. This clinical trial was designed to determine the optimal dose range of Fampridine-SR and to evaluate possible ways in which to measure the effect of the drug on symptoms of the disease, including motor strength, timed walking and self-reported fatigue. The clinical trial involved a total of 36 MS subjects in four major academic MS research centers. A total of 25 subjects received Fampridine-SR in doses increasing from 10 mg to 40 mg twice per day during seven weeks of treatment and 11 subjects were given placebo during the same period. This treatment period was preceded by a series of baseline evaluations during the course of four weeks to allow the subjects to become adjusted to the clinic visits and allow the various measurements to stabilize. A one-week blinded treatment with placebo tablets preceded the first drug administration to look for potential placebo effects on the various outcome measures.

The clinical trial demonstrated that doses up to 25 mg twice a day were well tolerated and were associated with statistically significant improvements in walking ability and leg muscle strength. All the improvement in strength and walking ability was apparent within these first four weeks of the treatment, at doses from 10 mg to 25 mg twice a day. The placebo-treated subjects showed some tendency to improve or worsen in walking ability, mostly within 20% of their baseline average. However, the Fampridine-SR-treated group showed a marked tendency for improvement in walking speed, with 9 of 25 subjects improving more than 20% from baseline and two with greater than 50% improvement. These findings were consistent with the results of an earlier, small, crossover study sponsored by Elan, using doses of 17.5 mg twice a day for one week, which was published in the journal Neurology in 1997. Most of the benefit was seen in the first week of the study, a dose of 10mg twice a day. The average improvement in walking speed for this week was approximately 70% of the maximum improvement measured across the first four weeks, up to 25mg twice a day.

We re-examined the data from the MS-F201 clinical trial using an equivalent responder analysis in which we defined a responder as a subject who showed walking ability on the 25-Foot Walk that was faster in a majority of treatment visits than the fastest speed recorded during the non-treatment period. In MS-F201, this meant that four or more of the seven treatment visits had to show faster walking than the visits during the non-treatment period. We found that the responder rates in this trial were 40% (10 of 25) for the Fampridine-SR-treated subjects and 9.1% (1 of 11) for the placebo-treated subjects. Hence, the response rate by this measurement was similar to that seen in the MS-F202 and MS-F203 clinical trials. We did not include the MSWS-12 measure in the MS-F201 trial.

Measurement of Walking Disability in MS.   Our clinical trials have concentrated on walking because gradual loss of walking ability is a key physical problem for patients, a clear indicator of progression of MS, and widely used by neurologists to measure the neurological status of their patients.  We have used the Timed 25 Foot Walk because it is the most standardized, objective measure that can be readily implemented in large, multi-center studies. A number of published studies have shown that walking ability measured with this test correlates well with other measures, such as the Six Minute Walk, that involve more extensive walking efforts. Changes in the Timed Walk, that are usually measured in seconds, are therefore representative of more substantial changes in the patient’s daily activities,  A number of studies have shown that changes of 20% in the Timed Walk correlate significantly with changes in broader measures of neurological status and disability.

Our two most recent trials have shown that approximately 35% of people with MS treated with Fampridine-SR have a consistent improvement in walking speed, measured with the Timed 25 Foot Walk. The average improvement in walking speed among Fampridine-SR responders was approximately 25%. Consistent with previous data on the clinical impact of changes in the Timed Walk, our trials showed that responders as a group reported significantly greater improvement in their self-assessed walking disability, as measured by the 12-Item MS Walking Scale. The MSWS-12 is a questionnaire that was developed specifically to provide a reliable and valid patient-based measure of the impact of MS on daily activities that depend on walking.

Fampridine-SR responders were distributed across the full range of baseline disability, defined by our inclusion criteria of average walking times for the 25 Foot Timed Walk from eight to 45 seconds. Response to Fampridine-SR also appears to be independent of the type or duration of MS, as well as of concomitant treatment with other drugs or physical therapy.

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

Based on the entire body of data in clinical trials of fampridine in people with SCI and the new approaches to evaluating response to the drug that we have learned in MS trials, we may resume development of Fampridine-SR for SCI after we have completed further development of the drug for MS.

Safety Profile of Fampridine-SR

Fampridine-SR has been taken by over 1,300 subjects in clinical studies. In addition to our placebo-controlled clinical studies, as part of our continuing evaluation of safety, we have established extension studies that allow subjects in completed clinical trials to receive Fampridine-SR on an unblinded, or open-label basis, with their progress followed at regular clinical visits. These studies are intended primarily to gain sufficient subject experience to satisfy the regulatory guidelines for long-term and overall safety assessments, though some additional uncontrolled efficacy data is also assessed.

As of March 16, 2007, 177 subjects from MS-F202 had been enrolled in an extension trial and 122, or approximately 69 percent, remained active in the trial, with duration of treatment ranging from two and a half to three years. As of the same date, 268 patients from MS-F203 had been enrolled in a new extension study and 232 of these, or approximately 87 percent, remained active, with duration of treatment ranging from five to 15 months. These extension studies have included treatment of 406 people for more than six months and 223 people treated for more than one year. The total exposure to Fampridine-SR in our MS studies to date, including both double-blind and open label studies, is over 700 patient-years, while exposure to placebo is approximately 35 patient-years.

The adverse events most commonly experienced in the MS-F202 and MS-F 203 studies were falls, urinary tract infection, insomnia, dizziness, asthenia, headache, fatigue, nausea and balance disorder. The majority of these events were mild to moderate in intensity. Among these types of event, only insomnia, asthenia, nausea, and balance disorder were seen more than 50% more frequently in the Fampridine-SR-treated than the placebo-treated patients.

Seizures have been reported in a small number of subjects over the course of the development program and have also been reported in cases of overdose with fampridine outside the program. The incidence of seizures appears to be dose-related. Overall, the incidence of seizure at the current dose of 10 mg twice a day cannot be distinguished from rates that would be expected from previous long-term controlled studies of other drugs in MS patients, either in placebo-treated or investigational-drug-treated groups. These rates typically have been in the range of one percent to two percent over two to three years of study.

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

Fampridine is known to block a wide range of potassium ion channels in cell membranes, which are potentially important not only in the nervous system but also in the heart. We have completed studies to examine the specific effects of the drug on the cardiac potassium channels of principal interest from the point of view of cardiac safety, the human ether-a-go-go related gene or hERG channel. These are standardized tests of the potential for a drug to affect the QT interval, a measure of heart function. Prolongation of the QT interval is believed to be a risk factor for triggering potentially fatal cardiac arrhythmias. These laboratory studies showed that fampridine blocks the hERG channel by 50% at a concentration which is approximately ten thousand times the average peak concentration expected in the blood of patients taking 10 mg doses of Fampridine-SR. Based on these observations, fampridine would not be expected to affect the hERG channel at clinically relevant concentrations. In another standard test, we have also performed studies on isolated dog cardiac Purkinje fibers. These showed no effect on the electrical behavior of these heart cells in the range of concentrations relevant to clinical experience, including concentrations 100 times higher than the expected average peak levels in the blood of patients. Additional studies of cardiac safety in dogs showed no notable changes in cardiac electrical behavior or function, up to maximum tolerated doses.

Most of the clinical trials in the Fampridine-SR development program have included electrocardiogram recordings, at baseline and during treatment, to examine the potential for cardiac effects of fampridine. Although this monitoring has not demonstrated an effect on heart function, these kinds of measurements are not sufficient to satisfy the current regulatory requirements for a thorough study of potential effects on QT interval. Therefore, in accordance with recently developed regulatory guidelines, we are conducting a “Thorough QT Study”. This study in normal healthy subjects will examine the effects of the planned therapeutic dose, a higher dose, and a positive control drug against placebo. The positive control, which is known to prolong QT interval, will assure that, if any prolongation is present, it would be measurable in the study. This kind of study is now a standard requirement for the approval of any new drug.

Other Research and Development Programs

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

Neuregulins/GGF-2

The neuregulins form a family of growth factors related to epidermal growth factor. These molecules bind to erbB receptors, which translate the growth factor signal to the cell and cause changes in cell growth, protein production and gene expression. Neuregulins have been shown in published studies to have a range of effects in protection and repair of cells both in the nervous system and in the heart. In 2002, we obtained from CeNeS Pharmaceuticals plc., or CeNeS, an exclusive worldwide license to its neuregulin patents and related technology, including GGF-2, our lead molecule for the neuregulin family.

Neuregulins covered in the portfolio from CeNeS have a number of potential applications. Neuregulins and their erbB receptors are essential for cardiac development and have been shown to protect cardiac muscle cells from stressors that can lead to congestive heart failure and myocardial infarction. Additionally, neuregulins have been shown to protect the heart and brain from the toxicity of commonly used chemotherapeutic agents, such as anthracyclines. Studies in mouse, rat and dog models of congestive heart failure have shown that neuregulins significantly improve cardiac function and survival.  Neuregulins have been shown to stimulate remyelination in animal models of MS and to protect the brain in an animal model of stroke. Therefore, the neuregulins offer us the potential for multiple CNS and cardiac indications, including MS and congestive heart failure as well as protection from chemotherapy-induced damage.

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

We have also supported preclinical studies at Mayo Clinic to learn more about the ways the antibodies act to stimulate the myelin sheath-forming cells. In 2004, Mayo Clinic received a $2 million grant to develop and manufacture clinical-grade material and progress the program towards clinical development. A pre-IND meeting with the FDA was held during which the details of a preclinical development program were discussed. Manufacturing has proceeded and a program of toxicology studies required for an IND is planned.  The manufacturing of material to support preclinical toxicology and potential phase 1 human studies is underway. meeting and to support an IND filing. Manufacturing has proceeded and a program of toxicology studies required for an IND is planned. Manufacturing and toxicology program have been designed to meet the requirements established by the pre-IND  Agreements with commercial laboratories to perform toxicology studies have been established.

Chondroitinase Program

We have developed a program based on the concept of breaking down the matrix of scar tissue that develops as a result of an injury to the CNS. Published research has demonstrated that this scar matrix is partly responsible for limiting the regeneration of nerve fibers in the CNS. A similar matrix exists even in uninjured parts of the CNS tissue and restricts plasticity, the ability to modify or re-establish nerve connections. One or both forms of matrix may also inhibit repair of the myelin sheath by restricting the movements of the myelinating cells into the area of damage.

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

Six independent laboratories have published animal studies showing that application of chondroitinase results in recovery of function following injuries to various areas of the brain or spinal cord. These functions have included walking, forelimb grasping, sensation, and visual and bladder function. We have successfully tested the ability of one of these molecules, Chondroitinase ABC-I, to improve function in an animal model of spinal cord injury. These studies were published in the Journal of Neurotrauma in February 2005. In these studies, rats that sustained a spinal cord injury were treated with either chondroitinase or an ineffective enzyme control and evaluated over 10 weeks of recovery. Animals treated with chondroitinase showed significant improvements both in motor function of the limbs and in bladder function, compared to those treated with the control enzyme. We have also produced and successfully tested in animal models a recombinant version of naturally-occurring Chondroitinase ABC-I.

We are conducting a research program, which has been funded in part by federal and state grants, to develop second generation approaches to overcoming the proteoglycan matrix. These include novel enzyme molecules and alternative approaches to blocking matrix formation. We are now exploring the possibility of obtaining additional research grants from the NIH as well as potential partnerships with other companies to support completion of our preclinical program in chondroitinase. In 2003, we obtained an exclusive worldwide license to certain patents and technology from Cambridge University Technical Services Limited and King’s College London related to our chondroitinase program. We are also building our intellectual property position with respect to this technology with patent applications around uses of the known compound and new chemical structures.

Sales and Marketing

We have established two sales channels for marketing Zanaflex Capsules: an internal specialty sales force and an external telemarketing group.

•       Internal Specialty Sales Force.   We employ a team of highly experienced sales professionals to call on neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and wholesale drug distribution customers. Our sales professionals have had an average of 13 years of sales experience prior to joining us. From May 2006 to January 2007, we expanded our specialty sales force from 32 to 65 sales professionals in order to extend our reach among neurologists, other specialists, and primary care prescribers treating patients with conditions that involve spasticity, and who are high volume prescribers of tizanidine.

•       Contract Pharmaceutical Telesales Organization.   We have retained TMS Professional Markets Group, LLC (which purchased various telesales assets from Access Worldwide Communications, Inc., with whom we had previously contracted) to provide a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care physicians and specialty physicians to determine their interest in receiving samples of Zanaflex Capsules or a visit from one of our sales representatives. TMS Professional Markets Group also contacts pharmacies to assist us in educating pharmacists that Zanaflex Capsules are not interchangeable with Zanaflex or tizanidine tablets.

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

We believe that the expertise we are developing through commercializing Zanaflex Capsules will provide a strong foundation for our marketing of Fampridine-SR, if approved, as well as for additional potential treatments in CNS conditions. As a result, we plan to market Fampridine-SR ourselves in the United States and possibly in Canada, if it is approved in both countries. We expect that the sales force for Zanaflex Capsules would also promote Fampridine-SR in the United States since both products would have many of the same prescribers. We are exploring various alternatives for commercializing Fampridine-SR internationally.

Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. We currently depend on three key customers. For the year ended December 31, 2006, Cardinal Health, McKesson Corporation and AmerisourceBergen Corporation accounted for approximately 40.1%, 43.8% and 11.2% of our shipments, respectively.

Scientific and Medical Network

We have an established advisory team and network of well-recognized scientists, clinicians and opinion leaders in the fields of MS and SCI. Depending on their expertise, these advisors provide assistance in trial design, conduct clinical trials, keep us apprised of the latest scientific advances and help us identify and evaluate business development opportunities. Some members of our advisory team are highlighted below.

Name	Affiliation
Michael S. Beattie, Ph.D.	Professor Emeritus, Department of Neuroscience, University of California.
Jacqueline C. Breshnahan, Ph.D.	Professor Emeritus, Department of Neuroscience, University of California.
Mary B. Bunge, Ph.D.	Professor of Cell Biology and Anatomy, Neurological Surgery and Neurology, University of Miami School of Medicine.
Carl W. Cotman, Ph.D.	Professor of Psychobiology and Neurology, University of California, Irvine.
James W. Fawcett, Ph.D.	Merck Company Professor of Experimental Neurology, Cambridge University, and Chairman of the MRC Cambridge Centre for Brain Repair.
Martin Grumet, Ph.D.	Professor of Cell Biology and Neuroscience, Rutgers University Director, W. M. Keck Center for Collaborative Neuroscience.
Eugene Johnson, Jr., Ph.D.	Norman J. Stupp Professor of Neurology, and Professor of Molecular Biology and Pharmacology at Washington University School of Medicine, St. Louis.
Mark D. Noble, Ph.D.	Professor of Genetics at the Center for Cancer Biology, University of Rochester Medical Center.
Melitta Schachner, Ph.D.	Professor and Director of the Institute for Synthesis of Neural Structures, University of Hamburg, Germany.
Jerry Silver, Ph.D.	Professor of Neurosciences, Case Western Reserve University.
Patrick A. Tresco, Ph.D.	Professor of Bioengineering, Director Keck Center for Bioengineering, University of Utah.
Mark H. Tuszynski, M.D., Ph.D.	Professor of Neurosciences, Director of the Center for Neural Repair, and Attending Neurologist at the University of California, San Diego.
Stephen G. Waxman, M.D., Ph.D.	Chairman of the Department of Neurology, Yale University School of Medicine.
Wise Young, Ph.D., M.D.	Professor II and Founding Director of the W. M. Keck Center for Collaborative Neuroscience, Rutgers University.

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

In September 2003, we entered into a termination and assignment agreement with Elan, EIS and MSRD pursuant to which MSRD assigned to us its assets, including the license from Elan for Fampridine-SR for MS. We paid MSRD approximately $11.5 million for all the assets and assumed liabilities of MSRD. MSRD distributed the purchase price to its shareholders according to their equity ownership interest. We received a distribution of approximately $9.5 million. We also purchased EIS’s shares at par value, and own approximately 88% of MSRD, which now has no assets or liabilities and is inactive.

In September 2003, we entered into an amended and restated license with Elan, which replaced the two prior licenses for Fampridine-SR in oral sustained release dosage form. Under this agreement, Elan granted us exclusive worldwide rights to Fampridine-SR for all indications, including SCI, MS and all other indications. We agreed to pay Elan milestone payments of up to $15.0 million and royalties based on net sales of the product, if approved. We have not made any payments under this agreement through December 31, 2006.

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

Zanaflex

In July 2004, we entered into an Asset Purchase Agreement with Elan pursuant to which we acquired all of Elan’s research, development, distribution, sales and marketing rights to Zanaflex

Capsules and Zanaflex tablets in the United States. The assets acquired include the products’ FDA registrations and FDA dossiers, proprietary product know-how, a patent and two related patent applications, certain inventory of Zanaflex tablets and certain product books and records. Elan also granted us a license allowing us to use the Zanaflex trademarks in the United States, with the right to buy the Zanaflex trademark for a nominal sum once specified milestone and royalty payments were made. Those payments have been  made, and we purchased and now own the trademarks. Elan also granted us an exclusive, perpetual and royalty-free license to certain intellectual property relating to technology contained in Zanaflex Capsules and Zanaflex tablets or used in the manufacture of Zanaflex Capsules, for use in connection with the sale and marketing of Zanaflex Capsules and Zanaflex tablets in the United States. We also acquired the right to develop new indications, formulations, dosage forms, delivery systems and process improvements of Zanaflex. Under the agreement, Elan agreed not to directly or indirectly market, distribute or sell any products containing tizanidine as an active pharmaceutical ingredient in the United States until the later of the end of our obligation to pay royalties to Elan or valid termination of our supply agreement with Elan. In addition, we agreed not to directly or indirectly market, distribute or sell any products containing tizanidine as its active pharmaceutical ingredient in the United Kingdom or Ireland until July 2007.

Our agreement with Elan obligates us to pay a combination of sales-based milestone payments of up to $19.5 million and royalties on future sales of Zanaflex Capsules and Zanaflex tablets. We have made or accrued an aggregate of $9.5 million in payments under this agreement through December 31, 2006. Our obligation to pay royalties to Elan for Zanaflex tablets and Zanaflex Capsules ends on the later of July 2014 or when the last patent included in the acquisition expires. We also agreed to use commercially reasonable efforts to commercialize Zanaflex Capsules.

As part of the acquisition, we assumed certain of Elan’s rights and obligations relating to Zanaflex under a license agreement with Novartis, to the extent that these rights and obligations arise subsequent to our acquisition of Zanaflex. Under this agreement we obtained certain rights to market and sell tizanidine products and rights to product improvements developed by Novartis.

Elan manufactures Zanaflex Capsules for us and we plan to contract with Patheon Inc. for the manufacture of Zanaflex tablets. See “—Manufacturing.” In December 2005, we entered into a financing arrangement with Paul Royalty Fund, or PRF, pursuant to which we assigned PRF the right to receive a portion of our net revenues from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. This agreement was amended in November 2006 potentially to increase the total amount of royalty payments to which PRF is entitled and to provide for additional lump-sum payments both from us to PRF and from PRF to us. The arrangement covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the arrangement is terminated earlier. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

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

We agreed to pay Rush a license fee, milestone payments of up to $1.15 million and royalties based on net sales of the product for neurological indications. We have made an aggregate of $300,000 in payments under this agreement through December 31, 2006.

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

Cornell Research Foundation, Inc.

In February 2003, we entered into a license agreement with Cornell Research Foundation, Inc., or Cornell, pursuant to which we were granted an exclusive license under a patent for the use of fampridine in the treatment of anterior horn cell diseases. In consideration for the license, we paid Cornell an upfront license fee and are required to make payments of up to $150,000 to Cornell upon the achievement of certain milestones relating to the successful reissuance or reexamination of the patents licensed to us and, the completion of a clinical trial testing the use of Fampridine-SR in amyotrophic lateral sclerosis. We have made an aggregate of $50,000 in payments under this agreement through December 31, 2006. We are also obligated to pay Cornell an annual royalty on net sales of Fampridine-SR in any and all indications, subject to a minimum annual royalty requirement of $25,000.

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

In consideration for these licenses, we paid an upfront license fee and are required to make payments of up to $2.15 million upon the achievement of certain milestones. We have made an aggregate of $45,000 in payments under this agreement through December 31, 2006. We are also obligated to pay royalties on net sales and on any sublicense royalties that we receive.

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

Under the Mayo Clinic agreement, we are obligated to make milestone payments of up to $1.875 million. We also pay royalties based on net sales. We have not made any milestone or royalty payments under this agreement through December 31, 2006. The Mayo Clinic agreement may be terminated by either party following an uncured material breach by the other party. We may terminate the Mayo Clinic agreement at will upon prior written notice to Mayo. In addition, either party also has the right to terminate upon the insolvency of the other party, the filing of bankruptcy by or against the other party, or the assignment of assets to the benefit of creditors by the other party. Unless otherwise terminated, this license agreement will terminate upon the expiration of the last licensed patent in any such licensed product.

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

Our payment obligations to CeNeS include payment of an upfront license fee, royalties based on annual net sales of the product, if any, as well as payments of up to $8.5 million upon achieving certain milestones in connection with the development, testing and regulatory approval of any protein products. We have not made any payments under this agreement through December 31, 2006. We are obligated to make minimum royalty payments commencing on the third calendar year following the first commercial sale of any licensed product. If we fail to pay any minimum royalty, CeNeS will have the option to convert our license or any sublicense to a non-exclusive license. This agreement with CeNeS is effective until the later of November 12, 2017 or the expiration of the last-to-expire valid claim in the licensed patents. We may terminate this agreement at will upon prior written notice to CeNeS. In addition, this first agreement may be terminated by either party following an uncured material breach by the other party and if this agreement is terminated under that provision, we may retain the exclusive worldwide sublicense granted to us under this agreement, provided that we continue to pay royalties.

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

We have agreed to a timeline to achieve certain milestones relating to the research and development and the clinical testing and filing of regulatory approvals for the products. We are also required to make milestone payments of up to $5.93 million. If we are unable to meet a milestone, CeNeS has agreed to negotiate in good faith with us to agree for a reasonable extension of the time to achieve the milestone up to one year. We are obligated to pay CeNeS a license fee and royalties based on a percentage of net sales of protein products and non-protein products covered under the agreement. We have made payments of $25,000 in connection with this agreement through December 31, 2006.

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

Manufacturing

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

Zanaflex

We currently rely on Elan and other third parties to supply us with Zanaflex Capsules and Zanaflex tablets. Zanaflex Capsules are manufactured using Elan’s proprietary SODAS (spheroidal oral drug absorption system) multiparticulate drug delivery technology. We provide Elan with monthly written 18-month forecasts, and with annual written two-year forecasts, of our supply requirements for Zanaflex Capsules. In each of the five months following the submission of our 18-month forecast, we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less. Elan is not obligated to supply products in excess of our forecast requirements, but will use commercially reasonable efforts to fulfill any such orders. The initial term of the agreement expires in 2009, with two automatic two-year renewal terms. Either party may terminate the agreement by notifying the other party at least 12 months prior to the expiration of the initial term or any renewal term. In addition, either party may terminate the agreement if the other party commits a material breach that remains uncured. If a failure to supply occurs under the agreement, other than a force majeure event, or if we terminate the supply agreement for cause, Elan must use commercially reasonable efforts to assist us in transferring production of Zanaflex Capsules to us or a third-party manufacturer, provided that such third party is not a technological competitor of Elan. If we need to transfer production, Elan has agreed to grant us a royalty-free, fully paid-up license of its manufacturing know-how and other information and rights related to the production of Zanaflex Capsules, including a license to use its SODAS technology for specified purposes. We have the right to sublicense this know-how to a third party manufacturer, provided that this third party is not a technological competitor of Elan. In the event of termination of the supply agreement due to a force majeure event that continues for more than three months, Elan has agreed to enter into negotiations with us to preserve the continuity of supply of products, including the possibility of transferring manufacturing of Zanaflex Capsules to us or a third party manufacturer.

Prior to March 2007, Novartis manufactured and supplied us with tizanidine, the active pharmaceutical ingredient, or API, in Zanaflex Capsules and Zanaflex tablets. Under our supply agreement, Novartis also managed the supply relationship with Patheon Inc., or Patheon, the manufacturer of Zanaflex tablets. Our agreement with Novartis expired in February 2007 and Novartis, the only FDA-approved supplier of tizanidine for use in Zanaflex Capsules and Zanaflex tablets, has discontinued tizanidine production. We are currently in contract negotiations with Patheon regarding the manufacture of Zanaflex tablets, and Patheon has agreed to continue to manufacture Zanaflex tablets for us prior to a contract being executed.

Elan is responsible for sourcing all tizanidine that is used in the manufacture of Zanaflex Capsules, while we are responsible for obtaining tizanidine to be used in the manufacture of Zanaflex tablets. In collaboration with Elan, we have identified two tizanidine manufacturers, and we are working to have both approved by the FDA as tizanidine suppliers for Zanaflex Capsules and Zanaflex tablets. Elan has agreed to supply us with tizanidine for the manufacture of Zanaflex tablets until a new tizanidine supplier is approved and, based on our current sales forecasts, we believe that Elan has sufficient Novartis-manufactured tizanidine to meet Zanaflex Capsules and Zanaflex tablets manufacturing requirements through the second quarter of 2009. Because we have 12 months of Zanaflex Capsule and Zanaflex tablet inventory, the combination of Elan’s tizanidine inventory and our Zanaflex inventory is expected to meet sales requirements through the second quarter of 2010. If we and Elan do not gain FDA approval for either tizanidine supplier prior to the depletion of Elan’s tizanidine inventory and our Zanaflex inventory, we could experience an interruption in our Zanaflex supply.

We do not anticipate an interruption in Zanaflex Capsule or Zanaflex tablet API supply given the current Zanaflex sales forecast, the quantity of Elan tizanidine inventory and tizanidine’s long-term stability profile.

Preclinical Products

We have established the internal capability to manufacture research quantities of antibody and protein product candidates and in the past also have contracted for testing and manufacturing development activities for GGF-2 to be performed by an outside contractor.

Intellectual Property

We have in-licensed, or are the assignee of, over 25 U.S. patents, over 60 foreign patents and over 65  patent applications pending in the United States or abroad. There are five major families of patents in our portfolio. Our logo, “Acorda Therapeutics,” “Zanaflex” and “Zanaflex Capsules” are registered trademarks that we own.

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

We have purchased the Zanaflex trademarks in the United States from Elan.

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

Chondroitinase

We have a license to a U.S. application and its foreign counterpart from King’s College and University of Cambridge directed to treatment of CNS damage. We have recently filed a number of U.S. patent applications and their foreign counterparts directed to chondroitinase enzymes and methods of use and preparation. In particular, we have filed eight U.S. applications, with foreign equivalents to five of them, and an additional international application directed to fusion proteins of chondroitinase, chimeric proteins including chondroitinase, deletion mutants, and certain methods relating to chondroitinase.

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

MS and SCI

Current disease management approaches to MS are classified either as relapse management or disease course management approaches. For relapse management, the majority of neurologists treat sudden and severe relapses with a four-day course of intravenous high-dose corticosteroids. Many of these corticosteroids are available generically. For disease course management, there are a number of FDA-approved MS therapies that seek to modify the immune system. These treatments attempt to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS, though their precise mechanisms of action are not known. These products include Avonex from Biogen-IDEC, Betaseron from Schering AG, Copaxone from Teva Pharmaceutical Industries, Ltd., Rebif from Serono, and Tysabri from Biogen-IDEC and Elan.

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

Spasticity

Tizanidine, the active pharmaceutical ingredient in Zanaflex Capsules, Zanaflex tablets and generic tizanidine tablets, is one of the two leading FDA-approved treatments for spasticity, a symptom suffered by both MS and SCI patients. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. Twelve generic manufacturers of tizanidine are distributing their own tablet formulations. In addition, NovaDel Pharma has announced that it is developing an oral tizanidine spray for potential treatment of spasticity. Baclofen, which is also available generically, is the other leading drug for the treatment of spasticity. The mechanism of action and associated effects of baclofen are different from those of tizanidine. Due to the different pharmacokinetic profile of Zanaflex Capsules, Zanaflex tablets and generic tizanidine tablets are not AB-rated with Zanaflex Capsules.

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

Preclinical studies include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its safety and potential efficacy. We then submit the results of the preclinical studies, together with manufacturing information, analytical data and any available clinical data or literature to the FDA as part of an IND application, which must become effective before we may begin human clinical trials. The IND becomes effective 30 days after the FDA filing, unless the FDA, within the 30-day time period, raises concerns or questions about the preclinical studies or the safety of the proposed clinical trial as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Further, an independent Institutional Review Board charged with protecting the welfare of human subjects involved in research at each medical center proposing to conduct the clinical trials must review and approve any clinical trial and study subjects must provide informed consent before their participation in the research study.

Human clinical trials are typically conducted in three sequential phases, which may overlap:

•       Phase 1.   The drug is initially administered into healthy human subjects or subjects with the target condition and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•       Phase 2.   The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•       Phase 3.   When Phase 2 evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken to confirm the clinical efficacy from Phase 2 and to further test for safety in an expanded population at geographically dispersed clinical trial sites.

In the case of product candidates for severe or life-threatening diseases such as MS, the initial human testing is often conducted in affected patients rather than in healthy volunteers. Since these patients already have the target condition, these clinical trials may provide initial evidence of efficacy traditionally obtained in Phase 2 clinical trials and thus these clinical trials are frequently referred to as Phase 1b clinical trials.

Before proceeding with a study, sponsors may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as an SPA. Three types of studies are eligible for SPAs: (1) animal carcinogenicity studies, (2) final product stability studies, and (3) clinical studies for pivotal Phase 3 studies whose data will form the primary basis to establish a product’s efficacy. Where the FDA agrees to an SPA, the agreement may not be changed by either the sponsor or the FDA except if the sponsor and the FDA agree to a change, or an appropriately senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. SPAs thus help establish up front agreement with the FDA about the adequacy of the design of a clinical trial to support a regulatory approval, but the agreement is not binding if new circumstances arise. In addition, even if an SPA remains in place and the trial meets its endpoints with statistical significance, the FDA could determine that the overall balance of risks and benefits for the product candidate is not adequate to support approval, or only justifies approval for a narrow set of clinical uses or approval with restricted distribution or other burdensome post-approval requirements or limitations. There is thus no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

U.S. law requires that studies conducted to support approval for product marketing be “adequate and well controlled.” In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with good clinical practice, or GCP, requirements.

We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the Institutional Review Boards or the sponsor may prevent clinical trials from beginning or may place clinical trials on hold or terminate them at any point in this process if, among other reasons, they conclude that study subjects or patients are being exposed to an unacceptable health risk.

In the U.S., the results of product development, preclinical studies and clinical trials must be submitted to the FDA for review and approval prior to marketing and commercial shipment of the product candidate. If the product candidate is regulated as a drug, an NDA must be submitted and approved before commercial marketing may begin. If the product candidate, such as an antibody, is regulated as a biologic, a Biologic License Application, or BLA must be submitted and approved before commercial marketing may begin. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness (and, in the case of a biologic, purity and potency) of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

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

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. The NDA or BLA review fee alone can exceed $800,000, although certain limited deferrals, waivers and reductions may be available.

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

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years or more and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product candidate. Government regulation may delay or prevent marketing of potential products for a considerable period of time or permanently and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our product candidates on a timely basis, or on a commercially viable basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive or applicable to humans and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our product candidates abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, other reporting, advertising and promotion restrictions. The FDA’s rules for advertising and promotion require in particular that we not promote our products for unapproved uses, and that our promotion be fairly balanced and adequately substantiated by clinical studies. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current Good Manufacturing Practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the current Good Manufacturing Practices and other FDA regulatory requirements. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

In addition to inspections related to manufacturing, we are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to the other regulatory requirements that apply to marketed drugs manufactured or distributed by us. For example, the FDA may conduct periodic inspections regarding our reporting of adverse events, and the FDA has indicated to the industry that it may be conducting increased inspections related to compliance with the requirements of the PDMA concerning the handling of drug samples. When the FDA conducts an inspection, it will identify any deficiencies it believes exist in the form of a notice of inspectional observations, or Form FDA 483. The observations may be more or less significant. If we receive a notice of inspectional observations, we likely will be required to respond in writing, and may be required to undertake corrective and preventive actions in order to address the FDA’s concerns.

We and our product candidates are also subject to a variety of state laws and regulations in those states or localities where they are or will be marketed. Any applicable state or local regulations may hinder our ability to market our product candidates in those states or localities.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

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

Generic Drugs, AB Ratings and Pharmacy Substitution

Generic drugs are approved through an abbreviated process, which differs in important ways from the process followed for innovative products. Generally an abbreviated new drug application, or ANDA, is filed with the FDA. The ANDA must seek approval of a product candidate that has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as a so-called “reference listed drug” approved under an NDA with full supporting data to establish safety and effectiveness. Only limited exceptions exist to this ANDA sameness requirement, including certain limited variations approved by the FDA through a special suitability petition process. The ANDA also generally contains clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at the same rate and to the same extent as the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug.

Every state has a law permitting or requiring pharmacists to substitute generic equivalents for brand-name prescriptions unless the physician has prohibited substitution. Managed care organizations often urge physicians to prescribe drugs with generic equivalents, and to authorize substitution, as a means of controlling costs of prescriptions. They also may require lower copayments as an incentive to patients to ask for and accept generics.

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

Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, or OBRA ‘93, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug Evaluations, or the U.S. Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

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

EMPLOYEES

As of March 23, 2007, we had 126 employees. Of the 126 employees, 24 perform research and development activities, including both preclinical programs and clinical trials, 81 work in sales, marketing, business development, manufacturing and communications and 21 perform general and administrative tasks.

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

As of December 31, 2006, we had an accumulated deficit of approximately $232.1 million. We had net losses of $60.0 million and $60.4 million for the year ended December 31, 2006 and the year ended December 31, 2005, respectively. We have had operating losses since inception as a result of our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities and continue our clinical trials and research and development activities.

Our prospects for achieving profitability will depend primarily on how successful we are in executing our business plan to:

•       obtain FDA approval for and commercialize Fampridine-SR;

•       increase sales of Zanaflex Capsules;

•       continue to develop our preclinical product candidates and advance them into clinical trials; and

•       evaluate and act on appropriate opportunities for maximizing shareholder value.

If we are not successful in executing our business plan, we may never achieve or may not sustain profitability.

If additional studies required by the FDA for Fampridine-SR do not yield favorable results or we are unable to obtain regulatory approval for Fampridine-SR, or any approval is unduly limited in scope or delayed, our business prospects will be adversely affected.

In September 2006, we announced positive results from our Phase 3 clinical trial of Fampridine-SR for the improvement of walking in patients with MS, which was performed under a SPA from the FDA. Although statistical significance was achieved on all three efficacy criteria defined in the SPA, positive results from at least one other Phase 3 clinical trial will be needed to support the filing of an NDA with the FDA. Based on our December 2006 meeting with the FDA, we will be required to design and conduct an additional Phase 3 trial of Fampridine-SR in people with MS. In addition, we will be required to execute a QT safety cardiac study in accordance with the FDA’s October 2005 guidance, “Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs”. We cannot predict how long these two studies, or any additional studies that might be required by the FDA, will take, whether any such studies will yield favorable results, or what the cost will be. In addition, if the FDA determines that a new substantial scientific issue regarding the safety or efficacy of Fampridine-SR is identified, the FDA may alter its conclusion, expressed in the SPA, regarding the adequacy of the Phase 3 protocol. The FDA may also identify a need for studies in addition to the second Phase 3 trial and the QT safety cardiac study to confirm efficacy that would examine safety or other properties or characteristics of Fampridine-SR.

Notwithstanding the results of our clinical trials, the FDA could determine that the overall balance of risks and benefits for Fampridine-SR is not adequate to support approval, or only justifies approval for a narrow set of uses or approval with  restricted distribution or other burdensome post-approval requirements and limitations. Subjects taking Fampridine-SR have experienced adverse events, including falls, urinary tract infection, insomnia, dizziness, asthenia, headache, fatigue, nausea and balance disorder. A small number of subjects have also experienced seizures while taking

Fampridine-SR, and there is a possibility that additional seizures will occur even at low doses of the drug. If the FDA denies approval of Fampridine-SR in MS, if FDA approval is substantially delayed, if approval is granted on a narrow basis or with restricted distribution or other burdensome post-approval requirements, or if the Fampridine-SR program is terminated, our business prospects will be adversely affected.

In March 2004, we completed two Phase 3 clinical trials of Fampridine-SR in SCI in which our results failed to reach their primary endpoints. We may resume development of Fampridine-SR for SCI after we have completed further development of the drug for MS. We cannot predict whether future clinical trials of Fampridine-SR in SCI will achieve their primary endpoints, how long these clinical trials will take or how much they will cost.

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

We have recently expanded our sales force and sales of Zanaflex Capsules may not grow sufficiently to offset the increased costs associated with this expansion.

In the past year, we expanded our internal sales force from 32 to 65 people as part of our strategy to increase sales of Zanaflex Capsules. The expansion of our sales force has increased our fixed expenses significantly and there can be no assurances that we will be able to increase our sales of Zanaflex Capsules sufficiently to justify the expense associated with our expanded sales force. This in turn would adversely affect our cash flow and our prospects for achieving profitability. In addition, we may not be able to train and retain skilled sales and marketing personnel, in a timely manner or at all, or integrate and manage our larger sales and marketing organization.

There are currently 12 companies with generic versions of tizanidine tablets on the market and they are significantly cheaper than either Zanaflex Capsules or Zanaflex tablets. As of December 31, 2006, these generic versions of tizanidine tablets constituted approximately 93% of tizanidine sales in the United States. Although Zanaflex Capsules have a different pharmacokinetic profile when taken with food and are available in a higher dose than Zanaflex tablets and their generic equivalents, we may be unsuccessful in convincing prescribers, patients and third-party payors that these differences justify the higher price of Zanaflex Capsules. Despite our increased investment in sales personnel, we may be unable to convert a significant additional number of current users of Zanaflex tablets or generic tizanidine tablets to Zanaflex Capsules. If that is the case, our ability to generate meaningful revenue from this product will be adversely affected.

We had previously planned to target potential high-prescribing primary care physicians using a contract sales representative company, initially, Cardinal Health PTS, LLC and, later, Innovex, Inc., that we hired to provide sales representatives targeting the primary care market. We now intend to address that market through our expanded sales force. There can be no assurances that our sales force will be effective in reaching the primary care market.

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

All of our development programs other than Fampridine-SR are in the preclinical phase. Our future success depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to clinical trials. These product candidates will require significant development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized.

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

Clinical trials are subject to oversight by institutional review boards and the FDA to ensure compliance with the FDA’s good clinical practice requirements, as well as other requirements for the protection of clinical trial participants. We depend, in part, on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices required by regulators. If any such standards are not complied with in our clinical trials, the resulting data from the clinical trial may not be usable or we, an institutional review board or the FDA may suspend or terminate such trial, which would severely delay our development and possibly end the development of such product candidate. We also depend upon third party manufacturers of our products to qualify for FDA approval and to comply with good manufacturing practices required by regulators. We cannot be certain that our present or future manufacturers and suppliers will comply with current good manufacturing practices. The failure to comply with good manufacturing practices may result in the termination of clinical studies, restrictions in the sale of, or withdrawal of the products from the market. Compliance by third parties with these standards and practices is outside of our direct control. For example, we and other pharmaceutical companies recently received notification from the FDA regarding the FDA’s concerns with the reliability of certain study analyses conducted by MDS Pharma Services, or MDS Pharma, at its St. Laurent (Montreal) and Blainville (Quebec) Canada sites from 2000 through 2004. MDS Pharma helped conduct the studies submitted to FDA for the approval of Zanaflex Capsules. The MDS Pharma facility involved was in Ireland, not Canada, and MDS Pharma’s role in the studies did not include performing the types of analyses that the FDA identified in its recent notice as being of concern. Nonetheless, if the FDA’s concerns extend to other MDS Pharma facilities or activities, the reliability of the studies that MDS Pharma assisted on for Zanaflex Capsules could be called into question, and we might have to confirm or repeat the studies.

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

Federal legislation enacted in December 2003 added an outpatient prescription drug benefit to Medicare. The benefit is provided primarily through private entities, which attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations increase pressure to lower prescription drug prices. While the new law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the U.S. government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. In addition, the new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. This Medicare prescription drug coverage legislation, as well as additional healthcare legislation that may be enacted at a future date, could reduce our sales and adversely affect our results of operations.

If our competitors develop and market products that are more effective, safer or more convenient than our approved products, or obtain marketing approval before we obtain approval of future products, our commercial opportunity will be reduced or eliminated.

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Many biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological diseases, including MS and SCI. We are aware of a company developing a sodium/potassium channel blocker and a second company developing an immediate release form of fampridine, both of which may compete with Fampridine-SR, if approved. In certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis. We are aware that at present compounded fampridine is used by some people with MS or SCI and it is possible that some people will want to continue to use compounded formulations even if Fampridine-SR were approved. Several companies are engaged in developing products that include novel immune system approaches and cell transplant approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete in the future with Fampridine-SR or our preclinical candidates.

Composition of matter patents on tizanidine, the active ingredient in Zanaflex Capsules and Zanaflex tablets, expired in 2002. As of December 31, 2006, there were 12 companies with generic versions of tizanidine tablets on the market. To the extent that we are not able to differentiate Zanaflex Capsules from Zanaflex tablets and generic tizanidine tablets and/or pharmacists improperly substitute generic tizanidine tablets when filling prescriptions for Zanaflex Capsules, we may be unable to convert additional sales of Zanaflex tablets and generic tizanidine tablets to Zanaflex Capsules and our ability to generate revenue from this product will be adversely affected. Although no other FDA-approved capsule formulation of tizanidine exists, another company could develop a capsule or other formulation of tizanidine that competes with Zanaflex Capsules.

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

As of December 31, 2006, we had approximately $53.8 million in cash, cash equivalents and short-term investments. Although we anticipate this will be sufficient to fund our operations and meet our financial obligations through the first quarter of 2008 based on our current projected revenue and spending levels, we have several product candidates in various stages of development, and all will require significant further investment to develop, test and obtain regulatory approval prior to commercialization. We will need to seek additional equity or debt financing or strategic collaborations to continue our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may seek additional financing in the near future to ensure the completion of Fampridine-SR’s clinical development. We may not be able to raise additional capital on favorable terms or at all. To the extent that we are able to raise additional capital through the sale of equity securities, the issuance of those securities would result in dilution to our stockholders. Holders of such new equity securities may also have rights, preference or privileges that are senior to yours. If additional capital is raised through the incurrence of indebtedness, we may become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. To the extent funding is raised through collaborations or intellectual property-based financings, we may be required to give up some or all of the rights and related intellectual property to one or more of our products, product candidates or preclinical programs. If we are unable to obtain sufficient financing on favorable terms when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs or devote fewer resources to marketing Zanaflex Capsules.

Under our financing arrangement with the Paul Royalty Fund, or PRF, upon the occurrence of certain events, PRF may require us to repurchase the right to receive revenues that we assigned to it or may foreclose on certain assets that secure our obligations to PRF. Any exercise by PRF of its right to cause us to repurchase the assigned right or any foreclosure by PRF could adversely affect our results of operations and our financial condition.

On December 23, 2005, we entered into a revenue interests assignment agreement with PRF, which was amended on November 28, 2006, pursuant to which we assigned to PRF the right to receive a portion of our net revenues from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex.

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

If the use or misuse of Zanaflex Capsules or any other FDA-approved products we may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payors or others. The use of our product candidates in clinical trials could also expose us to product liability claims. We currently maintain a product liability insurance policy that includes coverage of our clinical trials. This insurance policy has a $10 million per claim limit and the aggregate amount of claims under the policy is also capped at $10 million. We also maintain separate marketed product liability coverage. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently have may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

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

We have an outstanding FDA commitment, inherited from Elan, to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex capsules, was to be satisfied by February 2007.

We completed the retrospective pediatric safety data during February 2007 and expect to make it available to the FDA during April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline. The delays in initiation of the pediatric pharmacokinetic study have been due to unexpected delays in investigator recruitment and obtaining Institutional Review Board approvals. Depending on the outcome of these studies and whether the FDA considers them adequate to satisfy our PREA commitment, we may be required to conduct additional studies. Such additional studies could be more extensive and more costly than the currently-planned studies. We also may be subject to penalties for non-compliance with PREA, including fines, seizure of product and loss of product approval.

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

In addition, the FDA or another regulatory agency may conduct periodic unannounced inspections. If they determine that we or any of our manufacturing or other partners are not in compliance with applicable requirements, they may issue a notice of inspectional observations. If the observations are significant, we may have to devote significant resources to respond and undertake appropriate corrective and preventive actions, which could adversely affect our business prospects.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

In recent years, several states, including California, Maine, Minnesota, New Mexico, Texas, Vermont and West Virginia, and the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports with the state on sales, marketing, pricing and other activities. For example, California has enacted a statute requiring pharmaceutical companies to adopt a comprehensive compliance program that is in accordance with the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. This compliance program must include policies for compliance with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, as well as a specific annual dollar limit on gifts or other items given to individual healthcare professionals in California. The law requires posting policies on a company’s public web site along with an annual declaration of compliance.

The District of Columbia, Maine, Minnesota, New Mexico, Texas, Vermont and West Virginia have also enacted statutes of varying scope that impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing and payments and costs associated with pharmaceutical marketing, advertising and promotional activities, as well as restrictions upon the types of gifts that may be provided to healthcare practitioners. Other states also have laws that regulate, directly or indirectly, various pharmaceutical sales and marketing activities, and new legislation is being considered in many states. Many of the state law requirements are new and uncertain and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these state reporting and disclosure laws to date. We are continually updating our formal compliance infrastructure and standard operating procedures to comply with such laws. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

If we seek to market our products in foreign jurisdictions, we will need to obtain regulatory approval in those jurisdictions.

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

Risks Related to Our Dependence on Third Parties

We currently have no manufacturing capabilities and are substantially dependent upon Elan and other third party suppliers to manufacture Zanaflex Capsules, Zanaflex tablets and Fampridine-SR.

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

Prior to March 2007, we relied on a single manufacturer, Novartis, for the manufacture of Zanaflex tablets and for the supply of tizanidine, the active pharmaceutical ingredient in Zanaflex Capsules and Zanaflex tablets. Novartis has discontinued production of tizanidine and will no longer supply tizanidine to Elan for the production of Zanaflex Capsules or to us for the production of Zanaflex tablets. In collaboration with Elan, we have identified two tizanidine manufacturers and we are working to have both approved by the FDA as tizanidine suppliers for Zanaflex Capsules and Zanaflex tablets. If we and Elan do not gain FDA approval for at least one of these tizanidine suppliers prior to the depletion of Elan’s tizanidine inventory and our Zanaflex Capsules and Zanaflex tablets inventory, we could experience an interruption in our Zanaflex Capsules and Zanaflex tablets supply.

We are currently in contract negotiations with Patheon regarding the manufacture of Zanaflex tablets, and Patheon has agreed to provide us with Zanaflex tablets prior to the contract being executed. If either Elan or Patheon experiences any disruption in their operations, a delay or interruption in the supply of our Zanaflex products could result until the affected supplier cures the problem or we locate an alternate source of supply. We may not be able to enter into alternative supply arrangements on terms that are commercially favorable, if at all. Any new supplier would also be required to qualify under applicable regulatory requirements. We could experience substantial delays before we are able to qualify any new supplier and transfer the required manufacturing technology to that supplier.

Elan’s inventory of tizanidine will reach its retest date by April 2007. Thereafter, the chemical stability of Elan’s tizanidine must be retested within 30 days of each manufacturing run. If Elan’s tizanidine inventory fails its retest prior to FDA approval of a new tizanidine supplier, a delay or interruption in our supply of our Zanaflex products could result. We depend on another company, Sharp Corporation, to package and bottle Zanaflex tablets.

We also rely exclusively on Elan to supply us with our requirements for Fampridine-SR. Elan relies on a third-party manufacturer to supply fampridine, the API in Fampridine-SR. Under our supply agreement with Elan, we are obligated to purchase at least 75% of our yearly supply of Fampridine-SR from Elan, and we are required to make compensatory payments if we do not purchase 100% of our requirements from Elan, subject to certain exceptions. We and Elan have agreed that we may purchase up to 25% of our annual requirements from Patheon, a mutually agreed-upon and qualified second manufacturing source, with compensatory payment.

Our dependence on others to manufacture our marketed products and clinical trial materials may adversely affect our ability to develop and commercialize our products on a timely and competitive basis.

If third-party contract research organizations do not perform in an acceptable and timely manner, our preclinical testing or clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with preclinical testing and clinical trials. The failure of any of these vendors to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements, such as good clinical and laboratory practices, or preclinical testing or clinical trial protocols, could cause a delay or otherwise adversely affect on our preclinical testing or clinical trials and ultimately on the timely advancement of our development programs.

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

Prior to our initial public offering in February 2006, you could not buy or sell our common stock publicly. An active public market for our common stock may not be sustained. You may not be able to sell your shares quickly or at the current market price if trading in our stock is not active. Our stock price could fluctuate significantly due to a number of factors, including:

•       publicity regarding actual or potential clinical trial results or updates relating to products under development by us or our competitors;

•       conditions or trends in the pharmaceutical or biotechnology industries;

•       litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•       announcement of new corporate partnerships, alliances, financings or other transactions;

•       governmental regulation and legislation in the United States and foreign countries;

•       changes in securities analysts’ estimates of our performance or our failure to meet analysts’ expectations;

•       sales of substantial amounts of our stock;

•       variations in product revenue and profitability; and

•       variations in our anticipated or actual operating results.

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq Global Market and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

Future sales of our common stock could cause our stock price to decline.

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater shareholders or other shareholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of December 31, 2006 we have outstanding 23,657,755 shares of common stock. We have registered 5,481,334 shares of common stock that are authorized for issuance under our equity compensation plans, including outstanding options to acquire 2,534,663 shares of common stock outstanding as of December 31, 2006, exercisable at an average exercise price of $6.23 per share. As of December 31, 2006, there were warrants to acquire 16,869 shares of common stock outstanding, exercisable at an exercise price of $11.856 per share. These warrants were exercised in January 2007. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 65.4% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Certain provisions of Delaware law, our certificate of incorporation and our bylaws may delay or prevent an acquisition of us that stockholders may consider favorable or may prevent efforts by our stockholders to change our directors or our management, which could decrease the value of your shares.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, and may have the effect of preventing or hindering any attempt by our stockholders to replace our current directors or officers. These provisions include:

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

We have not paid cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. The success of your investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

Risk Relating to our 2006 Private Placement

If we do not maintain effectiveness of the registration statements covering the resale of the shares issued in the October 2006 private placement, we will be required to pay certain liquidated damages, which could be material in amount.

The terms of the securities purchase agreement in connection with the private placement would require us to pay certain liquidated damages to the purchasers in the private placement in the event that the registration statement does not remain effective until 2 years after the closing or until the shares may be sold under Rule 144(k). The only exception is our right, without incurring liquidated damages, to suspend the use of the registration statement during two periods of no more than 60 days in any 12-month period. Subject to this exception, for each 30-day period or portion thereof when the registration statement is not effective, we are obligated to pay to each purchaser an amount in cash equal to 1.0% of that purchaser’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by that Purchaser. These amounts could be material. If we are unable to maintain the effectiveness of the registration statement (or effectiveness is suspended other than as provided in the securities purchase agreement), the amounts we are required to pay could materially adversely affect our financial condition.

Unresolved Staff Comments

None.

Item 2.                      Properties.

Our principal executive offices are located in an approximately 38,200 square foot facility in Hawthorne, NY, which houses offices and laboratory space. The current annual rent for this facility is $789,600. We believe that our facility is currently adequate for our purposes and that it will continue to be so for the foreseeable future. The lease for this facility expires in December 2009.

Item 3.                      Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol ACOR since our initial public offering on February 9, 2006. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on the Nasdaq Global Market.

	High	Low
Year Ended December 31, 2006:
Fourth Quarter	$20.60	$8.27
Third Quarter	$11.90	$2.20
Second Quarter	$5.50	$3.30
First Quarter (beginning February 9, 2006)	$7.48	$5.10

As of March 12, 2007 we had approximately 2,202 holders of record of our common stock.

Stock Price Performance Graph

The graph below matches the cumulative 10-month total return of holders of Acorda Therapeutics, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 2/10/2006 and tracks it through 12/31/2006.

COMPARISON OF 10 MONTH CUMULATIVE TOTAL RETURN*

Among Acorda Therapeutics, Inc, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*      $100 invested on 2/10/06 in stock or 1/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

	2/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06
Acorda Therapeutics, Inc	100	92	78	73	57	62	48	43	136	265	288	236
NASDAQ Composite	100	99	102	102	95	95	91	95	98	103	106	105
NASDAQ Biotechnology	100	103	101	96	92	90	91	92	94	100	99	97

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds from Registered Securities

Our registration statement on Form S-1 (Reg. No. 333-128827) in connection with our initial public offering was declared effective by the SEC on February 9, 2006. As of the date of the filing of this report, the offering has terminated and 6,075,614 shares of our common stock were sold pursuant to our registration statement. The underwriters of the offering were Banc of America Securities LLC, Lazard Capital Markets, Piper Jaffray and SG Cowen & Co. Net proceeds from the sale of the 6,075,614  shares of common stock sold by us, based on the initial public offering price of $6.00 per share, and after deducting the underwriting discount and offering expenses payable by us, were approximately $31.5 million. No payments for expenses relating to this offering were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We used the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Equity Compensation Plans

We have two equity incentive plans: our 2006 Employee Incentive Plan, as amended (the “2006 Plan”) and our 1999 Employee Stock Option Plan, as amended (the “1999 Plan” and, together with the 2006 Plan, the “Plans”). As of December 31, 2006, a total of 5,481,334 shares of our common stock had been reserved for issuance under the Plans. All future awards will be made under the 2006 Plan.

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	2,551,532	$6.27	2,929,802 (2)
Total	2,551,532	6.27	2,929,802

(1)            Includes options to purchase shares of our common stock and restricted stock awards under the Plans.

(2)            Consists of shares available as of December 31, 2006 for future issuance under the 2006 Plan.

Item 6.                      Selected Financial Data

			Six
			Months
	Year Ended		Ended		Year Ended
	December 31,		December 31,		June 30,
	2006	2005	2004	2003	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Gross sales—Zanaflex	$26,548	$5,923	$—	$—	$—	$—
Less: discounts and allowances	396	(1,114)	(4,417)	—	—	—
Net sales	26,944	4,809	(4,417)	—	—	—
Grant revenue	407	336	479	382	474	132
Total net revenue	27,351	5,145	(3,938)	382	474	132
Less: cost of sales	(7,123)	(5,132)	(885)	—	—	—
Gross profit	20,228	13	(4,823)	382	474	132
Operating expenses:
Research and development	12,055	12,890	21,999	16,743	17,527	11,147
Research and development—related party	—	—	—	3,343	2,265	4,687
Sales and marketing	19,079	13,099	4,662	—	—	—
General and administrative	12,561	8,435	13,283	17,069	6,388	6,636
Total operating expenses	43,695	34,424	39,944	37,155	26,180	22,470
Operating loss	(23,467)	(34,411)	(44,767)	(36,773)	(25,706)	(22,338)
Other income (expense):
Interest and amortization of debt discount expense	(2,553)	(1,526)	(385)	(38)	(78)	—
Interest and amortization of debt discount expense—related party	—	—	—	(184)	(369)	(408)
Interest income	1,471	402	409	276	393	984
Other income	76	1	2	7	26	—
Total other income (expense)	(1,006)	(1,123)	26	61	(28)	576
Minority interest—related party	—	—	—	—	—	580
Cumulative effect of change in accounting principle(3)	454	3	—	—	—	—
Net loss	(24,019)	(35,531)	(44,741)	(36,712)	(25,734)	(21,182)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	(36,008)	(24,849)	(24,746)	(11,985)	(24,320)	(55)
Net loss allocable to common stockholders	$(60,027)	$(60,380)	$(69,487)	$(48,697)	$(50,054)	$(21,236)
Net loss per share allocable to common stockholders—basic & diluted	$(3.27)	$(295.27)	$(351.76)	$(252.87)	$(261.38)	$(111.90)
Pro forma net loss per share allocable to common stockholders—basic & diluted (unaudited)(1)		$(.79)	$(9.63)
Weighted average shares of common stock outstanding used in computing net loss per share allocable to common stockholders—basic & diluted	18,346	204	198	193	191	190
Weighted average shares of common stock outstanding used in computing pro forma net loss per share allocable to common stockholders—basic & diluted (unaudited)(1)(2)		13,547	13,536

(1)             The pro forma net loss per share and weighted average shares of common stock used in computing pro forma net loss per share allocable to common stockholders for the years ended December 31, 2005 and 2004, respectively, are calculated as if all our convertible preferred stock and mandatorily redeemable convertible preferred stock were converted into common stock as of the beginning of the year ended December 31, 2004 or from their respective dates of issuance, if issued after the beginning of the year ended December 31, 2004. The pro forma net loss per share allocable to common stockholders for the year ended December 31, 2004 was computed assuming the initial public offering was completed at the beginning of the fiscal year presented and has been adjusted to give effect to the following: (a) recognition of the unamortized portion of a beneficial conversion charge of $67.9 million; (b) recognition of the unamortized portion of issuance costs relating to Series E, Series I, Series J and Series K preferred stock of $379,000; and (c) reversal of accrued preferred dividends on Series J and Series K preferred stock of $7.4 million (see Note 3 to the consolidated financial statements). The pro forma net loss per share allocable to common stockholders for the year ended December 31, 2005 reflects the reversal of the accrued preferred dividend of $5.3 million, amortized beneficial conversion charge of $19.4 million and amortized issuance cost of $108,000 assuming that the automatic conversion occurred as of the beginning of the fiscal year ended December 31, 2004. Upon the Company’s initial public offering in February 2006, all the preferred stock was converted into common stock.

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

(3)             On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated. Upon adoption of SFAS No. 123R, we recorded a cumulative effect of change in accounting principle of $454,225 during the three-month period ended March 31, 2006, calculated as the difference between compensation cost recognized to date using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures.

	As of December 31,			As of June 30,
	2006	2005	2004	2003	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,101	$11,761	$11,729	$8,965	$48,319	$27,012
Short term investments	35,656	2,001	9,397	32,250	12,250	2,836
Working capital	33,324	(10,394)	9,067	35,375	58,975	27,097
Total assets	84,368	33,912	30,982	45,960	64,807	33,597
Deferred product revenue—Zanaflex Capsules	11,324	5,226	—	—	—	—
Deferred product revenue—Zanaflex tablets	9,117	11,510	6,668	—	—	—
Current portion of notes payable	1,044	1,068	302	324	310	—
Non current portion of notes payable	187	1,147	145	447	612	—
Current portion of revenue interest liability—PRF transaction	3,392	2,162	—	—	—	—
Put/call option liability—PRF transaction	350	400	—	—	—	—
Non current portion of revenue interest liability—PRF transaction	19,744	12,914	—	—	—	—
Long term convertible notes payable	6,508	8,768	8,422	8,091	7,907	7,538
Mandatorily redeemable preferred stock	—	91,214	66,364	30,171	18,187	59,659
Total stockholders’ equity (deficit)	18,669	(116,536)	(60,571)	(130)	35,328	(36,910)

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Background

Since we commenced operations in 1995, we have devoted substantially all of our resources to the identification, development and commercialization of novel therapies that improve neurological function in people with MS, SCI and other disorders of the CNS. Our marketed drug, Zanaflex Capsules, is FDA-approved for the management of spasticity. We announced positive results from a Phase 3 clinical trial of our lead product candidate, Fampridine-SR, for the improvement of walking ability in people with MS in September 2006, and we plan to initiate an additional Phase 3 clinical trial of Fampridine-SR in people with MS in the second quarter of 2007. Our preclinical programs also target MS and SCI, as well as other CNS disorders, including stroke and traumatic brain injury.

From 1995 until mid-2004, we were engaged almost exclusively in the in-licensing of compounds and the preclinical and clinical development of these compounds. We licensed the rights to Fampridine-SR from Elan for the treatment of SCI in 1997. In September 2003, we entered into an amended license agreement with Elan that granted us exclusive worldwide rights to Fampridine-SR in return for the payment of royalties and milestones. In addition, we entered into a supply agreement under which Elan provides Fampridine-SR based upon an agreed upon price schedule.

We have expended a significant portion of our funds on a number of clinical trials for Fampridine-SR, our most advanced product candidate, including two Phase 3 clinical trials of Fampridine-SR in SCI and a Phase 2 and a Phase 3 clinical trial in MS, the results of which were announced in April 2004 and September 2006, respectively. In September 2006 we announced positive results from the Phase 3 clinical trial of our lead product candidate, Fampridine-SR in MS. Statistical significance was achieved on all three efficacy criteria defined by the FDA in the Special Protocol Assessment (SPA). We plan to initiate a second Phase 3 clinical trial in the second quarter of 2007.

An earlier Phase 2 clinical trial in MS was completed in 2001. In mid-2004, we decided to put our clinical trials of Fampridine-SR in SCI on hold, and refocused our efforts on our ongoing Fampridine-SR in MS program, leading to our recently completed Phase 3 clinical trial of Fampridine-SR for improvement of walking ability in people with MS. We may resume our clinical development of Fampridine-SR for SCI in the future.

In July 2004, we acquired all of Elan’s research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. These products are FDA-approved for the management of spasticity. We made an upfront payment to Elan of $2.0 million and are obligated to pay royalties on sales and to make milestone payments upon achievement of specified sales levels. To date, we have achieved three milestones, the first triggering a payment of $1.5 million, 50% of which was paid in the first quarter of 2005 and 50% of which was paid in the first quarter of 2006. The second milestone of $3.0 million was paid in March 2006. The third milestone of $5.0 million was paid in February 2007. As part of our Zanaflex acquisition, we entered into a long-term supply agreement with Elan under which Elan provides us with Zanaflex Capsules. Elan also assigned us its rights under an agreement with Novartis for the supply of tizanidine and Zanaflex tablets.

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

In late 2004, we began establishing our own specialty sales force in the United States, which consisted of 50 sales professionals as of December 31, 2006 and was expanded to 65 sales professionals by the first quarter of 2007. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and distribution customers. In August 2005, we entered into an agreement with Cardinal Health, under which it had provided approximately 160 sales representatives to market Zanaflex Capsules, on a non-exclusive basis, to primary care physicians in the United States. Sales in the primary care market did not reach the targets specified in our agreement. We terminated the agreement with Cardinal Health and made a payment of $125,000 in connection with that termination during the third quarter of 2006.

In May 2005, we retained Access Worldwide Communications, Inc. (“Access”) to provide a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care, specialty physicians and pharmacists. In February 2006, we expanded the scope of the arrangement with Access and transferred some of the primary care physician contacts previously covered by Cardinal Health to Access. Our contract with Access is now serviced by TMS Professional Markets Group, LLC, which purchased various telesales assets from Access in 2006. In addition, we initiated a pilot program with Innovex Inc. that provided six part-time representatives making exclusive calls promoting Zanaflex Capsules to primary care physicians, focusing on some of the contacts previously covered by Cardinal Health. In October 2006, we gave notice to Innovex Inc. of termination of our contract sales force agreement.

In December 2005, we entered into a revenue interests assignment agreement with PRF pursuant to which we assigned PRF the right to receive a portion of our net revenues (as defined in the agreement which definition is different from our net revenues as determined in accordance with GAAP) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all such Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement is terminated earlier. In consideration for the assignment, PRF paid us $15.0 million at signing. We used approximately $3.0 million of that payment to repay a portion of the amount we owe to GE Capital, $200,000 of that payment for expenses associated with such repayment and $691,000 of that payment to reimburse PRF for expenses it incurred in the transaction. Under our agreement with PRF, we are required to use the remainder of the amount we received at signing and any other amounts we receive under the agreement to support commercialization, sales, marketing, clinical and regulatory activities and other financial obligations related specifically and solely to our Zanaflex operations. If our Zanaflex net revenues in 2005 had equaled or exceeded $11.0 million and our Zanaflex net revenues in the first six months of 2006 had equaled or exceeded $16.0 million, at our election, PRF would also have been required to loan us an additional $5.0 million. We did not meet this milestone.

In November 2006, we entered into an amendment to the revenue interests assignment agreement with PRF. Under the amendment, PRF is entitled to a royalty consisting of certain specified percentages of Zanaflex net revenues, based upon the level of net revenues. The amendment provides that the royalty rate will drop to 1% upon PRF’s receipt of 2.1 times the aggregate amount PRF has paid us under the agreement, as amended. Previously, once PRF had received and retained payments under the agreement that are at least twice the aggregate amount PRF paid us under the Agreement, the royalty rate would drop to 1% of Zanaflex net revenues. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and agreed that we would be entitled to an additional $5.0 million is due if our net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone has been met and the receivable is reflected in our December 31, 2006 financial statements. This milestone payment was received in February 2007. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010. For more information regarding our agreement with PRF, see “—Liquidity and Capital Resources—Financing Arrangements.”

We completed an initial public offering on February 9, 2006 in which 6,075,614 shares of our common stock were sold, resulting in net proceeds of approximately $31.5 million after deducting the underwriting discount and offering expenses.

Upon the closing of the initial public offering, all of our convertible preferred stock and mandatorily redeemable convertible preferred stock was converted into 13,338,278 shares of common stock. This conversion resulted in the following: (a) recognition of the unamortized portion of a beneficial conversion charge of $48.5 million; (b) recognition of the unamortized portion of issuance costs relating to Series E, Series I, Series J and Series K preferred stock of $271,000; and (c) reversal of accrued preferred dividends on Series J and Series K preferred stock of $12.7 million.

We completed a private placement on October 6, 2006 in which 3,230,769 shares of our common stock were sold, resulting in net proceeds of approximately $29.8 million after deducting issuance costs.

Product Revenue and Returns

Ongoing Zanaflex Capsule and Tablet Sales

Product revenue consists of sales of Zanaflex Capsules and Zanaflex tablets. Under SFAS 48, Revenue Recognition When the Right of Return Exists, we are not permitted to recognize revenue until we can reasonably estimate the likely return rate for our products. Since we have only limited sales history with Zanaflex Capsules and due to generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we cannot reasonably determine a return rate. As a result, we account for sales of these products using a deferred revenue recognition model. At a future point in time, we expect to be able to reasonably estimate product returns and will then begin to recognize revenue based on shipments of product to our wholesale drug distributors.

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

Under our revenue interests assignment agreement with PRF, as amended in November 2006, PRF is entitled to a portion of our net revenues from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all Zanaflex net revenues (as defined in the agreement) generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. Under the agreement, PRF is entitled to a certain portion of such Zanaflex net revenues. For more information regarding our agreement with PRF, see “—Liquidity and Capital Resources—Financing Arrangements.”

We accept returns of products for six months prior to and 12 months after their expiration date. Returns of products sold by us are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.

Sale of Zanaflex Tablet Inventory Acquired From Elan

When we acquired Zanaflex from Elan, we also acquired Elan’s inventory of Zanaflex tablets. This inventory included partial lots with expiration dating of less than 12 months and full lots with expiration dating greater than 12 months. The majority of this product was sold by us during July 2004 through March 2005. We deferred recognition of any revenue from sales of the partial lot inventory until the return period for the product expired in June 2006 (12 months following product expiration). We could not use prescription data to recognize revenue associated with the partial lot inventory acquired from Elan because we could not determine whether the prescription was filled with product that Elan sold prior to our acquisition of Zanaflex or with product we sold. We received returns of the product sold by Elan through June 2006 at which point the right of return expired and we recognized the remaining $2.2 million deferred revenue balance as gross sales.

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

The following table summarizes our research and development expenses for the years ended December 31, 2006, 2005 and 2004. Included in this table are our external research and development costs, consisting largely of clinical trial and research services provided by outside laboratories and vendors recognized in connection with each product candidate currently in clinical development and all preclinical programs as a group. Many of our internal research and development costs, including personnel costs, related benefits and stock-based compensation, are not attributable to any individual project because we use these resources across several development projects. Compensation expense for option grants is classified between clinical development and preclinical research and development based on employee job function.

	Year Ended December 31,
	2006	2005	2004
Clinical development:
Contract expense—MS	$6,004	$4,011	$2,850
Contract expense—SCI	—	32	5,853
Other contract expense	751	3,960	4,945
Operating expense	1,553	1,300	2,652
Total clinical development	8,308	9,303	16,300
Preclinical research & development:
Research contracts	120	115	628
Contract expense	33	79	113
Operating expense	3,057	3,393	4,958
Total preclinical research & development	3,210	3,587	5,699
Regulatory affairs	537	—	—
Total	$12,055	$12,890	$21,999

Sales and Marketing Expenses

Sales and marketing expenses include the costs of salaries for our sales and marketing personnel and the cost of our advertising, promotion and education programs. Sales and marketing expenses include the cost of our contract pharmaceutical telesales services provided by Access.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, medical affairs, business development, legal, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development or sales and marketing expense and professional fees for legal, investor relations and accounting services

Stock-Based Compensation

Historically, we accounted for share-based compensation costs under the provisions of Statement of Financial Accounting Standards 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” using a fair-value-based method of accounting for stock-based employee compensation plans.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

In connection with the adoption of SFAS No. 123R, we changed from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Prior to the adoption of SFAS No. 123R, we recognized forfeitures associated with its share-based awards as they occurred rather than estimating forfeitures. Upon adoption of SFAS No. 123R, we recorded a cumulative effect of change in accounting principle of $454,225 during the three-month period ended March 31, 2006, calculated as the difference between compensation cost recognized to date using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures. We estimate that our future annual forfeiture rate will be 5%.

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

Beneficial Conversion Feature

In May 2003, we completed a private placement of 112,790,233 shares of Series J convertible preferred stock for an aggregate purchase price of approximately $55.3 million. As a result of this financing, our Series A through Series I preferred stockholders’ original conversion prices were reduced due to anti-dilution adjustments, which resulted in a beneficial conversion of $80.7 million in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion of $20.9 million was recorded as an immediate charge to additional paid-in capital, relating to our Series A, Series B, Series C, Series F and Series H convertible preferred stock, which were not mandatorily redeemable and could be converted to common stock at any time at the option of the holders. The remaining beneficial conversion of $59.9 million, relating to our Series E and Series I convertible preferred stock, which were mandatorily redeemable at any time on or after June 30, 2008, was being accreted ratably over the mandatory redemption period. Such accretion amounted to $29.1 million, $11.6 million and $11.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and was charged to additional paid-in capital. Upon completion of the Company’s initial public offering on February 9, 2006, the remaining beneficial conversion amount was fully accreted.

The issuance of Series J mandatorily redeemable convertible preferred stock resulted in a beneficial conversion amounting to $40.0 million in accordance with EITF No. 98-5. The beneficial conversion was calculated based on the estimated fair value of our common stock price per share at the date of issuance of Series J preferred stock of approximately $10.14 per share of common stock, which was calculated based on the estimated projected midpoint of the range of our initial public offering price per common share, which was planned in the fourth calendar quarter of 2003, and the stock price appreciation in comparable public companies from May 2003 to August 2003. The beneficial conversion feature was being accreted ratably over the mandatory redemption period, with a charge to additional paid-in capital of $19.4 million, $7.8 million and $7.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Upon completion of the Company’s initial public offering on February 9, 2006, the remaining beneficial conversion amount was fully accreted.

Other Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest expense related to our revenue interest liability, our GE Capital notes, amortization of debt discount and accrued interest on our convertible notes. Other income consists primarily of New York State tax refunds.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Gross Sales

We recognized gross sales from the sale of Zanaflex Capsules and Zanaflex tablets of $26.5 million for the year ended December 31, 2006, as compared to $5.9 million for the year ended December 31, 2005, an increase of approximately $20.6 million, or 349.2%. The increase was due to 12 months of Zanaflex Capsule sales in 2006 versus 7 months in 2005 in addition to an increase in Zanaflex Capsule prescriptions primarily attributable to our increased sales force. We recognize product sales using a deferred revenue recognition model meaning that shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported.

Gross sales in the year ended December 31, 2005 consisted of Zanaflex tablet revenue recognized based on gross prescription data that we began receiving in March 2005, which is when we began receiving prescription data for tablets containing a code that identified these prescriptions as having been filled with product we sold. We did not recognize revenue from Zanaflex Capsules prescription data until after our launch of the product in April 2005.

As part of the Zanaflex acquisition, the Company purchased certain tablet inventory from Elan that expired within one year. The majority of this product was sold by the Company during July 2004 through March 2005. The Company deferred revenue for this product due to the uncertainty of future returns. The Company received returns of the product sold by Elan through June 2006, at which point the right of return expired and the Company recognized the remaining $2.2 million deferred revenue as gross sales.

Discounts and Allowances

We recorded negative discounts and allowances of $396,000 for the year ended December 31, 2006 as compared to an expense $1.1 million for the year ended December 31, 2005, a decrease of approximately $1.5 million, or 135.5%. As part of the Zanaflex acquisition in 2004, we agreed to accept any returns of Zanaflex tablets that were returned subsequent to January 17, 2005, including returns of product that was originally sold by Elan. Product returns prior to that date were the responsibility of Elan. As a result of this agreement, in December 2004 we recorded a return liability of $4.1 million which was our best estimate of the Zanaflex tablet returns for which we could potentially become liable. Our obligation to continue to accept these returns ended in June 2006. As a result of the returns we accepted since 2004, the net balance remaining on this liability was approximately $1.8 million in June 2006. We reversed this liability in June 2006, which resulted in a reduction in discounts and allowances of $1.8 million and a corresponding reduction of the product return liability on our balance sheet.

Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the year ended December 31, 2006 consisted of a negative $1.8 million due to the Elan product return liability reversal described above, $664,000 in cash discounts and $742,000 in allowances for chargebacks and rebates. Discounts and allowances for the year ended December 31, 2005, consisted of $710,000 in cash discounts and allowances of $404,000 for chargebacks and rebates.

Grant Revenue

Grant revenue for the year ended December 31, 2006 was $407,000 compared to $336,000 for the year ended December 31, 2005, an increase of approximately $71,000, or 21.1%. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

We recorded cost of sales of $7.1 million for the year ended December 31, 2006 as compared to $5.1 million for the year ended December 31, 2005, an increase of approximately $2.0 million, or 39.2%. Cost of sales for the year ended December 31, 2006 consisted of $2.9 million in royalty fees, $2.6 million in inventory costs, $775,000 in amortization of intangible assets, $676,000 in charges for excess inventory and $215,000 in costs related to packaging, freight and stability testing. The charges for excess inventory were taken due to lower than anticipated primary care sales of Zanaflex Capsules. Cost of sales for the year ended December 31, 2005 consisted of $1.6 in royalty fees, $434,000 in amortization of intangible assets, $1.0 million in inventory costs, $1.8 million in charges for excess inventory and $333,000 in costs related to packaging, freight, and stability testing. The charges for excess inventory were taken due to lower than anticipated primary sales of Zanaflex Capsules and because the current Zanaflex Capsules inventory has 36 month dating.

Research and Development

Research and development expenses for the year ended December 31, 2006 were $12.1 million as compared to $12.9 million for the year ended December 31, 2005, a decrease of approximately $800,000, or 6.2%. The decrease in research and development expenses was primarily due to a decrease in expenses related to the termination of our former valrocemide collaboration agreement with Teva Phamaceutical Industries, Ltd. in June 2005. Our MS clinical development program expense increased from $4.0 million for the year ended December 31, 2005 to $6.0 million for the year ended December 31, 2006, an increase of $2.0 million or 50%, due to the continuation of increased activity in our Phase 3 clinical trial program.

Other contract expenses decreased to $751,000 in the year ended December 31, 2006, from $4.0 million in the year ended December 31, 2005, a decrease of $3.2 million or 81.2%. This decrease was primarily due to a decrease in expenses related to the termination of the valrocemide collaboration agreement in June 2005.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2006 were $19.1 million compared to $13.1 million for the year ended December 31, 2005, an increase of approximately $6.0 million, or 45.8%. This increase was primarily attributable to an increase of $3.0 million in salaries and benefits related to the expansion of our Zanaflex Capsules specialist sales force, an increase of $1.7 million in other selling related expenses resulting from the expansion of our Zanaflex Capsules specialist sales force and an increase of $1.3 million for marketing and distribution and sales administration expense related to the distribution of Zanaflex Capsules and Zanaflex tablets.

General and Administrative

General and administrative expenses for the year ended December 31, 2006 were $12.6 million compared to $8.4 million for the year ended December 31, 2005, an increase of approximately $4.2 million, or 50.0%. The increase was attributable to the addition of a medical affairs department with $1.7 million of related expenses, $1.4 million due to increased general and administrative staff and salary costs related to being a public company and $875,000 related to increases in insurance expenses.

Other Income (Expense)

Other income (expense) was a loss of $1.0 million for the year ended December 31, 2006 compared to a loss of $1.1 million for the year ended December 31, 2005, a decrease of approximately $100,000, or 9.1%. Interest expense increased by $1.0 million principally due to interest expense related to the Paul Royalty Fund revenue interest agreement, partially offset by a $1.1 million increase in interest income due to an increase in cash balances resulting from the completion of our initial public offering of common stock in February 2006 and a private placement of our common stock in October 2006 and a $75,000 increase in other income primarily due to a New York State tax refund.

Cumulative effect of change in accounting principle

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the Company changed its method of recognizing the number of outstanding instruments for which the requisite service is not expected to be rendered from an actual basis to an estimate. This change resulted in the recognition of a cumulative effect of change in accounting principle as of January 1, 2006 of $454,000 compared to none for the year ended December 31, 2005. The cumulative effect adjustment represents the difference between compensation cost recognized through the date of adoption using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures.

Beneficial Conversion Feature, Accretion of Issuance Costs, Preferred Dividends and Fair Value of Warrants Issued to Convertible Preferred Stockholders

Charges related to preferred stock increased to $36.0 million for the year ended December 31, 2006, from $18.6 million for the year ended December 31, 2005, an increase of approximately $17.4 million, or 93.6%, due to the recognition of the remaining unamortized portion of beneficial conversion charges of $48.5 million and issuance costs of $271,000 upon our completion of our initial public offering of our common stock in February 2006. These charges primarily comprised accretion of issuance costs on Series E, Series I and Series J mandatorily redeemable convertible preferred stock, accrual of preferred dividends of Series J and Series K mandatorily redeemable convertible preferred stock, accretion of beneficial conversion feature on Series A through Series I preferred stock for reset in conversion price, accretion of beneficial conversion feature on Series J preferred stock (see Note 3 to our consolidated financial statements). These charges were partially offset by the reversal of the cumulative preferred dividends of $12.7 million on Series J and Series K mandatorily redeemable convertible preferred stock during the year ended December 31, 2006, as they have been forfeited through completion of the initial public offering.

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

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2005, were $13.1 million compared to $4.7 million for the year ended December 31, 2004, an increase of approximately $8.4 million or 178.7%. This increase was primarily attributable to $4.0 million for marketing and distribution and sales administration expense related to the launch of Zanaflex Capsules and the distribution of Zanaflex tablets and $3.2 million in salaries and benefits related to our Zanaflex Capsules specialist sales force.

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

Beneficial Conversion Feature, Accretion of Issuance Costs, Preferred Dividends and Fair Value of Warrants Issued to Convertible Preferred Stockholders

Charges related to preferred stock remained relatively flat at $24.8 million for the year ended December 31, 2005, and $24.8 million for the year ended December 31, 2004. These charges primarily comprised accretion of issuance costs on Series E, Series I and Series J mandatorily redeemable convertible preferred stock, accrual of preferred dividend on Series J and Series K mandatorily redeemable convertible preferred stock, accretion of beneficial conversion feature on Series A through Series I preferred stock for reset in conversion price and accretion of beneficial conversion feature on Series J preferred stock (see Notes 3, 8 and 11 to our consolidated financial statements).

Liquidity and Capital Resources

We have incurred annual operating losses since inception and, as of December 31, 2006, we had an accumulated deficit of approximately $232.1 million. We have financed our operations primarily through private placements of our securities, and, to a lesser extent, from loans, government grants and, more recently, our financing arrangement with PRF, our initial public offering of common stock in February 2006 and our private placement of common stock in October 2006.

Our initial public offering in February 2006 resulted in the issuance of approximately 6.1 million shares of our common stock and the conversion of all of our outstanding convertible and mandatorily convertible preferred stock. In connection with the offering of common shares, we raised approximately $31.5 million, net of issuance costs.

We completed a private placement in October 2006 in which approximately 3.2 million shares of our common stock were sold, resulting in net proceeds to us of approximately $29.8 million, net of issuance costs.

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, EIS transferred these promissory notes to funds affiliated with Saints Capital. In December 2006, Saints Capital exercised the conversion option of their $2.5 million note and received 210,863 shares of common stock. The remaining $5.0 million convertible promissory note is convertible into 67,476 shares of common stock. In August and September 2002, we financed certain of our fixed assets through two financing agreements with General Electric Capital Corporation, or GE Capital, in the aggregate amount of approximately $1.2 million, which was repaid in full in September 2006. In January 2005, we entered into a $6.0 million senior secured term loan, which is collateralized by all of our personal property and fixtures, other than the property that secures our revenue interests assignment arrangement with PRF, of which $1.2 million was outstanding as of December 31, 2006.

On December 23, 2005, we entered into a revenue interests assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interests assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and an additional $5.0 million is due as our net revenues during the fiscal year 2006 exceeded $25.0 million. This receivable is reflected in our 2006 financial statements. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010.

Under the agreement and the amendment, PRF is entitled to the following portion of Zanaflex net revenues:

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $23.1 million in accordance with EITF 88-18, Sales of Future Revenues. We will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 4.5%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

In consideration for our assignment of the right to receive a portion of Zanaflex net revenues (as defined in the agreement), PRF paid us $15.0 million at signing of the original agreement. We used approximately $3.0 million of the signing payment to repay a portion of the amount we owe to GE Capital, approximately $200,000 of the signing payment for fees and expenses associated with such repayment and $691,000 of the signing payment to reimburse PRF for expenses it estimated it incurred in the transaction. Under our agreement with PRF, we were required to use the remainder of the amount we received at signing and any other amounts we receive under the agreement or amendment to support commercialization, sales, marketing, clinical and regulatory activities and other financial obligations related specifically and solely to our Zanaflex operations. We may not use any proceeds from our agreement or amendment with PRF to support any of our other products unless such use is ancillary to the support of commercialization of Zanaflex.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of approximately $350,000 as of December 31, 2006 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

During any period during which PRF has the right to receive 15% of Zanaflex net revenues (as defined in the agreement), then 8% of the first $30.0 million in payments from Zanaflex sales we receive from wholesalers will be distributed to PRF on a daily basis. Following the end of each fiscal quarter, if the aggregate amount actually received by PRF during such quarter exceeds the amount of net revenues PRF was entitled to receive, PRF will remit such excess to us. If the amount of net revenues PRF was entitled to receive during such quarter exceeds the aggregate amount actually received by PRF during such quarter, we will remit such excess to PRF.

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

Investment Activities

At December 31, 2006, cash and cash equivalents and short-term investments were approximately $53.8 million, as compared to $13.8 million at December 31, 2005. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and high-quality government and investment grade corporate bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of December 31, 2006, our cash and cash equivalents were $18.1 million, as compared to $11.8 million as of December 31, 2005. Our short-term investments consist of corporate debt securities with remaining maturities greater than three months and less than one year. The balance of these investments was $35.7 million as of December 31, 2006, as compared to $2.0 million as of December 31, 2005.

Net Cash Used in Operations

Net cash used in operations was $23.5 million and $20.1 million for the years ended December 31, 2006 and 2005, respectively. Cash used by operations for the year ended December 31, 2006 was primarily attributable to a net loss of $24.0 million, a decrease in accounts payable, accrued expenses, and other liabilities of $4.5 million, an increase in accounts receivable of

$3.7 million, a decrease in tablet deferred product revenue of $2.4 million and a decrease in returns liability of $1.8 million. Cash used in operations for the year ended December 31, 2006, was partially offset by non-cash stock compensation expense of $3.8 million, an increase in capsule deferred product revenue of $6.1 million, depreciation and amortization expense of $1.8 million and a decrease in prepaid expenses and other current assets of $1.3 million. Cash used in operations for the year ended December 31, 2005 was primarily attributable to a net loss of $35.5 million, an increase in inventory of $2.9 million, a decrease in returns liability of $2.3 million and an increase in prepaid expenses and other current assets of $2.9 million. Cash used in operations for the year ended December 31, 2005, was partially offset by an increase in tablet deferred product revenue of $5.2 million, an increase in capsule deferred product revenue of $4.8 million, non-cash stock compensation expense of $4.4 million, an increase in accounts payable, accrued expenses and other current liabilities of $7.4 million and a decrease in accounts receivable of $1.3 million.

Net Cash Used in/Provided by Investing

Net cash used in investing activities for the year ended December 31, 2006 was $33.8 million, primarily due to $33.3 million in net purchases of short-term investments. In addition, we purchased property and equipment of $527,000 in the year ended December 31, 2006.

Net Cash Used in/Provided by Financing

Net cash provided by financing activities for the year ended December 31, 2006 was $63.6 million, primarily due to $31.5 million of initial public offering net proceeds, $29.8 million in private placement net proceeds, $5.0 million in net proceeds received from the PRF transaction and $670,000 in proceeds from option exercises, which was offset by $2.2 million in repayments to PRF and $1.0 million in repayments of notes payable.

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

We believe our existing cash and cash equivalents and short-term investment will be sufficient to fund our operating expenses, debt repayments and capital equipment requirements through the first quarter of 2008. We may seek additional financing in the near future to ensure the completion of Fampridine-SR’s clinical development. To the extent our capital resources are insufficient to meet future operating requirements, we will need to raise additional capital, reduce cash expenditures or incur indebtedness to fund our operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

In January 1997, EIS loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes. One promissory note in the principal amount of $5.0 million bears interest at a rate of 3% which began on the first anniversary of the note. The other promissory note in the amount of $2.5 million was non-interest bearing. On December 23, 2005, EIS transferred these promissory notes to funds affiliated with Saints Capital. In December 2006, Saints Capital exercised the conversion option of the $2.5 million convertible promissory note at an exercise price of $11.856 per share and received 210,863 shares of common stock. The remaining $5.0 million convertible promissory note is convertible into 67,476 shares of common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period, beginning one year after we receive regulatory approval for certain products to be developed, subject to limitations related to gross margin on product sales. If we and Sants Capital determine that regulatory approval will not likely occur, the $5.0 million promissory note will automatically convert into the underlying common stock unless Saints Capital elects to have the amount due on the note cancelled. If our license and supply agreements with Elan are terminated for any other reason, the principal and interest is repayable ratably over 15 years. The $5.0 million promissory note restricts our ability to incur indebtedness that is senior to the note, subject to certain exceptions, including for our revenue interests assignment arrangement with PRF.

Under our Zanaflex purchase agreement with Elan, we are obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of December 31, 2006, we have made or accrued $9.5 million of these milestone payments in the consolidated financial statements. Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are required to order 100% of the forecast required quantities for each five-month period immediately following each monthly forecast report. At December 31, 2006, the forecast requirement for the five-month period following December 31, 2006 amounted to approximately $2.6 million.

Under our Fampridine-SR license agreement with Elan, we are obligated to make milestone payments to Elan of up to $15.0 million over the life of the contract and royalty payments as a percentage of product sales. In addition, under our various other research, license and collaboration agreements with other parties we are obligated to make milestone payments of up to an aggregate of approximately $16.8 million over the life of the contracts.

In December 2005, we entered into a revenue interests assignment agreement with PRF pursuant to which we assigned PRF the right to receive a portion of our net revenues (as defined in the agreement which definition is different from our net revenues as determined in accordance with GAAP) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all such Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement is terminated earlier. In consideration for the assignment, PRF paid us $15.0 million at signing. We used approximately $3.0 million of that payment to repay a portion of the amount we owe to GE Capital, $200,000 of that payment for expenses associated with such repayment and $691,000 of that payment to reimburse PRF for expenses it incurred in the transaction. Under our agreement with PRF, we are required to use the remainder of the amount we received at signing and any other amounts we receive under the agreement to support commercialization, sales, marketing, clinical and regulatory activities and other financial obligations related specifically and solely to our Zanaflex operations. If our Zanaflex net revenues in 2005 had equaled or exceeded $11.0 million and our Zanaflex net revenues in the first six months of 2006 had equaled or exceeded $16.0 million, at our election, PRF would also have been required to loan us an additional $5.0 million. We did not meet this milestone.

In November 2006, we entered into an amendment to the revenue interests assignment agreement with PRF. Under the amendment, PRF is entitled to a royalty consisting of certain specified percentages of Zanaflex net revenues, based upon the level of net revenues. Previously, once PRF had received and retained payments under the agreement that are at least twice the aggregate amount PRF paid us under the Agreement, the royalty rate would drop to 1% of Zanaflex net revenues. The amendment provides that the royalty rate will drop to 1% upon PRF’s receipt of 2.1 times the aggregate amount PRF has paid us under the agreement, as amended. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and agreed that we would be entitled to an additional $5.0 million is due if our net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone has been met and the receivable is reflected in our December 31, 2006 financial statements. This milestone payment was received in February 2007. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010.

The following table summarizes our minimum contractual obligations as of December 31, 2006. This table does not reflect contingent milestone or royalty payments that may result in future periods from our collaborations, alliances and/or license agreements. This table should be read in conjunction with the accompanying notes to our consolidated financial statements:

Twelve Month Period Ending December 31,	Notes Payable(1)	Operating Leases	Inventory Purchase Commitment
	(in thousands)
2007	$1,140	$732	$2,599
2008	190	857	—
2009	—	860	—
Total	$1,340	$2,449	$2,599

(1)            Notes payable represents the principal and interest payable on the GE Capital notes payable and does not include the $5.0 million aggregate principal amount of convertible notes payable to Saints Capital or milestone payments under our license agreements as these amounts are payable on contingent events.

Under the terms of the employment agreement with our chief executive officer, Ron Cohen, we are obligated to pay severance under certain circumstances. If the employment agreement is terminated by us or by our chief executive officer for reasons other than for cause, we must pay an amount equal to (i) the base salary the chief executive officer would have received during the 15-month period immediately following the date of termination, plus (ii) the last annual bonus received by the chief executive officer multiplied by a fraction, the numerator of which is the number of days in the calendar year elapsed as of the termination date and the denominator of which is 365.

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

Under our deferred revenue model, we do not recognize revenue upon shipment of product to our wholesale drug distributors. Instead, we record deferred revenue at gross invoice sales price, and classify the cost basis of the inventory shipped as inventory held by others. We recognize revenue when prescriptions are filled to an end-user because once a prescription is filled the product cannot be returned. We use monthly prescription data that we purchase to determine the amount of revenue to be recognized. We estimate prescription sales until the data becomes available, at which time adjustments are made to revenue and cost of sales to account for any differences between our estimates and the actual data. To date such differences have been immaterial. The estimated prescription sales are based on the average of the prior two months prescriptions for both Zanaflex tablets and Zanaflex Capsules. When we receive the prescription data, we use the number of units of product prescribed to record gross sales. We then reduce deferred revenue and record cost of goods sold. We began receiving end-user prescription data in March 2005 which enabled us to begin recognizing revenue from Zanaflex tablet sales. We began marketing Zanaflex Capsules in April 2005 and began receiving prescription data and recognizing revenue in the same month.

In addition to the prescription data we purchase, we also receive data that we use to monitor trends in sales from wholesalers to their customers. We receive this data from an outside vendor on a monthly basis. This data includes the number of bottles shipped from certain wholesalers to their customers. We also compare our shipments to wholesalers to prescription reports to further assess inventory in the distribution channel on a monthly basis. We use the wholesaler sales trend data and the wholesaler vs. prescription comparison to better understand market conditions, but not as a basis for recognizing revenue.

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

We have not recorded any tax provision or benefit for the years ended December 31, 2006 and 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at December 31, 2006.

As of December 31, 2006, we had available net operating loss carry-forwards of approximately $144.7 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026 and research and development tax credit carry-forwards of approximately $1.3 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

Stock-Based Compensation

Historically, we accounted for share-based compensation costs under the provisions of Statement of Financial Accounting Standards 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” using a fair-value-based method of accounting for stock-based employee compensation plans.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method, under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

In connection with the adoption of SFAS No. 123R, we changed from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Prior to the adoption of SFAS No. 123R, we recognized forfeitures associated with its share-based awards as they occurred rather than estimating forfeitures. Upon adoption of SFAS No. 123R, we recorded a cumulative effect of change in accounting principle of $454,225 during the three-month period ended March 31, 2006, calculated as the difference between compensation cost recognized to date using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures. We estimate that our future annual forfeiture rate will be 5%.

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

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash and cash equivalents, short-term investments, grant receivable, notes payable, convertible notes payable, accounts payable, warrant liability, and put/call liability. The estimated fair values of all of our financial instruments, excluding convertible notes payable to Saints Capital, approximate their carrying amounts at December 31, 2006. The terms of these notes are disclosed at Note 10 to the consolidated financial statements.

We have cash equivalents and short-term investments at December 31, 2006, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and corporate debt securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at December 31, 2006.

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

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.             Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

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

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B.             Other Information.

None.

PART III

Item 10.               Directors and Executive Officers of the Registrant.

Set forth below is certain information regarding our directors and executive officers.

Name	Age	Position(s)
Ron Cohen, M.D.	51	President, Chief Executive Officer and Director
Andrew R. Blight, Ph.D.	56	Chief Scientific Officer
Mary Fisher	45	Chief Operating Officer
David Lawrence, M.B.A.	49	Chief Financial Officer
Jane Wasman, J.D.	50	Executive Vice President, General Counsel and Secretary
Barry Greene(4)	43	Director
Sandra Panem, Ph.D.(1)(3)	60	Director
Barclay A. Phillips(2)(3)	44	Director
Lorin J. Randall(2)(3)	63	Director
Steven M. Rauscher(1)(3)	53	Director
Ian Smith(2)	41	Director
Wise Young, Ph.D., M.D.(1)	57	Director

(1)            Member of the Compensation Committee

(2)            Member of the Audit Committee

(3)            Member of the Nominations Committee

(4)            Member of the Compliance Committee

Information Concerning Directors

Our board of directors currently consists of eight members. Our common stock is quoted on The Nasdaq Global Market and we are subject to the National Association of Securities Dealers’ listing standards. Our board of directors has determined that the majority of our directors are independent, or an Independent Director, under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Directors Whose Terms Expire in 2007—Class II Directors

Sandra Panem, Ph.D.,   has been a member of our Board of Directors since 1998. She is currently a partner at Cross Atlantic Partners, which she joined in 2000. From 1994 to 1999, Dr. Panem was President of Vector Fund Management, the then asset management affiliate of Vector Securities International. Prior thereto, Dr. Panem served as Vice President and Portfolio Manager for the Oppenheimer Global BioTech Fund, a mutual fund that invested in public and private biotechnology companies. Previously, she was Vice President at Salomon Brothers Venture Capital, a fund focused on early and later-stage life sciences and technology investments. Dr. Panem was also a Science and

Public Policy Fellow in economic studies at the Brookings Institution, and an Assistant Professor of Pathology at the University of Chicago. She received a B.S. in biochemistry and Ph.D. in microbiology from the University of Chicago. Dr. Panem currently serves on the boards of directors of Gene-IT, Inc. and Labcyte, Inc.

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

Directors Whose Terms Expire in 2008—Class III Directors

Ron Cohen, M.D.,   has served as our President and Chief Executive Officer since he founded Acorda in 1995. Dr. Cohen previously was a principal in the startup of Advanced Tissue Sciences, Inc., a biotechnology company engaged in the growth of human organ tissues for transplantation uses. Dr. Cohen received his B.A. degree with honors in Psychology from Princeton University, and his M.D. from the Columbia College of Physicians & Surgeons. He completed a residency in Internal Medicine at the University of Virginia Medical Center, and is Board Certified in Internal Medicine. Dr. Cohen serves on the Emerging Company Section of the Board of the Biotechnology Industry Organization (BIO). He is Chairman Emeritus and a Director of the Board of the New York Biotechnology Association and also serves as on the Scientific Advisory Board of the Daniel Heumann Fund and as a member of the Columbia-Presbyterian Health Sciences Advisory Council.

Lorin J. Randall   has been a member of our Board of Directors since January 2006. Mr. Randall is an independent financial consultant and previously was Senior Vice President and Chief Financial Officer of Eximias Pharmaceutical Corporation, a development-stage drug development company from 2004 to 2006. From 2002 to 2004, Mr. Randall served as Senior Vice President and Chief Financial Officer of i-STAT Corporation, a publicly-traded manufacturer of medical diagnostic devices which was acquired by Abbott Laboratories in 2004. From 1995 to 2001, Mr. Randall was Vice President and Chief Financial Officer of CFM Technologies, Inc. a publicly-traded manufacturer of semiconductor manufacturing equipment. Mr. Randall previously served on the board of Quad Systems Corporation, a publicly-traded manufacturer of electronics manufacturing equipment where he served as Chairman of the Audit Committee. Mr. Randall currently serves on the boards of directors of Point 5 Technologies, Inc. and Rapid Micro Biosystems, Inc. Mr. Randall received a B.S. in accounting from The Pennsylvania State University and an M.B.A. from Northeastern University.

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

Barclay A. Phillips   has been a member of our Board of Directors since September 2004. Mr. Phillips has been a Managing Director of Vector Fund Management, a venture capital firm focused on investments in the life sciences and healthcare industry, since 1999. From 1991 to 1999, Mr. Phillips served in various roles including Director of Private Placements and Biotechnology Analyst for INVESCO Funds Group, Inc. From 1985 to 1990, Mr. Phillips held positions in sales and trading with Paine Webber, Inc. and Shearson Lehman Hutton, Inc. Over the last twelve years, Mr. Phillips has served on the boards of a number of private companies and served as a Director of CancerVax Corp. Mr. Phillips received a B.A. in economics from the University of Colorado.

Directors Whose Terms Expire in 2009—Class I Directors

Barry Greene   has been a member of our board of directors since January 2007. Mr. Greene currently serves as Chief Operating Officer of Alnylam Pharmaceuticals, Inc. Mr. Greene joined Alnylam in October 2003, bringing over 15 years of experience in healthcare industries and consulting. Prior to Alnylam, he was General Manager of Oncology at Millennium Pharmaceuticals, Inc., where he led the company’s global strategy and execution for its oncology business including strategic business direction and execution, culminating in the successful approval and launch of VELCADET (bortezomib) in mid 2003. Prior to joining Millennium in February 2001, Mr. Greene served as Executive Vice President and Chief Business Officer for Mediconsult.com. Prior to Mediconsult.com, Mr. Greene’s past experiences include Vice president of Marketing and Customer Services for AstraZeneca formerly AstraMerck; Vice President Strategic Integration with responsibility for the AstraZeneca North American post merger integration; and Partner, Andersen Consulting responsible for the pharmaceutical/biotechnology marketing and sales practice. Mr. Greene received his B.S. in Industrial Engineering from University of Pittsburgh and serves as a Senior Scholar at Duke University, Fuqua School of Business.

Ian Smith   has been a member of our board of directors since February 2007. Mr. Smith currently serves as Executive Vice President and Chief Financial Officer of Vertex Pharmaceuticals, Inc., a position he has held since February 2006. From November 2003 to February 2006, he was Senior Vice President and Chief Financial Officer, and from October 2001 to November 2003, he served as Vice President and Chief Financial Officer at Vertex. Prior to joining Vertex, Mr. Smith served as a partner in the Life Science and Technology Practice Group of Ernst & Young LLP from 1999 to 2001. Mr. Smith initially joined Ernst & Young’s U.K. firm in 1987, and then joined its Boston office in 1995. Mr. Smith currently is a member of the Board of Directors of Predix Pharmaceuticals, Inc. and TolerRx Inc. Mr. Smith holds a B.A. in accounting and finance from Manchester Metropolitan University, U.K., is a member of the American Institute of Certified Public Accountants and is a Chartered Accountant of England and Wales.

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

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, a nominations committee and a compliance committee as standing committees, each of which is comprised solely of Independent Directors. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.

Audit Committee and Audit Committee Financial Experts

Our audit committee currently consists of three members: Mr. Randall (chairperson), Mr. Phillips and Mr. Smith. Our board of directors has determined that Mr. Randall and Mr. Smith each qualify as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K of the Securities Act. Our board of directors has determined that the composition of our audit committee meets, and the functioning of our audit committee will comply with, the applicable requirements of the Sarbanes-Oxley Act of 2002, the Nasdaq Global Market and SEC rules and regulations.

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

Compensation Committee

Our compensation committee consists of three members: Dr. Panem (chairperson), Mr. Rauscher and Dr. Young. We believe that the composition of our compensation committee meets, and the functioning of our compensation committee complies with, the applicable requirements of the Nasdaq Global Market and SEC rules and regulations. Our compensation committee is responsible for:

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

Nominations Committee

Our nominations committee consists of four members: Mr. Randall (Chairperson), Dr. Panem, Mr. Phillips and Mr. Rauscher. The nominations committee is responsible for identifying potential candidates to serve on our board and overseeing an annual evaluation of the board. Our board of directors has adopted a written charter for the nominations committee which is available on our website, http://www.acorda.com under “Corporate Governance—Committee Charters.”

Compliance Committee

Our compliance committee currently consists of one member, Mr. Greene (Chairperson). The compliance committee is responsible for overseeing our compliance with non-financial legal and regulatory requirements, including those related to product safety and quality and the development, manufacturing, distribution and sale of our products.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

To our knowledge, based solely on our review of the copies of Forms 3, 4 and 5, and amendments thereto, received by us during or with respect to the year ended December 31, 2006, all filings applicable to our officers, directors, holders of more than 10% of our common stock and other persons subject to Section 16 of the Securities Exchange Act of 1934, were timely, except that one Form 4 reporting a stock option exercise by Dr. Blight was inadvertently filed late.

Code of Ethics

The Company has adopted a “code of ethics” as defined by applicable rules of the SEC and the Nasdaq Global Market, which is applicable to all employees. This code is publicly available on our website, http://www.acorda.com under “Corporate Governance—Governance Documents. If the Company makes any amendments to the code of ethics for its senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

Item 11.               Director and Executive Compensation.

Compensation Discussion and Analysis

The compensation committee has the responsibility to review, approve and recommend for the approval of the full board of directors the annual compensation and compensation procedures for our five executive officers: the president and chief executive officer, the chief operating officer, the chief financial officer, the chief scientific officer and the executive vice president and general counsel.

Compensation Philosophy and Objectives

The primary objective of our compensation program, including executive compensation, is to align compensation opportunities with individual performance and achievement of our overall corporate and financial results. It is designed to tie annual and long-term cash and stock incentives to the achievement of established goals and to align executives’ incentives with the creation of value for our stockholders. To achieve these objectives, the compensation committee intends to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to key strategic goals. The compensation committee evaluates individual executive performance with the goal of setting compensation at levels that the committee believes are comparable with executives at other companies in the biotechnology industry of similar size and stage of development, while taking into account our relative performance and strategic goals.

A further objective of our compensation program is to attract and retain highly talented, qualified executives who are dedicated to our mission and culture. We also endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders.

Setting Executive Compensation

With the objectives described above in mind, the compensation committee has retained Arnosti Consulting Inc. to conduct an annual review of the total compensation program for the executive team, as well as for other key executives. Arnosti Consulting also provides the compensation committee with relevant market data and alternatives to consider when making compensation decisions for the executive team and to confirm that our compensation program is in a competitive market position. The compensation committee reviews several salary surveys when making compensation decisions, including surveys produced by Radford Surveys + Consulting and Equilar, Inc. The committee also reviews a competitive analysis of relevant peers prepared by Arnosti Consulting, Inc. that compares each element of total compensation against a group of over 60 publicly-traded and privately-held biotechnology companies. The companies used in this analysis are companies against which the compensation committee believes Acorda Therapeutics competes both for talent and for stockholder investment. Comparable companies are also chosen based on revenues and size of employee population.

Elements of Compensation

Executive Compensation consists of the following elements:

Base Salary:   Base salaries for our executives are established taking into account the scope of the executive’s responsibilities, the individual’s qualifications and experience and the compensation paid by other biotechnology companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities and experience at comparable companies.

Base salaries are reviewed annually as part of our performance review process and are adjusted to realign salaries with market levels, with appropriate consideration paid to individual responsibilities, performance and experience. For 2007 salaries, this review occurred in the fourth quarter of 2006, with new salaries taking effect on January 1, 2007.

During this review of base salaries for executives, the compensation committee primarily considers:

•       market data gathered both internally and by the compensation committee’s outside consultant;

•       internal review of each executive’s compensation, both individually and relative to other officers; and

•       individual performance of the executive.

Cash Bonus Program:   In addition to base salaries, we believe that performance-based cash bonuses play an important role in providing incentives to our executives to achieve defined annual goals. In the first quarter of the year, the board of directors works collaboratively with management in developing a detailed set of overall corporate performance goals tied to that year’s operating plan. These goals, as well as individual executive goals, are weighed in developing a program that can be utilized to measure performance at year-end.

At the end of each year, the board of directors, upon recommendation of the compensation committee, determines the level of achievement for each corporate goal and awards an overall grade for the achievement of corporate goals. Final determination of bonus levels are then based on the achievement of these corporate goals and an assessment of the Company’s overall success and an assessment of each individual’s performance. Actual bonus target amounts are near the median for target bonus amounts for comparable companies, based both on our internal research and the information provided by the compensation committee’s outside consultant. Based on the overall grade granted by the board of directors and the individual performance levels of each executive, bonuses may be above or below target bonus levels, at the discretion of the board of directors. Actual bonuses are paid to the executives in the first quarter of the following year.

In December 2006, the compensation committee and the board of directors determined that corporate performance in 2006 merited an “A” overall grade (on a scale of “A” to “C,” where “A” meant that we achieved our corporate goals for the year). Based on target levels approved by the board of directors earlier in the year, this grade resulted in cash bonuses for executive officers in an amount ranging from 42.3% to 60.8% of their base salaries. The individual cash bonuses were 60.8% of the 2006 salary paid to the president and chief executive officer, 50.8% of the 2006 salary paid to the chief scientific officer, 46.6% of the 2006 salary paid to the chief financial officer, 44.9% of the 2006 salary paid to the chief operating officer and 42.3% of the 2006 salary paid to the executive vice president and general counsel.

The compensation committee’s outside consultant, Arnosti Consulting, Inc. will be conducting a competitive analysis to provide information for setting the bonus targets that will be established for 2007 year-end awards.

Equity Awards:   We believe that providing a significant portion of our executives’ total compensation package in stock options and other equity awards aligns the incentives of our executives with the interests of our stockholders and with our long-term success. The compensation committee and the board of directors develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based on benchmarking information provided both by the company and by the compensation committee’s outside compensation consultant and also includes a recommendation by the president and chief executive officer for all vice presidents and above, including the executive officers.

We grant equity awards under our 2006 Employee Incentive Plan, as amended, which serves as the successor to the Company’s 1999 Employee Stock Option Plan, as amended. This plan was adopted by our Board to permit the grant of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards to our directors, officers, employees, independent contractors, agents and consultants.

For the year ended December 31, 2006, on the recommendation of the compensation committee, and following discussion by the full board of directors, the board of directors issued to Ron Cohen, our president and chief executive officer, options to purchase 106,094 shares of our common stock with an exercise price at the closing price of our common stock on the Nasdaq Global Exchange on December 21, 2006, the grant date. In addition, on the recommendation of the compensation committee, and following discussion by the full board of directors, the board of directors issued to the chief scientific officer, chief operating officer, chief financial officer and the executive vice president and general counsel, options to purchase 77,340, 67,010, 63,183 and 63,183 shares of our stock, respectively. All options were granted with an exercise price of the closing price of our common stock on the Nasdaq Global Exchange on February 14, 2007, the grant date. See “Compensation Discussion and Analysis—Summary Compensation Table” for more information.

The Compensation Committee has not yet considered whether to recommend a grant of additional equity awards to our executives in 2007.

Employment Agreements and Change of Control Agreements

We have entered into employment agreements with our executive officers, the terms of which are summarized below.

We are a party to an employment agreement with Dr. Cohen that governs the terms and conditions of his employment as our President and Chief Executive Officer. The employment agreement originally provided for a base annual salary of $280,000, subject to annual increases and bonuses at the discretion of the board of directors. Dr. Cohen’s current base salary, as approved by the board of directors, is $440,000. Dr. Cohen is eligible to receive annual performance-based stock options to purchase common stock in an amount recommended by the compensation committee and approved by the board of directors based on Dr. Cohen’s individual performance and the achievement of our goals and objectives.

Dr. Cohen’s employment agreement would have expired in January 2004, but is subject to automatic successive one-year renewal periods unless either Dr. Cohen or we give the other written notice at least 60 days prior to the expiration date that Dr. Cohen or we do not intend to renew the contract. Dr. Cohen’s employment agreement has been renewed effective January 2007 for a one-year period.

We are party to an employment agreement with Dr. Blight that governs the terms and conditions of his employment as our Chief Scientific Officer. The employment agreement originally provided for a base annual salary of $215,000, subject to annual review by Dr. Cohen and by the compensation committee of the Board of Directors. His current base salary, as approved by the board of directors, is $275,100.

We are party to an employment agreement with Ms. Fisher that governs the terms and conditions of her employment as our Chief Operating Officer. The employment agreement originally provided for a base annual salary of $225,000, subject to annual review by Dr. Cohen and by the compensation committee of the Board of Directors. Her current base salary, as approved by the board of directors, is $290,200.

We are party to an employment agreement with Mr. Lawrence that governs the terms and conditions of his employment as our Chief Financial Officer. The employment agreement originally provided for a base annual salary of $180,000, subject to annual review by Dr. Cohen and by the compensation committee of the Board of Directors. His current base salary, as approved by the board of directors, is $235,600.

We are party to an employment agreement with Ms. Wasman that governs the terms and conditions of her employment as our Executive Vice President, General Counsel and Corporate Secretary. The employment agreement originally provided for a base annual salary of $225,000, subject to annual review by Dr. Cohen and by the compensation committee of the Board of Directors. Her current base salary, as approved by the board of directors, is $270,000.

Pursuant to their employment agreements, Dr. Blight, Ms. Fisher, Mr. Lawrence and Ms. Wasman are eligible to receive an annual bonus and to receive annual performance-based stock options to purchase common stock, stock appreciation rights awards and/or restricted stock awards of common stock in an amount to be recommended by the compensation committee and approved by the board of directors based on their respective performances and upon the achievement of our goals and objectives. Each of their employment agreements expires on December 19, 2007 but shall be automatically renewed for successive one year terms unless either we or they provide written notice of non-renewal at least 60 days prior to the expiration of the then-current term.

Executive Officer Severance Plans

In the event we terminate the agreement with Dr. Cohen without cause, or if Dr. Cohen voluntarily terminates the agreement with good reason, we are obligated to make severance payments equal to 15 months’ base annual salary and COBRA premium payments for the severance period plus a bonus equal to his prior year’s bonus pro rated for the number of days worked prior to termination. This amount would be paid in a lump sum within 30 days after such termination. In such event, all of Dr. Cohen’s options will become immediately exercisable and will remain exercisable for 48 months following termination.

If Dr. Cohen’s employment terminates for death or disability, we are obligated to pay his base salary for three months and COBRA premiums for the COBRA coverage period and 65% of his outstanding options will become immediately vested and remain exercisable for 48 months following such termination.

If Dr. Cohen voluntarily terminates his employment without good reason following a change in control, we are obligated to make severance payments equal to 12 months’ base annual salary and COBRA premium payments for the severance period and he is entitled to receive the same severance and bonus package described above, however, only 65% of his outstanding options will become immediately vested and remain exercisable for 48 months following termination. Following his termination of employment, Dr. Cohen will remain subject to confidentiality, non-competition and non-solicitation covenants for one year in the case of non-competition and non-solicitation and five years in the case of confidentiality.

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

If Dr. Blight, Ms. Fisher, Mr. Lawrence or Ms. Wasman voluntarily terminates his or her employment with good reason or if we terminate his or her employment without cause within 18 months after a change in control, we are obligated to make severance payments equal to one year’s base annual salary, in the case of Dr. Blight and Ms. Fisher, and nine months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, in each case paid in a lump sum within 30 days after termination, as well as COBRA premium payments for the severance period plus a bonus equal to a prior year’s bonus pro rated for the number of days worked prior to termination. We are also obligated to pay salary earned but not paid, vacation and sick leave days that have accrued, and reimbursable business expenses incurred through the date of termination. In such event, not less than 50% of the unvested options, stock appreciation rights and restricted or other stock awards shall become immediately and full vested and shall remain exercisable for 18 months following such date. All options that have vested as of the termination date shall remain exercisable for 90 days following such date. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination.

Other Compensation:   All of our executives are eligible to participate in our health and welfare benefit plans. These plans are available to all employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to our executives that are not available to all of our employees. We have no current plans to make changes to levels of benefits and perquisites provided to executives.

Tax and Accounting Considerations

We have structured our compensation program to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

The following table sets forth information regarding compensation earned in 2006 by our president & chief executive officer, chief operating officer, chief financial officer, chief scientific officer and executive vice president & general counsel, who are the five most highly compensated executives. (These individuals are collectively referred to as our “named executive officers”).

2006 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and NQDC Earnings ($)	All other Compensation ($)	Total ($)
Ron Cohen, M.D.	2006	$370,000	$225,000	(2)	$634,254	$181,968	(3)	$—	$—	$—	$1,411,222
President and Chief Executive Officer
Andrew R. Blight, Ph.D.	2006	236,000	120,000	(2)	237,213	35,829	(4)	—	—	—	629,042
Chief Scientific Officer
Mary Fisher	2006	265,000	119,000	(2)	382,988	317,254	(5)	—	—	—	1,084,242
Chief Operating Officer
Jane Wasman, J.D.	2006	248,000	105,000	(2)	189,057	118,449	(6)	—	—	—	660,506
Executive VP & General Counsel
David Lawrence M.B.A	2006	204,000	95,000	(2)	156,456	173,268	(6)	—	—	—	628,724
Chief Financial Officer

(1)             The method and assumptions used to calculate the value of the awards and options granted to our named executive officers are discussed in note 2 to our financial statements.

(2)             2006 bonus paid in 2007

(3)             Includes 2006 performance award granted in December 2006

(4)             Excludes 2006 performance award granted in February 2007 (77,340 shares with a grant date fair value of $14.98)

(5)             Excludes 2006 performance award granted in February 2007 (67,010 shares with a grant date fair value of $14.98)

(6)             Excludes 2006 performance award granted in February 2007 (63,183 shares with a grant date fair value of $14.98)

The following table sets forth information regarding plan-based awards to our named executive officers in 2006.

2006 Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards

Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshol (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Closing Market Price of Option Awards ($/Sh)	Grant Date Fair Value ($)

Ron Cohen, M.D.	9/25/2006		$—	$—	$—	—	—	—	—	500	$8.50	$8.50	$2,730
President and Chief Executive Officer	12/21/2006	(1)	—	—	—	—	—	—	—	106,094	$15.49	$15.49	$1,023,807
Andrew R. Blight, Ph.D.	9/25/2006		—	—	—	—	—	—	—	500	$8.50	$8.50	$2,730
Chief Scientific Officer	2/14/2007	(2)	—	—	—	—	—	—	—	77,340	$22.13	$22.13	$1,158,553
Mary Fisher	9/25/2006		—	—	—	—	—	—	—	500	$8.50	$8.50	$2,730
Chief Operating Officer	2/14/2007	(2)	—	—	—	—	—	—	—	67,010	$22.13	$22.13	$1,003,810
Jane Wasman, J.D.	9/25/2006		—	—	—	—	—	—	—	500	$8.50	$8.50	$2,730
Executive VP & General Counsel	2/14/2007	(2)	—	—	—	—	—	—	—	63,183	$22.13	$22.13	$946,481
David Lawrence M.B.A	9/25/2006		—	—	—	—	—	—	—	500	$8.50	$8.50	$2,730
Chief Financial Officer	2/14/2007	(2)	—	—	—	—	—	—	—	63,183	$22.13	$22.13	$946,481

(1)                2006 performance award granted in December 2006

(2)                2006 performance award granted in February 2007

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2006.

Outstanding Equity Awards at December 31, 2006

		Option Awards						Stock Awards
Name and Principal Position		Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexerciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ron Cohen, M.D.		38,728	—	—	$2.60	1/1/2011	(2)	260,384	$4,124,483	—	—
President and Chief		6,410	—	—	$2.60	12/31/2011		—	—	—	—
Executive Officer		569,307	—	—	$2.60	9/5/2013		—	—	—	—
		38,461	—	—	$2.60	10/17/2013		—	—	—	—
	(1)	22,429	28,836	—	$8.14	1/1/2015		—	—	—	—
	(1)	2,403	10,413	—	$6.00	2/15/2016		—	—	—	—
	(1)	15,935	69,065	—	$5.85	3/17/2016		—	—	—	—
	(1)	31	469	—	$8.50	9/25/2016		—	—	—	—
	(1)	—	106,094	—	$15.49	12/21/2016		—	—	—	—
Andrew R. Blight, Ph.D.		6,410	—	—	$2.60	8/1/2008	(3)	30,433	$482,059	—	—
Chief Scientific Officer		2,564	—	—	$2.60	1/1/2011		—	—	—	—
		1,923	—	—	$2.60	12/31/2011		—	—	—	—
		78,777	—	—	$2.60	9/5/2013		—	—	—	—
	(1)	22,898	29,440	—	$8.14	1/1/2015		—	—	—	—
	(1)	2,454	10,631	—	$6.00	2/15/2016		—	—	—	—
	(1)	6,093	26,407	—	$5.85	3/17/2016		—	—	—	—
	(1)	31	469	—	$8.50	9/25/2016		—	—	—	—
Mary Fisher		2,564	—	—	$2.60	6/1/2010	(3)	49,135	$778,298	—	—
Chief Operating Officer		1,602	—	—	$2.60	1/1/2011		—	—	—	—
		2,243	—	—	$2.60	12/31/2011		—	—	—	—
		30,477	—	—	$2.60	9/5/2013		—	—	—	—
	(1)	57,891	74,432	—	$8.14	1/1/2015		—	—	—	—
	(1)	6,203	26,878	—	$6.00	2/15/2016		—	—	—	—
	(1)	7,686	33,314	—	$5.85	3/17/2016		—	—	—	—
	(1)	31	469	—	$8.50	9/25/2016		—	—	—	—
Jane Wasman, J.D.	(1)	19,587	25,182	—	$8.14	1/1/2015	(3)	29,106	$461,039	—	—
Executive VP & General	(1)	2,098	9,094	—	$6.00	2/15/2016		—	—	—	—
Counsel	(1)	5,343	23,157	—	$5.85	3/17/2016		—	—	—	—
	(1)	31	469	—	$8.50	9/25/2016		—	—	—	—
David Lawrence M.B.A		1,282	—	—	$2.60	2/1/2009	(3)	20,073	$317,956	—	—
Chief Financial Officer		1,282	—	—	$2.60	1/1/2011		—	—	—	—
		2,564	—	—	$2.60	12/31/2011		—	—	—	—
		23,762	—	—	$2.60	9/5/2013		—	—	—	—
	(1)	30,673	39,436	—	$8.14	1/1/2015		—	—	—	—
	(1)	3,286	14,241	—	$6.00	2/15/2016		—	—	—	—
	(1)	5,343	23,157	—	$5.85	3/17/2016		—	—	—	—
	(1)	31	469	—	$8.50	9/25/2016		—	—	—	—

(1)             The option haa a four-year vesting schedule and vests in equal quarterly installments.

(2)             These restricted stock awards are subject to vesting over a four-year period as follows: the first installment will vest on June 30, 2007; except that if the vesting date occurs during a “blackout” period under our insider trading policy, the vesting date will be the first day following termination of the blackout period. The first vested installment will be calculated as the total number of shares covered by the award multiplied by a fraction, the numerator of which is the number of months from the vesting commencement date to the date on which the first installment of restricted shares vest, or the “initial vesting date,” and the denominator is 48. All remaining restricted shares will vest in equal quarterly installments, measured from the vesting commencement date, except that for any partial quarter in which the initial vesting date occurs, the unvested portion of shares remaining for that quarter will vest at the end of such quarter.

(3)             These restricted stock awards are subject to vesting over a four-year period as follows: the first installment vested on November 6, 2006 which was the first after a company blackout following the public announcement of data regarding either the primary outcome measure of our Fampridine-SR Phase 3 trial in MS or suspension or termination of the trial. All remaining restricted shares will vest in equal quarterly installments, measured from the vesting commencement date. The vesting commencement date for each of these individuals was March 9, 2004, with the exception of Ms. Wasman, whose vesting commencement date was May 10, 2004.

The following table provides information on option exercises with respect to our common stock in 2006 by each of the named executive officers.

2006 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ron Cohen, M.D.	—	$—	—	$—
President and Chief Executive Officer
Andrew R. Blight, Ph.D.	4,807	$17,497	60,865	$985,404
Chief Scientific Officer	641	$11,504	6,086	$101,332
Mary Fisher	—	$—	98,268	$1,590,959
Chief Operating Officer			9,827	$163,620
Jane Wasman, J.D.	—	$—	43,658	$706,823
Executive VP & General Counsel			4,851	$73,978
David Lawrence M.B.A	—	$—	40,143	$649,915
Chief Financial Officer			4,014	$66,833

Director Compensation

Our outside directors compensation policy provides that outside directors on our board receive an annual cash retainer that consists of a base fee of $24,000 and additional amounts based on his or her committee assignments. Each outside director also receives an initial stock option grant with an aggregate exercise price equal to two times his or her annual cash retainer, calculated based on the closing price of our stock on the date of grant. For example, if the closing price on the date of grant is $24 per share, the initial stock option grant for a director serving on no committees will be 1,000 options. These options vest over one year, in equal quarterly installments, and have a term of ten years from the date of grant. The exercise price of the options is the closing price of our stock on the date of grant.

On an annual basis, outside directors receive stock options with an aggregate exercise price equal to 0.75 times their annual cash retainer, calculated based on the closing price of our stock on the date of grant. For example, if the closing price on the date of grant is $24 per share, the annual stock option grant for a director serving on no committees will be 750 options. The exercise price of the options is the closing price of our stock on the date of grant. These options vest over one year, in equal quarterly installments, and have a term of ten years from the date of grant. Directors are also reimbursed for appropriate expenses related to their service on our board of directors.

Upon an outside director’s termination of membership on our board of directors, all vested stock options remain exercisable for 12 months, or such longer period as the board of directors may determine in its discretion, to the extent consistent with Section 409A.

Compensation for our outside directors is set forth in the table below.

Position	Annual Cash Retainer	Initial Option Grant	Annual Option Grant
Base Fee	$24,000	2x annual retainer	0.75x annual retainer
Lead Director/Chair	$13,000	2x annual retainer	0.75x annual retainer
Audit Committee Chair	$10,000	2x annual retainer	0.75x annual retainer
Compensation Committee Chair	$8,000	2x annual retainer	0.75x annual retainer
Compliance Committee Chair	$8,000	2x annual retainer	0.75x annual retainer
Nomination Committee Chair	$3,000	2x annual retainer	0.75x annual retainer
Audit Committee Member	$6,000	2x annual retainer	0.75x annual retainer
Compensation Committee Member	$3,000	2x annual retainer	0.75x annual retainer
Compliance Committee Member	$3,000	2x annual retainer	0.75x annual retainer

2006 Non-Employee Director Compensation

Name and Principal Position	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Sandra Panem, Ph.D.(2),(4),(5)	$33,333	$17,695	$51,028
Barclay A. Phillips(3),(4),(6)	$31,250	$288	$31,538
Lorin J. Randall(3),(4)	$37,087	$30,874	$67,961
Steven M. Rauscher(2),(4)	$28,125	$63,984	$92,109
Wise Young, Ph.D., M.D.(2)	$28,125	$259	$28,384

(1)            The method and assumptions used to calculate the value of the options granted to our directors are discussed in note 2 to our financial statements.

(2)            Member of the Compensation Committee

(3)            Member of the Audit Committee

(4)            Member of the Nominations Committee

(5)            Dr. Panem’s cash payments made to CAP Advisory Services, LLC

(6)            Mr. Phillips is required by contractual agreements governing the limited partnerships (the “Partnerships”) with which he is affiliated, to remit any and all compensation received by him, from entities in which the Partnerships are investors, to the Partnerships for the benefit of all limited partners.

The following table and summary set forth potential payments payable to our named executive officers upon termination of employment or a change in control. The table below reflects amounts payable to our named executive officers assuming their employment was terminated as of December 31, 2006.

Potential Payments Upon Termination or Change in Control

Name and Principal Position	Benefit	Termination Without Cause or Voluntary Termination by Executive With Good Reason		Voluntary Termination by Executive Without Good Reason Following a change in Control	Termination Without Cause or Voluntary Termination by Executive With Good Reason Following a change in Control
Ron Cohen, M.D.	Salary	$462,500		$370,000	$462,500
President and Chief	Bonus	145,000		145,000	145,000
Executive Officer	Option and award acceleration	6,473,098		4,207,514	6,473,098
	Benefits continuation	10,967		10,967	10,967
	Total value:	7,091,565		4,733,481	7,091,565
Andrew R. Blight, Ph.D.	Salary	177,000	(1)	—	236,000
Chief Scientific Officer	Bonus	—		—	53,750
	Option and award acceleration	—		—	471,977
	Benefits continuation	3,760	(1)	—	3,760
	Total value:	180,760		—	765,487
Mary Fisher	Salary	198,750	(1)	—	265,000
Chief Operating Officer	Bonus	—		—	76,500
	Option and award acceleration	—		—	872,158
	Benefits continuation	3,760	(1)	—	3,760
	Total value:	202,510		—	1,217,418
Jane Wasman, J.D.	Salary	144,667	(1)	—	248,000
Executive VP & General	Bonus	—		—	65,250
Counsel	Option and award acceleration	—		—	430,020
	Benefits continuation	2,925	(1)	—	2,925
	Total value:	147,591		—	746,194
David Lawrence M.B.A.	Salary	119,000	(1)	—	204,000
Chief Financial Officer	Bonus	—		—	45,000
	Option and award acceleration	—		—	431,933
	Benefits continuation	8,920	(1)	—	8,920
	Total value:	127,920		—	689,853

(1)            Shall be reduced by 50% in the event the executive obtains other employment during the severance period

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Sandra Panem, Ph.D.
Steven M. Rauscher
Wise Young, Ph.D., M.D.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 1, 2007, with respect to the beneficial ownership of our common stock:

•       each person who is known by us to beneficially own more than 5% of our common stock;

•       each of our directors and executive officers; and

•       all of our directors and executive officers as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o Acorda Therapeutics, Inc., 15 Skyline Drive, Hawthorne, New York 10532.

Beneficial ownership is determined on the basis of the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 23,716,363 shares of common stock outstanding, on an as converted basis, on March 1, 2007.

	Shares Beneficially Owned
	Number	Percent
5% Stockholders
Atlas/Visium Entities(1)	1,226,129	5.2%
Fidelity Entities(2)	1,836,550	7.7%
Janus Capital Management LLC(3)	1,657,838	7.0%
Morgan Stanley Entities(4)	2,634,259	11.1%
Ridgeback Entities(5)	3,328,762	14.0%
Third Point Entities(6)	2,290,000	9.7%

Executive Officers and Directors
Ron Cohen, M.D.(7)	712,752	3.0%
Andrew R. Blight, Ph.D.(8)	154,209	*
Mary Fisher(9)	174,507	*
David Lawrence, M.B.A.(10)	90,667	*
Jane Wasman, J.D.(11)	48,024	*
Sandra Panem, Ph.D.(12)	745,992	3.2%
Wise Young, Ph.D., M.D.(13)	17,578	*
Barclay Phillips(14)	544,102	2.3%
Steven Rauscher(15)	22,070	*
Lorin J. Randall(16)	13,996	*
Barry Greene(17)	754	*
Ian Smith	—	—
All directors and executive officers as a group (12 persons)	2,524,651	10.7%

                 * Less than 1%.

         (1) Based on a Schedule 13G filed with the SEC on February 14, 2007 (the “Atlas/Visium 13G”), by Atlas Master Fund, Ltd. (“AMF”), Atlas Global, LLC (“AG”), Atlas Global Investments, Ltd. (“AGI1”), Atlas Global Investments II, Ltd. (“AGI2”), Visium Balanced Fund, LP (“VBF”), Visium Long Bias Fund, LP (“VLBF”), Visium Balanced Fund Offshore, Ltd. (“VBFO”), Visium Long Bias Fund Offshore, Ltd. (“VLBFO”), Visium Capital Management, LLC (“VCM”), Balyasny Asset Management, L.P. (“BAM”) and Dmitry Balyasny, AMF owns 75,522 shares of common stock, VBF owns 270,263 shares of common stock, VLBF owns 100,799 shares of common stock, VBFO owns 434,844 shares of common stock and VLBFO owns 344,701 shares of common stock. According to the Atlas/Visium 13G, by virtue of their ownership of the equity interest of AMF, AG, AGI1 and AGI2 may be deemed to beneficially own the 75,522 shares of common stock beneficially owned by AMF. By virtue of its position as investment advisor to each of VBF, VLBF, VBFO and VLBFO, VCM may be deemed to beneficially own the 1,150,607 shares of common stock beneficially owned by VBF, VLBF, VBFO and VLBFO. By virtue of its position as investment advisor to each of AG, AGI1, AGI2 and its role as sole member of AG, BAM may be deemed to beneficially owned the 75,522 shares of common stock beneficially owned by AG, AGI1 and AGI2. By virtue of its position as investment subadvisor to each of VFB, VLBF, VBFO and VLBFO, BAM may be deemed to beneficially own the 1,150,607 shares of common stock beneficially owned by VFB, VLBF, VBFO and VLBFO. By virtue of his position as the sole managing member of the general partner of BAM, Mr. Balyasny may be deemed to beneficially own the 1,226,129 shares of common stock beneficially owned by BAM. The address of principal business office for AMF, AGI1 and AGI2 is c/o Walkers SPV Limited, Walker House, P.O. Box 908 GT, George Town, Grand Cayman, Cayman Islands, British West Indies. The address of principal business office for AG, BAM and Mr. Balyasny is 181 West Madison, Suite 3600, Chicago, Illinois 60602. The address of principal business office for VBF, VLBF and VCM is c/o Balyasny Asset Management, L.P., 650 Madison Avenue, New York, New York 10022. The address of principal business office for VBFO and VLBFO is c/o Morgan Stanley Fund Services (Cayman) Limited, P.O. Box 2681GT, Century yard, 4th Floor, Cricket Square, Hutchins Drive, Grand Cayman, Cayman Islands, British West Indies.

         (2) Based on a Schedule 13G filed with the SEC on February 14, 2007 (the “Fidelity 13G”), by FMR Corp. (“FMR”) and Edward C. Johnson III, FMR owns 1,836,550 shares of common stock. According to the Fidelity 13G, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR, is the beneficial owner of 1,467,850 shares of common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “Fidelity Funds”). Mr. Johnson and FMR, through its control of Fidelity and the Fidelity Funds each has sole power to dispose of the 1,467,850 shares of common stock owned by the Fidelity Funds. Neither FMR nor Mr. Johnson has sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds. Fidelity International Limited (“FIL”) is the beneficial owner of 368,700 shares of common stock. The address of principal business office for FMR and Mr. Johnson is 82 Devonshire Street, Boston, Massachusetts, 02109. The address of principal business office for FIL is Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda.

         (3) Based on a Schedule 13G filed with the SEC on February 14, 2007, by Janus Capital Management LLC (“Janus”), Janus owns 1,657,838 shares of common stock.  Janus is a registered investment adviser, furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively, “Managed Portfolios”). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus may be deemed to be the beneficial owner of 1,657,838 shares of common stock. However, Janus does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The principal business address of Janus is 151 Detroit Street, Denver, Colorado 80206.

         (4) Based on a Schedule 13G filed with the SEC on December 31, 2006, by Morgan Stanley and Morgan Stanley Capital Services Inc., Morgan Stanley owns and has sole voting and dispositive power over 1,324,299 shares of common stock and Morgan Stanley Capital Services, Inc. owns and has sole voting and dispositive power over 1,309,960 shares of common stock. The address of principal business office for Morgan Stanley and Morgan Stanley Capital Services Inc. is 1585 Broadway, New York, New York, 10036.

  (5) Based on a Schedule 13G filed with the SEC on September 25, 2006 (the “Ridgeback 13G”), by Ridgeback Capital Investments Ltd. (“RCI”), Ridgeback Capital Management LLC (“RCM”) and Wayne Holman, RCI beneficially owns 3,328,762 shares of common stock. Mr. Holman and RCM do not own any shares directly. RCM maintains investment and voting power with respect to securities held by RCI and Mr. Holman controls RCM. According to the Ridgeback 13G, Mr. Holman and RCM may be deemed to own beneficially all of the shares held by RCI. Both Mr. Holman and RCM disclaim beneficial ownership of the shares of common stock covered by the Ridgeback 13G, except to the extent of any pecuniary interest therein. The address of the principal business office of RCI, RCM and Mr. Holman is 430 Park Avenue, 12th Floor, New York, New York 10022.

         (6) Based on a Schedule 13D filed with the SEC on February 22, 2007, by Third Point LLC, Third Point Offshore Fund, Ltd. and Daniel S. Loeb, a variety of hedge funds and managed accounts managed by Third Point LLC hold 2,290,000 shares of common stock. Third Point LLC is the investment manager or adviser to a variety of hedge funds and managed accounts (such funds and accounts, collectively, including but not limited to Third Point Offshore Fund, Ltd., “the Funds”). The Funds directly own 2,290,000 shares of common stock and Third Point LLC, Third Point Offshore Fund, Ltd. and Daniel S. Loeb may be deemed to have beneficial ownership over such shares by virtue of the authority granted to them by the Funds to vote and to dispose of the securities held by the Funds, including the shares of common stock. The address of the principal business office of Third Point LLC and Mr. Loeb is 390 Park Avenue, 18th Floor, New York, New York 10022. The address of the principal business office of Third Point Offshore Fund, Ltd. is c/o Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands, British West Indies.

         (7) Includes 712,752 shares of common stock issuable upon exercise of stock options.

         (8) Includes 6,408 shares of common stock, 135,404 shares of common stock issuable upon exercise of stock options and 12,397 restricted shares.

         (9) Includes 134,085 shares of common stock issuable upon exercise of stock options and 40,422 restricted shares.

  (10) Includes 83,842 shares of common stock issuable upon exercise of stock options and 6,825 restricted shares.

  (11) Includes 39,115 shares of common stock issuable upon exercise of stock options and 8,909 restricted shares.

  (12) Includes 6,438 shares of common stock issuable upon exercise of stock options and 622,188 shares beneficially owned by Cross Atlantic Partners IV, K/S and 117,366 shares beneficially owned by Nordea Bank Danmark A/S. Cross Atlantic Partners has voting and dispository authority over the shares owned by Nordea Bank. Dr. Panem is a partner of Cross Atlantic Partners and exercises investment and voting power over these shares. Dr. Panem disclaims beneficial ownership of these shares.

  (13) Includes 271 shares of common stock issuable upon exercise of stock options, 3,846 restricted shares and 13,461 shares of common stock.

  (14) Includes 301 shares of common stock issuable upon exercise of stock options, 135,947 shares beneficially owned by Vector Later-Stage Equity Fund II, L.P. and 407,854 shares beneficially owned by Vector Later-Stage Equity Fund II (QP), L.P. Mr. Phillips is a Managing Director of Vector Fund Management and exercises investment and voting power over these shares. Mr. Phillips disclaims beneficial ownership of these shares. The address of Vector Fund Management is 1751 Lake Cook Road, Suite 350, Deerfield, IL 60015.

  (15) Includes 22,070 shares of common stock issuable upon exercise of stock options.

  (16) Includes 13,996 shares of common stock issuable upon exercise of stock options.

  (17) Includes 754 shares of common stock issuable upon exercise of stock options.

Item 13.               Certain Relationships and Related Transactions.

In 2006, we have engaged in the following transactions with our directors and officers and holders of more than 5% of our voting securities and affiliates of our directors, officers and 5% stockholders:

Transactions with 5% or Greater Stockholders

None.

Item 14.               Principal Accountant Fees and Services.

In addition to retaining KPMG LLP to audit our financial statements, from time to time, we engage KPMG LLP to perform other services. The following table sets forth the aggregate fees billed by KPMG LLP in connection with the services rendered during the past two fiscal years.

Type of Fee	2006	2005
Audit Fees(1)	$676,710	$634,650
Audit-Related Fees	—	—
Tax Fees(2)	50,500	5,000
All other fees	—	—
Total Fees for Services Provided	$727,210	$639,650

(1)            Audit fees represent fees for professional services rendered for the audit of our financial statements, review of interim financial statements and services normally provided by the independent auditor in connection with regulatory filings, including our Form S-1 filings for our initial public offering and private placement.

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

(a)          The following documents are being filed as part of this report:

(1)           The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics Inc. and Subsidiary:
Report of KPMG LLP, Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2006 and 2005
Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Statements of Changes in Stockholders’ (Deficit) for the years ended December 31, 2006, 2005 and 2004
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Acorda Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” as of January 1, 2006.

/s/ KPMG LLP

Short Hills, New Jersey
March 26, 2007

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$18,100,908	$11,761,299
Restricted cash	274,381	262,993
Short-term investments	35,655,524	2,001,175
Trade accounts receivable, net	4,316,099	589,252
Grant receivable	73,004	155,178
Prepaid expenses	1,406,024	2,224,042
Finished goods inventory held by the Company	4,701,025	5,586,842
Finished goods inventory held by others	1,520,064	1,170,603
Revenue interest milestone receivable	5,000,000	—
Other current assets	1,186,402	1,712,550
Total current assets	72,233,431	25,463,934
Property and equipment, net of accumulated depreciation	1,222,704	1,707,104
Intangible assets, net of accumulated amortization	10,177,592	5,952,261
Other assets	734,318	788,531
Total assets	$84,368,045	$33,911,830
Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,315,391	$4,133,611
Accrued expenses and other current liabilities	10,717,350	9,926,773
Accrued product returns	—	1,831,211
Deferred product revenue—Zanaflex tablets	9,116,975	11,509,598
Deferred product revenue—Zanaflex Capsules	11,324,161	5,226,106
Current portion of notes payable	1,044,167	1,068,414
Current portion of revenue interest liability	3,391,574	2,162,160
Total current liabilities	38,909,618	35,857,873
Long-term portion of notes payable	187,427	1,146,956
Warrant liability	—	149,023
Put/call liability	350,000	400,000
Non current portion of revenue interest liability	19,744,454	12,913,519
Long-term convertible notes payable	6,507,827	8,767,798
Mandatorily Redeemable Convertible Preferred Stock	—	91,212,339
Commitments and contingencies Stockholders’ equity (deficit):
Convertible preferred stock	—	6,414
Common stock, $0.001 par value. Authorized 260,000,000 and 200,000,000 shares at December 31, 2006 and 2005 respectively; issued and outstanding 23,657,755 and 208,732 shares as of December 31, 2006 and 2005, respectively	23,658	209
Additional paid-in capital	250,693,024	91,501,190
Accumulated deficit	(232,061,303)	(208,041,931)
Other comprehensive gain (loss)	13,340	(1,560)
Total stockholders’ equity (deficit)	18,668,719	(116,535,678)
Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$84,368,045	$33,911,830

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2006	2005	2004
Gross sales—Zanaflex	$26,548,264	$5,923,129	$—
Discounts and allowances	395,517	(1,113,604)	(4,416,691)
Net sales	26,943,781	4,809,525	(4,416,691)
Grant revenue	407,165	335,984	479,495
Total net revenue	27,350,946	5,145,509	(3,937,196)
Less: cost of sales	(7,122,833)	(5,132,130)	(885,450)
Gross profit	20,228,113	13,379	(4,822,646)
Operating expenses:
Research and development	12,054,780	12,889,594	21,999,091
Sales and marketing	19,079,013	13,098,595	4,661,643
General and administrative	12,561,245	8,434,705	13,283,506
Total operating expenses	43,695,038	34,422,894	39,944,240
Operating loss	(23,466,925)	(34,409,515)	(44,766,886)
Other income (expense):
Interest and amortization of debt discount expense	(2,553,443)	(1,526,085)	(385,419)
Interest income	1,471,334	401,522	409,118
Other income	75,437	1,026	2,423
Total other income (expense)	(1,006,672)	(1,123,537)	26,122
Cumulative effect of change in accounting principle	454,225	2,805	—
Net loss	(24,019,372)	(35,530,247)	(44,740,764)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	(36,007,456)	(24,848,590)	(24,746,337)
Net loss allocable to common stockholders	$(60,026,828)	$(60,378,837)	$(69,487,101)
Net loss per share allocable to common stockholders—basic and diluted	$(3.27)	$(295.27)	$(351.76)
Weighted average common shares outstanding used in computing net loss per share allocable to common stockholders—basic and diluted	18,345,543	204,485	197,541

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Stockholders’ (deficit)
Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series F convertible preferred stock		Series H convertible preferred stock		Common Stock				Accumulated	Total
Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Comprehensive Income (Loss)	stockholders’ equity (deficit)

Balance at December 31, 2003	1,306,068	$1,306	900,000	$900	333,333	$333	2,300,000	$2,300	1,575,229	$195	195,188	$195	$127,631,942	$(127,770,920)	$2,518	$(129,851)
Research and development expense for issuance of stock options to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	15,458	—	—	15,458
Compensation expense for issuance of stock options to employees	—	—	—	—	—	—	—	—	—	—	—	—	6,812,795	—	—	6,812,795
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—	—	—	—	—	—	2,235,263	—	—	2,235,263
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,360	3	8,282	—	—	8,285
Accretion of issuance costs related to mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(106,223)	—	—	(16,376)
Accrual of preferred dividends of Series J mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(5,188,041)	—	—	(4,421,377)
Deemed dividends on preferred stock for reduction in conversion price, Series E and I	—	—	—	—	—	—	—	—	—	—	—	—	(11,661,705)	—	—	(11,661,705)
Deemed dividends on preferred stock for issuance of preferred stock with beneficial conversion feature, Series J	—	—	—	—	—	—	—	—	—	—	—	—	(7,790,368)	—	—	(7,790,368)
Comprehensive loss
Unrealized loss on investment securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,554)	(25,554)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(44,740,764)	—	(44,740,764)
Total Comprehensive loss																(44,766,318)
Balance at December 31, 2004	1,306,068	$1,306	900,000	$900	333,333	$333	2,300,000	$2,300	1,575,229	$1,575	197,548	$198	$111,957,403	$(172,511,684)	$(23,036)	$(60,570,705)

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)

Stockholders’ (deficit)
Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series F convertible preferred stock		Series H convertible preferred stock		Common Stock				Accumulated
Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Comprehensive Income (Loss)	Total stockholders’ (deficit)

Research and development expense for issuance of stock options to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	66,931	—	—	66,931
Compensation expense for issuance of stock options to employees	—	—	—	—	—	—	—	—	—	—	—	—	2,423,173	—	—	2,423,173
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—	—	—	—	—	—	1,881,836	—	—	1,881,836
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	11,163	15	20,433	—	—	20,448
One for one point three reverse stock split	—	—	—	—	—	—	—	—	—	—	—	(4)	4	—	—	—
Accretion of issuance costs related to Series E, mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(108,292)	—	—	(16,376)
Accrual of preferred dividends of Series J mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(5,341,373)	—	—	(4,421,377)
Deemed dividends on preferred stock for reduction in conversion price, Series E and I	—	—	—	—	—	—	—	—	—	—	—	—	(11,629,843)	—	—	(11,629,843)
Deemed dividends on preferred stock for issuance of preferred stock with beneficial conversion feature, Series J	—	—	—	—	—	—	—	—	—	—	—	—	(7,769,083)	—	—	(7,769,083)
Comprehensive loss	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,476	21,476
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,530,247)	—	(35,530,247)
Total Comprehensive loss																(35,508,711)
Balance at December 31, 2005	1,306,068	$ 1,306	900,000	$ 900	333,333	$ 333	2,300,000	$ 2,300	1,575,229	$ 1,575	208,732	$ 209	$ 91,501,190	$ (208,041,931)	$ (1,560)	$ (116,535,678)

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)

Stockholders’ equity
Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series F convertible preferred stock		Series H convertible preferred stock		Common Stock				Accumulated
Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Comprehensive Income (Loss)	Total stockholders’ equity (deficit)

Research and development expense for issuance of stock options to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	1,444	—	—	1,444
Compensation expense for issuance of stock options to employees	—	—	—	—	—	—	—	—	—	—	—	—	2,087,602	—	—	2,087,602
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—	—	—	—	340,760	341	1,755,167	—	—	1,755,167
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	220,105	220	669,452	—	—	669,672
Accretion of issuance costs related to mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(270,725)	—	—	(270,725)
Accrual of preferred dividends of Series J mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	12,734,009	—	—	12,734,009
Deemed dividends on preferred stock for issuance of preferred stock with beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—	(48,470,740)	—	—	(48,470,740)
Conversion convertible preferred stock to common stock	(1,306,068)	(1,306)	(900,000)	(900)	(333,333)	(333)	(2,300,000)	(2,300)	1,575,229	(1,575)	13,338,278	13,338	127,207,605	—	—	127,219,795
Common stock issued pursuant to IPO, net of offering costs of $4,994,373	—	—	—	—	—	—	—	—	—	—	6,075,614	6,076	31,453,233	—	—	31,459,309
Common stock issued pursuant to private placement, net of offering costs of $1,718,584	—	—	—	—	—	—	—	—	—	—	3,230,769	3,231	29,778,183	—	—	29,781,414
Common stock issued pursuant to cashless exercise of warrants	—	—	—	—	—	—	—	—	—	—	32,634	33	195,773	—	—	195,806
Common stock issued pursuant to conversion of convertible note	—	—	—	—	—	—	—	—	—	—	210,863	211	2,499,789	—	—	2,500,000
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	(454,225)	—	—	(454,225)
Comprehensive loss
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,900	14,900
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,019,372)	—	(24,019,372)
Total Comprehensive loss																(24,004,472)
Balance at December 31, 2006	—	—	—	—	—	—	—	—	—	—	23,657,755	$ 23,658	$ 250,693,024	$ (232,061,303)	$ 13,340	$ 18,668,719

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year ended December 31,	Year ended December 31,	Year ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(24,019,372)	$(35,530,247)	$(44,740,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,844,554	4,371,940	9,063,517
Amortization of note discount	55,944	119,368	154,062
Amortization of discount on short-term investments	(332,069)	202,798	1,723,827
Cumulative effect of change in accounting principle	(454,225)	—	—
Amortization of revenue interest issuance cost	72,741	12,012	—
Accretion of discount	47,282	148,272	—
Realized/unrealized gain/loss on warrants	46,782	(65,762)	—
Depreciation and amortization expense	1,785,941	1,477,828	1,191,860
(Gain) Loss on disposal of property and equipment	587	(4,466)	—
Gain on put/call liability	(50,000)	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(3,726,847)	1,333,586	(1,922,838)
Decrease (increase) in grant receivables	82,174	(13,363)	29,366
Decrease (increase) in prepaid expenses and other current assets	1,344,167	(2,867,451)	45,904
Decrease (increase) in inventory held by the Company	885,817	(2,880,381)	(192,452)
Increase in inventory held by others	(349,461)	(939,855)	(230,748)
Decrease (increase) in other assets	(18,528)	—	2,282
Increase (decrease) in accounts payable, accrued expenses, other liabilities	(4,538,197)	7,428,878	(3,384,347)
Increase (decrease) in returns liability	(1,831,211)	(2,250,699)	4,081,910
Increase (decrease) in amounts due to related party	—	—	(128,566)
Increase (decrease) in deferred grant revenue	—	—	(48,043)
Increase (decrease) in deferred product revenue—tablets	(2,392,623)	5,226,106	6,668,491
Increase in deferred product revenue—Capsules	6,098,054	4,841,107	—
Increase (decrease) in royalty payable	—	(750,000)	750,000
Restricted cash	(11,388)	(6,425)	(2,490)
Net cash used in operating activities	(23,459,878)	(20,146,754)	(26,939,029)
Cash flows from investing activities:
Purchases of property and equipment	(527,458)	(199,664)	(531,770)
Purchases of intangible assets	—	(3,000,000)	(2,000,000)
Purchases of short-term investments	(46,293,380)	(11,520,820)	(19,179,583)
Proceeds from maturities of short-term investments	12,986,000	18,735,000	40,283,788
Net cash (used in) provided by investing activities	(33,834,838)	4,014,516	18,572,435
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	—	11,446,219
Proceeds from issuance of common stock and option exercises	61,910,395	20,443	8,285
Proceeds from issuance of notes payable	—	5,785,215	—
Proceeds from issuance of warrants	—	214,785	—
Proceeds from sale of revenue interest	5,000,000	14,308,692	—
Repayments of revenue interest liability	(2,245,012)	—	—
Repayments of notes payable	(1,031,058)	(4,164,710)	(323,971)
Net cash provided by financing activities	63,634,325	16,164,425	11,130,533
Net increase in cash and cash equivalents	6,339,609	32,187	2,763,939
Cash and cash equivalents at beginning of period	11,761,299	11,729,112	8,965,173
Cash and cash equivalents at end of period	$18,100,908	$11,761,299	$11,729,112
Supplemental disclosure:
Cash paid for interest	$1,950,420	$555,414	$54,835
Non-cash charges related to convertible preferred stock:
Beneficial conversion feature	48,470,740	19,398,926	19,452,073
Accretion of issuance costs	270,725	108,292	106,223
Preferred dividend	(12,734,009)	5,341,373	5,188,041
Non-cash activities:
Conversion of preferred stock to common stock	127,219,795	—	—
Accrued Zanaflex milestone payments	5,000,000	—	—
Conversion of note payable into common stock	2,500,000	—	—
Conversion of warrant payable into common stock	207,501	—	—
Accrued inventory	—	2,514,009	—

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

(1)          Organization and Business Activities

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a commercial stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis (MS), spinal cord injury and other disorders of the central nervous system.

The Company completed an initial public offering on February 9, 2006. As part of that offering, 6,075,614 shares of the Company’s common stock were sold, resulting in net proceeds of approximately $31.5 million after deducting the underwriting discount and offering expenses payable by the Company.

Upon the closing of the initial public offering, all of the Company’s convertible preferred stock and mandatorily redeemable convertible preferred stock was converted into 13,338,278 shares of common stock. This conversion resulting in the following: (a) recognition of the unamortized portion of a beneficial conversion charge of $48.5 million; (b) recognition of the unamortized portion of issuance costs relating to Series E, Series I, Series J and Series K preferred stock of $271,000; and (c) net reversal of accrued preferred dividends on Series J and Series K preferred stock of $12.7 million (see Note 3 to the consolidated financial statements).

The Company completed a private placement on October 6, 2006. As part of that offering, 3,230,769 shares of the Company’s common stock were sold, resulting in net proceeds to the Company of approximately $29.8 million, net of issuance costs.

The Company is devoting substantially all of its efforts to promoting sales of Zanaflex Capsules, conducting clinical trials, pursuing regulatory approval for products under development, and engaging in preclinical development. The Company has begun to generate product revenues but has not achieved profitable operations or positive cash flows from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit since inception through December 31, 2006 was $232.1 million and the Company expects to continue to incur losses for the foreseeable future. Further, the Company’s future operations are dependent on the success of the Company in commercializing Zanaflex Capsules, completing the clinical development of Fampridine-SR in MS and obtaining regulatory approval and market acceptance of this product candidate and advancing its preclinical programs.

The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations through the first quarter of 2008 based on the Company’s current projected revenue and spending levels. To the extent the Company’s capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce cash expenditures or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

(2)          Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

The Company applies the revenue recognition guidance in SFAS No. 48, Revenue Recognition When the Right of Return Exists, which amongst other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. Zanaflex Capsules are a new product with no historical return data. Due to the uncertainty of returns for both products, the Company is accounting for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized is based on (1) the estimated prescription demand-based on pharmacy sales for its products, and (2) the Company’s analysis of third-party information, including third-party market research data. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. The Company’s sales and revenue recognition reflects the Company’s estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such that revenue is recognized upon shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns.

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

The Company is substantially dependent upon Elan for several activities related to the development and commercialization of Fampridine-SR. The Company will rely on Elan to complete the chemistry, manufacturing and controls section of the New Drug Application (“NDA”) for Fampridine-SR in multiple sclerosis. If Elan fails to provide these parts of the NDA in a complete and timely manner the Company could incur delays in filing of its NDA for Fampridine-SR in MS.

The Company relies on a single manufacturer, Elan, for the supply of Zanaflex Capsules. Prior to March 2007, the company contracted with Novartis to manufacture and supply tizanidine, the active pharmaceutical ingredient, or API, in Zanaflex Capsules and Zanaflex tablets, and to manage the supply relationship with Patheon Inc., or Patheon, the manufacturer of Zanaflex tablets. The supply agreement with Novartis expired in February 2007 and Novartis, the only FDA-approved supplier of tizanidine for use in Zanaflex Capsules and Zanaflex tablets, has discontinued tizanidine production, which is discussed further below. The Company is currently negotiating a contract with Patheon for the manufacture of Zanaflex tablets and Patheon has agreed to continue to manufacture Zanaflex tablets prior to the execution of the contract. If either Elan or Patheon experiences any disruption in their operations, a delay or interruption in the supply of the Company’s products could result until the affected supplier cures the problem or the Company locates an alternative source of supply. The Company may not be able to enter into alternative supply arrangements on terms that are commercially favorable, if at all. Any new supplier would also be required to qualify under applicable regulatory requirements. The Company could experience substantial delays before it is able to qualify any new supplier and transfer the required manufacturing technology to that supplier.

Elan is responsible for sourcing all tizanidine that is used in the manufacture of Zanaflex Capsules and, as of March 2007, the Company is responsible for obtaining all tizanidine used in the manufacture of Zanaflex tablets. The Company, in collaboration with Elan, has identified two tizanidine manufacturers and is working to have both approved by the FDA as suppliers for Zanaflex Capsules and Zanaflex tablets. Currently the Company carries approximately 12 months of Zanaflex Capsule and Zanaflex tablets inventory. Elan’s tizanidine inventory combined with the Company’s Zanaflex inventory is expected to meet current sales forecasts through the second quarter of 2010. If Elan and the Company do not gain FDA approval for a new tizanidine supplier prior to the depletion of Elan’s tizanidine inventory and the depletion of the Company’s Zanaflex Capsules and Zanaflex tablets inventory, the Company could experience an interruption in its Zanaflex Capsules and Zanaflex tablets supply.

Elan’s inventory of tizanidine will reach its retest date by April 2007. Thereafter, the chemical stability of Elan’s tizanidine must be retested within 30 days of each manufacturing run. If Elan’s tizanidine inventory fails its retest prior to FDA approval of a new tizanidine supplier, a delay or interruption in our supply of our Zanaflex products could result. The Company depends on another company, Sharp Corporation, to package and bottle Zanaflex tablets.

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

Similar to other pharmaceutical companies, the Company’s principal customers are wholesale pharmaceutical distributors. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. To date, such losses have been minimal. Sales to our top three customers, McKesson, Cardinal and Amerisource, represent 96% and 90% of accounts receivable as of December 31, 2006 and 2005, respectively.

Allowance for Doubtful Accounts

A portion of the Company’s accounts receivable may not be collected due principally to customer disputes and sales returns. The Company provides reserves for these situations based on the evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not recognized an allowance as of December 31, 2005 or 2006 as management believes all outstanding accounts receivable are fully collectible.

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

(c)           Notes payable carrying value approximate fair value as the interest rates on these notes approximate market rate of interest; and

It is not practical for the Company to estimate the fair value of the convertible notes payable due to the specific provisions of these notes including the uncertainty of the timing of repayment which is dependent upon regulatory approval of certain products. The terms of these notes are disclosed at Note 10.

Earnings per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has certain options, warrants, convertible preferred stock and mandatorily redeemable convertible preferred stock (see Notes 3 and 8), which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. Anti-dilutive shares totaled 0 as of December 31, 2006 and 138,414,849 as of December 31, 2005 and 2004. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. The Company has reflected the beneficial conversion feature for Series E, Series I and Series J, accretion of issuance costs for Series E, Series I, Series J and Series K, and preferred dividend for Series J and Series K in the net loss allocable to common stockholders as set forth below.

	Beneficial conversion feature	Accretion of issuance costs	Preferred dividend
For the year ended December 31, 2006	$48,470,740	$270,725	$(12,734,009)
For the year ended December 31, 2005	19,398,926	108,292	5,341,373
For the year ended December 31, 2004	19,452,073	106,223	5,188,041

Stock-Based Compensation

The Company has various stock-based employee and non-employee compensation plans, which are described more fully in Note 8.

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

Recent Accounting Pronouncements

In September 2006, the Staff of the SEC provided guidance on the need to consider the effects of prior year misstatements in quantifying the materiality of current year misstatements - Staff Accounting Bulletin No. 108 (SAB 108). According to SAB 108, a registrant must consider both the current year effect of an accounting error as well as the earnings effect of adjusting the balance sheet for related previous errors that might individually have been immaterial but that would be material to the current year’s earnings if corrected on a catch-up basis. SAB 108 permits adjustment for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The Company’s adoption of SAB 108 as of January 1, 2006 had no material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The Interpretation is effective for the Company beginning January 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption of the Interpretation. The Company is evaluating the potential effects the Interpretation may have on its consolidated financial position or results of operations, but no material consequence is expected.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. The new standard provides guidance on the definition of and how to measure fair value and what sources of information are to be used in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The Company is in the process of evaluating the new standard which is not expected to have any effect on its financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for the Company as of the first quarter of 2008.

(3)          Equity

Initial Public Offering and Private Placement of Common Stock

The Company completed an initial public offering (IPO) on February 9, 2006. As part of that offering, 6,075,614 shares of the Company’s common stock were sold, resulting in net proceeds of approximately $31.5 million after deducting the underwriting discount and offering expenses payable by the Company.

Upon the closing of the IPO, all of the Company’s convertible preferred stock and mandatorily redeemable convertible preferred stock was converted into 13,338,278 shares of common stock. This conversion resulting in the following: (a) recognition of the unamortized portion of a beneficial conversion charge of $45.8 million; (b) recognition of the unamortized portion of issuance costs relating to Series E, Series I, Series J and Series K preferred stock of $271,000; and (c) net reversal of accrued preferred dividends on Series J and Series K preferred stock of $12.7 million.

The Company completed a private placement of its common stock on October 6, 2006. As part of that offering, 3,230,769 shares of the Company’s common stock were sold, resulting in proceeds to the Company of approximately $29.8 million net of issuance costs.

Warrants

In January 2005, the Company issued warrants that provide the holder with the right to purchase $300,000 worth of shares of preferred stock in the Company’s next qualifying equity round or 40,000 shares of Series K mandatorily redeemable preferred stock if no such round is completed prior to December 31, 2005. Beginning July 1, 2005, these warrants are subject to FASB Staff Position No. 150-5 (“FSP 150-5”), which addresses whether freestanding warrants and other similar instruments on shares that are either puttable or mandatorily redeemable would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, regardless of the timing of the redemption feature or the redemption price. Upon adoption of FSP 150-5 on July 1, 2005, the Company reclassified the warrants from additional paid in capital to a liability based on its fair value on July 1, 2005. The warrant were marked to market each reporting period thereafter with the change in fair value recorded to earnings. The adoption of this statement resulted in gain from a net effect of change in accounting principle of $2,805, as a result of the change in fair value of the warrant from January 2005 to July 1, 2005.

In November 2005, the Company modified the terms of this warrant to provide the holder with the right to purchase $300,000 worth of (i) shares of preferred stock in the Company’s next qualifying equity round or, (ii) to the extent the Company has consummated an IPO on or before February 28, 2006, shares of common stock at the lower of (A) the per share price of the Common Stock sold in the IPO and (B) $7.50 per share, or (iii) to the extent the Company has not consummated either a qualifying equity round or an IPO on or before February 28, 2006, then Series K mandatorily redeemable preferred stock at $7.50 per share. Based on completion of an IPO on February 9, 2006, this warrant was exercisable into 50,000 shares of common stock at an exercise price of $6.00 per share.

In November 2006, these warrants were exercised in a cashless exercise transaction that resulted in the issuance of 32,634 shares of common stock and the elimination of a $195,805 warrant liability balance.

Beneficial Conversion Feature

In May 2003, the Company completed a private placement of 112,790,233 shares of Series J mandatorily redeemable convertible preferred stock at $0.49 per share for an aggregate purchase price of approximately $55,267,000.

As part of this financing, the original conversion price of the Series A through Series I preferred stock was reduced as a result of anti-dilution adjustments, which resulted in a beneficial conversion amounting to $80,730,286 in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion charge of $20,860,491 relating to Series A, Series B, Series C, Series F and Series H convertible preferred stock, which were not mandatorily redeemable and may be converted at any time at the option of the holders to common stock, was recorded as an immediate charge to additional paid-in capital. The remaining beneficial conversion amount of $59,869,795 related to Series E and Series I convertible preferred stock, which were mandatorily redeemable at any time on or after June 30, 2008, was accreted ratably over the mandatory redemption period. Such accretion amounted to $29,058,676, $11,629,843 and $11,661,705 for the years ended December 31, 2006, 2005 and 2004, respectively, and is charged to additional paid-in capital. Upon completion of the Company’s initial public offering on February 9, 2006, the remaining beneficial conversion amount was fully accreted.

In addition, the issuance of Series J mandatorily redeemable convertible preferred stock resulted in a beneficial conversion amounting to $39,994,812 in accordance with EITF No. 98-5. The beneficial conversion was calculated based on the estimated fair value of the Company’s common stock price per share at the date of issuance of Series J preferred stock of approximately $10.14 per share of common stock, which was calculated based on the estimated projected midpoint of the range of the Company’s initial public offering price per common share, which was planned in the fourth calendar quarter of 2003, and the stock price appreciation in comparable public companies from May 2003 to August 2003. The beneficial conversion feature was accreted ratably over the mandatory redemption period, with a charge to additional paid-in capital of $19,412,064, $7,769,083 and $7,790,368 for the years ended December 31, 2006, 2005 and 2004, respectively. Upon completion of the Company’s initial public offering on February 9, 2006, the remaining beneficial conversion amount was fully accreted.

Mandatorily Redeemable Convertible Preferred Stock and Convertible Preferred Stock

The board of directors of the Company had authorized 141,754,865 shares of convertible preferred stock, designated as Series A, B, C, D, E, F, G, H, I, J and K preferred stock (Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, Series I, Series J and Series K; collectively, the Preferred Stock). Series E, Series I, Series J and Series K were mandatorily redeemable convertible preferred stock (Redeemable Preferred Stock). Upon the Company’s initial public offering in February 2006, all the Company’s Redeemable Preferred Stock was converted into common stock.

The Preferred Stock (except Series J and Series K) were entitled to noncumulative dividends prior to and in preference to dividends declared or paid on the common stock, at the rate of $0.10 per share per annum for Series A through Series H and at the rate of $0.39 per share per annum for Series I when and if declared by the board of directors. Dividends on Series J and Series K were cumulative and accrued on each share of Series J Preferred Stock and Series K Preferred Stock commencing on the date of issuance, whether or not earned or declared at the rate of $0.0392 per share per annum for Series J and at the rate of $0.60 per share per annum for Series K, based on the original issue price of Series J Preferred Stock and Series K Preferred Stock, prior and in preference to any declaration or payment of any dividend on any other Series of Preferred Stock holders (Series A through Series I). Accrued dividends for Series J and K were $11.1 million and $1.7 million as of December 31, 2005. Upon the Company’s initial public offering in February 2006, the total dividend accruals of $11.6 million and $1.8 million for Series J and K, respectively, were reversed. The net reversal of dividends for the year ended December 31, 2006 was $12.7 million, including accruals made from the beginning of the year up to the initial public offering.

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

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities
As of December 31, 2006	$35,642,184	$13,398	$(58)	$35,655,524
As of December 31, 2005	2,002,735	—	(1,560)	2,001,175

The contractual maturities of available-for-sale debt securities at December 31, 2006 and 2005 are within one year.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value in accordance with Financial Accounting Standards Board, or FASB, Staff Position, or FSP, FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The impairment would be charged to earnings for the difference between the investment’s cost and fair value at such date and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer’s ability to continue as a going concern. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of December 31, 2006.

The following table shows the gross unrealized gains and fair value of the Company’s available-for-sale securities with unrealized gains that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less than 12 months		12 Months or Greater
Description of Securities	Fair value	Unrealized gain	Fair value	Unrealized gain
Corporate debt securities(1)	$35,656	$13	$—	$—

(1)            The Company invests in bonds that are rated A1 or better, as dictated by its approved investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until recovery of the fair value, the Company does not consider its investments in corporate debt securities to be other-than-temporarily impaired at December 31, 2006.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash and cash equivalents, and amounted to $16,681,442 and $9,681,692 as of December 31, 2006 and 2005, respectively.

(5)          Property and Equipment

Property and equipment consisted of the following:

	December 31, 2006	December 31, 2005	Estimated useful lives
Laboratory equipment	$2,253,874	$2,122,203	5 years
Furniture and fixtures	539,736	539,736	5 years
Computer equipment	1,070,202	689,155	3 years
Leasehold improvements	2,052,309	2,052,309	5 to 7 years
	5,916,121	5,403,403
Less accumulated depreciation	(4,693,417)	(3,696,299)
	$1,222,704	$1,707,104

Depreciation and amortization expense on property and equipment was $1,011,272 and $1,044,040 for the years ended December 31, 2006 and 2005, respectively.

(6)          Accrued Expenses and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following:

	December 31, 2006	December 31, 2005
Bonus payable	$2,025,000	$1,067,410
Payable to Elan	5,000,000	3,750,000
Royalties payable	1,172,921	361,582
Accrued research and development expenses	683,384	1,034,177
Accrued inventory costs	—	2,514,009
Other accrued expenses	1,836,045	1,199,595
	$10,717,350	$9,926,773

Accrued research and development expenses include amounts relating to the clinical trials as well as preclinical operating costs. Other accrued expenses include legal and business development accruals, payroll liabilities, vacation and commission accruals and other operating expense accruals.

(7)          Notes Payable

In 2003, the Company entered into two financing agreements with General Electric Capital Corporation (GE) in the aggregate amount of $1,153,511, bearing annual fixed interest rates of 8.57% and 8.88%, to finance the purchase of certain property and equipment. Borrowings are secured by a security interest in certain property and equipment of the Company and the agreements do not include any debt covenants. The Company is has fully paid the debt as of October 2006.

In 2005, the Company entered into a $6 million senior secured term loan with GE, that bears an annual fixed interest rate of 9.93%. The Company is required to pay monthly installments until February 2008, with interest-only payments for the first six months followed by principal and interest payments for the remaining 29 months. The loan is secured by all of the Company’s personal property and fixtures owned at closing or subsequently acquired. The Company repaid $3 million of the loan in December 2005. The aggregate principal payments required subsequent to December 31, 2006 are: $1,063,180 in 2007 and $187,645 in 2008. The related interest payments required subsequent to December 31, 2006 are: $76,683 in 2007 and $2,332 in 2008.

For long-term convertible notes payable see Note 10.

(8)          Common Stock Options, Warrants and Restricted Stock

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

The effects of applying SFAS No. 123R in a particular year, may not be representative of the effects on reported net income or loss for future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2006	2005	2004
Employees and directors:
Estimated volatility	71.49%	78.38%	90.09%
Expected life in years	5.4	5.0	5.0
Risk free interest rate	4.64%	4.11%	3.41%
Dividend yield	—	—	—

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

The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $5.00, $8.14 and $6.95 respectively. No options were granted to non-employees for the years ended December 31, 2006, 2005 and 2004.

During the year ended December 31, 2006, the Company granted 1,033,361 stock options to employees and directors under the 2006 Plan. The stock options were issued with a weighted average exercise price of $7.96 per share. 300 of these options vested immediately, 6,153 of these options vest over a one-year vesting schedule, 32,698 of these options will vest over a three-year vesting schedule, and 994,210 will vest over a four-year vesting schedule. As a result of these grants the total compensation charge to be recognized over the service period is $4,541,728, of which $628,505 was recognized during the year ended December 31, 2006.

Compensation costs for options and restricted stock granted to employees and directors amounted to $3,843,110, $4,305,019 and $9,049,858 for the years ended December 31, 2006, 2005 and 2004, respectively. There were no compensation costs capitalized in our inventory balances. Compensation expense for options and restricted stock granted to employees and directors are classified between research and development, sales and marketing and general and administrative expense based on employee job function. Compensation costs recognized during the year ended December 31, 2006 were $415,414 less than would have been recorded had the Company not adopted SFAS No. 123R and it continued to apply the fair value provisions of SFAS No. 123.

A summary of share-based compensation activity for the year ended December 31, 2006 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2006	1,770,494	4.80
Granted	1,033,361	7.96
Forfeited	(49,087)	5.69
Exercised	(220,105)	3.04
Balance at December 31, 2006	2,534,663	$6.23	8.0	$24,554,342
Vested and expected to vest at December 31, 2006	2,443,001	$6.14	7.3	$23,877,151
Vested and exercisable at December 31, 2006	1,269,392	$4.23	7.0	$14,782,180

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2006	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2006	Weighted- average exercise price
$2.45-$2.60	884,836	6.46	$2.66	869,980	$2.60
$2.61-$5.85	538,637	9.17	5.67	87,591	5.75
$5.86-$8.14	807,517	8.40	7.74	269,949	7.92
$8.15-$23.40	303,673	9.39	13.78	41,872	11.09
	2,534,663	8.01	$6.23	1,269,392	$4.23

Unrecognized compensation costs for unvested stock options and restricted stock awards as of December 31, 2006 totaled $8.4 million and is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2006	755,083
Granted	—
Vested	(340,760)
Forfeited	(846)
Nonvested at December 31, 2006	413,477

There were 16,869 warrants at an average exercise price of $11.85 outstanding as of December 31, 2006.

(9)          Income Taxes

The Company had available net operating loss carry-forwards (“NOL”) of approximately $144.7 million and $130.0 million as of December 31, 2006 and 2005, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026. The Company also has research and development tax credit carryforwards of approximately $1.3 million and $1.2 million as of December 31, 2006 and 2005, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are presented below:

	December 31, 2006	December 31, 2005
Net operating loss carryforwards	$58,660,619	$53,294,172
Research and development tax credit	1,293,676	1,204,767
Property and equipment	619,779	386,923
Intellectual property	3,948,035	4,159,792
Stock options and warrants	11,699,172	10,922,869
Deferred revenue	7,757,639	6,381,691
Accrued product returns	—	750,797
Inventory reserve	277,160	736,749
Revenue interest liability	9,629,271	6,345,028
Other temporary differences	342,031	237,510
	94,227,383	84,420,298
Less valuation allowance	(94,227,383)	(84,420,298)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for the years ended December 31, 2006 and 2005 amounted to approximately $9.8 million and $14.4 million, respectively. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its net deferred tax assets as of and for all periods presented. As of December 31, 2006, management believes that it is more likely than not that the net deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(10)   License and Research Agreements

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

Convertible Note

Under the Agreement, Elan also loaned to the Company an aggregate of $7.5 million pursuant to two convertible promissory notes. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital. One promissory note in the amount of $5.0 million bears interest at a rate of 3% beginning on the first anniversary of the issuance of the note. The unpaid principal is convertible into 67,476 shares of common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period beginning one year after the Company receives certain regulatory approval for the products to be developed, subject to limitations related to gross margin on product sales. If it is determined by both parties that regulatory approval will not likely occur, the $5.0 million promissory note will automatically convert into the underlying common stock. If the License and Supply Agreement is otherwise terminated, the principal and interest is repayable ratably over 15 years. Both promissory notes restrict the Company’s ability to incur indebtedness that is senior to the notes, subject to certain exceptions, including for the Company’s revenue interests assignment arrangement (See Note 14).

The second promissory note was in the amount of $2.5 million was non-interest bearing. In December 2006, Saints Capital exercised the conversion of this note into 210,863 shares of common stock.

Interest on these convertible promissory notes has been imputed using 9% on 50% of the $5 million note and 8% on the $2.5 million note. In case of the $5 million note, the Company did not impute interest on 50% of the $5 million note based on the provision in the License and Supply Agreement that provided for a recovery of up to $2.5 million of the license fee paid, which was dependent upon regulatory approval of the product. If regulatory approval of the product is received, the convertible note would be repayable and the Company would have been entitled to recovery of up to $2.5 million based on the aforementioned provision. If the parties determine that regulatory approval will not likely occur, the note will not be repayable and the Company would not receive recovery of up to $2.5 million of the license fee. The $2,173,127 difference between the $7.5 million principal amount of the notes and the discounted balance is being accreted to interest expense over the estimated term of the notes. Elan was considered to be a related party based on its ownership interest in the Company, significant license agreements entered into and involvement with research and development activities of the Company. The aggregate amount of the remaining $5.0 million convertible note payable are convertible into 67,476 shares of common stock.

The long tem convertible notes payable principal amount, plus accrued interest less un-amortized debt discount of no balance and $56,000 as of December 31, 2006 and 2005, respectively was $187,000 and $1.1 million.

Amended and Restated License.   In September 2003, the Company entered into an amended and restated license with Elan, which replaced two prior licenses for Fampridine-SR. Under this agreement, Elan granted the Company exclusive worldwide rights to Fampridine-SR, as well as Elan’s formulation for any other mono- or di-aminopyridines, for all indications, including spinal cord injury and multiple sclerosis. The Company agreed to pay Elan milestone payments and royalties based on net sales of the product if and when approved.

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

(11)   Employee Benefit Plan

Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. No contributions were made by the Company for the years ended December 31, 2006 and 2005, respectively.

(12)   Commitments and Contingencies

During 1998, the Company entered into a lease agreement for its facility. During November 2000 and May 2001, the Company entered into amendments of the lease for its facility. Under the amendments, the Company increased the total leased space and extended the lease term for its original leased space. Future minimum commitments under all non-cancelable leases required subsequent to December 31, 2006 are as follows:

2007	$731,590
2008	857,169
2009	860,423
$2,449,182

Rent expense under these operating leases during the years ended December 31, 2006 and 2005 was $676,834 and $673,212, respectively.

Under our Zanaflex purchase agreement with Elan, the Company is obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and

Zanaflex Capsules. As of December 31, 2006, the Company has made or accrued $9.5 million of these milestone payments in the consolidated financial statements. Under its Zanaflex supply agreement with Elan, the Company is required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. The Company is bound to order one hundred percent of the forecast required quantities for each five month period immediately following each monthly forecast report. At December 31, 2006, the forecast requirement for the five month period following December 31, 2006 amounted to approximately $2.6 million.

Under the terms of the employment agreement with the Company’s chief executive officer, the Company is obligated to pay severance under certain circumstances. If the employment agreement is terminated by the Company or by the Company’s chief executive officer for reasons other than for cause, the Company must pay (i) an amount equal to the base salary the chief executive officer would have received during the fifteen month period immediately following the date of termination, plus (ii) bonus equal to last annual bonus received by the chief executive officer multiplied by a fraction, the numerator of which shall be the number of days in the calendar year elapsed as of the termination date and the denominator of which shall be 365.

The Company is also party to employment agreements with its other executive officers, who are the Company’s chief scientific officer, chief operating officer, executive vice president and general counsel and chief financial officer that govern the terms and conditions of their employment. If any of the employment agreements are terminated by the Company or by the executives for reasons other than for cause, the Company must pay an amount equal to (i) the base salary the executive would have received during the nine month period immediately following the date of termination in the case of the chief scientific officer and chief operationg officer and a seven month period immediately following the date of termination in the case of the executive vice president and general counsel and chief financial officer, plus (ii) a bonus equal to the last annual bonus received by the executive multiplied by a fraction, the numerator of which shall be the number of days in the calendar year elapsed as of the termination date and the denominator of which shall be 365.

The Company is not a party to any material legal proceedings. It is the Company’s policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable.

(13)   Product Returns

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

(14)   Zanaflex Asset Purchase Agreement

The Company acquired all of Elan’s U.S. sales, marketing and distribution rights to Zanaflex Capsules and Zanaflex tablets in July 2004 for $2.0 million plus $675,000 for finished goods inventory. The Company is also responsible for up to $19.5 million in future contingent milestone payments based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of December 31, 2006, the Company has made or accrued $9.5 million of these milestone payments in the consolidated financial statements. These products are approved for the management of spasticity. Zanaflex tablets were approved by the FDA in 1996 and lost patent protection in 2002. There are currently 12 generic versions of Zanaflex tablets on the market. Zanaflex Capsules were approved by the FDA in 2002, but were never marketed by Elan. The Company began marketing Zanaflex Capsules in April 2005.

The Company has also agreed to make royalty payments to Elan and Novartis, that are based upon Net Sales of Zanaflex Capsules and tablets beginning on the closing date.

In connection with this transaction, the Company acquired the rights to the tradename “Zanaflex®”, one issued U.S. patent and two patent applications related to Zanaflex Capsules, and the remaining tablet inventory on hand with Elan. Additionally, the Company assumed Elan’s existing contract with Novartis to manufacture Zanaflex tablets and entered into a separate contract with Elan to manufacture Zanaflex Capsules. The Company separately launched Zanaflex Capsules in April 2005. The Company did not acquire any receivables, employees, facilities or fixed assets. The Company allocates, on a relative fair value basis, the initial and milestone payments made to Elan to the assets acquired, principally the Zanaflex tradename and the capsulation patent. There is no expected residual value of these intangible assets. The Company amortizes the allocated fair value of the tradename and patent over their estimated future economic benefit to be achieved.

Intangible assets consisted of the following:

	December 31, 2006	December 31, 2005	Estimated remaining useful lives
Zanaflex patents	$10,350,000	$5,850,000	16 years
Zanaflex tradename	1,150,000	650,000	2 years
	11,500,000	6,500,000
Less accumulated amortization	1,322,408	547,739
	$10,177,592	$5,952,261

The Company recorded $774,669 and $433,789 in amortization expense related to these intangible assets in the years ending December 31, 2006 and 2005, respectively.

Estimated future amortization expense for these intangible assets subsequent to December 31, 2006 is as follows:

2007	$910,038
2008	910,343
2009	647,010
2010	647,010
2011	647,010
$3,761,411

(15)   Sale of Revenue Interest

On December 23, 2005, the Company entered into an agreement with an affiliate of Paul Royalty Fund (PRF), under which the Company received $15.0 million in cash. In exchange the Company has assigned PRF revenue interests in Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all Zanaflex net revenues (as defined in the agreement) generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, the Company entered into an amendment to the revenue interests assignment agreement with PRF. Under the terms of the amendment, PRF paid the Company $5.0 million in November 2006. An additional $5.0 million is due if the Company’s net revenues during the fiscal year 2006 equals or exceeds $25.0 million. This milestone has been met and the receivable is reflected in the Company’s December 31, 2006 financial statements. Under the terms of the amendment, the Company is required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010 since the 2006 net revenues milestone was met.

Under the agreement and the amendment to the agreement, PRF is entitled to the following portion of Zanaflex net revenues:

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

Notwithstanding the foregoing, once PRF has received and retained payments under the amended agreement that are at least 2.1 times the aggregate amount PRF has paid the Company under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. If PRF is entitled to 15% of net revenues as described above, the Company will remit 8% of cash payments received from wholesalers to PRF on a daily basis, with a quarterly reconciliation and settlement.

In connection with the transaction, the Company recorded a liability, referred to as the revenue interest liability, in accordance with EITF 88-18, Sales of Future Revenues. The Company will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 4.5%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company recorded approximately $2.1 million and $476,000 in interest expense related to this agreement in 2006 and 2005, respectively. Through December 31, 2006, $4.0 million in payments have been made to PRF as a result of Zanaflex sales levels.

The agreement also contains put and call options whereby the Company may repurchase the revenue interest at its option or can be required by PRF to repurchase the revenue interest, contingent upon certain events. If the Company experiences a change of control, undergoes certain bankruptcy events, transfers any of their interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfers all or substantially all of its assets, or breaches certain of the covenants, representations or warranties made under the agreement, PRF has the right, which we refer to as PRF’s put option, to require the Company to repurchase the rights sold to PRF at the “put/call price” in effect on the date such right is exercised. If the Company experiences a change of control or completes an initial public offering of shares of its common stock that results in the Company having a total market capitalization in excess of $150.0 million, it has the right, which we refer to as the Company’s call option, to repurchase the rights sold to PRF at the “put/call price” in effect on the date such right is exercised. If the Company’s call option becomes exercisable as a result of this offering, the Company will have a period of 180 days during which to exercise the option. The Company does not currently intend to exercise its call option if it becomes exercisable as a result of this offering but may reevaluate whether it would exercise the option during the 180-day period. The put/call price on a given date is the greater of (i) 150% of all payments made by PRF as of such date, less all payments received by PRF as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF as of such date, taking into account the amount and timing of all payments received by PRF as of such date. The Company has determined that PRF’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded a net liability of $350,000 as of December 31, 2006 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. For the year ended December 31, 2006, a gain of $50,000 has been recorded on the change in the net put/call liability balance from December 31, 2005.

(16)   Subsequent Event

On February 2, 2007, the Company entered into an amendment to the lease agreement for its facility. Under the amendment, the Company increased the total leased space and extended the lease term for its original leased space through December 2009.

(17) Quarterly Consolidated Financial Data (unaudited)

	2006
	March 31	June 30	September 30	December 31
Net sales	3,677,704	9,424,211	6,156,966	7,684,900
Gross profit	2,758,443	8,259,613	4,575,035	4,635,022
Loss before extraordinary items and cumulative effect of change in accounting principle	(7,398,007)	(2,896,353)	(7,169,666)	(7,009,571)
Net loss allocable to common stockholders—basic and diluted	(42,951,238)	(2,896,353)	(7,169,666)	(7,009,571)
Net loss per share allocable to common shareholders—basic and diluted	$(3.95)	$(0.15)	$(0.37)	$(0.30)

	2005
	March 31	June 30	September 30	December 31
Net sales	(139,542)	(226,711)	2,613,784	2,561,994
Gross profit	(595,944)	(1,182,811)	1,936,511	(144,377)
Loss before extraordinary items and cumulative effect of change in accounting principle	(7,152,038)	(11,332,670)	(7,481,883)	(9,566,461)
Net loss allocable to common stockholders—basic and diluted	(13,364,185)	(17,330,029)	(13,906,015)	(15,778,608)

(b)   Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.

Exhibit No.	Description
3.3

Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 21, 2007.
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

5.1	Opinion of Covington and Burling. Incorporated herein by reference to Exhibit 5.1 to the Registrant’s Form S-1, filed on November 20, 2006.
10.1**	Acorda Therapeutics 1999 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.2**	Amendment to 1999 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.3**	Amendment No. 2 to 1999 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.4**	Acorda Therapeutics 2006 Employee Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
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

10.11**

Employment Agreement, dated as of December 19, 2005, by and between the Registrant and Mary Fisher. Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.

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

10.33

Domain Name Assignment Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

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

10.44

Securities Purchase Agreement, dated as of October 3, 2006, by and among the Registrant and the purchasers listed on Exhibit A thereto. Incorporated herein by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

10.45

First Amendment to Revenue Interests Assignment Agreement and to Guaranty, dated November 28, 2006 by and among the Registrant, King George Holdings Luxembourg IIA S.à.r.1. and Paul Royalty Fund II, L.P. Incorporated herein by reference to Exhibit 10.45 to Registrant’s Current Report on Form 8-K filed on November 29, 2006.

21.1	List of Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Covington & Burling LLP. Included in Exhibit 5.1, incorporated herein by reference to Exhibit 5.1 of to the Registrant’s Form S-1 filed on November 20, 2006.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

**             Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of New York, on this  26th day of March 2007.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN
Ron Cohen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RON COHEN	President, Chief Executive Officer and	March 26, 2007
Ron Cohen, M.D.	Director (Principal Executive Officer)
/s/ DAVID LAWRENCE	Chief Financial Officer (Principal Financial	March 26, 2007
David Lawrence, M.B.A.	Officer and Principal Accounting Officer)
/s/ SANDRA PANEM	Director	March 26, 2007
Sandra Panem, Ph.D.
/s/ BARCLAY A. PHILLIPS	Director	March 26, 2007
Barclay A. Phillips
/s/ LORIN J. RANDALL	Director	March 26, 2007
Lorin J. Randall
/s/ STEVEN M. RAUSCHER	Director	March 26, 2007
Steven M. Rauscher, M.B.A.
/s/ BARRY GREENE	Director	March 26, 2007
Barry Greene
/s/ IAN SMITH	Director	March 26, 2007
Ian Smith
/s/ WISE YOUNG	Director	March 26, 2007
Wise Young