Form 10-K/A
period 2006-12-31
ACORDA THERAPEUTICS INC
filed 2007-05-08
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006

Commission File Number 000-50513

ACORDA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3831168
(State of incorporation)	(I.R.S. Employer identification number)

15 Skyline Drive	10532
Hawthorne, New York	(Zip code)
(Address of principal executive offices)

(914) 347-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of June 30, 2006, the aggregate market value of the Registrant’s voting stock held by non-affiliates was $71,664,302. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2006 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of March 1, 2007, the registrant had 24,124,989 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (this “Amendment No. 1”) to amend our Form 10-K for the same period, which was initially filed with the Securities and Exchange Commission on March 26, 2007. This Amendment No. 1 amends certain information in Part III to add the grant date fair value of awards and year-end award holdings for non-employee directors and the approval process for related person transactions. This Amendment No. 1 also revises certain share numbers and percentages relating to unvested shares of restricted stock. In connection with this Amendment No. 1, we are also filing Exhibits 23.1, 31.1, 31.2 and 32.1. For the convenience of the reader, this Amendment No. 1 sets forth the entire Form 10-K for the fiscal year ended December 31, 2006.

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

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater shareholders or other shareholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of December 31, 2006 we have outstanding 24,071,232 shares of common stock. We have registered 5,481,334 shares of common stock that are authorized for issuance under our equity compensation plans, including outstanding options to acquire 2,534,663 shares of common stock outstanding as of December 31, 2006, exercisable at an average exercise price of $6.23 per share. As of December 31, 2006, there were warrants to acquire 16,869 shares of common stock outstanding, exercisable at an exercise price of $11.856 per share. These warrants were exercised in January 2007. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 65.8% of our common stock as of March 1, 2007. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

As of March 12, 2007, we had approximately 2,202 holders of record of our common stock.

Stock Price Performance Graph

The graph below matches the cumulative 10-month total return of holders of Acorda Therapeutics, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on February 10, 2006, and tracks it through December 31, 2006.

COMPARISON OF 10 MONTH CUMULATIVE TOTAL RETURN*

Among Acorda Therapeutics, Inc, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*      $100 invested on February 10, 2006 in our common stock compared to $100 invested on January 31, 2006 in the applicable NASDAQ index, including reinvestment of dividends. Fiscal year ending December 31.

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

Item 9B.             Other Information.

None.

PART III

Item 10.               Directors and Executive Officers of the Registrant.

Set forth below is certain information regarding our directors and executive officers.

Name	Age	Position(s)
Ron Cohen, M.D.	51	President, Chief Executive Officer and Director
Andrew R. Blight, Ph.D.	56	Chief Scientific Officer
Mary Fisher	45	Chief Operating Officer
David Lawrence, M.B.A.	49	Chief Financial Officer
Jane Wasman, J.D.	50	Executive Vice President, General Counsel and Corporate Secretary
Barry Greene(4)	43	Director
Sandra Panem, Ph.D.(1)(3)	60	Director
Barclay A. Phillips(2)(3)	44	Director
Lorin J. Randall(2)(3)	63	Director
Steven M. Rauscher(1)(3)	53	Director
Ian Smith(2)	41	Director
Wise Young, Ph.D., M.D.(1)	57	Director

(1)            Member of the Compensation Committee

(2)            Member of the Audit Committee

(3)            Member of the Nominations Committee

(4)            Member of the Compliance Committee

Information Concerning Directors

Our board of directors currently consists of eight members. Our common stock is quoted on The Nasdaq Global Market and we are subject to the National Association of Securities Dealers’ listing standards. The board of directors has determined that Mr. Greene, Dr. Panem, Mr. Phillips, Mr. Randall, Mr. Smith, Mr. Rauscher, and Dr. Young are “independent directors” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. In addition to the directors named above, the board of directors previously determined that three directors who resigned in 2006—John Friedman, Standish Fleming and Michael Steinmetz—were “independent directors” (as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards) during the period in fiscal year 2006 in which they served as directors.

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

Wise Young, Ph.D., M.D.,   has been a member of the board of directors and of our scientific advisory board since the founding of the company in 1995. Dr. Young has been at Rutgers University since 1997, where he serves as the Richard H. Shindell Chair in Neuroscience and Founding Director of the W.M. Keck Center for Neuroscience. Dr. Young is one of the preeminent scientists in the fields of spinal cord injury and neurotrauma, SCI animal models, and the pharmacological therapy of SCI. He was the Principal Investigator for the Multicenter Animal Spinal Cord Injury Study, funded by the National Institutes of Health; founded the Journal of Neurotrauma and has served on the editorial boards of many other journals including Neurosurgery and Stroke. Dr. Young received the Wakeman Award for Research in Neurosciences, and a Jacob Javits Neuroscience Award from the National Institute of Neurological Disorder and Stroke. From 2000-2005, Dr. Young was a member of The Council of the National Institute of Child Health and Disorders (NICHD) and he served on many NIH study sections and advisory boards from 1980-2000. He is a member of the Working Group of the California Institute of Regenerative Medicine (CIRM) that is responsible for scientific review of stem cell research funded by California. Since 2006, Dr. Young has served as Distinguished Visiting Professor at Hong Kong University, and he is organizing spinal cord injury clinics in China. Dr. Young received a B.A. in biology and chemistry from Reed College, a Ph.D. in physiology and biophysics from the University of Iowa and an M.D. from Stanford University.

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

Directors Whose Terms Expire in 2009—Class I Directors

Barry Greene   has been a member of our board of directors since January 2007. Mr. Greene currently serves as Chief Operating Officer of Alnylam Pharmaceuticals, Inc. Mr. Greene joined Alnylam in October 2003, bringing over 15 years of experience in healthcare industries and consulting. Prior to Alnylam, he was General Manager of Oncology at Millennium Pharmaceuticals, Inc., where he led the company’s global strategy and execution for its oncology business including strategic business direction and execution, culminating in the successful approval and launch of VELCADE (bortezomib) in mid 2003. Prior to joining Millennium in February 2001, Mr. Greene served as Executive Vice President and Chief Business Officer for Mediconsult.com. Prior to Mediconsult.com, Mr. Greene’s past experiences include Vice president of Marketing and Customer Services for AstraZeneca formerly AstraMerck; Vice President Strategic Integration with responsibility for the AstraZeneca North American post merger integration; and Partner, Andersen Consulting responsible for the pharmaceutical/biotechnology marketing and sales practice. Mr. Greene received his B.S. in Industrial Engineering from University of Pittsburgh and serves as a Senior Scholar at Duke University, Fuqua School of Business.

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

Audit Committee and Audit Committee Financial Experts

Our audit committee currently consists of three members: Mr. Randall (chairperson), Mr. Phillips and Mr. Smith. Our board of directors has determined that Mr. Randall and Mr. Smith each qualify as an “audit committee financial expert” as that term is defined in Item 407(d) of Regulation S-K of the

Securities Act. Our board of directors has determined that the composition of our audit committee meets, and the functioning of our audit committee will comply with, the applicable requirements of the Sarbanes-Oxley Act of 2002, the Nasdaq Global Market and SEC rules and regulations.

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

•       establishing procedures for complaints received by us regarding accounting matters; and

•       overseeing internal audit functions.

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

Compensation Committee

Our compensation committee consists of three members: Dr. Panem (chairperson), Mr. Rauscher and Dr. Young. We believe that the composition of our compensation committee meets, and the functioning of our compensation committee complies with, the applicable requirements of the Nasdaq Global Market and SEC rules and regulations. Our compensation committee is responsible for:

•       reviewing, approving and (where appropriate) recommending for approval of the full board of directors the compensation arrangements for executives, including the compensation for our president and chief executive officer;

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

Compliance Committee

Our compliance committee currently consists of one member, Mr. Greene (Chairperson). The compliance committee is responsible for overseeing our compliance with non-financial legal and regulatory requirements, including those related to product safety and quality and the development, manufacturing, distribution and sale of our products. Our board of directors has adopted a written charter for the compliance committee which is available on our website, www.acorda.com under “Corporate Governance—Committee Charters.”

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

Item 11.               Director and Executive Compensation.

Compensation Discussion and Analysis

The compensation committee has the responsibility to review, approve and recommend for the approval of the full board of directors the annual compensation and compensation procedures for our five executive officers: the president and chief executive officer, the chief operating officer, the chief financial officer, the chief scientific officer and the executive vice president, general counsel and corporate secretary.

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

Setting Executive Compensation

With the objectives described above in mind, the compensation committee has retained Arnosti Consulting Inc. (“Arnosti Consulting”) to conduct an annual review of the total compensation program for the executive team, as well as for other key executives. Arnosti Consulting also provides the compensation committee with relevant market data and alternatives to consider when making compensation decisions for the executive team and to confirm that our compensation program is in a competitive market position. The compensation committee reviews several salary surveys when making compensation decisions, including surveys produced by Radford Surveys + Consulting and Equilar, Inc. The committee also reviews a competitive analysis of relevant peers prepared by Arnosti Consulting that compares each element of total compensation against a group of over 60 publicly-traded and privately-held biotechnology companies. The companies used in this analysis are companies against which the compensation committee believes Acorda Therapeutics competes both for talent and for stockholder investment. Comparable companies are also chosen based on revenues and size of employee population.

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

Base salaries are reviewed annually as part of our performance review process and are adjusted to realign salaries with market levels, with appropriate consideration paid to individual responsibilities, performance and experience. For 2007 salaries, this review occurred in the fourth quarter of 2006 and the first quarter of 2007, with new salaries taking effect as of January 1, 2007.

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

In December 2006, the compensation committee and the board of directors determined that corporate performance in 2006 merited an “A” overall grade (on a scale of “A” to “C,” where “A” meant that we achieved our corporate goals for the year). Based on target levels approved by the board of directors earlier in the year, this grade resulted in cash bonuses for executive officers in an amount ranging from 42.3% to 60.8% of their base salaries. The individual cash bonuses were 60.8% of the 2006 salary paid to the president and chief executive officer, 50.8% of the 2006 salary paid to the chief scientific officer, 46.6% of the 2006 salary paid to the chief financial officer, 44.9% of the 2006 salary paid to the chief operating officer and 42.3% of the 2006 salary paid to the executive vice president, general counsel and corporate secretary.

The compensation committee’s outside consultant, Arnosti Consulting will be conducting a competitive analysis to provide information for setting the bonus targets that will be established for 2007 year-end awards.

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

For the year ended December 31, 2006, on the recommendation of the compensation committee, and following discussion by the full board of directors, the board of directors issued to Ron Cohen, our president and chief executive officer, options to purchase 106,094 shares of our common stock with an exercise price equal to the closing price of our common stock on the Nasdaq Global Exchange on December 21, 2006, the grant date and expiring ten years after the grant date. In addition, on the recommendation of the compensation committee, and following discussion by the full board of directors, the board of directors issued to the chief scientific officer, chief operating officer, chief financial officer and the executive vice president, general counsel and corporate secretary, options to purchase 77,340, 67,010, 63,183 and 63,183 shares of our stock, respectively. All options were granted with an exercise price equal to the closing price of our common stock on the Nasdaq Global Exchange on February 14, 2007, the grant date and expiring ten years after the grant date. See “Compensation Discussion and Analysis—Summary Compensation Table” for more information.

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

If Dr. Cohen voluntarily terminates his employment without good reason following a change in control, we are obligated to make severance payments equal to 12 months’ base annual salary and COBRA premium payments for the severance period and he is entitled to receive a bonus equal to his prior year’s bonus pro rated for the number of days worked prior to termination, however, only 65% of his outstanding options will become immediately vested and remain exercisable for 48 months following termination. Following his termination of employment, Dr. Cohen will remain subject to confidentiality, non-competition and non-solicitation covenants for one year in the case of non-competition and non-solicitation and five years in the case of confidentiality.

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

The following table sets forth information regarding compensation earned in 2006 by our president & chief executive officer, chief operating officer, chief financial officer, chief scientific officer and executive vice president, general counsel and corporate secretary, who are the five most highly compensated executives. (These individuals are collectively referred to as our “named executive officers”).

2006 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and NQDC Earnings ($)	All other Compensation ($)	Total ($)
Ron Cohen, M.D.	2006	$370,000	$225,000	(2)	$634,254	$181,968	(3)	$—	$—	$—	$1,411,222
President and Chief Executive Officer
David Lawrence M.B.A	2006	204,000	95,000	(2)	156,456	173,268	(4)	—	—	—	628,724
Chief Financial Officer
Andrew R. Blight, Ph.D.	2006	236,000	120,000	(2)	237,213	35,829	(5)	—	—	—	629,042
Chief Scientific Officer
Mary Fisher	2006	265,000	119,000	(2)	382,988	317,254	(6)	—	—	—	1,084,242
Chief Operating Officer
Jane Wasman, J.D.	2006	248,000	105,000	(2)	189,057	118,449	(4)	—	—	—	660,506
Executive VP, General Counsel & Corporate Secretary

(1)             The method and assumptions used to calculate the value of the stock awards and option awards granted to our named executive officers are discussed in note 2 to our financial statements.

(2)             2006 bonus paid in 2007

(3)             Includes 2006 performance award granted in December 2006

(4)             Excludes 2006 performance award granted in February 2007 (63,183 shares with a grant date fair value of $14.98)

(5)             Excludes 2006 performance award granted in February 2007 (77,340 shares with a grant date fair value of $14.98)

(6)             Excludes 2006 performance award granted in February 2007 (67,010 shares with a grant date fair value of $14.98)

The following table sets forth information regarding plan-based awards to our named executive officers in 2006.

2006 Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards

Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Closing Market Price of Option Awards ($/Sh)	Grant Date Fair Value ($)

Ron Cohen, M.D.	9/25/2006		$—	$—	$—	—	—	—	—	500	$8.50	$8.50	$2,730
President and Chief Executive Officer	12/21/2006	(1)	—	—	—	—	—	—	—	106,094	$15.49	$15.49	$1,023,807
David Lawrence M.B.A	9/25/2006		—	—	—	—	—	—	—	500	$8.50	$8.50	$2,730
Chief Financial Officer	2/14/2007	(2)	—	—	—	—	—	—	—	63,183	$22.13	$22.13	$946,481
Andrew R. Blight, Ph.D.	9/25/2006		—	—	—	—	—	—	—	500	$8.50	$8.50	$2,730
Chief Scientific Officer	2/14/2007	(2)	—	—	—	—	—	—	—	77,340	$22.13	$22.13	$1,158,553
Mary Fisher	9/25/2006		—	—	—	—	—	—	—	500	$8.50	$8.50	$2,730
Chief Operating Officer	2/14/2007	(2)	—	—	—	—	—	—	—	67,010	$22.13	$22.13	$1,003,810
Jane Wasman, J.D.	9/25/2006		—	—	—	—	—	—	—	500	$8.50	$8.50	$2,730
Executive VP, General Counsel &	2/14/2007	(2)	—	—	—	—	—	—	—	63,183	$22.13	$22.13	$946,481
Corporate Secretary

(1)                2006 performance award granted in December 2006

(2)                2006 performance award granted in February 2007

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2006.

Outstanding Equity Awards at December 31, 2006

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (# Exercisable)		Number of Securities Underlying Unexercised Options (# Unexerciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ron Cohen, M.D.	38,728		—	—	$2.60	1/1/2011	260,384	(2)	$4,124,483	—	—
President and Chief	6,410		—	—	$2.60	12/31/2011	—		—	—	—
Executive Officer	569,307		—	—	$2.60	9/5/2013	—		—	—	—
	38,461		—	—	$2.60	10/17/2013	—		—	—	—
	22,429	(1)	28,836	—	$8.14	1/1/2015	—		—	—	—
	2,403	(1)	10,413	—	$6.00	2/15/2016	—		—	—	—
	15,935	(1)	69,065	—	$5.85	3/17/2016	—		—	—	—
	31	(1)	469	—	$8.50	9/25/2016	—		—	—	—
	—	(1)	106,094	—	$15.49	12/21/2016	—		—	—	—
David Lawrence M.B.A	1,282		—	—	$2.60	2/1/2009	20,073	(3)	$317,956	—	—
Chief Financial Officer	1,282		—	—	$2.60	1/1/2011	—		—	—	—
	2,564		—	—	$2.60	12/31/2011	—		—	—	—
	23,762		—	—	$2.60	9/5/2013	—		—	—	—
	30,673	(1)	39,436	—	$8.14	1/1/2015	—		—	—	—
	3,286	(1)	14,241	—	$6.00	2/15/2016	—		—	—	—
	5,343	(1)	23,157	—	$5.85	3/17/2016	—		—	—	—
	31	(1)	469	—	$8.50	9/25/2016	—		—	—	—
Andrew R. Blight, Ph.D.	6,410		—	—	$2.60	8/1/2008	30,433	(3)	$482,059	—	—
Chief Scientific Officer	2,564		—	—	$2.60	1/1/2011	—		—	—	—
	1,923		—	—	$2.60	12/31/2011	—		—	—	—
	78,777		—	—	$2.60	9/5/2013	—		—	—	—
	22,898	(1)	29,440	—	$8.14	1/1/2015	—		—	—	—
	2,454	(1)	10,631	—	$6.00	2/15/2016	—		—	—	—
	6,093	(1)	26,407	—	$5.85	3/17/2016	—		—	—	—
	31	(1)	469	—	$8.50	9/25/2016	—		—	—	—
Mary Fisher	2,564		—	—	$2.60	6/1/2010	49,135	(3)	$778,298	—	—
Chief Operating Officer	1,602		—	—	$2.60	1/1/2011	—		—	—	—
	2,243		—	—	$2.60	12/31/2011	—		—	—	—
	30,477		—	—	$2.60	9/5/2013	—		—	—	—
	57,891	(1)	74,432	—	$8.14	1/1/2015	—		—	—	—
	6,203	(1)	26,878	—	$6.00	2/15/2016	—		—	—	—
	7,686	(1)	33,314	—	$5.85	3/17/2016	—		—	—	—
	31	(1)	469	—	$8.50	9/25/2016	—		—	—	—
Jane Wasman, J.D.	19,587	(1)	25,182	—	$8.14	1/1/2015	29,106	(3)	$461,039	—	—
Executive VP, General	2,098	(1)	9,094	—	$6.00	2/15/2016	—		—	—	—
Counsel & Corporate	5,343	(1)	23,157	—	$5.85	3/17/2016	—		—	—	—
Secretary	31	(1)	469	—	$8.50	9/25/2016	—		—	—	—

(1)             Each of these options is subject to a four-year vesting schedule and vests in equal quarterly installments.  The vesting commencement dates of such options are as follows:  Dr. Cohen, January 1, 2005, February 15, 2006, February 10, 2006, September 25, 2006 and January 1, 2007, respectively; Dr. Blight, January 1, 2005, February 15, 2006, February 10, 2006 and September 25, 2006, respectively; Ms. Fisher, January 1, 2005, February 15, 2006, February 10, 2006 and September 25, 2006, respectively; Ms. Wasman, January 1, 2005, February 15, 2006, February 10, 2006 and September 25, 2006, respectively; and Mr. Lawrence, January 1, 2005, February 15, 2006, February 10, 2006 and September 25, 2006, respectively.

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

(3)             These restricted stock awards are subject to vesting over a four-year period as follows: the first installment vested on November 6, 2006 which was the first day after termination of a company blackout period following the public announcement of clinical data from our Fampridine-SR Phase 3 trial in MS. All remaining restricted shares will vest in equal quarterly installments, measured from the vesting commencement date. The vesting commencement date for each of these individuals was March 9, 2004, with the exception of Ms. Wasman, whose vesting commencement date was May 10, 2004.

The following table provides information on option exercises with respect to our common stock in 2006 by each of the named executive officers.

2006 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ron Cohen, M.D.	—	$—	—	$—
President and Chief Executive Officer
David Lawrence M.B.A	—	$—	40,143	$649,915
Chief Financial Officer			4,014	$66,833
Andrew R. Blight, Ph.D.	4,807	$17,497	60,865	$985,404
Chief Scientific Officer	641	$11,504	6,086	$101,332
Mary Fisher	—	$—	98,268	$1,590,959
Chief Operating Officer			9,827	$163,620
Jane Wasman, J.D.	—	$—	43,658	$706,823
Executive VP, General Counsel & Corporate Secretary			4,851	$73,978

Director Compensation

Our outside directors compensation policy provides that outside directors on our board receive an annual cash retainer that consists of a base fee of $24,000 and additional amounts based on his or her committee assignments. Each outside director also receives an initial stock option grant with an aggregate exercise price equal to two times his or her annual cash retainer, calculated based on the closing price of our stock on the date of grant. For example, if the closing price on the date of grant is $24 per share, the initial stock option grant for a director serving on no committees will be 2,000 options. These options vest over one year, in equal quarterly installments, and have a term of ten years from the date of grant. The exercise price of the options is the closing price of our stock on the date of grant.

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

Our compensation policy for our outside directors is set forth in the table below.

Position	Annual Cash Retainer	Initial Option Grant	Annual Option Grant
Base Fee	$24,000	2x annual retainer	0.75x annual retainer
Lead Director/Chair	$13,000	2x annual retainer	0.75x annual retainer
Audit Committee Chair	$10,000	2x annual retainer	0.75x annual retainer
Compensation Committee Chair	$8,000	2x annual retainer	0.75x annual retainer
Compliance Committee Chair	$8,000	2x annual retainer	0.75x annual retainer
Nominations Committee Chair	$3,000	2x annual retainer	0.75x annual retainer
Audit Committee Member	$6,000	2x annual retainer	0.75x annual retainer
Compensation Committee Member	$3,000	2x annual retainer	0.75x annual retainer
Compliance Committee Member	$3,000	2x annual retainer	0.75x annual retainer

2006 Non-Employee Director Compensation

Name and Principal Position(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)(2)
Sandra Panem, Ph.D.(3),(4),(5)	$33,333	$17,695	$51,028
Barclay A. Phillips(4),(6),(7)	$31,250	$288	$31,538
Lorin J. Randall(4),(6)	$37,087	$30,874	$67,961
Steven M. Rauscher(3),(4)	$28,125	$63,984	$92,109
Wise Young, Ph.D., M.D.(3)	$28,125	$259	$28,384

(1)            Two of our current directors, Barry Greene and Ian Smith, were elected to the board of directors in 2007 and therefore did not receive any director compensation during fiscal year 2006. In addition, John Friedman resigned from the board effective August 3, 2006, and each of Standish Fleming, Mark Pinney and Michael Steinmetz resigned from the board on September 19, 2006, and none of the foregoing individuals received director compensation during fiscal year 2006.

(2)            The method and assumptions used to calculate the value of the options granted to our directors are discussed in note 2 to our financial statements. The following lists the grant date fair value of each award made to non-employee directors during 2006:  Dr. Panem, $14,955; Mr. Phillips, $14,014; Mr. Randall, $127,522 and $17,291; Mr. Rauscher, $12,619; and Dr. Young, $12,619.  The aggregate number of shares of our common stock subject to option awards outstanding and held by these individuals at December 31, 2006 were as follows:  Dr. Panem, 5,774 shares; Mr. Phillips, 1,206 shares; Mr. Randall, 34,186 shares; Mr. Rauscher, 33,784 shares; and Dr. Young, 1,086 shares.  In addition, Dr. Young held 3,846 shares of restricted stock at December 31, 2006.

(3)            Member of the Compensation Committee

(4)            Member of the Nominations Committee

(5)            Dr. Panem’s cash payments made to CAP Advisory Services, LLC

(6)            Member of the Audit Committee

(7)            Mr. Phillips is required by contractual agreements governing the limited partnerships (the “Partnerships”) with which he is affiliated, to remit any and all compensation received by him, from entities in which the Partnerships are investors, to the Partnerships for the benefit of all limited partners.

The following table and summary set forth potential payments payable to our named executive officers upon termination of employment or a change in control. The table below reflects amounts payable to our named executive officers assuming their employment was terminated as of December 31, 2006.

Potential Payments Upon Termination or Change in Control

Name and Principal Position	Benefit	Termination Without Cause or Voluntary Termination by Executive With Good Reason		Voluntary Termination by Executive Without Good Reason Following a change in Control	Termination Without Cause or Voluntary Termination by Executive With Good Reason Following a change in Control(1)
Ron Cohen, M.D.	Salary	$462,500		$370,000	$462,500
President and Chief	Bonus	145,000		145,000	145,000
Executive Officer	Option and award acceleration	6,473,098		4,207,514	6,473,098
	Benefits continuation	10,967		10,967	10,967
	Total value:	7,091,565		4,733,481	7,091,565
David Lawrence M.B.A.	Salary	119,000	(2)	—	204,000
Chief Financial Officer	Bonus	—		—	45,000
	Option and award acceleration	—		—	431,933
	Benefits continuation	8,920	(2)	—	8,920
	Total value:	127,920		—	689,853
Andrew R. Blight, Ph.D.	Salary	177,000	(2)	—	236,000
Chief Scientific Officer	Bonus	—		—	53,750
	Option and award acceleration	—		—	471,977
	Benefits continuation	3,760	(2)	—	3,760
	Total value:	180,760		—	765,487
Mary Fisher	Salary	198,750	(2)	—	265,000
Chief Operating Officer	Bonus	—		—	76,500
	Option and award acceleration	—		—	872,158
	Benefits continuation	3,760	(2)	—	3,760
	Total value:	202,510		—	1,217,418
Jane Wasman, J.D.	Salary	144,667	(2)	—	248,000
Executive VP, General	Bonus	—		—	65,250
Counsel & Corporate Secretary	Option and award acceleration	—		—	430,020
	Benefits continuation	2,925	(2)	—	2,925
	Total value:	147,591		—	746,194

(1)            On April 22, 2007, the board of directors approved resolutions authorizing the compensation committee to adopt a form of amendment to the employment agreements and agreements for options and restricted stock awards for Dr. Cohen, Dr. Blight, Ms. Fisher, Mr. Lawrence and Ms. Wasman to provide for the immediate vesting of all outstanding options and restricted stock awards, and any other awards held in the future, by such persons in the event of a

“reorganization event” (as defined in the Company’s 2006 Employee Incentive Plan). We expect such amendments to be finalized and executed in May, 2007. For a description of such amendments and the resulting potential payments upon a termination or change in control, see the sections entitled “Executive Compensation—Executive Employment Agreements—Executive Officer Severance Plans” and “Executive Compensation—Potential Payments Upon Termination or Change in Control” in the Company’s Proxy Statement dated May 8, 2007.

(2)            Shall be reduced by 50% in the event the executive obtains other employment during the severance period

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

Beneficial ownership is determined on the basis of the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 24,124,989 shares of common stock outstanding on March 1, 2007.

	Shares Beneficially Owned
	Number	Percent
5% Stockholders
Atlas/Visium Entities(1)	1,226,129	5.1%
Fidelity Entities(2)	1,836,550	7.6%
Janus Capital Management LLC(3)	1,657,838	6.9%
Morgan Stanley Entities(4)	2,634,259	10.9%
Ridgeback Entities(5)	3,328,762	13.8%
Third Point Entities(6)	2,290,000	9.5%
Executive Officers and Directors
Ron Cohen, M.D.(7)	973,136	4.0%
Andrew R. Blight, Ph.D.(8)	178,355	*
Mary Fisher(9)	213,815	*
David Lawrence, M.B.A.(10)	106,725	*
Jane Wasman, J.D.(11)	72,279	*
Barry Greene(12)	754	*
Sandra Panem, Ph.D.(13)	744,814	3.1%
Barclay Phillips(14)	544,102	2.3%
Lorin J. Randall(15)	13,996	*
Steven Rauscher(16)	22,070	*
Ian Smith	—	—
Wise Young, Ph.D., M.D.(17)	17,578	*
All directors and executive officers as a group (12 persons)	2,887,824	12.0%

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

         (4) Based on a Schedule 13G filed with the SEC on February 15, 2007, by Morgan Stanley and Morgan Stanley Capital Services Inc., Morgan Stanley owns and has sole voting and dispositive power over 1,324,299 shares of common stock and Morgan Stanley Capital Services, Inc. owns and has sole voting and dispositive power over 1,309,960 shares of common stock. The address of principal business office for Morgan Stanley and Morgan Stanley Capital Services Inc. is 1585 Broadway, New York, New York, 10036.

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

         (7) Includes 712,752 shares of common stock issuable upon exercise of stock options and 260,384 restricted shares.

         (8) Includes 6,408 shares of common stock, 135,404 shares of common stock issuable upon exercise of stock options and 36,743 restricted shares.

         (9) Includes 134,085 shares of common stock issuable upon exercise of stock options and 79,730 restricted shares.

  (10) Includes 83,842 shares of common stock issuable upon exercise of stock options and 22,883 restricted shares.

  (11) Includes 39,115 shares of common stock issuable upon exercise of stock options and 33,164 restricted shares.

  (12) Includes 754 shares of common stock issuable upon exercise of stock options.

  (13) Includes 1,630 shares of common stock, 4,808 shares of common stock issuable upon exercise of stock options and 622,188 shares beneficially owned by Cross Atlantic Partners IV, K/S and 116,188 shares beneficially owned by Nordea Bank Danmark A/S. Cross Atlantic Partners has voting and dispository authority over the shares owned by Nordea Bank. Dr. Panem is a partner of Cross Atlantic Partners and exercises investment and voting power over these shares. Dr. Panem disclaims beneficial ownership of these shares.

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

  (15) Includes 13,996 shares of common stock issuable upon exercise of stock options.

  (16) Includes 22,070 shares of common stock issuable upon exercise of stock options.

  (17) Includes 271 shares of common stock issuable upon exercise of stock options, 3,846 restricted shares and 13,461 shares of common stock.

Item 13.    Certain Relationships and Related Transactions.

In 2006, we did not engage in any transactions with our directors, officers or holders of more than 5% of our voting securities, or any of their affiliates.

Our board of directors recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders.  Accordingly, as a general matter, it is the Company’s preference to avoid transactions with related persons. However, we recognize that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of the Company and its stockholders. Although our board of directors has not adopted a formal written policy with respect to the policies and procedures for the review, approval, or ratification of related person transactions, our Code of Ethics requires that directors and executive officers report to the board or to the Chief Executive Officer any actual or potential conflict of interest.  In addition, the board’s practice is to evaluate whether a related person (including a director, officer, employee or significant stockholder) will have a direct or indirect interest in a transaction in which the Company may be a party.  Where the board determines that a proposed transaction involves a related person, the board reviews any and all information it deems necessary and appropriate to evaluate the fairness of the transaction to the Company and its stockholders (other than the interested related person to such transaction) and may consider, among other things, the following factors: the related person’s relationship to the Company and direct or indirect interest in the transaction, both objective (for example, the dollar amount of the related person’s interest) and subjective (for example, any personal benefit not capable of quantification); whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; if applicable, the availability of other sources of comparable products or services; the benefits to the Company of the proposed transaction; and the impact on a director’s independence in the event the related person is a director, an “associated person” of a director or an entity in which a director is a partner, member, stockholder or officer.  Our board reviews and approves, by a majority of the disinterested directors, all transactions with related persons (other than transactions related to employment terms and compensation of executive officers, which are subject to review and approval by the Compensation Committee and/or the board). In addition, our Audit Committee regularly reviews whether the Company has entered into any transactions which could be deemed to be a transaction with a related person.

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

Pre-approval Policies and Procedures

Our Audit Committee Charter provides that the Audit Committee must pre-approve all services to be provided to the Company by KPMG LLP. All of the fees in the above table were approved by the Audit Committee.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

(a)          The following documents are being filed as part of this report:

(1)           The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics, Inc. and Subsidiary:
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

The Company has agreed to purchase at least 75% of its Fampridine-SR product requirements from Elan, and must make compensatory payments if it does not purchase 100% of its requirements from Elan. The Company and Elan have agreed that the Company may purchase up to 25% of its annual Fampridine-SR requirements from Patheon, Inc., a qualified manufacturing source of Fampridine-SR, if the Company makes compensatory payments to Elan. In addition, the Company does not have direct contractual relationships with the suppliers of fampridine, the active pharmaceutical ingredient in Fampridine-SR, referred to as API. Currently, the Company is relying on Elan’s contracts with third parties to supply API. If Elan or an alternative manufacturer is unable to obtain API from these suppliers for any reason, a new supplier would have to be identified by the Company. Although there are other potential sources of API available, any new supplier would be required to qualify under applicable regulatory requirements. Any delays in obtaining API to manufacture Fampridine-SR could delay the clinical trials of Fampridine-SR.

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on November 20, 2006.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 21, 2007.
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
10.5**

Acorda Therapeutics 2006 Employee Incentive Plan, as amended as of January 13, 2005. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 18, 2006.

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

10.14*

Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.15*

Supply Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006

10.16*

License Agreement, dated September 26, 2003, by and between the Registrant and Rush-Presbyterian-St. Luke’s Medical Center. Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.17

Side Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian-St. Luke’s Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.18*

Payment Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian-St. Luke’s Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of New York, on this 8th day of May 2007.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN
Ron Cohen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RON COHEN	President, Chief Executive Officer and	May 8, 2007
Ron Cohen, M.D.	Director (Principal Executive Officer)
/s/ DAVID LAWRENCE	Chief Financial Officer (Principal Financial	May 8, 2007
David Lawrence, M.B.A.	Officer and Principal Accounting Officer)
/s/ SANDRA PANEM	Director	May 8, 2007
Sandra Panem, Ph.D.
/s/ BARCLAY A. PHILLIPS	Director	May 8, 2007
Barclay A. Phillips
/s/ LORIN J. RANDALL	Director	May 8, 2007
Lorin J. Randall
/s/ STEVEN M. RAUSCHER	Director	May 8, 2007
Steven M. Rauscher, M.B.A.
/s/ BARRY GREENE	Director	May 8, 2007
Barry Greene
/s/ IAN SMITH	Director	May 8, 2007
Ian Smith
/s/ WISE YOUNG	Director	May 8, 2007
Wise Young