Form 10-Q
period 2007-03-31
ACORDA THERAPEUTICS INC
filed 2007-05-14
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $0.001 par value per share	24,126,972 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report and in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2006, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

PART I

Item 1.                        Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,172,875	$18,100,908
Restricted cash	277,791	274,381
Short-term investments	32,014,203	35,655,524
Trade accounts receivable, net	2,309,411	4,316,099
Grant receivable	63,240	73,004
Prepaid expenses	1,864,383	1,406,024
Finished goods inventory held by the Company	3,641,186	4,701,025
Finished goods inventory held by others	1,452,846	1,520,064
Revenue interest milestone receivable	—	5,000,000
Other current assets	1,191,720	1,186,402
Total current assets	55,987,655	72,233,431
Property and equipment, net of accumulated depreciation	1,420,317	1,222,704
Intangible assets, net of accumulated amortization	9,950,083	10,177,592
Other assets	727,604	734,318
Total assets	$68,085,659	$84,368,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,954,084	$3,315,391
Accrued expenses and other current liabilities	4,233,638	10,717,350
Deferred product revenue—Zanaflex tablets	8,607,654	9,116,975
Deferred product revenue—Zanaflex Capsules	10,066,083	11,324,161
Current portion of notes payable	994,804	1,044,167
Current portion of revenue interest liability	2,921,478	3,391,574
Total current liabilities	28,777,741	38,909,618
Long-term portion of notes payable	—	187,427
Put/call liability	350,000	350,000
Non current portion of revenue interest liability	18,812,464	19,744,454
Long-term convertible notes payable	6,556,679	6,507,827
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 260,000,000 shares at March 31, 2007 and December 31, 2006; issued and outstanding 23,742,686 and 23,657,755 shares as of March 31, 2007 and December 31, 2006, respectively	23,743	23,658
Additional paid-in capital	253,164,655	250,693,024
Accumulated deficit	(239,610,043)	(232,061,303)
Other comprehensive income	10,420	13,340
Total stockholders’ equity	13,588,775	18,668,719
Total liabilities and stockholders’ equity	$68,085,659	$84,368,045

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	Three-month period ended March 31,	Three-month period ended March 31,
	2007	2006
Gross sales—Zanaflex	$8,805,021	$3,873,585
Less: discounts and allowances	(494,249)	(195,881)
Net sales	8,310,772	3,677,704
Grant revenue	5,995	121,957
Total net revenue	8,316,767	3,799,661
Less: cost of sales	(1,554,299)	(1,041,218)
Gross profit	6,762,468	2,758,443
Operating expenses:
Research and development	3,243,953	3,276,869
Sales and marketing	6,969,422	4,562,276
General and administrative	4,354,132	2,277,848
Total operating expenses	14,567,507	10,116,993
Operating loss	(7,805,039)	(7,358,550)
Other income (expense):
Interest expense	(404,161)	(303,892)
Interest income	651,330	262,071
Other income	9,130	2,364
Total other income (expense)	256,299	(39,457)
Cumulative effect of change in accounting principle	—	454,225
Net loss	(7,548,740)	(6,943,782)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	—	(36,007,456)
Net loss allocable to common stockholders	$(7,548,740)	$(42,951,238)
Net loss per common share—basic and diluted	$(0.32)	$(3.95)
Weighted average common shares—basic and diluted	23,692,905	10,879,105

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Three-month period ended March 31,	Three-month period ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,548,740)	$(6,943,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	2,170,941	1,029,910
Amortization of note discount	—	13,986
Amortization of discount on short-term investments	(439,526)	370
Cumulative effect of change in accounting principle	—	(454,225)
Amortization of revenue interest issuance cost	10,962	20,446
Accretion of discount	—	14,321
Unrealized gain on warrants	—	(22,794)
Depreciation and amortization expense	432,171	425,163
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,006,688	(38,693)
Decrease (increase) in grant receivables	9,764	(650)
Increase in prepaid expenses and other current assets	(463,677)	(165,765)
Decrease in inventory held by the Company	1,059,839	379,127
Decrease in inventory held by others	67,218	40,797
(Increase) decrease in other assets	(4,248)	—
Decrease in accounts payable, accrued expenses, other current liabilities	(2,470,321)	(9,081,190)
Decrease in returns liability	—	(25,626)
Decrease in deferred product revenue—tablets	(509,321)	(464,628)
Increase (decrease) in deferred product revenue—Capsules	(1,258,078)	244,986
Restricted cash	(3,410)	(2,153)
Net cash used in operating activities	(6,939,738)	(15,030,400)
Cash flows from investing activities:
Purchases of property and equipment	(402,275)	(110,272)
Purchases of intangible assets	(5,000,000)	—
Purchases of short-term investments	(13,922,073)	(3,990,267)
Proceeds from maturities of short-term investments	18,000,000	2,000,000
Net cash used in provided by investing activities	(1,324,348)	(2,100,539)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	300,775	31,536,760
Proceeds from sale of revenue interest	5,000,000	—
Repayments of revenue interest liability	(1,727,932)	—
Repayments of notes payable	(236,790)	(206,083)
Net cash provided by financing activities	3,336,053	31,330,677
Net increase (decrease) in cash and cash equivalents	(4,928,033)	14,199,738
Cash and cash equivalents at beginning of period	18,100,908	11,761,299
Cash and cash equivalents at end of period	13,172,875	$25,961,037
Supplemental disclosure:
Cash paid for interest	809,984	39,946
Non-cash charges related to convertible preferred stock:
Beneficial conversion feature	—	48,470,740
Accretion of issuance costs	—	270,725
Preferred dividend	—	(12,734,009)
Non-cash activities:
Gain on put/call liability	—	50,000

See accompanying Unaudited Notes to Consolidated Financial Statements

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the SEC). We have made certain reclassifications to the 2006 financial statements to conform to the 2007 presentation.

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

The Company is devoting substantially all of its efforts to promoting sales of Zanaflex Capsules, conducting clinical trials, pursuing regulatory approval for products under development, and engaging in preclinical development. The Company has begun to generate product revenues but has not achieved profitable operations or positive cash flows from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit since inception through March 31, 2007 was $239.6 million and the Company expects to continue to incur losses for the foreseeable future. Further, the Company’s future operations are dependent on the success of the Company in commercializing Zanaflex Capsules, completing the clinical development of Fampridine-SR in MS and obtaining regulatory approval and market acceptance of this product candidate and advancing its preclinical programs.

The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations through the first quarter of 2008 based on the Company’s current projected revenue and spending levels. To the extent the Company’s capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include research and development (clinical trial accrual) and option accounting, which are largely dependent on the fair value of the Company’s equity security. In addition, the Company recognizes revenue based on estimated prescriptions filled. The Company adjusts its inventory value based on an estimate of inventory that may be returned. Actual results could differ from those estimates.

Revenue Recognition

The Company applies the revenue recognition guidance in SFAS No. 48, Revenue Recognition When the Right of Return Exists, which amongst other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. Zanaflex Capsules are a relatively new product with limited historical return data. Due to the uncertainty of returns for both products, the Company is accounting for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized is based on (1) the estimated prescription demand-based on pharmacy sales for its products, and (2) the Company’s analysis of third-party information, including third-party market research data. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. The Company’s sales and revenue recognition reflects the Company’s estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such that revenue is recognized upon shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. Product shipping and handling costs are included in cost of sales. These reserves are recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9,

Accounting for Consideration Given by a Vendor to a Customer, which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. At the time product is shipped to wholesalers, an adjustment is recorded for estimated chargebacks, rebates, and discounts. These reserves are established by management as its best estimate based on available information and are adjusted to reflect known changes in the factors that impact such reserves. Reserves for chargebacks, rebates and discounts are established based on the contractual terms with customers, analysis of historical levels of discounts, chargebacks and rebates, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. In addition, the Company records a charge to cost of goods sold for the cost basis of the estimated product returns the Company believes may ultimately be realized at the time of product shipment to wholesalers. The Company has recognized this charge at the date of shipment since it is probable that it will receive a level of returned products; upon the return of such product it will be unable to resell the product considering its expiration dating; and it can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company’s estimated returns.

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

The Company is substantially dependent upon Elan for several activities related to the development and commercialization of Fampridine-SR. The Company will rely on Elan to complete the chemistry, manufacturing and controls section of the New Drug Application (“NDA”) for Fampridine-SR in MS. If Elan fails to provide these parts of the NDA in a complete and timely manner the Company could incur delays in filing of its NDA for Fampridine-SR in MS.

The Company relies on a single manufacturer, Elan, for the supply of Zanaflex Capsules. Prior to March 2007, the Company contracted with Novartis for the manufacture and supply of tizanidine, the active pharmaceutical ingredient, or API, in Zanaflex Capsules and Zanaflex tablets, and to manage the supply relationship with Patheon Inc., or Patheon, the manufacturer of Zanaflex tablets. The supply agreement with Novartis expired in February 2007 and Novartis, the only FDA-approved supplier of tizanidine for use in Zanaflex Capsules and Zanaflex tablets, has discontinued tizanidine production. The Company is currently negotiating a contract with Patheon for the manufacture of Zanaflex tablets and Patheon has agreed to continue to manufacture Zanaflex tablets prior to the execution of the contract. If either Elan or Patheon experiences any disruption in their operations, a delay or interruption in the supply of the Company’s products could result until the affected supplier cures the problem or the Company locates an alternative source of supply. The Company may not be able to enter into alternative supply arrangements on terms that are commercially favorable, if at all. Any new supplier would also be required to qualify under applicable regulatory requirements. The Company could experience substantial delays before it is able to qualify any new supplier and transfer the required manufacturing technology to that supplier.

Elan is responsible for sourcing all tizanidine that is used in the manufacture of Zanaflex Capsules and, as of March 2007, the Company is responsible for obtaining all tizanidine used in the manufacture of Zanaflex tablets. The Company, in collaboration with Elan, has identified two tizanidine manufacturers and is working to have both approved by the FDA as suppliers for Zanaflex Capsules and Zanaflex tablets. Currently, the Company carries approximately 12 months of Zanaflex Capsule and Zanaflex tablets inventory. Elan’s tizanidine inventory combined with the Company’s Zanaflex inventory is expected to meet current sales forecasts through the second quarter of 2010. If Elan and the Company do not gain FDA approval for a new tizanidine supplier prior to the depletion of Elan’s tizanidine inventory and the depletion of the Company’s Zanaflex Capsules and Zanaflex tablets inventory, the Company could experience an interruption in its Zanaflex Capsules and Zanaflex tablets supply.

Elan’s inventory of tizanidine reached its retest date in April 2007 which means that any future batches would require retesting. The chemical stability of Elan’s tizanidine must be retested within 30 days of each manufacturing run. If Elan’s tizanidine inventory fails its retest prior to FDA approval of a new tizanidine supplier, a delay or interruption in our supply of our Zanaflex products could result. The Company depends on another company, Sharp Corporation, to package and bottle Zanaflex tablets.

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

Earnings per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company has certain stock options and restricted stock (see Note 3), which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Account Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including Amendment of FASB Statement No. 115. The new standard permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and loses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its results from operations or financial position.

Refer to Footnote 4 with respect to the adoption of FIN 48.

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

(3)          Share Based Compensation

The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, “Share Based Payment”. During the three-month periods ended March 31, 2007 and 2006, the Company recognized share-based compensation expense of $2.2 million and $1.0 million respectively. Activity in options and restricted stock during the three-month period ended March 31, 2007 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2007 and 2006 amounted to approximately $13.00 and $3.87 respectively.

A summary of share-based compensation activity for the three-month period ended March 31, 2007 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2007	2,534,663	$6.23
Granted	882,283	19.19
Forfeited	(2,500)	18.15
Exercised	(38,409)	4.23
Balance at March 31, 2007	3,376,037	$9.63	8.33	$34,129,706
Vested and expected to vest at March 31, 2007	3,280,440	$9.50	8.29	$33,554,265
Vested and exercisable at March 31, 2007	1,341,760	$4.49	6.93	$20,044,993

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2007	413,477
Granted	—
Vested	(29,653)
Forfeited	—
Nonvested at March 31, 2007	383,824

As of March 31, 2007, there was $18.5 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.7 years.

(4)          Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. In addition, in May 2007, the FASB issued FASB Staff Position FIN 48-1 which provided guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Interpretation and Staff Position establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 as of January 1, 2007. The adoption of this Interpretation had no impact on the Company’s results of operations or financial position. The Company has no reserves for uncertain tax positions.

The Company had available net operating loss carry-forwards (“NOL”) of approximately $153.9 million and $144.7 million as of March 31, 2007 and December 31, 2006 respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026. The Company also has research and development tax credit carryforwards of approximately $1.3 million as of March 31, 2007 and December 31, 2006, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

At March 31, 2007 and December 31, 2006, the Company had a deferred tax asset of $97.9 million and $94.2 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes, as a result of past financings and its initial public offering in February 2006 and private placement in October 2006. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its net deferred tax assets as of and for all periods presented. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

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

We have established our own specialty sales force in the United States, which consisted of 65 sales professionals as of March 31, 2007. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and distribution customers. In addition, we retain TMS Professional Markets Group, LLC to provide a small, dedicated sales force of pharmaceutical telesales professionals who contact primary care, specialty physicians and pharmacists.

Results of Operations

Three-Month Period Ended March 31, 2007 Compared to March 31, 2006

Gross Sales

We recognize product sales using a deferred revenue recognition model meaning that shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $8.8 million for the three-month period ended March 31, 2007, as compared to $3.9 million for the three-month period ended March 31, 2006. The increase was due to an increase in prescriptions written for our products that we believe is the result of  our increased sales force.

Discounts and Allowances

We recorded discounts and allowances of $494,000 for the three-month period ended March 31, 2007 as compared to $196,000 for the three-month period ended March 31, 2006. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the three-month period ended March 31, 2007 consisted of $190,000 in allowances for chargebacks and rebates, $168,000 in cash discounts and $136,000 for fees for services to wholesalers. Discounts and allowances for the three-month period ended March 31, 2006, consisted of $105,000 in cash discounts and allowances of $91,000 for chargebacks and rebates.

Grant Revenue

Grant revenue for the three-month period ended March 31, 2007 was $6,000 compared to $122,000 for the three-month period ended March 31, 2006. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

We recorded cost of sales of $1.6 million for the three-month period ended March 31, 2007 as compared to $1.0 million for the three-month period ended March 31, 2006. The increase was primarily due to the increase in gross sales. Cost of sales for the three-month period ended March 31, 2007 consisted of $750,000 in inventory costs related to recognized revenues, $491,000 in royalty fees, based on net product shipments, $228,000 in amortization of intangible assets, an amount unrelated to either the volume of shipments or the amount of revenue recognized, and $85,000 in period costs related to freight, destruction and stability testing. Cost of sales for the three-month period ended March 31, 2006 consisted of $420,000 in inventory costs related to recognized revenues, $345,000 in royalty fees, based on net product shipments, $185,000 in amortization of intangible assets, an amount unrelated to either the volume of shipments or the amount of revenue recognized, and $91,000 in period costs related to freight and stability testing. Payments to and interest expense related to our Paul Capital Healthcare (formerly Paul Royalty Fund) transaction discussed below in the section titled “Liquidity and Capital Resources” does not impact our cost of sales.

Research and Development

Research and development expenses for the three-month period ended March 31, 2007, were $3.2 million as compared to $3.3 million for the three-month period ended March 31, 2006, a decrease of approximately $33,000, or 1%. The MS clinical development program expense decreased $672,000 or 33% to $1.4 million for the three-month period ended March 31, 2007 primarily due to the completion of our initial Phase 3 clinical trial in September 2006.

Operating expenses for clinical development, preclinical research and development and regulatory was $1.7 million for the three-month period ended March 31, 2007, compared to $1.0 million for the three-month period ended March 31, 2006, an increase of $650,000, or 65%. This increase is primarily attributable to an increase in salaries and benefits of $145,000 and regulatory operating expenses of $317,000.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2007, were $7.0 million compared to $4.6 million for the three-month period ended March 31, 2006, an increase of approximately $2.4 million or 52%. This increase was primarily attributable to an increase in salaries and benefits of $1.8 million and other selling related expenses of $541,000 resulting from the expansion of our Zanaflex Capsules specialist sales force.

General and Administrative

General and administrative expenses for the three-month period ended March 31, 2007, were $4.4 million compared to $2.3 million for the three-month period ended March 31, 2006, an increase of approximately $2.1 million, or 91%. General and administrative salaries increased $1.2 million due to headcount and salary increases, other third party services increased by $597,000 resulting from costs associated with compliance activities from being a publicly traded company and insurance expense increased by approximately $130,000.

Other Income (Expense)

Other income was $256,000 for the three-month period ended March 31, 2007 compared to other expense of $39,000 for the three-month period ended March 31, 2006, an increase of approximately $295,000 or 756%. This increase was largely due to a $389,000 increase in interest income from an increase in cash balances resulting from the amendment of the Paul Capital Healthcare revenue interest agreement in November 2006, as well as a private placement of our common stock in October 2006, and was partially offset by an increase in interest expense of $100,000 principally related to the Paul Capital Healthcare revenue interest agreement.

Cumulative effect of change in accounting principle

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. In connection with the adoption of SFAS No. 123R, the Company changed its method of recognizing the number of outstanding instruments for which the requisite service is not expected to be rendered from an actual basis to an estimate. This change resulted in the recognition of a cumulative effect of change in accounting principle as of January 1, 2006 of $454,000 which was recognized in the three-month period ended March 31, 2006. The cumulative effect adjustment represented the difference between compensation cost recognized through the date of adoption using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures.

Beneficial Conversion Feature, Accretion of Issuance Costs, Preferred Dividends and Fair Value of Warrants Issued to Convertible Preferred Stockholders

Charges related to preferred stock decreased from $36.0 million for the three-month period ended March 31, 2006 to no charge for the three-month period ended March 31, 2007, due to the recognition of the remaining unamortized portion of beneficial conversion charges and issuance costs and reversal of the cumulative preferred dividend upon the completion of our initial public offering of our common stock in February 2006. No further charges are necessary.

Liquidity and Capital Resources

We have incurred annual operating losses since inception and, as of March 31, 2007, we had an accumulated deficit of approximately $239.6 million. We have financed our operations primarily through private placements of our securities, and, to a lesser extent, from loans, government grants and, more recently, our financing arrangement with PRF, and issuance of our common.

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

Financing Arrangements

Since our inception and through March 31, 2007, we have raised aggregate net proceeds of $189.0 million through private placements of equity securities. In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities, of which $5.0 million was outstanding as of March 31, 2007. In January 2005, we entered into a $6.0 million senior secured term loan, which is collateralized by all of our personal property and fixtures, other than the property that secures our revenue interests assignment arrangement with PRF, of which $995,000 was outstanding as of March 31, 2007.

On December 23, 2005, we entered into a revenue interests assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interests assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and an additional $5.0 million in February 2007 as our net revenues during the fiscal year 2006 exceeded $25.0 million. This milestone receivable was reflected in our 2006 financial statements. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $23.1 million in accordance with EITF 88-18, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 4.5%. Payments made to PRF as a result of Zanaflex sales levels reduce the accrued interest liability and the principal amount of the revenue interest liability.

Investment Activities

At March 31, 2007, cash and cash equivalents and short-term investments were approximately $45.2 million, as compared to $53.8 million at December 31, 2006. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and high-quality government and investment grade corporate bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of March 31, 2007, our cash and cash equivalents were $13.2 million, as compared to $18.1 million as of December 31, 2006. Our short-term investments consist of corporate debt securities with remaining maturities greater than three months and less than one year. The balance of these investments was $32.0 million as of March 31, 2007, as compared to $35.7 million as of December 31, 2006.

Net Cash Used in Operations

Net cash used in operations was $6.9 million and $15.0 million for the three-month period ended March 31, 2007 and 2006, respectively. Cash used by operations for the three-month period ended March 31, 2007 was primarily attributable to a net loss of $7.5 million, a decrease in accounts payable, accrued expenses, and other liabilities of $2.5 million, a decrease in Zanaflex Capsule deferred product revenue of $1.3 million, a decrease in tablet deferred product revenue of $509,000 and an increase in prepaid expenses and other current assets of $464,000. Cash used in operations for the three-month period ended March 31, 2007, was partially offset by a non-cash stock compensation expense of $2.2 million, a decrease in accounts receivable of $2.0 million due to decreased shipments and a decrease in inventory of $1.1 million. Cash used in operations for the three-month period ended March 31, 2006 was primarily attributable to a net loss of $6.9 million, and a decrease in accounts payable, accrued expenses, and other liabilities of $9.1 million. Cash used in operations for the three-month period ended March 31, 2006, was partially offset by non-cash stock compensation expense of $1.0 million and a decrease in inventory of $379,000.

Net Cash Used in/Provided by Investing

Net cash used in investing activities for the three-month period ended March 31, 2007 was $1.3 million, primarily due to $13.9 million in net purchases of short-term investments, offset by $18.0 million in proceeds from maturities of short-term investments and $5.0 million for the purchase of intangible assets due to a milestone payment relating to Zanaflex Capsules .

Net Cash Used in/Provided by Financing

Net cash provided by financing activities for the year three-month period ended March 31, 2007 was $3.3 million, primarily due to $5.0 million net proceeds received from the PRF transaction which was offset by $1.7 million in repayments to PRF.

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

In January 1997, EIS loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes. One promissory note in the principal amount of $5.0 million bears interest at a rate of 3% which began on the first anniversary of the note. The other promissory note in the amount of $2.5 million was non-interest bearing. On December 23, 2005, EIS transferred these promissory notes to funds affiliated with Saints Capital. In December 2006, Saints Capital exercised the conversion option of the $2.5 million convertible promissory note at an exercise price of $11.856 per share and received 210,863 shares of common stock. The remaining $5.0 million convertible promissory note is convertible into 67,476 shares of common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period, beginning one year after we receive regulatory approval for certain products to be developed, subject to limitations related to gross margin on product sales. If we and Saints Capital determine that regulatory approval will not likely occur, the $5.0 million promissory note will automatically convert into the underlying common stock unless Saints Capital elects to have the amount due on the note cancelled. If our license and supply agreements with Elan are terminated for any other reason, the principal and interest is repayable ratably over 15 years. The $5.0 million promissory note restricts our ability to incur indebtedness that is senior to the note, subject to certain exceptions, including for our revenue interests assignment arrangement with PRF.

Under our Zanaflex purchase agreement with Elan, we are obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of March 31, 2007, we have made $9.5 million of these milestone payments in the consolidated financial statements. Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are required to order 100% of the forecast required quantities for each five-month period immediately following each monthly forecast report. At March 31, 2007, the forecast requirement for the five-month period following March 31, 2007 amounted to approximately $2.9 million.

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

In December 2005, we entered into a revenue interests assignment agreement with PRF pursuant to which we assigned PRF the right to receive a portion of our net revenues (as defined in the agreement which definition is different from our net revenues as determined in accordance with generally accepted accounting principles) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all such Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement is terminated earlier. In consideration for the assignment, PRF paid us $15.0 million at signing. Under our agreement with PRF, we are required to use the net proceeds to support commercialization, sales, marketing, clinical and regulatory activities and other financial obligations related specifically and solely to our Zanaflex operations.

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

On May 10, 2007, we executed amendments to the employment agreements of our chief executive officer, Dr. Ron Cohen, our chief scientific officer, Dr. Andrew Blight, our chief operating officer, Mary Fisher, our chief financial officer, David Lawrence and our general counsel, Ms. Jane Wasman.

Under the terms of Dr. Cohen’s employment agreement, in the event that we terminate the agreement with Dr. Cohen without cause, or if Dr. Cohen voluntarily terminates the agreement with good reason, we are obligated to make severance payments equal to 15 months’ base annual salary and COBRA premium payments for the severance period plus a bonus equal to his prior year’s bonus pro rated for the number of days worked prior to termination. This amount would be paid in a lump sum within 30 days after such termination. In such event, all of Dr. Cohen’s options will become immediately exercisable and will remain exercisable for 48 months following termination.

If Dr. Cohen’s employment terminates for death or disability, we are obligated to pay his base salary for three months and COBRA premiums for the COBRA coverage period and 65% of his outstanding options will become immediately vested and remain exercisable for 48 months following such termination or for a lesser period, to the extent necessary to comply with U.S. tax law.

If Dr. Cohen voluntarily terminates his employment without good reason following a “change in control” (as defined in his employment agreement), we are obligated to make severance payments equal to 12 months’ base annual salary and COBRA premium payments for the severance period and he is entitled to receive a bonus equal to his prior year’s bonus pro rated for the number of days worked prior to termination. In addition, upon implementation of the amendment to Dr. Cohen’s employment and award agreement(s) as described above, if the “change in control” constitutes a “reorganization event” (as defined in the Company’s 2006 Employee Incentive Plan), 100% of his outstanding options, restricted stock and any other awards will become immediately vested; otherwise only. Furthermore, all vested options will remain exercisable for 48 months following termination. Following his termination of employment, Dr. Cohen will remain subject to confidentiality, non-competition and non-solicitation covenants for one year in the case of non-competition and non-solicitation and five years in the case of confidentiality.

In the event we terminate our employment agreement with Dr. Blight, Ms. Fisher, Mr. Lawrence or Ms. Wasman without cause, or if one of them voluntarily terminates his or her agreements with good reason, we are obligated to make severance payments equal to nine months base annual salary, in the case of Dr. Blight and Ms. Fisher, and seven months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, as well as COBRA premium payments for the severance period. In such event, all options, stock appreciation rights awards and restricted stock awards that have vested as of the termination date shall remain exercisable for 90 days following such date, or for a lesser period, to the extent necessary to comply with U.S. tax law. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination.

If Dr. Blight, Ms. Fisher, Mr. Lawrence or Ms. Wasman voluntarily terminates his or her employment with good reason or if we terminate his or her employment without cause within 18 months after a “change in control” (as defined in their employment agreements), we are obligated to make severance payments equal to one year’s base annual salary, in the case of Dr. Blight and Ms. Fisher, and nine months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, in each case paid in a lump sum within 30 days after termination, as well as COBRA premium payments for the severance period plus a bonus equal to a prior year’s bonus pro rated for the number of days worked prior to termination. We are also obligated to pay salary earned but not paid, vacation and sick leave days that have accrued, and reimbursable business expenses incurred through the date of termination. In addition, upon implementation of the amendment to each executive officer’s employment and award agreement(s) as described above, if the “change in control” constitutes a “reorganization event” (as defined in the Company’s 2006 Employee Incentive Plan), 100% of the outstanding options and restricted stock and any other awards then held by each such executive officer will become immediately vested; otherwise, not less than 50% of the unvested awards will become immediately and full vested. Furthermore, all vested options will remain exercisable for 18 months following such date, or for a lesser period, to the extent necessary to comply with U.S. tax law. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination.

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies identifies the accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our areas of critical accounting policies: sales revenue recognition, research and development, income taxes, and stock-based compensation.

Revenue Recognition

We apply the revenue recognition guidance in SFAS No. 48, Revenue Recognition When the Right of Return Exists, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. Under SFAS No. 48 we are not permitted to recognize revenue until we can reasonably estimate the likely return rate for our products. Since we have only limited sales history with Zanaflex Capsules and due to generic competition and customer conversion from Zanaflex tablets to

Zanaflex Capsules, we do not believe we can reasonably determine a return rate. As a result, we account for sales of these products using a deferred revenue recognition model. At a future point in time, we expect to be able to reasonably estimate product returns, at which point we believe we will begin to recognize revenue based on shipments of product to our wholesale drug distributors.

Under our deferred revenue model, we do not recognize revenue upon shipment of product to our wholesale drug distributors. Instead, we record deferred revenue at gross invoice sales price, and classify the cost basis of the inventory shipped as inventory held by others. We recognize revenue when prescriptions are filled to an end-user because once a prescription is filled the product cannot be returned. We use monthly prescription data that we purchase to determine the amount of revenue to be recognized. We sometimes estimate prescription sales until the data becomes available, at which time adjustments are made to revenue and cost of sales to account for any differences between our estimates and the actual data. To date such differences have been minimal. The estimated prescription sales are based on average previous two month’s prescriptions for both Zanaflex tablets and Zanaflex Capsules. Gross sales data reported in the financial statements in this filing are based on three months of actual prescription data. The method for estimating prescriptions is reevaluated as more prescription data becomes available. When we receive the prescription data, we use the number of units of product prescribed to record gross sales. We then reduce deferred revenue and record cost of goods sold.

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

We have not recorded any tax provision or benefit for the three-month period ended March 31, 2007 and 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at March 31, 2007.

As of March 31, 2007, we had available net operating loss carry-forwards of approximately $153.9 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026 and research and development tax credit carry-forwards of approximately $1.3 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Account Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including Amendment of FASB Statement No. 115. The new standard permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and loses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its results from operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. In addition, in May 2007, the FASB issued FASB Staff Position FIN 48-1 which provided guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Interpretation and Staff Position establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 as of January 1, 2007. The adoption of this Interpretation had no impact on the Company’s results of operations or financial position. The Company has no reserves for uncertain tax positions.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash and cash equivalents, short-term investments, grant receivable, notes payable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at March 31, 2007.

We have cash equivalents and short-term investments at March 31, 2007, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and corporate debt securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2007.

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

Item 4.                        Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

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

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, all of which could materially affect our business, financial condition or future results. The risks described in the Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.                        Exhibits

10.1	Amendment to August 11, 2002 Employment Agreement, dated May 10, 2007, by and between the Registrant and Ron Cohen.
10.2	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Andrew R. Blight.
10.3	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Mary Fisher.
10.4	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and David Lawrence.
10.5	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Jane Wasman.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of New York, on this  14th day of May 2007.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN
Ron Cohen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RON COHEN	President, Chief Executive Officer and	May 14, 2007
Ron Cohen, M.D.	Director (Principal Executive Officer)
/s/ DAVID LAWRENCE	Chief Financial Officer (Principal Financial	May 14, 2007
David Lawrence, M.B.A.	Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to August 11, 2002 Employment Agreement, dated May 10, 2007, by and between the Registrant and Ron Cohen.
10.2	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Andrew R. Blight.
10.3	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Mary Fisher.
10.4	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and David Lawrence.
10.5	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Jane Wasman.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.