Form 10-Q
period 2007-06-30
ACORDA THERAPEUTICS INC
filed 2007-08-10
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $0.001 par value per share	28,412,475 shares

ACORDA THERAPEUTICS, INC.
TABLE OF CONTENTS

i

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

ii

PART I

Item 1.                        Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,474,411	$18,100,908
Restricted cash	281,191	274,381
Short-term investments	69,206,721	35,655,524
Trade accounts receivable, net	3,564,389	4,316,099
Grant receivable	73,432	73,004
Prepaid expenses	1,552,201	1,406,024
Finished goods inventory held by the Company	4,429,562	4,701,025
Finished goods inventory held by others	1,566,314	1,520,064
Revenue interest milestone receivable	—	5,000,000
Other current assets	904,926	1,186,402
Total current assets	117,053,147	72,233,431
Property and equipment, net of accumulated depreciation	1,427,407	1,222,704
Intangible assets, net of accumulated amortization	14,722,574	10,177,592
Other assets	704,693	734,318
Total assets	133,907,821	$84,368,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,809,207	$3,315,391
Accrued expenses and other current liabilities	12,138,723	10,717,350
Deferred product revenue—Zanaflex tablets	8,400,819	9,116,975
Deferred product revenue—Zanaflex Capsules	10,634,221	11,324,161
Current portion of notes payable	732,375	1,044,167
Current portion of revenue interest liability	3,513,291	3,391,574
Total current liabilities	38,228,636	38,909,618
Long-term portion of notes payable	—	187,427
Put/call liability	362,500	350,000
Non current portion of revenue interest liability	18,030,672	19,744,454
Long-term convertible notes payable	6,605,531	6,507,827
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2007 and December 31, 2006; issued and outstanding 27,495,089 and 23,657,755 shares as of June 30, 2007 and December 31, 2006, respectively	27,495	23,658
Additional paid-in capital	318,330,150	250,693,024
Accumulated deficit	(247,773,755)	(232,061,303)
Other comprehensive income	96,592	13,340
Total stockholders’ equity	70,680,482	18,668,719
Total liabilities and stockholders’ equity	$133,907,821	$84,368,045

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	Three-month period ended June 30,	Three-month period ended June 30,	Six-month period ended June 30,	Six-month period ended June 30,
	2007	2006	2007	2006
Gross sales—Zanaflex	$10,498,673	$7,892,453	$19,303,694	$11,766,038
Less: discounts and allowances	(1,014,423)	1,531,758	(1,508,672)	1,335,876
Net sales	9,484,250	9,424,211	17,795,022	13,101,914
Grant revenue	10,192	179,308	16,187	301,265
Total net revenue	9,494,442	9,603,519	17,811,209	13,403,179
Less: cost of sales	(2,010,621)	(1,343,906)	(3,564,920)	(2,385,124)
Gross profit	7,483,821	8,259,613	14,246,289	11,018,055
Operating expenses:
Research and development	4,007,479	3,021,016	7,251,432	6,297,885
Sales and marketing	7,118,313	4,282,574	14,087,735	8,844,850
General and administrative	4,475,797	3,560,028	8,829,929	5,837,876
Total operating expenses	15,601,589	10,863,618	30,169,096	20,980,611
Operating loss	(8,117,768)	(2,604,005)	(15,922,807)	(9,962,556)
Other income (expense):
Interest and amortization of debt discount expense	(796,245)	(603,643)	(1,200,406)	(907,534)
Interest income	712,790	310,807	1,364,120	572,878
Other income	13,761	488	22,891	2,852
Gain on sale of property and equipment	23,750	—	23,750	—
Total other income (expense)	(45,944)	(292,348)	210,355	(331,804)
Cumulative effect of change in accounting principle	—	—	—	454,225
Net loss	(8,163,712)	(2,896,353)	(15,712,452)	(9,840,135)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	—	—	—	(36,007,456)
Net loss allocable to common stockholders	$(8,163,712)	$(2,896,353)	$(15,712,452)	$(45,847,591)
Net loss per share—basic and diluted	$(0.33)	$(0.15)	$(0.65)	$(3.00)
Weighted average common shares outstanding used in computing net loss per share—basic and diluted	24,450,036	19,628,928	24,073,945	15,278,187

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Six-month period ended June 30,	Six-month period ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(15,712,452)	$(9,840,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	4,069,625	1,944,127
Amortization of note discount	—	23,310
Amortization of net premiums and discounts on short-term investments	(817,808)	7,783
Cumulative effect of change in accounting principle	—	(454,225)
Amortization of revenue interest issuance cost	35,340	21,240
Accretion of discount	—	22,960
Unrealized gain on warrants	—	(51,774)
Depreciation and amortization expense	871,432	854,801
Loss on put/call liability	12,500	—
Gain on disposal of property and equipment	(23,750)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	751,710	(606,681)
Increase in grant receivables	(428)	(68,697)
Decrease in prepaid expenses and other current assets	135,299	815,503
Decrease (increase) in inventory held by the Company	271,463	(657,825)
(Increase) decrease in inventory held by others	(46,250)	64,127
(Increase) decrease in other assets	(5,715)	(17,000)
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	1,004,876	(7,063,314)
Decrease in returns liability	—	(1,831,211)
(Decrease) increase in deferred product revenue—tablets	(716,156)	604,426
Decrease in deferred product revenue—Capsules	(689,940)	(3,028,718)
Restricted cash	(6,810)	(4,437)
Net cash used in operating activities	(10,867,064)	(19,265,740)
Cash flows from investing activities:
Purchases of property and equipment	(597,367)	(259,871)
Purchases of intangible assets	(5,000,000)	—
Purchases of short-term investments	(70,200,137)	(5,494,034)
Proceeds from maturities of short-term investments	37,550,000	6,986,000
Net cash (used in)/provided by investing activities	(38,247,504)	1,232,095
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	63,571,338	31,476,230
Proceeds from sale of revenue interest	5,000,000	—
Repayments of revenue interest liability	(1,584,048)	(1,027,770)
Repayments of notes payable	(499,219)	(491,745)
Net cash provided by financing activities	66,488,071	29,956,715
Net increase in cash and cash equivalents	17,373,503	11,923,069
Cash and cash equivalents at beginning of period	18,100,908	11,761,299
Cash and cash equivalents at end of period	$35,474,411	$23,684,368
Supplemental disclosure:
Cash paid for interest	1,095,778	69,062
Non-cash activities:
Accrued Zanaflex milestone payments	5,000,000	—
Accrued inventory	1,826,622	—
Conversion of preferred stock to common stock	—	127,219,795
Non-cash charges related to convertible preferred stock:
Beneficial conversion feature	—	48,470,740
Preferred dividend	—	(12,734,009)
Accretion of issuance costs	—	270,725

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the “SEC”). We have made certain reclassifications to the 2006 financial statements to conform to the 2007 presentation.

The Company completed an initial public offering on February 9, 2006. As part of that offering, 6,075,614 shares of the Company’s common stock were sold, resulting in net proceeds of approximately $31.5 million after deducting the underwriting discount and offering expenses payable by the Company.

The Company completed a private placement on October 6, 2006. As part of that offering, 3,230,769 shares of the Company’s common stock were sold, resulting in proceeds to the Company of approximately $29.8 million, net of issuance costs.

The Company completed a secondary public offering on June 13, 2007. As part of that offering, 3,626,960 shares of the Company’s common stock were sold, resulting in proceeds of approximately $62.7 million, net of issuance costs.

In July 2007, the underwriters of the June 2007 secondary public offering exercised their option to purchase an additional 562,500 shares of common stock, resulting in additional proceeds of approximately $9.6 million, net of issuance costs.

The Company is devoting substantially all of its efforts to promoting sales of Zanaflex Capsules, conducting clinical trials, pursuing regulatory approval for products under development, and engaging in preclinical development. The Company has begun to generate product revenues but has not achieved profitable operations or positive cash flows from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit since inception through June 30, 2007 was $247.8 million and the Company expects to continue to incur losses for the foreseeable future. Further, the Company’s future operations are dependent on the success of the Company in commercializing Zanaflex Capsules, completing the clinical development of Fampridine-SR in MS and obtaining regulatory approval and market acceptance of this product candidate and advancing its preclinical programs.

The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations through the first quarter of 2009 based on the Company’s current projected revenue and spending levels. To the extent the Company’s capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future R&D activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The provisions of EITF Issue No. 07-3 are effective for the fiscal years beginning after December 15, 2007, with a cumulative-effect adjustment to Retained Earnings as of the beginning of the year of adoption. The Company is evaluating the potential impact of this consensus.

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

(3) Share Based Compensation

The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, “Share Based Payment”. During the three-month periods ended June 30, 2007 and 2006, the Company recognized share-based compensation expense of $1.9 million and $914,000 respectively. During the six-month periods ended June 30, 2007 and 2006, the Company recognized share-based compensation expense of $4.1 million and $1.9 million respectively. Activity in options and restricted stock during the six-month period ended June 30, 2007 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2007 and 2006 amounted to approximately $16.16 and $2.65, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2007 and 2006 amounted to approximately $13.07 and $3.78, respectively.

A summary of share-based compensation activity for the six-month period ended June 30, 2007 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2007	2,534,663	$ 6.23
Granted	903,083	19.30
Forfeited	(2,500)	18.15
Exercised	(134,212)	5.97
Balance at June 30, 2007	3,301,034	$ 9.80	8.09	$ 26,220,032
Vested and expected to vest at June 30, 2007	3,218,449	$ 9.69	8.07	$ 25,886,534
Vested and exercisable at June 30, 2007	1,425,764	$ 5.16	6.85	$ 17,123,796

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2007	413,477
Granted	—
Vested	(59,293)
Forfeited	—
Nonvested at June 30, 2007	354,184

As of June 30, 2007, there was $17.0 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.5 years.

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

The Company had available net operating loss carry-forwards (“NOL”) of approximately $161.4 million and $144.7 million as of June 30, 2007 and December 31, 2006, respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026. The Company also has research and development tax credit carryforwards of approximately $1.3 million as of June 30, 2007 and December 31, 2006, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

At June 30, 2007 and December 31, 2006, the Company had a deferred tax asset of $101.0 million and $94.2 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes, as a result of past financings and its initial public offering in February 2006, private placement in October 2006, and secondary public offering in June 2007. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its net deferred tax assets as of and for all periods presented. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(5)          Elan Milestones

In July 2004, we acquired all of Elan’s research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. We made an upfront payment to Elan of $2.0 million and are obligated to pay royalties on sales and to make milestone payments upon achievement of specified sales levels. During the three-month period ended June 30, 2007, the Company reached the fourth cumulative product sale milestone threshold and accordingly, accrued a payment of $5.0 million, which will be made to Elan during the three-month period ended September 30, 2007. As of June 30, 2007, the Company has made or accrued a total of $14.5 million of these milestone payments. The final remaining milestone payment of $5.0 million will be due upon the achievement of $105.0 million in cumulative sales.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

Since we commenced operations in 1995, we have devoted substantially all of our resources to the identification, development and commercialization of novel therapies that improve neurological function in people with MS, SCI and other disorders of the CNS. Our marketed drug, Zanaflex Capsules, is FDA-approved for the management of spasticity. We announced positive results from a Phase 3 clinical trial of our lead product candidate, Fampridine-SR, for the improvement of walking ability in people with MS in September 2006.

In May 2007, we reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for a second Phase 3 trial of Fampridine-SR in multiple sclerosis (MS), MS-F204, and we initiated this trial in June 2007. The objective of this study is to show that individuals treated with Fampridine-SR are significantly more likely to have consistent improvements in their walking than those treated with placebo. Pending clinical results, the FDA has agreed that this trial, together with our first Phase 3 trial, MS-F203, would be adequate to support a New Drug Application (NDA) for Fampridine-SR. Our preclinical programs also target MS and SCI, as well as other CNS disorders, including stroke and traumatic brain injury.

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

We have established our own specialty sales force in the United States, which consisted of 65 sales professionals as of June 30, 2007. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and distribution customers. In addition, we retain TMS Professional Markets Group, LLC to provide a small, dedicated sales force of pharmaceutical telesales professionals who contact primary care, specialist physicians and pharmacists.

Results of Operations

Three-Month Period Ended June 30, 2007 Compared to June 30, 2006

Gross Sales

We recognize product sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $10.5 million for the three-month period ended June 30, 2007, as compared to $7.9 million for the three-month period ended June 30, 2006. The increase was due to an increase in prescriptions written for our products that we believe is the result of our increased sales force.

As part of the Zanaflex acquisition, the Company purchased certain tablet inventory from Elan that expired within one year. The majority of this product was sold by the Company during July 2004 through

March 2005. The Company deferred revenue for this product due to the uncertainty of future returns. The Company received returns of the product sold by Elan through June 2006, at which point the right of return expired and in June 2006 the Company recognized the $2.2 million deferred revenue balance as gross sales.

Discounts and Allowances

We recorded discounts and allowances of $1.0 million for the three-month period ended June 30, 2007 as compared to negative $1.5 million for the three-month period ended June 30, 2006. As part of the 2004 Zanaflex acquisition, we agreed to accept Zanaflex tablets returns that were received subsequent to January 17, 2005, including returns of product originally sold by Elan. Product returns prior to that date were the responsibility of Elan. As a result of this agreement, we recorded a returns liability of $4.1 million in December 2004, which was our best estimate of the Zanaflex tablet returns for which we could potentially become liable. Our obligation to continue to accept these returns ended in June 2006. Based on the returns we accepted through June 2006, the net balance remaining on this liability was approximately $1.8 million. We reversed this liability in June 2006, which resulted in a reduction in discounts and allowances of $1.8 million and a corresponding reduction of the product return liability on our balance sheet.

Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the three-month period ended June 30, 2007 consisted of $413,000 in fees for services to wholesalers, $352,000 in allowances for chargebacks and rebates and $250,000 in cash discounts. Discounts and allowances for the three-month period ended June 30, 2006 consisted of negative $1.8 million due to the Elan product return liability reversal described above, $141,000 in allowances for chargebacks and rebates, and $128,000 in cash discounts.

Grant Revenue

Grant revenue for the three-month period ended June 30, 2007 was $10,000 compared to $179,000 for the three-month period ended June 30, 2006. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

We recorded cost of sales of $2.0 million for the three-month period ended June 30, 2007 as compared to $1.3 million for the three-month period ended June 30, 2006. The increase was primarily due to the increase in gross sales. Cost of sales for the three-month period ended June 30, 2007 consisted of $924,000 in inventory costs related to recognized revenues, $787,000 in royalty fees, based on net product shipments, $228,000 in amortization of intangible assets, an amount unrelated to either the volume of shipments or the amount of revenue recognized, and $72,000 in period costs related to freight, destruction and stability testing. Cost of sales for the three-month period ended June 30, 2006 consisted of $564,000 in inventory costs related to recognized revenue, $549,000 in royalty fees, based on net product shipments, $185,000 in amortization of intangible assets, an amount unrelated to either the volume of shipments or the amount of revenue recognized, and $46,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to our Paul Royalty Fund, or PRF, transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact our cost of sales.

Research and Development

Research and development expenses for the three-month period ended June 30, 2007, were $4.0 million as compared to $3.0 million for the three-month period ended June 30, 2006, an increase of approximately $1.0 million, or 33%. MS clinical development program expense decreased $275,000 or 16% to $1.5 million for the three-month period ended June 30, 2007 primarily due to the completion of our initial Phase 3 clinical trial in September 2006 offset by start up costs for our second Phase 3 clinical trial which began in June 2007. Other contract expenses increased $434,000 or 215% to $636,000 for the three-month period ended June 30, 2007 as a result of manufacturing and stability fees for Fampridine-SR.

Operating expenses for clinical development, preclinical research and development and regulatory were $1.8 million for the three-month period ended June 30, 2007, compared to $1.0 million for the three-month period ended June 30, 2006, an increase of $824,000, or 80%. This increase was primarily attributable to an increase regulatory operating expenses of $400,000 and in salaries and benefits of approximately $263,000.

Sales and Marketing

Sales and marketing expenses for the three-month period ended June 30, 2007 were $7.1 million compared to $4.3 million for the three-month period ended June 30, 2006, an increase of approximately $2.8 million or 66%. This increase was primarily attributable to an increase in salaries and benefits of $2.2 million and other selling related expenses of $421,000 resulting from the expansion of our Zanaflex Capsules specialty sales force completed during the three-month period ended March 31, 2007.

General and Administrative

General and administrative expenses for the three-month period ended June 30, 2007 were $4.5 million compared to $3.6 million for the three-month period ended June 30, 2006, an increase of approximately $900,000, or 26%. General and administrative salaries increased $754,000 due to headcount and salary increases and other third party services increased by $188,000 resulting from costs associated with compliance activities from being a publicly traded company.

Other Income (Expense)

Other expense was $46,000 for the three-month period ended June 30, 2007 compared to other expense of $292,000 for the three-month period ended June 30, 2006, a decrease of approximately $246,000 or 84%. This decrease was largely due to a $402,000 increase in interest income as a result of the investment of our net proceeds from the secondary public offering in June 2007 and private placement in October 2006 offset by an increase in interest expense of $193,000 principally related to the PRF revenue interest agreement.

Six-Month Period Ended June 30, 2007 Compared to June 30, 2006

Gross Sales

We recognize product sales using a deferred revenue recognition model meaning that shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $19.3 million for the six-month period ended June 30, 2007, as compared to $11.8 million for the six-month period ended June 30, 2006. The increase was due to an increase in prescriptions written for our products that we believe is the result of our increased sales force.

As part of the Zanaflex acquisition, the Company purchased certain tablet inventory from Elan that expired within one year. The majority of this product was sold by the Company during July 2004 through March 2005. The Company deferred revenue for this product due to the uncertainty of future returns. The Company received returns of the product sold by Elan through June 2006 at which point the right of return expired and in June 2006 the Company recognized the $2.2 million deferred revenue balance as gross sales.

Discounts and Allowances

We recorded discounts and allowances of $1.5 million for the six-month period ended June 30, 2007 as compared to negative $1.3 million for the six-month period ended June 30, 2006. As part of the 2004 Zanaflex acquisition, we agreed to accept Zanaflex tablets returns that were received subsequent to January 17, 2005, including returns of product originally sold by Elan. Product returns prior to that date were the responsibility of Elan. As a result of this agreement, we recorded a returns liability of $4.1 million in December 2004 which was our best estimate of the Zanaflex tablet returns for which we could potentially become liable. Our obligation to continue to accept these returns ended in June 2006. Based on the returns we accepted through June 2006, the net balance remaining on this liability was approximately $1.8 million. We reversed this liability in June 2006 which resulted in a reduction in discounts and allowances of $1.8 million and a corresponding reduction of the product return liability on our balance sheet.

Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the six-month period ended June 30, 2007 consisted of $549,000 for fees for services to wholesalers, $542,000 in allowances for chargebacks and rebates and $418,000 in cash discounts. Discounts and allowances for the six-month period ended June 30, 2006, consisted of negative $1.8 million due to the Elan product return liability reversal described above, $232,000 in allowances for chargebacks and rebates, and $232,000 in cash discounts.

Grant Revenue

Grant revenue for the six-month period ended June 30, 2007 was $16,000 compared to $301,000 for the six-month period ended June 30, 2006. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

We recorded cost of sales of $3.6 million for the six-month period ended June 30, 2007 as compared to $2.4 million for the six-month period ended June 30, 2006. The increase was primarily due to the increase in gross sales. Cost of sales for the six-month period ended June 30, 2007 consisted of $1.7 million in inventory costs related to recognized revenues, $1.3 million in royalty fees, based on net product shipments, $455,000 in amortization of intangible assets, an amount unrelated to either the volume of shipments or the amount of revenue recognized, and $157,000 in period costs related to freight, destruction and stability testing. Cost of sales for the six-month period ended June 30, 2006 consisted of $984,000 in inventory costs related to recognized revenue, $895,000 in royalty fees, based on net product shipments, $370,000 in amortization of intangible assets, an amount unrelated to either the volume of shipments or the amount of revenue recognized, and $136,000 in period costs related to packaging, freight, and stability testing.

Research and Development

Research and development expenses for the six-month period ended June 30, 2007, were $7.3 million as compared to $6.3 million for the six-month period ended June 30, 2006, an increase of approximately $1.0 million, or 15%. MS clinical development program expense decreased $947,000 or 25% to $2.9 million for the six-month period ended June 30, 2007 primarily due to the completion of our initial MS Phase 3 clinical trial in September 2006. Other contract expense increased $471,000 or 132% to $827,000 for the six-month period ended June 30, 2007 as a result of manufacturing and stability fees for Fampridine-SR.

Operating expenses for clinical development, preclinical research and development and regulatory was $3.6 million for the six-month period ended June 30, 2007, compared to $2.1 million for the six-month period ended June 30, 2006, an increase of $1.5 million, or 71%. This increase is primarily attributable to an increase in salaries and benefits of $619,000 and regulatory operating expenses of $702,000.

Sales and Marketing

Sales and marketing expenses for the six-month period ended June 30, 2007, were $14.1 million compared to $8.9 million for the six-month period ended June 30, 2006, an increase of approximately $5.2 million or 59%. This increase was primarily attributable to an increase in salaries and benefits of $4.0 million and other selling related expenses of $962,000 resulting from the expansion of our Zanaflex Capsules specialty sales force completed during the three-month period ended March 31, 2007.

General and Administrative

General and administrative expenses for the six-month period ended June 30, 2007, were $8.8 million compared to $5.8 million for the six-month period ended June 30, 2006, an increase of approximately $3.0 million, or 51%. General and administrative salaries increased $1.7 million due to headcount and salary increases, other third party services increased by $821,000 resulting from costs associated with compliance activities from being a publicly traded company and insurance expense increased by approximately $109,000.

Other Income (Expense)

Other income was $210,000 for the six-month period ended June 30, 2007 compared to other expense of $332,000 for the six-month period ended June 30, 2006, an increase of approximately $542,000 or 163%. This increase was largely due to a $791,000 increase in interest income as a result of the investment of our net proceeds from the secondary public offering in June 2007 and private placement in October 2006 offset by an increase in interest expense of $293,000 principally related to the PRF revenue interest agreement.

Cumulative effect of change in accounting principle

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. In connection with the adoption of SFAS No. 123R, the Company changed its method of recognizing the number of outstanding instruments for which the requisite service is not expected to be rendered from an actual basis to an estimate. This change resulted in the recognition of a cumulative effect of change in accounting principle as of January 1, 2006 of $454,000 which was recognized in the six-month period ended June 30, 2006. The cumulative effect adjustment represented the difference between compensation cost recognized through the date of adoption using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures.

Beneficial Conversion Feature, Accretion of Issuance Costs, Preferred Dividends and Fair Value of Warrants Issued to Convertible Preferred Stockholders

Charges related to preferred stock decreased from $36.0 million for the six-month period ended June 30, 2006 to no charge for the six-month period ended June 30, 2007, due to the recognition of the remaining unamortized portion of beneficial conversion charges and issuance costs and reversal of the cumulative preferred dividend upon the completion of our initial public offering of our common stock in February 2006. No further charges are necessary.

Liquidity and Capital Resources

We have incurred annual operating losses since inception and, as of June 30, 2007, we had an accumulated deficit of approximately $247.8 million. We have financed our operations primarily through private placements of our securities, and, to a lesser extent, from loans, government grants and, more recently, our financing arrangement with PRF, and issuances of our common stock.

Our initial public offering in February 2006 resulted in the issuance of approximately 6.1 million shares of our common stock and the conversion of all of our outstanding convertible and mandatorily convertible preferred stock. In connection with the offering of common shares, we raised approximately $31.5 million, net of issuance costs.

We completed a private placement in October 2006 in which approximately 3.2 million shares of our common stock were sold, resulting in proceeds to us of approximately $29.8 million, net of issuance costs.

We completed a secondary public offering in June 2007 in which approximately 3.6 million shares of our common stock were sold, resulting in proceeds to us of approximately $62.7 million, net of issuance costs.

In July 2007, the underwriters of our June secondary offering exercised their option to purchase an additional 562,500 shares of our common stock, resulting in proceeds to us of approximately $9.6 million, net of issuance costs.

Financing Arrangements

Since our inception and through June 30, 2007, we have raised aggregate net proceeds of $189.0 million through private placements of equity securities. In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities, of which $5.0 million was outstanding as of June 30, 2007. In January 2005, we entered into a $6.0 million senior secured term loan, which is collateralized by all of our personal property and fixtures, other than the property that secures our revenue interests assignment arrangement with PRF, of which $732,000 was outstanding as of June 30, 2007.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $21.5 million in accordance with EITF 88-18, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 4.6%. Payments made to PRF as a result of Zanaflex sales levels reduce the accrued interest liability and the principal amount of the revenue interest liability.

Investment Activities

At June 30, 2007, cash and cash equivalents and short-term investments were approximately $104.7 million, as compared to $53.8 million at December 31, 2006. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and high-quality government and investment grade corporate bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of June 30, 2007, our cash and cash equivalents were $35.5 million, as compared to $18.1 million as of December 31, 2006. Our short-term investments consist of corporate debt securities with remaining maturities greater than three months and less than one year. The balance of these investments was $69.2 million as of June 30, 2007, as compared to $35.7 million as of December 31, 2006.

Inventory

During the three-month period ended June 30, 2007, results from stability testing performed on Zanaflex Capsules by our manufacturing partner, Elan, will now support an increase in Zanaflex Capsules expiration dating from 36 months to 48 months. The ultimate outcome of this testing is the addition of 12 months onto our Zanaflex Capsules product expiration dating which extends the shelf life of the product by 12 months.

Net Cash Used in Operations

Net cash used in operations was $10.9 million and $19.3 million for the six-month period ended June 30, 2007 and 2006, respectively. Cash used by operations for the six-month period ended June 30, 2007 was primarily attributable to a net loss of $15.7 million, amortization of the discount on short-term investments of $818,000, and a decrease in Zanaflex tablets and Capsule deferred product revenues of $716,000 and $690,000, respectively. Cash used in operations for the six-month period ended June 30, 2007, was partially offset by a non-cash stock compensation expense of $4.1 million, an increase in accounts payable, accrued expenses, and other current liabilities of $1.0 million, depreciation and amortization of $871,000, a decrease in accounts receivable of $752,000 due to decreased shipments during that period due to accelerated wholesaler ordering during the three-month period ended December 31, 2006 in expectation of a price increase at the beginning of 2007, a decrease in inventory of $225,000, and a decrease in prepaid expenses and other current assets of $135,000. Cash used by operations for the six-month period ended June 30, 2006 was primarily attributable to a net loss of $9.8 million, a decrease in accounts payable, accrued expenses and other current liabilities of $7.1 million, a decrease in Zanaflex Capsules deferred product revenue of $3.0 million and a decrease in returns liability of $1.8 million. Cash used in operations for the six-month period ended June 30, 2006 was partially offset by non-cash stock compensation expense of $1.9 million and depreciation and amortization expense of $855,000.

Net Cash Used in/Provided by Investing

Net cash used in investing activities for the six-month period ended June 30, 2007 was $38.2 million, primarily due to $70.2 million in net purchases of short-term investments, offset by $37.6 million in proceeds from maturities of short-term investments and $5.0 million for the purchase of intangible assets due to a milestone payment relating to Zanaflex Capsules.

Net Cash Used in/Provided by Financing

Net cash provided by financing activities for the year six-month period ended June 30, 2007 was $66.5 million, primarily due to $63.6 million in net proceeds from the issuance of common stock and option exercises and $5.0 million received from the PRF transaction which was offset by $1.6 million in repayments to PRF and $499,000 for notes payable.

Future Capital Needs

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Zanaflex Capsules, the continued progress of our research and development activities, the timing and outcome of regulatory approvals, the amount and timing of milestone or other payments made under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights and the acquisition of licenses to new products or compounds. We expect to incur losses from operations for at least the next several years as we continue to support our sales and marketing infrastructure and increase our marketing efforts to support the commercialization of Zanaflex Capsules, continue our clinical development and pre-launch planning for Fampridine-SR, and advance our preclinical programs.

The Company believes that its current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations through the first quarter of 2009 based on the Company’s current projected revenue and spending levels. To the extent the Company’s capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

In July 2004, we acquired all of Elan’s research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. We made an upfront payment to Elan of $2.0 million and are obligated to pay royalties on sales and to make milestone payments upon achievement of specified sales levels. During the three-month period ended June 30, 2007, the Company reached the fourth cumulative product sale milestone threshold and accordingly, accrued a payment of $5.0 million, which will be made to Elan during the three-month period ended September 30, 2007. As of June 30, 2007, the Company has made or accrued a total of $14.5 million of these milestone payments. The final remaining milestone payment of $5.0 million will be due upon the achievement of $105.0 million in cumulative sales.

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

Under our Zanaflex purchase agreement with Elan, we are obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of June 30, 2007, we have made or accrued $14.5 million of these milestone payments in the consolidated financial statements. Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are required to order 100% of the forecast required quantities for each five-month period immediately following each monthly forecast report. At June 30, 2007, the forecast requirement for the five-month period following June 30, 2007 amounted to approximately $3.7 million.

Under our Fampridine-SR license agreement with Elan, we are obligated to make milestone payments to Elan of up to $15.0 million over the life of the contract and royalty payments as a percentage of product sales. We have not made any payments under this agreement to date. In addition, under our various other research, license and collaboration agreements with other parties we are obligated to make milestone payments of up to an aggregate of approximately $16.8 million over the life of the contracts.

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

On May 10, 2007, we executed amendments to the employment agreements of our chief executive officer, Dr. Ron Cohen, our chief scientific officer, Dr. Andrew Blight, our chief operating officer, Mary Fisher, our chief financial officer, David Lawrence and our general counsel, Jane Wasman. On July 19, 2007 our chief operating officer, Mary Fisher announced her resignation.

Under the terms of Dr. Cohen’s employment agreement, in the event that we terminate the agreement with Dr. Cohen without cause, or if Dr. Cohen voluntarily terminates the agreement with good reason, we are obligated to make severance payments equal to 15 months’ base annual salary and COBRA premium payments for the severance period plus a bonus equal to his prior year’s bonus pro rated for the number of days worked prior to termination. This amount would be paid in a lump sum within 30 days after such termination. In such event, all of Dr. Cohen’s stock awards will become immediately vested, with all options and stock appreciation rights exercisable for 48 months following termination.

If Dr. Cohen’s employment terminates for death or disability, we are obligated to pay his base salary for three months and COBRA premiums for the COBRA coverage period and 65% of his outstanding options will become immediately vested and remain exercisable for 48 months following such termination or for a lesser period, to the extent necessary to comply with U.S. tax law.

If Dr. Cohen voluntarily terminates his employment without good reason following a “change in control” (as defined in his employment agreement), we are obligated to make severance payments equal to 12 months’ base annual salary and COBRA premium payments for the severance period and he is entitled to receive a bonus equal to his prior year’s bonus pro rated for the number of days worked prior to termination. In addition, following implementation of the amendment to Dr. Cohen’s employment and award agreement(s) as described above, if the “change in control” constitutes a “reorganization event” (as defined in the Company’s 2006 Employee Incentive Plan), 100% of his outstanding options, restricted stock and any other awards will become immediately vested; otherwise not less than 50% of the unvested awards will become immediately and fully vested. Furthermore, all vested options will remain exercisable for 48 months following termination. Following his termination of employment, Dr. Cohen will remain subject to confidentiality, non-competition and non-solicitation covenants for one year in the case of non-competition and non-solicitation and five years in the case of confidentiality.

In the event we terminate our employment agreement with Dr. Blight, Mr. Lawrence or Ms. Wasman without cause, or if one of them voluntarily terminates his or her agreements with good reason, we are obligated to make severance payments equal to nine months base annual salary, in the case of Dr. Blight, and seven months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, as well as COBRA premium payments for the severance period. In such event, all options, stock appreciation rights awards and restricted stock awards that have vested as of the termination date shall remain exercisable for 90 days following such date, or for a lesser period, to the extent necessary to comply with U.S. tax law. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination.

If Dr. Blight, Mr. Lawrence or Ms. Wasman voluntarily terminates his or her employment with good reason or if we terminate his or her employment without cause within 18 months after a “change in control” (as defined in their employment agreements), we are obligated to make severance payments equal to one year’s base annual salary, in the case of Dr. Blight, and nine months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, in each case paid in a lump sum within 30 days after termination, as well as COBRA premium payments for the severance period plus a bonus equal to a prior year’s bonus pro rated for the number of days worked prior to termination. We are also obligated to pay salary earned but not paid, vacation and sick leave days that have accrued, and reimbursable business expenses incurred through the date of termination. In addition, upon implementation of the amendment to each executive officer’s employment and award agreement(s) as described above, if the “change in control” constitutes a “reorganization event” (as defined in the Company’s 2006 Employee Incentive Plan), 100% of the outstanding options and restricted stock and any other awards then held by each such executive officer will become immediately vested; otherwise, not less than 50% of the unvested awards will become immediately and full vested. Furthermore, all vested options will remain exercisable for 18 months following such date, or for a lesser period, to the extent necessary to comply with U.S. tax law. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination.

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

We have not recorded any tax provision or benefit for the three or six-month periods ended June 30, 2007 and 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at June 30, 2007.

As of June 30, 2007, we had available net operating loss carry-forwards of approximately $161.4 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026 and research and development tax credit carry-forwards of approximately $1.3 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future R&D activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The provisions of EITF Issue No. 07-3 are effective for the fiscal years beginning after December 15, 2007, with a cumulative-effect adjustment to Retained Earnings as of the beginning of the year of adoption. The Company is evaluating the potential impact of this consensus.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash and cash equivalents, short-term investments, grant receivable, notes payable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at June 30, 2007.

We have cash equivalents and short-term investments at June 30, 2007, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and corporate debt securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2007.

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

Item 4.                        Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

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

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 5, 2007. Holders of an aggregate of 24,126,812 shares of our common stock at the close of business on April 23, 2007 were entitled to vote at the meeting, of which 18,766,212 were present in person or represented by proxy. At the Annual Meeting, our stockholders voted as follows:

Proposal One.   To elect two Class II directors to serve until the 2010 Annual Meeting of Stockholders.

Name of Nominee	Total Votes For	Total Votes Withheld
Sandra Panem, Ph.D	16,376,577	2,389,635
Wise Young, Ph.D, MD	13,986,053	4,780,159

Drs. Panem and Young were elected to serve as Class II directors as noted above. Our Class III directors, whose term of office expires at the 2008 Annual Meeting of Stockholders, are: Drs. Cohen and Messrs. Philips, Randall and Rauscher. Our Class I directors, whose term of office expires at the 2009 Annual Meeting of Stockholders, are: Messrs. Greene and Smith. No other persons were nominated, or received votes, for election as directors of Acorda Therapeutics at our 2007 Annual Meeting of Stockholders. There were no broker non-votes with respect to this proposal.

Proposal Two.   To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2007.

Total Shares Voted	Total Votes For	Total Votes Against	Total Votes Abstained
	18,762,318	1,334	2,560

The appointment of KPMG LLP was ratified. There were no broker non-votes with respect to this proposal.

Item 6.                        Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of New York, on this 10th day of August 2007.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN
Ron Cohen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RON COHEN	President, Chief Executive Officer and	August 10, 2007
Ron Cohen, M.D.	Director (Principal Executive Officer)
/s/ DAVID LAWRENCE	Chief Financial Officer (Principal Financial	August 10, 2007
David Lawrence, M.B.A.	Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.