Form 10-K
period 2007-12-31
ACORDA THERAPEUTICS INC
filed 2008-03-14
CIK 1008848

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2007, the aggregate market value of the Registrant's voting stock held by non-affiliates was $391,551,652. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2007 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

          As of February 22, 2008, the registrant had 32,458,352 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;
Part III, Item 14, Principal Accounting Fees and Services.

ACORDA THERAPEUTICS, INC.
2007 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

        This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly in the "Risk Factors that May Affect Results" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

PART I

Item 1.    Business.

Company Overview

        We are a commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis, or MS, spinal cord injury, or SCI, and other disorders of the central nervous system, or CNS. Our marketed product, Zanaflex Capsules, is approved by the U.S. Food and Drug Administration (FDA) for the management of spasticity. Our lead product candidate, Fampridine-SR, is in Phase 3 development for the improvement of walking ability in patients with MS. In September 2006, we reported positive Phase 3 clinical trial results from our first Phase 3 trial and we expect to have results from our second Phase 3 trial of Fampridine-SR in the latter part of the second quarter of 2008. If the results of this trial are favorable, we intend to submit a New Drug Application (NDA) to the FDA in the first quarter of 2009. We are working with European regulatory consultants to clarify the requirements and optimal process for approval for Fampridine-SR in Europe. Our preclinical programs also target other aspects of MS, as well as SCI and other CNS disorders, including stroke and traumatic brain injury.

        Approximately 650,000 people in the United States suffer from MS or SCI and the combined annual cost of treatment for these conditions exceeds $13 billion. It is estimated that a total of approximately 10 million people live with the long-term consequences of traumatic brain injury and stroke in the United States.

        Our goal is to continue to grow as a fully-integrated biopharmaceutical company by commercializing pharmaceutical products, developing our product candidates and advancing our preclinical programs for these large and underserved markets.

Company Highlights

  •
  Our lead product candidate, Fampridine-SR, completed a positive Phase 3 clinical trial for improvement of walking ability in people with MS in September 2006. A Special Protocol Assessment (SPA) is a process in which the sponsor of a trial seeks written agreement with the FDA regarding the design, size, and conduct of a Phase 3 clinical trial whose data will form the primary basis for an efficacy claim. In this trial, statistical significance was achieved on all three efficacy criteria defined in the SPA. A significantly greater proportion of people taking Fampridine-SR had a consistent improvement in walking speed, one of the trial's primary outcomes, compared to people taking a placebo. In addition, the effect was maintained throughout the 14-week treatment period, and there was a statistically significant improvement among responders compared to non-responders in the 12-Item MS Walking Scale (MSWS-12), a self-rated assessment of walking disability. In May 2007, we reached agreement with the FDA on an SPA for a second Phase 3 trial of Fampridine-SR in MS, MS-F204. We expect results from this trial in the latter part of the second quarter of 2008. The objective of this trial is to show that individuals treated with Fampridine-SR are significantly more likely to have consistent improvements in their walking than those treated with placebo. Pending clinical results, the FDA has agreed that this trial, together with our first Phase 3 trial, MS-F203, would be adequate to support an NDA for Fampridine-SR. A Thorough QT cardiac study was initiated in September 2007 and favorable results from that study were released in January 2008. This study evaluated the potential to cause an increase in the electrocardiographic QT interval. Fampridine-SR, at both therapeutic and supratherapeutic doses, was found to be no different than placebo. We believe Fampridine-SR is the first potential therapy in late-stage clinical development for MS that seeks to improve the function of damaged nerve fibers and, if approved, could be complementary to existing drugs used to treat MS. To our knowledge, there are no current therapies indicated to improve walking ability in people with MS.

  •
  Sales of Zanaflex Capsules, which we launched in April 2005, and Zanaflex tablets increased from $26.5 million for the year ended December 31, 2006 to $43.6 million for the year ended December 31, 2007. Zanaflex Capsules and tablets commercial operations were cash flow neutral in 2007 and are expected to be cash flow positive in 2008. We acquired all marketing, sales and distribution rights in the United States to Zanaflex Capsules and Zanaflex tablets in 2004, based on the strategic fit of this product with our therapeutic focus and expertise. Both products are FDA-approved for the management of spasticity, a symptom of many CNS disorders, including MS and SCI. These products contain tizanidine, one of the two leading drugs used to treat spasticity. Zanaflex Capsules are the only approved capsule formulation of tizanidine and are protected by a patent that expires in 2021. We believe that Zanaflex Capsules offer important pharmacokinetic benefits over Zanaflex tablets and generic equivalents of Zanaflex tablets. As a result, Zanaflex tablets and generic tizanidine tablets are not AB-rated with Zanaflex Capsules by the FDA, meaning that the FDA does not consider the tablet products to be therapeutically equivalent to Zanaflex Capsules. Therefore, under state laws, pharmacists may not properly substitute tablets when filling a prescription for our proprietary Zanaflex Capsules.

  •
  To support and increase sales of Zanaflex Capsules, we have more than doubled the size of our internal specialty sales force during the last 18 months. As of February 22, 2008, our internal specialty sales force consists of 65 sales professionals who call on neurologists, other specialists, and primary care physicians who treat patients with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and wholesale drug distribution customers. We also engage a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care physicians, specialty physicians and pharmacists. We believe that our expanded sales and marketing infrastructure enables us to efficiently reach virtually all high-volume prescribers of Zanaflex tablets and generic tizanidine. We believe that many of these prescribers are also potential high-volume prescribers for our lead product candidate, Fampridine-SR, if approved.

  •
  We have three preclinical programs focused on novel approaches to repair damaged components of the CNS. We believe all of our preclinical programs—neuregulins, remyelinating antibodies and chondroitinase—have broad applicability and have the potential to be first-in-class therapies. While these programs have initially been focused on MS and SCI, we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that these programs have applicability beyond the nervous system, including in such fields as cardiology, oncology, orthopedics and ophthalmology. In 2008, we began to work with a contract manufacturer to develop larger scale manufacturing and purification processes for Glial Growth Factor 2 (GGF-2) (neuregulins) under good manufacturing practices (cGMP) in preparation for a potential future Investigational New Drug (IND) application to support human clinical trials. We anticipate filing an IND in late 2009. We have begun work with a contract manufacturer to scale up manufacturing of one of the remyelinating antibodies under cGMPs, and expect to complete the first cGMP batch by the end of 2008, in preparation for a potential future IND application. We anticipate an IND being filed in late 2009.

  •
  Our extensive scientific and medical network expands our reach and expertise in the core focus areas of MS and SCI. Our advisory team and network comprises well-recognized scientists, clinicians and opinion leaders in the fields of MS and SCI. Depending on their expertise, these advisors provide assistance in trial design, conduct clinical trials, keep us apprised of the latest scientific advances and help us identify and evaluate business development opportunities. In addition, we have recruited 38 MS centers and 80 SCI rehabilitation centers in the United States and Canada to conduct our clinical trials. Our clinical management team has extensive experience in the areas of MS and SCI and works closely with this network.

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

Spinal Cord Injury

        According to the National Spinal Cord Injury Statistical Center (NSCISC), approximately 253,000 people in the United States live with the long-term consequences of SCI and approximately 11,000 new spinal cord injuries occur each year, typically in young men. The majority of people with SCI are injured under the age of 40; life expectancies for persons with SCI continue to increase, but are still below life expectancies for those with no spinal cord injury. NSCISC estimates that the average lifetime costs directly attributable to SCI for an individual injured at age 25 varies from approximately $650,000 to $2.9 million depending on the severity of the injury.

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

Other Disorders of the Central Nervous System

        Neurological injuries and degenerative diseases of the CNS, including stroke, traumatic brain injury, Parkinson's disease and Alzheimer's disease, are among the most devastating and costly of human ailments. These conditions are most often chronic and historically have been extremely difficult to treat. These disorders, like MS and SCI, involve damage to nerve cells and nerve fibers and would likely benefit from similar approaches to tissue protection and repair. For example, the inflammation process that occurs naturally after many types of tissue injury may damage both injured and healthy CNS cells. As with MS and SCI, these conditions could be treated with interventions that replace nerve cells, stimulate new nerve fiber growth, or increase the adaptability of connections within the nervous system.

Our Strategy

        Our strategy is to continue to grow as a fully-integrated biopharmaceutical company focused on the identification, development and commercialization of a range of nervous system therapeutics. We are using our scientific, clinical and commercial expertise in MS and SCI as strategic points of access to additional CNS markets, including stroke and traumatic brain injury. Key aspects of our strategy are:

  •
  Complete the clinical development of and obtain regulatory approval for Fampridine-SR in MS.  One of our key objectives is to complete the clinical development of Fampridine-SR in MS and to seek and obtain regulatory approval for its commercial sale. In September 2006, we successfully completed a Phase 3 clinical trial of Fampridine-SR for the improvement of walking ability in people with MS. We initiated a second Phase 3 trial in the second quarter of 2007 and we expect to have results from this trial in the latter part of the second quarter of 2008. We may also pursue subsequent approvals of Fampridine-SR in additional CNS disorders, including SCI.

  •
  Maximize our revenue from Zanaflex Capsules.  Our specialty sales force, of 65 highly experienced professionals, will continue to call on neurologists, other specialists, and primary care physicians treating patients with conditions that involve spacticity, and who are high volume prescribers of tizanidine. In addition, we continue exploring the potential for new indications.

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

  •
  Advance our pipeline of preclinical programs into clinical trials.  We have one preclinical program focused on cellular protection, one on remyelination and one on nerve fiber regeneration and enhanced CNS plasticity. In order to advance these programs, we are using our in-house scientific expertise and animal modeling capabilities, supplemented by outside service providers and the development work of our partners. We are also seeking partnering and additional grant funding opportunities for these programs. We have begun development of cGMP manufacturing processes for two of our preclinical programs, GGF-2 (neuregulins) and recombinant human IgM22 (rhIgM22, a remyelinating antibody), in preparation for potential filings of INDs in late 2009.

  •
  Explore alternatives to maximize shareholder value.  We continually explore opportunities to maximize shareholder value and review our strategic goals in light of available opportunities, including potential corporate and product transactions.

Our Product Pipeline

Name	Status	Marketing Rights
Zanaflex Capsules	FDA-approved	U.S.
Zanaflex (tablets)	FDA-approved	U.S.
Fampridine-SR	Phase 3	Worldwide
Neuregulin Program	Preclinical	Worldwide
Remyelinating Antibodies Program	Preclinical	Worldwide
Chondroitinase Program	Preclinical	Worldwide

Zanaflex Products

        Zanaflex Capsules and Zanaflex tablets are short-acting drugs approved by the FDA for the management of spasticity. We acquired all of Elan Pharmaceuticals, Inc.'s (Elan's) U.S. sales, marketing and distribution rights to Zanaflex Capsules and Zanaflex tablets in July 2004. These products contain tizanidine, one of the two leading treatments for the management of spasticity. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. There are currently 12 generic versions of tizanidine tablets on the market. However, substantial brand loyalty remains in the prescriber community for the Zanaflex brand. Approximately 90% of all prescriptions for tizanidine tablets are written as "Zanaflex," although most are switched automatically at the pharmacy for a generic tizanidine tablet. Zanaflex Capsules were approved by the FDA in 2002, but were never marketed by Elan. We began marketing Zanaflex Capsules in April 2005.

        Clinical trials conducted by Elan demonstrated that Zanaflex Capsules, when taken with food, produce average peak levels of tizanidine in a person's blood that are lower and rise more gradually compared to the peak levels following a similar dose of the tablet form. The FDA recognizes these pharmacokinetic differences and therefore has determined that Zanaflex tablets and generic tizanidine tablets are not therapeutically equivalent, that is, are not AB-rated to Zanaflex Capsules. As a result, under state pharmacy laws, prescriptions written for Zanaflex Capsules may not be filled by the pharmacist with Zanaflex tablets or generic tizanidine tablets, although some substitution does take place in practice. Zanaflex Capsules are available in 2 mg, 4 mg and 6 mg doses, while tablet formulations are only available in 2 mg and 4 mg doses. Our goal is to convert sales of Zanaflex tablets and generic tizanidine tablets to sales of Zanaflex Capsules. We discontinued supply of the 2 mg dose of Zanaflex tablets in February 2006 due to a reduction in demand, and we do not intend to order additional supply of this product in the future. Demand for the 4 mg Zanaflex tablet is also declining, but currently supports continued supply. The 6 mg capsule gives patients and physicians an additional dosing choice and an opportunity to reduce the number of pills a patient must take daily. In addition, many patients may find capsules easier to swallow than tablets. Also, people who have difficulty swallowing may open the capsule and sprinkle it on food. The pharmacokinetic effect of sprinkling contents of the capsule on food, however, is different from when the intact capsule is taken with food.

        We have seen an increase in the number of third-party payors who have implemented restrictions on the coverage of Zanaflex Capsules. These restrictions have included the implementation of prior authorization reviews or removal from formulary.

        In 2007, retail sales of Zanaflex capsules, Zanaflex tablets and generic equivalents of Zanaflex tablets (tizanidine) totaled approximately $315 million. For the same period, retail sales of Baclofen totaled approximately $174 million, for an approximate aggregate market of $489 million. The vast majority of these prescriptions were written by a relatively small group of prescribers. Specialists accounted for approximately 40% of tizanidine prescribing. High-volume specialist prescribers were responsible for approximately two to three-and-one-half times more prescriptions per physician than high-volume primary care prescribers. We believe that our internal specialty sales force including our telesales team, will be able to reach virtually all of these high-volume prescribers.

  Sales and promotional support for Zanaflex Capsules

        To support our commercialization of Zanaflex Capsules, we have established a sales and marketing infrastructure consisting of our internal specialty sales force and a pharmaceutical telesales group. As of February 22, 2008, our internal specialty sales force consists of 65 sales professionals who call on neurologists, other specialists and primary care physicians and prescribers treating patients with conditions that involve spasticity, who are high volume prescribers of tizanidine. Members of this sales force also call on managed care organizations, pharmacists and wholesale drug distribution customers. We also have a contract with TMS Professional Markets Group, LLC to provide a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care physicians, specialty physicians and pharmacists. Our current sales and marketing infrastructure enables us to reach virtually all high-volume prescribers of Zanaflex tablets and generic tizanidine. We believe that these prescribers are also potential high-volume prescribers for our lead product candidate, Fampridine-SR, if approved. Zanaflex Capsules and tablets commercial operations were cash flow neutral in 2007 and are expected to be cash flow positive in 2008.

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

        As a result of this difference in absorption rate and blood level when taken with food, the FDA has determined that neither Zanaflex tablets nor generic tizanidine tablets are therapeutically equivalent or AB-rated, to Zanaflex Capsules. Therefore, under state pharmacy laws, pharmacists cannot fill prescriptions written for Zanaflex Capsules with Zanaflex tablets or generic tizanidine tablets. The FDA-approved package insert for Zanaflex Capsules contains the following language regarding the differences between the products: "Food has complex effects on tizanidine pharmacokinetics, which differ with different formulations. These pharmacokinetic differences may result in clinically significant differences when (1) switching administration of the tablet between the fed or fasted state, (2) switching administration of the capsule between the fed or fasted state, (3) switching between the tablet and capsule in the fed state, or (4) switching between the intact capsule and sprinkling the contents of the capsule on applesauce. These changes may result in increased adverse events or delayed/more rapid onset of activity, depending on the nature of the switch. For this reason, the prescriber should be thoroughly familiar with the changes in kinetics associated with these different conditions."

        In July 2006, we received regulatory approval of a new package insert for Zanaflex which provides for updated safety information and enhanced differentiation between capsules and tablets. The new language adds that "ZANAFLEX CAPSULES™ ARE NOT BIOEQUIVALENT TO ZANAFLEX®

TABLETS IN THE FED STATE. THE PRESCRIBER SHOULD BE THOROUGHLY FAMILIAR WITH THE COMPLEX EFFECTS OF FOOD ON TIZANIDINE PHARMACOKINETICS."

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

        In MS, the myelin sheath is damaged by the body's own immune system, causing areas of myelin sheath loss, also known as demyelination. When a nerve fiber is demyelinated after injury, large numbers of the specialized potassium channels on the surface of the axon that are normally hidden or covered by the myelin sheath are exposed and leak potassium ions, causing the nerve fiber to short circuit its electrical impulses. Fampridine blocks these exposed channels, thereby simulating the insulation normally provided by the myelin sheath permitting the nerve fiber to transmit impulses again, even in a demyelinated state. Fampridine may also serve to amplify electrical signals at sites of contact or synapses between nerve cells by blocking the same channels in the tips of the nerve fiber, thereby improving the function of surviving tissue in the injured nervous system.

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

        We believe there are compelling reasons to develop Fampridine-SR as a new therapy for improving walking ability in people with MS:

  •
  According to a patient registry maintained by the North American Research Committee on Multiple Sclerosis (NARCOMS), approximately 85% of people with MS experience some degree of walking impairment. This is considered one of the most limiting aspects of the disease. This figure includes individuals who report minimal walking disabilities through those who are no longer able to walk at all. Further research will be needed to identify the population of people with MS who are still able to walk but report regular problems with walking.

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

        In September 2006, we announced positive results from our Phase 3 clinical trial of Fampridine-SR for the improvement of walking in patients with MS, which was performed under an SPA from the FDA. Statistical significance was achieved on all three efficacy criteria defined in the SPA. The FDA agreed in the SPA that this trial, if successful, could qualify as one of the pivotal efficacy studies required for drug approval.

        In May 2007, we reached agreement with the FDA on an SPA for a second Phase 3 trial of Fampridine-SR in MS, MS-F204, and we initiated this trial in June 2007. Patient enrollment was completed as of the end of November 2007, and we expect to have results from this trial in the latter part of the second quarter of 2008. As in our first Phase 3 trial, the primary outcome of this trial is to show that individuals treated with Fampridine-SR are significantly more likely to have consistent improvement in their walking speed on a timed 25-foot walk, than those treated with placebo. In contrast to the previous Phase 3 trial, the FDA is not requiring that this trial also demonstrate maintenance of effect over the treatment period, nor that there be a statistically significant improvement in the MSWS-12 for walking responders versus non-responders. Pending clinical results, the FDA has agreed that this trial, together with our first Phase 3 trial, MS-F203, would be adequate to support an NDA for Fampridine-SR.

        Consistent with the FDA's recently established standard requirements for all new compounds, a Thorough QT cardiac study was initiated in September 2007 and favorable results from that study were released in January 2008. This study evaluated the potential to cause an increase in the electrocardiographic QT interval. Fampridine-SR, at both therapeutic and supratherapeutic doses, was found to be no different than placebo.

  Clinical Trials in Multiple Sclerosis

        Completed Phase 3 Trial.    Our first MS Phase 3 clinical trial, MS-F203, was initiated in June 2005, pursuant to our SPA from the FDA. MS-F203 was a double-blind trial for which we enrolled a total of 304 patients at 33 MS clinical centers in the United States and Canada. Subjects completed a Timed 25-Foot Walking Test at each visit during the clinical trial, which included a 14 week treatment period. This test involves timing the subject's completion of a 25-foot walk as fast as he or she can do so safely. This test is widely used to measure walking function in patients with a range of diseases and conditions that affect mobility, and has been shown to relate closely to an individual's ability to walk longer distances. Neurologists employ this test as an indicator of the overall progression of MS, since many different pathways in the brain and spinal cord influence walking, including motor, sensory, position sense, balance and visual system pathways, as well as intrinsic locomotor pathways in the spinal cord.

        In addition, subjects were asked to fill out an MSWS-12 questionnaire. The MSWS-12 is a subjective measure of the degree to which walking disability impacts a person's activities of daily life.

        Statistical significance was achieved on all three efficacy criteria defined in the SPA. A significantly greater proportion of people taking Fampridine-SR had a consistent improvement in walking speed, the study's primary outcome, compared to people taking a placebo. In addition, the effect was maintained throughout the 14-week treatment period, and there was a statistically significant improvement among responders compared to non-responders in the MSWS-12.

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

        The design of the MS-F203 trial was closely modeled on the design of the preceding Phase 2 clinical trial, MS-F202, and built on our clinical trial experience in measuring improvements in neurological function against the variability in function that is inherent in people with MS. Individuals who suffer from MS vary in the severity of the impairments they experience on a day-to-day basis, depending on the activity of the disease on a given day. As a result, from one clinical trial visit to the next, a subject's walking ability can vary significantly. This variability makes it difficult to distinguish treatment-related changes in walking ability from disease-related changes in walking ability. Our review of data from our MS-F202 trial demonstrated that a responder form of analysis helps overcome the effect of the inherent variability of disease activity that people with MS experience.

        Figure 2, below, summarizes the results of the MS-F203 trial for the three criteria defined in the SPA. Results are also presented for the same statistical analysis applied retrospectively to the MS-F202 study, which is discussed below in "—Phase 2 Clinical Trials." When applying this analysis, the results of the MS-F203 trial closely match the results obtained from the MS-F202 trial. For both studies, statistical significance was achieved on all three efficacy criteria defined in the SPA. A significantly greater proportion of people taking Fampridine-SR had a consistent improvement in walking speed measured by the Time 25-Foot Walk, compared to people taking placebo (MS-F203: 34.8% vs. 8.3%; MS-F202: 36.7% vs. 8.5%) (p <0.001 for each study. A p-value is a statistical term that indicates the probability that a difference between treatment groups is random. The smaller the p-value, the lower the likelihood that the difference was random. Generally a p-value of less than 0.05 is considered to represent a statistically significant difference.). In addition, the effect was maintained in this study throughout the 14-week treatment period (p <0.001 for each study) and there was a statistically significant reduction in walking disability as shown in the average change in the MSWS-12 for walking responders vs. non-responders (MS-F203: p <0.001; MS-F202: p=0.020).

Figure 2. Summary Study Results for the SPA Criteria (Intent to Treat Population)

MS-F202	MS-F203

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

Figure 3. Percent Changes from Baseline in Walking Speed at each Double-Blind On-Treatment Visit (Intent to Treat Population)

MS-F202

MS-F203

        ABBREVIATIONS: FR=Fampridine-SR Responders; FNR=Fampridine-SR Non-responders.

        Note: For each patient, if a walking speed was missing at a given time point, then the average percent change among the available assessments was imputed in place of the missing value.

**:
Significantly better than placebo and Fampridine-SR non-responders.

*:
Significantly better than placebo (only).

^:
Significantly better than Fampridine-SR non-responders (only).

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

        Leg strength.    A statistically significant improvement in leg strength, as measured by the average change from baseline in the Lower Extremity Manual Muscle Test (LEMMT), was seen in Fampridine-SR responders compared to the placebo treated patients (p<0.001). The Fampridine-SR non-responders were also statistically superior to the placebo group with respect to the average change from baseline in LEMMT during the double-blind period in both studies (p<0.046). This suggests that improved leg strength may contribute to walking speed improvement in some patients, but does not account for the improvement in walking ability among responders as compared to non-responders. The data also suggest that patients treated with Fampridine-SR may achieve functional benefits, such as improved leg strength, even if they do not have consistent improvement in walking speed.

  Phase 2 Clinical Trials.

        Additional unplanned analyses.    In an unplanned analysis, a direct comparison of the placebo and drug groups showed statistically significant differences on the Timed 25-Foot Walking Test, LEMMT, and Ashworth score for spasticity. The Phase 2 clinical trial of Fampridine-SR in MS, MS-F202, was designed to compare 10 mg, 15 mg and 20 mg doses of Fampridine-SR taken twice per day and to assess their relative safety and efficacy over a stable treatment period of 12 weeks. The pre-specified primary endpoint of the clinical trial was an improvement in average walking speed using the Timed 25-Foot Walk. The clinical trial was initiated in early 2003 and completed enrollment of 211 subjects in 24 major MS centers in August 2003. The clinical trial was designed to give us a clear indication of optimal dose and the number of subjects that we would need to establish efficacy in a subsequent Phase 3 trial.

        The efficacy results, based on the prospective analysis plan of MS-F202, indicated a trend for improvement from baseline in walking ability (using the Timed 25-Foot Walk test) in the Fampridine-SR-treated subjects, relative to the placebo-treated subjects. Statistical significance was not reached on the primary efficacy analysis, which was defined as the percentage change from baseline in average walking speed during the 12 weeks of stable double-blind treatment (that is, the average for each group over the last three of the four treatment period visits). Statistical significance was obtained for the secondary outcome measure of lower extremity muscle strength, as assessed by LEMMT. All three Fampridine-SR dose groups showed greater mean increases from baseline in LEMMT scores relative to the placebo group and the differences were statistically significant for the 10 mg and 15 mg Fampridine-SR groups (p<0.05).

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

        In MS-F202, subjects were required to fill out the MSWS-12 questionnaire. When the results of this questionnaire were analyzed for all evaluable subjects, the average improvement, or reduction in score, during the treatment period was greater for responders than for non-responders, in each case including those subjects on placebo, and the difference was statistically significant. Similarly, a statistically significant difference was seen in the Subject Global Impression (SGI) scores between the responder and non-responder groups, indicating that the responder subjects as a group felt more positively about the effects of the medication they were taking. The SGI is a seven-point scale (from "terrible" to "delighted") in which trial participants rated how they felt about the overall effect of the trial drug. We believe these results demonstrate that being a timed-walk responder is clinically meaningful to patients.

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

        In 2001, we completed a smaller double-blind Phase 2 clinical trial of Fampridine-SR, MS-F201, which was published in the online edition of the journal Multiple Sclerosis in February 2007 and in the April 2007 print edition. This clinical trial was designed to determine the optimal dose range of Fampridine-SR and to evaluate possible ways in which to measure the effect of the drug on symptoms of the disease, including motor strength, timed walking and self-reported fatigue. The clinical trial involved a total of 36 MS subjects in four major academic MS research centers. A total of 25 subjects received Fampridine-SR in doses increasing from 10 mg to 40 mg twice per day during seven weeks of treatment and 11 subjects were given placebo during the same period. This treatment period was preceded by a series of baseline evaluations during the course of four weeks to allow the subjects to become adjusted to the clinic visits and allow the various measurements to stabilize. A one-week blinded treatment with placebo tablets preceded the first drug administration to look for potential placebo effects on the various outcome measures.

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

        Measurement of Walking Disability in MS.    Our clinical trials have concentrated on walking because gradual loss of walking ability is a key physical problem for patients, a clear indicator of progression of MS, and widely used by neurologists to measure the neurological status of their patients. We have used the Timed 25 Foot Walk because it is the most standardized, objective measure that can be readily implemented in large, multi-center studies. A number of published studies have shown that walking ability measured with this test correlates well with other measures, such as the Six Minute Walk, that involve more extensive walking efforts. Changes in the Timed Walk, that are usually measured in seconds, are therefore representative of more substantial changes in the patient's daily activities, A number of studies have shown that changes of 20% in the Timed Walk correlate significantly with changes in broader measures of neurological status and disability.

        Our two most recent trials have shown that approximately 35% of people with MS treated with Fampridine-SR have a consistent improvement in walking speed, measured with the Timed 25 Foot Walk. The average improvement in walking speed among Fampridine-SR responders was approximately 25%. Consistent with previous data on the clinical impact of changes in the Timed Walk, our trials showed that responders as a group reported significantly greater improvement in their self-assessed walking disability, as measured by the MSWS-12. The MSWS-12 is a questionnaire that was developed specifically to provide a reliable and valid patient-based measure of the impact of MS on daily activities that depend on walking.

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

        Phase 3 Clinical Trials.    In March 2004, we released results from two Phase 3 double-blind clinical trials of Fampridine-SR in people with SCI. The trials did not reach statistical significance in their primary endpoints, which were reduction of spasticity, as measured by the Ashworth scale, and improvement of patients' Subject Global Impression, or SGI. The Ashworth scale is a validated, 5-point clinician assessment of an individual's spasticity. The SGI is a seven-point scale in which trial participants rate how they feel about the overall effect of the trial drug. In one of the SCI trials, the data showed a positive trend (p=0.069) toward improvement on the Ashworth scale when analyzed across all observations during the double-blind trial treatment period, which was the trial's pre-specified plan of analysis. When analyzed based on the subjects' last observation carried forward, a commonly used method of analysis, the improvement in, or reduction of, Ashworth score in that trial was statistically significant (p=0.006). The drug groups in both trials showed a progressive mean improvement on the Ashworth score during the double-blind treatment period. However, the placebo group in one of the trials showed a more pronounced reduction in Ashworth score than expected.

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

  Safety Profile of Fampridine-SR

        In addition to our placebo-controlled clinical studies, as part of our continuing evaluation of safety, we have established extension studies that allow subjects in completed clinic trials to receive Fampridine-SR on an unblinded, or open-label basis, with their progress followed at regular clinical visits. These studies are intended primarily to gain sufficient subject experience to satisfy the regulatory guidelines for long-term and overall safety assessments, though some additional uncontrolled efficacy data is also assessed. Under guidelines produced by the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, also known as the ICH Guidelines, it is usually expected that for consideration for drug approval at least 1,500 people will have been exposed to the drug, at least 300 for six months and at least 100 people for one year. Overall, Fampridine-SR has been taken by more than 1,500 subjects in our clinical studies. As of February 29, 2008, our extension studies in people with MS have included treatment of approximately 375 people for more than six months and 407 people treated for more than one year. Therefore we believe we have sufficient drug exposure to exceed the ICH Guidelines.

        As of February 29, 2008, 177 subjects from MS-F202 had been enrolled in an extension trial and 105, or approximately 59 percent, remained active in the trial, with duration of treatment ranging from three and a half to four years. As of the same date, 268 patients from MS-F203 had been enrolled in a new extension study and 209 of these, or approximately 78 percent, remained active, with duration of treatment ranging from 17 to 27 months. Also, as of this same date, 186 patients from MS-F204 had been enrolled in a third extension study and 184, or approximately 99 percent, remained active, with a duration of treatment ranging up to seven months. The total exposure to Fampridine-SR in our MS studies to date, including both double-blind and open label studies, is over 1100 patient-years. By contrast, in our controlled trials we have collected safety data on placebo treatment that totals to approximately 54 patient-years.

        The adverse events most commonly experienced in the MS-F202 and MS-F 203 studies were falls, urinary tract infection, insomnia, dizziness, asthenia, headache, fatigue, nausea and balance disorder. The majority of these events were mild to moderate in intensity. Among these types of event, only insomnia, asthenia, nausea, and balance disorder were seen more than 50% more frequently in the Fampridine-SR-treated than the placebo-treated patients in our controlled trials.

        Seizures have been reported in a small number of subjects over the course of the development program and have also been reported in cases of overdose with fampridine outside the program. The incidence of seizures appears to be dose-related. Overall, the incidence of seizures at the current dose of 10 mg twice a day has been within the rates reported for placebo- treated groups in long-term controlled studies of interferon drugs in MS patients. These rates have ranged up to 2% of patients in a two year study, or 1 seizure per 100 patient years. Incidence of seizures has been reported to be higher in actively treated groups in studies of interferon drugs, ranging up to 5% over a two year study or 2.5 seizures per 100 patient years. The proportion of patients treated with beta interferons in our studies of Fampridine-SR has been in the range of 40-45%.

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

        Fampridine is known to block a wide range of potassium ion channels in cell membranes, which are potentially important not only in the nervous system but also in the heart. A Thorough QT cardiac study was initiated in September 2007 and favorable results from that study were released in January 2008. This study evaluated the potential to cause an increase in the electrocardiographic QT interval. Fampridine-SR, at both therapeutic and supratherapeutic doses, was found to be no different than placebo. In addition we have completed studies to examine the specific effects of the drug on the cardiac potassium channels of principal interest from the point of view of cardiac safety, the human ether-a-go-go related gene or hERG channel. These are standardized tests of the potential for a drug to affect the QT interval, a measure of heart function. Prolongation of the QT interval is believed to be a risk factor for triggering potentially fatal cardiac arrhythmias. These laboratory studies showed that fampridine blocks the hERG channel by 50% at a concentration which is approximately ten thousand times the average peak concentration expected in the blood of patients taking 10 mg doses of Fampridine-SR. Based on these observations, fampridine would not be expected to affect the hERG channel at clinically relevant concentrations. In another standard test, we have also performed studies on isolated dog cardiac Purkinje fibers. These showed no effect on the electrical behavior of these heart cells in the range of concentrations relevant to clinical experience, including concentrations 100 times higher than the expected average peak levels in the blood of patients. Additional studies of cardiac safety in dogs showed no notable changes in cardiac electrical behavior or function, up to maximum tolerated doses.

        In October 2007, we met with the FDA to discuss the completed preclinical studies proposed for the NDA for Fampridine-SR and the FDA asked us to complete a series of bridging studies to bring our older preclinical toxicology studies to current scientific standards. This included a requirement to complete the histopathological examination of the tissues from the low and middle dose groups of animals from a two-year carcinogenicity study. The original histopathological examination for the study only included the high dose group, which was found to show no adverse carcinogenic effects. This additional analysis has now been performed and there were no new findings of interest. We are also required to complete new studies to fully characterize the toxicokinetics of fampridine in the blood of experimental animals given doses that were used in the full range of our previously performed preclinical toxicology studies, so the FDA can evaluate the suitability of those doses and routes of administration of drug in its evaluation of safety. These studies are ongoing. Finally, we are required to complete additional in vitro laboratory studies to evaluate the potential for drug-drug interaction based on the metabolism of fampridine and its potential for effects on the metabolism or transport of other drugs. Some of these studies are completed, others ongoing, but we expect all of these additional studies to be completed without affecting the timeline for NDA submission.

Other Research and Development Programs

  Remyelination Programs

        Our remyelination programs include two distinct therapeutic approaches to stimulate repair of the damaged myelin sheath in MS, GGF-2, and remyelinating antibodies. These two approaches address remyelination by different and potentially complementary routes. Both programs require finalizing production of clinical-grade material and completion of preclinical toxicology tests before moving into clinical development. We believe a therapy that could permanently repair myelin sheaths has the potential to restore substantial neurological function to those affected by demyelinating conditions.

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

        Neuregulins covered in the portfolio from CeNeS have a number of potential applications. Neuregulins and their erbB receptors are essential for cardiac development and have been shown to protect cardiac muscle cells from stressors that can lead to congestive heart failure and myocardial infarction. Additionally, neuregulins have been shown to protect the heart and brain from the toxicity of commonly used chemotherapeutic agents, such as anthracyclines. Studies in mouse, rat and dog models of congestive heart failure have shown that neuregulins significantly improve cardiac function and survival. Neuregulins have been shown to stimulate remyelination in animal models of MS and to protect the brain in an animal model of stroke. Therefore, the neuregulins offer us the potential for multiple CNS and cardiac indications, including MS and congestive heart failure as well as protection from chemotherapy-induced damage. In 2008, we began to work with a contract manufacturer to develop production and purification methods for manufacturing GGF-2 under cGMP in preparation for a potential future IND application to support human clinical trials. We anticipate filing an IND in late 2009. This program, like all preclinical programs, is subject to the inherent risks of manufacturing and toxicity issues that could potentially cause delays in timelines.

  Remyelinating Antibodies Program

        Our remyelinating antibodies program is based on research performed at Mayo Foundation for Medical Education and Research, or Mayo Clinic. Under a license agreement entered into with Mayo Clinic in September 2000, we have exclusive worldwide rights to patents and other intellectual property for these antibodies related to use and treatment of CNS disorders. Studies have demonstrated the ability of this family of antibodies to stimulate repair of the myelin sheath in three different animal models of MS. In particular, these antibodies were found to react with molecules on the surface of the cells that make the myelin sheath and stimulate them in a number of ways, leading to increased remyelination activity. First identified in mice, similar antibodies were subsequently identified in human blood samples by the Mayo Clinic and we have been able to produce a recombinant human antibody that may be suitable for clinical development.

        We have also supported preclinical studies at Mayo Clinic to learn more about the ways the antibodies act to stimulate the myelin sheath-forming cells. In 2004, Mayo Clinic received a $2 million grant to develop and manufacture clinical-grade material and progress the program towards clinical development. In May 2006, Mayo Clinic and the FDA had a pre-IND meeting to discuss the details of a preclinical development program. We have begun work with a contract manufacturer to produce rhIgM22, one of these antibodies under cGMP, and expect to complete first cGMP batch by the end of 2008, in preparation for a potential future IND application to support human clinical trials. We anticipate an IND being filed in late 2009. This program, like all preclinical programs, is subject to the inherent risks of manufacturing and toxicity issues that could potentially cause delays in timelines.

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

        We are conducting a research program, which has been funded in part by federal and state grants, to develop second generation approaches to overcoming the proteoglycan matrix. These include novel enzyme molecules and alternative approaches to blocking matrix formation. We are now exploring the possibility of obtaining additional research grants from the NIH as well as potential partnerships with other companies to support completion of our preclinical program in chondroitinase. In 2003, we obtained an exclusive worldwide license to certain patents and technology from Cambridge University Technical Services Limited and King's College London related to our chondroitinase program. We are also building our intellectual property position with respect to this technology with patent applications around uses of the known compound and new chemical structures.

Sales and Marketing

        We have established two sales channels for marketing Zanaflex Capsules: an internal specialty sales force and an external telesales group.

  •
  Internal Specialty Sales Force.  We employ a team of highly experienced sales professionals to call on neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and wholesale drug distribution customers. Our sales professionals have had an average of approximately 14 years of sales experience prior to joining us. From May 2006 to January 2007, we expanded our specialty sales force from 32 to 65 sales professionals in order to extend our reach among neurologists, other specialists, and primary care prescribers treating patients with conditions that involve spasticity, and who are high volume prescribers of tizanidine.

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

        We believe that, in general, people with MS and SCI are knowledgeable about their conditions, actively seek new treatments, and directly influence their prescriber's evaluation of treatment options. We have existing relationships with the major advocacy groups that focus on MS and SCI. We provide regular updates regarding our development programs and we sponsor or support several educational initiatives. We have implemented a comprehensive series of educational and promotional programs to support Zanaflex Capsules. These include educational materials, a peer-to-peer speakers' program, samples, medical information and drug safety monitoring services, as well as a patient assistance program. At the request of the FDA, we have also implemented an educational program to inform pharmacists, prescribers and patients that Zanaflex tablets or generic tizanidine tablets are not therapeutically equivalent to Zanaflex Capsules and that, as a result, a prescription for Zanaflex Capsules should not be substituted with any tablet formulations at the pharmacy.

        Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. We currently depend on three key customers. For the year ended December 31, 2007, Cardinal Health, McKesson Corporation and AmerisourceBergen Corporation accounted for approximately 50.3%, 29.4% and 14.7% of our shipments, respectively.

        We believe that the expertise we are developing through commercializing Zanaflex Capsules will provide a strong foundation for our marketing of Fampridine-SR, if approved, as well as for additional potential treatments in CNS conditions. As a result, we plan to market Fampridine-SR ourselves in the United States and possibly in Canada, if it is approved in both countries. We are currently developing and implementing programs to educate consumers, physicians, and other healthcare professionals about the challenges of walking disability in the MS population. For example, in 2008, Acorda is a national sponsor of the National Multiple Sclerosis Society's Walk MS program. This sponsorship will allow us to engage thousands of people with MS, as well as their families, physicians and caregivers, in a discussion about the impact of walking disability on their lives.

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

        In addition, we have recruited 38 MS centers and 80 SCI rehabilitation centers in the United States and Canada to conduct our clinical trials. Our clinical management team has extensive experience in the areas of MS and SCI and works closely with this network.

Collaborations, Alliances and License Agreements

Elan Corporation plc

Fampridine-SR

        In January 1997, we licensed from Elan exclusive worldwide rights to Elan's sustained release formulation of fampridine, Fampridine-SR, for the treatment of SCI. In April 1998, we formed MS Research & Development Corporation, or MSRD, with Elan's subsidiary, Elan International Services, Ltd., or EIS, to develop Fampridine-SR for treatment of MS. At that time, MSRD licensed from Elan exclusive worldwide rights to Fampridine-SR for the treatment of MS.

        In September 2003, we entered into a termination and assignment agreement with Elan, EIS and MSRD pursuant to which MSRD assigned to us its assets, including the license from Elan for Fampridine-SR for MS. We paid MSRD approximately $11.5 million for all the assets and assumed liabilities of MSRD. MSRD distributed the purchase price to its shareholders according to their equity ownership interest. We received a distribution of approximately $9.5 million. We also purchased EIS's shares at par value, and own approximately 88% of MSRD, which now has no assets or liabilities and is inactive.

        In September 2003, we entered into an amended and restated license with Elan, which replaced the two prior licenses for Fampridine-SR in oral sustained release dosage form. Under this agreement, Elan granted us exclusive worldwide rights to Fampridine-SR for all indications, including SCI, MS and all other indications. We agreed to pay Elan milestone payments of up to $15.0 million and royalties based on net sales of the product, if approved. We have not made any payments under this agreement through December 31, 2007.

        Elan is responsible for completing the chemistry, manufacturing and controls section of our NDA for Fampridine-SR and equivalent regulatory applications outside the United States. However, we expect to work closely with Elan on this section. Elan is also supplying us with product for our clinical trials under this agreement.

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

Zanaflex

        In July 2004, we entered into an Asset Purchase Agreement with Elan pursuant to which we acquired all of Elan's research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. The assets acquired include the products' FDA registrations and FDA dossiers, proprietary product know-how, a patent and two related patent applications, certain inventory of Zanaflex tablets and certain product books and records. Elan also granted us a license allowing us to use the Zanaflex trademarks in the United States, with the right to buy the Zanaflex trademark for a nominal sum once specified milestone and royalty payments were made. Those payments have been made, and we purchased and now own the trademarks. Elan also granted us an exclusive, perpetual and royalty-free license to certain intellectual property relating to technology contained in Zanaflex Capsules and Zanaflex tablets or used in the manufacture of Zanaflex Capsules, for use in connection with the sale and marketing of Zanaflex Capsules and Zanaflex tablets in the United States. We also acquired the right to develop new indications, formulations, dosage forms, delivery systems and process improvements of Zanaflex. Under the agreement, Elan agreed not to directly or indirectly market, distribute or sell any products containing tizanidine as an active pharmaceutical ingredient in the United States until the later of the end of our obligation to pay royalties to Elan or valid termination of our supply agreement with Elan. In addition, we agreed not to directly or indirectly market, distribute or sell any products containing tizanidine as its active pharmaceutical ingredient in the United Kingdom or Ireland until July 2007.

        Our agreement with Elan obligates us to pay a combination of sales-based milestone payments of up to $19.5 million and royalties on future sales of Zanaflex Capsules and Zanaflex tablets. We have made an aggregate of $14.5 million in payments under this agreement through December 31, 2007. The final $5.0 million milestone was reached in January 2008 and will be paid in the second quarter of 2008. Our obligation to pay royalties to Elan for Zanaflex tablets and Zanaflex Capsules ends on the later of July 2014 or when the last patent included in the acquisition expires. We also agreed to use commercially reasonable efforts to commercialize Zanaflex Capsules.

        As part of the acquisition, we assumed certain of Elan's rights and obligations relating to Zanaflex under a license agreement with Novartis, to the extent that these rights and obligations arise subsequent to our acquisition of Zanaflex. Under this agreement we obtained certain rights to market and sell tizanidine products and rights to product improvements developed by Novartis.

        Elan manufactures Zanaflex Capsules for us and we plan to contract with Patheon Inc. for the manufacture of Zanaflex tablets. See "—Manufacturing."

        In December 2005, we entered into a financing arrangement with Paul Royalty Fund, or PRF, pursuant to which we assigned PRF the right to receive a portion of our net revenues from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. This agreement was amended in November 2006 potentially to increase the total amount of royalty payments to which PRF is entitled and to provide for additional lump-sum payments both from us to PRF and from PRF to us. The arrangement covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the arrangement is terminated earlier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements."

Rush-Presbyterian St. Luke's Medical Center

        In 1990, Elan licensed from Rush-Presbyterian St. Luke's Medical Center, or Rush, know-how relating to fampridine for the treatment of MS. We subsequently licensed this know-how from Elan. In September 2003, we entered into an agreement with Rush and Elan terminating the Rush license to Elan and providing for mutual releases. We also entered into a license agreement with Rush in which Rush granted us an exclusive worldwide license to its know-how relating to fampridine for the treatment of MS. Rush has also assigned to us its Orphan Drug Designation for fampridine for the relief of symptoms of MS.

        We agreed to pay Rush a license fee, milestone payments of up to $1.15 million and royalties based on net sales of the product for neurological indications. We have made an aggregate of $300,000 in payments under this agreement through December 31, 2007. The Rush license may be terminated by either party following an uncured material breach by the other party and notice. The Rush license may also be terminated upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party. We also entered into an agreement with Elan relating to the allocation of payments between us and Elan of certain payments to Rush under the Rush license. Subject to the early termination provisions, the Rush license terminates upon expiration of the royalty obligations, which expire fifteen years from the date of the agreement.

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

Cornell Research Foundation, Inc.

        In February 2003, we entered into a license agreement with Cornell Research Foundation, Inc., or Cornell, pursuant to which we were granted an exclusive license under a patent for the use of fampridine in the treatment of anterior horn cell diseases. In consideration for the license, we paid Cornell an upfront license fee and are required to make payments of up to $150,000 to Cornell upon the achievement of certain milestones relating to the successful reissuance or reexamination of the patents licensed to us and, the completion of a clinical trial testing the use of Fampridine-SR in amyotrophic lateral sclerosis. We have made an aggregate of $50,000 in payments under this agreement through December 31, 2007. We are also obligated to pay Cornell an annual royalty on net sales of Fampridine-SR in any and all indications, subject to a minimum annual royalty requirement of $25,000.

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

Cambridge University Technical Services Limited and King's College London

        In December 2003, we entered into a license agreement with Cambridge University Technical Services Limited and King's College London, pursuant to which we were granted an exclusive worldwide license, including the right to sublicense, under a U.S. patent application and its foreign counterpart to develop and commercialize products related to enzymatic methods, including chondroitinase, of treating CNS disorders. We were also granted a non-exclusive worldwide license, including the right to sublicense, under the same U.S. and foreign patent applications to develop and commercialize products related to small molecule inhibitors for use in treating CNS disorders.

        In consideration for these licenses, we paid an upfront license fee and are required to make payments of up to $2.15 million upon the achievement of certain milestones. We have made an aggregate of $45,000 in payments under this agreement through December 31, 2007. We are also obligated to pay royalties on net sales and on any sublicense royalties that we receive.

        The King's College license may be terminated by any party following an uncured material breach by any other party. The King's College license may also be terminated by any party if any other party ceases to carry on business, is declared by a court of competent jurisdiction to be bankrupt or upon the appointment of a liquidator of that party. Subject to the early termination provisions, the King's College license agreement will continue until the expiration of the last to expire valid claim under the licensed patent applications, at which time the licenses granted under the license agreement will automatically become non-exclusive, worldwide, fully paid-up and irrevocable.

Mayo Foundation for Medical Education and Research

        In September 2000, we entered into a license agreement with Mayo Foundation for Education and Research, or Mayo Clinic, pursuant to which we were granted an exclusive worldwide license to its patents and other intellectual property on remyelinating antibodies. Under this agreement, we have the right to develop, make, use and sell the remyelinating antibody products for the prevention, mitigation and treatment of CNS disorders. We have worked closely with one of Mayo Clinic's research groups on developing and patenting this emerging technology in connection with the therapeutic use of these antibodies, specifically myelination and remyelination in MS and SCI. Mayo Clinic has the right to continue researching the antibodies and, in the event it develops other applications related to the licensed patent, which are outside of the scope of our current license, but are for the treatment of CNS disorders. Mayo Clinic is required to offer rights in these new applications to us before it offers such rights to a third party.

        Under the Mayo Clinic agreement, we are obligated to make milestone payments of up to $1.875 million. We also pay royalties based on net sales. We have not made any milestone or royalty payments under this agreement through December 31, 2007. The Mayo Clinic agreement may be terminated by either party following an uncured material breach by the other party. We may terminate the Mayo Clinic agreement at will upon prior written notice to Mayo Clinic. In addition, either party also has the right to terminate upon the insolvency of the other party, the filing of bankruptcy by or against the other party, or the assignment of assets to the benefit of creditors by the other party. Unless otherwise terminated, this license agreement will terminate upon the expiration of the last licensed patent in any such licensed product.

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

CeNeS Pharmaceuticals plc

        In November 2002, we entered into two license agreements with CeNeS Pharmaceuticals plc, or CeNeS. The first agreement relates to an exclusive worldwide sublicense under certain patents, patent applications and know-how to make, have made, use, import, offer for sale and sell protein products composed of GGF-2 and non-protein products developed through the use of material covered by a valid claim in the patents. The license to these patents and the right to sub-license these patents were granted to CeNeS by the Ludwig Institute for Cancer Research.

        Our payment obligations to CeNeS include payment of an upfront license fee, royalties based on annual net sales of the product, if any, as well as payments of up to $8.5 million upon achieving certain milestones in connection with the development, testing and regulatory approval of any protein products. We have not made any payments under this agreement through December 31, 2007. We are obligated to make minimum royalty payments commencing on the third calendar year following the first commercial sale of any licensed product. If we fail to pay any minimum royalty, CeNeS will have the option to convert our license or any sublicense to a non-exclusive license. This agreement with CeNeS is effective until the later of November 12, 2017 or the expiration of the last-to-expire valid claim in the licensed patents. We may terminate this agreement at will upon prior written notice to CeNeS. In addition, this first agreement may be terminated by either party following an uncured material breach by the other party and if this agreement is terminated under that provision, we may retain the exclusive worldwide sublicense granted to us under this agreement, provided that we continue to pay royalties.

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

        We have agreed to a timeline to achieve certain milestones relating to the research and development and the clinical testing and filing of regulatory approvals for the products. We are also required to make milestone payments of up to $5.93 million. If we are unable to meet a milestone, CeNeS has agreed to negotiate in good faith with us to agree for a reasonable extension of the time to achieve the milestone up to one year. We are obligated to pay CeNeS a license fee and royalties based on a percentage of net sales of protein products and non-protein products covered under the agreement. We have made payments of $25,000 in connection with this agreement through December 31, 2007.

        This second agreement may be terminated by either party following an unremedied default of a material obligation by the other party. CeNeS may terminate this agreement upon our failure to cure a default in our obligations relating to maintenance of insurance liability or our failure to meet certain milestones. Harvard may terminate the underlying Harvard license if CeNeS becomes insolvent, makes an assignment of assets for the benefit of creditors, or has a petition bankruptcy filed for or against it. In that case, Harvard is required, upon our written request, to enter into a direct license with us under the same terms as those set forth in the agreement. We have the right to terminate this agreement upon written notice to CeNeS. The license granted to us pursuant to this agreement continues after the expiration of this agreement and may continue after the termination of this agreement, depending upon the circumstances under which this agreement is terminated.

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

Zanaflex

        We currently rely on Elan to supply us with Zanaflex Capsules. Zanaflex Capsules are manufactured using Elan's proprietary SODAS (spheroidal oral drug absorption system) multiparticulate drug delivery technology. We provide Elan with monthly written 18-month forecasts, and with annual written two-year forecasts, of our supply requirements for Zanaflex Capsules. In each of the five months following the submission of our 18-month forecast, we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less. Elan is not obligated to supply products in excess of our forecast requirements, but will use commercially reasonable efforts to fulfill any such orders. The initial term of the agreement expires in 2009, with two automatic two-year renewal terms. Either party may terminate the agreement by notifying the other party at least 12 months prior to the expiration of the initial term or any renewal term. In addition, either party may terminate the agreement if the other party commits a material breach that remains uncured. If a failure to supply occurs under the agreement, other than a force majeure event, or if we terminate the supply agreement for cause, Elan must use commercially reasonable efforts to assist us in transferring production of Zanaflex Capsules to us or a third-party manufacturer, provided that such third party is not a technological competitor of Elan. If we need to transfer production, Elan has agreed to grant us a royalty-free, fully paid-up license of its manufacturing know-how and other information and rights related to the production of Zanaflex Capsules, including a license to use its SODAS technology for specified purposes. We have the right to sublicense this know-how to a third party manufacturer, provided that this third party is not a technological competitor of Elan. In the event of termination of the supply agreement due to a force majeure event that continues for more than three months, Elan has agreed to enter into negotiations with us to preserve the continuity of supply of products, including the possibility of transferring manufacturing of Zanaflex Capsules to us or a third party manufacturer.

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

        Elan is responsible for sourcing all tizanidine that is used in the manufacture of Zanaflex Capsules, while we are responsible for obtaining tizanidine to be used in the manufacture of Zanaflex tablets. In collaboration with Elan, we have identified two tizanidine manufacturers. We filed an NDA supplement with the FDA in February 2008 for approval of one of these manufacturers as the tizanidine supplier for Zanaflex Capsules. Elan has agreed to supply us with tizanidine for the manufacture of Zanaflex tablets until a new tizanidine supplier is approved and, based on our current sales forecasts, we believe that Elan has sufficient Novartis-manufactured tizanidine to meet Zanaflex Capsules and Zanaflex tablets manufacturing requirements through the second quarter of 2009. Because we have 12 months of Zanaflex Capsule and Zanaflex tablet inventory, the combination of Elan's tizanidine inventory and our Zanaflex inventory is expected to meet sales requirements through the second quarter of 2010. If we and Elan do not gain FDA approval for either tizanidine supplier prior to the depletion of Elan's tizanidine inventory and our Zanaflex inventory, we could experience an interruption in our Zanaflex supply.

        We do not anticipate an interruption in Zanaflex Capsule or Zanaflex tablet API supply given the current Zanaflex sales forecast, the quantity of Elan tizanidine inventory and tizanidine's long-term stability profile.

Preclinical Products

        We have established the internal capability to manufacture research quantities of antibody and protein product candidates and have contracted for testing and manufacturing development activities for GGF-2 to be performed by an outside contractor.

Intellectual Property

        We have in-licensed, or are the assignee of, over 30 U.S. patents, over 75 foreign patents and over 75 patent applications pending in the United States or abroad. There are five major families of patents in our portfolio. Our logo, "Acorda Therapeutics," "Zanaflex" and "Zanaflex Capsules" are registered trademarks that we own.

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

        We hold an exclusive license from Cornell University for an issued patent that relates to the use of aminopyridine compositions, including fampridine, for the treatment of diseases of anterior horn cells, including amyotrophic lateral sclerosis, which is also known as Lou Gehrig's disease. This patent expires in 2016.

        We also have a pending U.S. patent application and corresponding applications in a number of foreign countries directed to methods of using aminopyridines and a pending U.S. patent directed to aminopyridine formulations.

        In February 2008, we acquired certain assets of Neurorecovery, Inc., a privately held company that focuses on the development and commercialization of neurological drugs that target inflammatory diseases of the peripheral nerves. This acquisition will enable us to explore additional therapeutic indications for Fampridine-SR, as well as provide access to pre-clinical compounds that may have utility in nervous system disorders. Under the terms of the purchase agreement, we were assigned two key licensing and research agreements relating to the use of aminopyridines in peripheral neuropathies and to two early stage development candidates. We also acquired Neurorecovery's pre-clinical and clinical data, regulatory filings (including Orphan Drug designations), copyrights, trademarks and domain names relating to the three products. Two Phase 2 studies of the aminopyridine compound Ampydin® (IR) for the treatment of chronic functional motor and sensory deficits resulting from Guillain-Barre Syndrome (GBS) have been completed.

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

        In addition, we entered into a Supply Agreement with Elan as part of the acquisition, whereby Zanaflex Capsules are manufactured for us by Elan using Elan's proprietary SODAS technology and proprietary information. This proprietary technology is owned by Elan and, in the event Elan ceases to manufacture Zanaflex Capsules, Elan has agreed to grant us a royalty-free, fully paid-up license of its manufacturing know-how and other information and rights related to the production of Zanaflex Capsules, including a license to use its SODAS technology for specified purposes. We have the right to sublicense this know-how to a third party manufacturer, so long as this third party is not a technological competitor of Elan.

        We have purchased the Zanaflex trademarks in the United States from Elan.

        In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking marketing approval for generic versions of Zanaflex Capsules. In October 2007, we filed a lawsuit against Apotex Corp. and Apotex Inc. for patent infringement in relation to the filing of the ANDA by Apotex, Inc. The defendants have answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We have denied those counterclaims. If the FDA approves the ANDA and Apotex Corp. and Apotex Inc. are successful in challenging the validity of the patent, Apotex Corp. and Apotex Inc. could be permitted to sell a generic tizanidine hydrochloride capsule in competition with Zanaflex Capsules and Zanaflex tablets.

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

Chondroitinase

        We have a license to a U.S. application and its foreign counterpart from King's College and University of Cambridge directed to treatment of CNS damage. We have recently filed a number of U.S. patent applications and their foreign counterparts directed to chondroitinase enzymes and methods of use and preparation. In particular, we have filed eight U.S. applications, with foreign equivalents to seven of them, relating to chondroitinase enzymes, including fusion proteins of chondroitinase, chimeric proteins including chondroitinase, deletion mutants and certain methods relating to chondroitinase.

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

        Several biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological diseases, including MS and SCI. We are aware that sanofi-aventis is developing a sodium/potassium channel blocker, HP 184, with a potential indication in SCI, MS and other conditions. We believe that HP 184 is in clinical trials for SCI and any resulting product could compete with Fampridine-SR. In certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis. We are aware that at present compounded fampridine is used by some people with MS or SCI. Although we expect this use to decrease substantially if Fampridine-SR is approved, it is possible that some people will continue to use this formulation of fampridine. Several companies are engaged in developing products that include novel immune system approaches and cell transplant approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete with Fampridine-SR or our preclinical candidates in the future.

        Our lead product candidate, Fampridine-SR, is the first product to our knowledge that acts to improve the function of nerve fibers in subjects with MS. We are not aware of other companies in clinical development with products that specifically address walking ability in subjects with MS. As a result of its focus on improving function, we believe that Fampridine-SR may be complementary to both the relapse management and disease course management therapies that are commercially available. Nonetheless, Fampridine-SR may compete for market acceptance with these current treatments because they have been accepted and regularly prescribed to people with MS by physicians.

Spasticity

        Tizanidine, the active pharmaceutical ingredient in Zanaflex Capsules, Zanaflex tablets and generic tizanidine tablets, is one of the two leading FDA-approved treatments for spasticity, a symptom suffered by both MS and SCI patients. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. Twelve generic manufacturers of tizanidine are distributing their own tablet formulations. NovaDel Pharma has announced that it is developing an oral tizanidine spray for potential treatment of spasticity. In addition, several companies have reported that they are working on potential new delivery formulations of tizanidine. Baclofen, which is also available generically, is the other leading drug for the treatment of spasticity. The mechanism of action and associated effects of baclofen are different from those of tizanidine. Due to the different pharmacokinetic profile of Zanaflex Capsules, Zanaflex tablets and generic tizanidine tablets are not AB-rated with Zanaflex Capsules.

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

        In the United States, Zanaflex tablets, Zanaflex Capsules, and some of our product candidates are regulated by the FDA as drugs. Other of our product candidates are potentially regulated both as drugs and as biological products. Drugs are subject to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations of the FDA, as well as to other federal, state, and local statutes and regulations. Biologics are regulated under both the Federal Food, Drug, and Cosmetic Act, as amended, and the Public Health Service Act, as amended. Violations of regulatory requirements at any stage may result in various adverse consequences, including FDA's and other health authorities' delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Similar civil or criminal penalties could be imposed by other government agencies or agencies of the states and localities in which our products are manufactured, sold or distributed.

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

  •
  FDA review of whether the facility in which the product is manufactured, processed, packed or held meets standards designed to assure the product's continued quality; and

  •
  submission to the FDA of an NDA in the case of a drug, or a Biologics License Application, or BLA, in the case of a biologic, that must be approved containing preclinical and clinical data, proposed labeling and information to demonstrate that the product will be manufactured to appropriate standards.

        The research, development and approval process requires substantial time, effort, and financial resources and we cannot be certain that any approval will be granted on a timely or commercially viable basis, if at all.

        Preclinical studies include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its safety and potential efficacy. We then submit the results of the preclinical studies, together with manufacturing information, analytical data and any available clinical data or literature to the FDA as part of an IND application, which must become effective before we may begin human clinical trials. The IND becomes effective 30 days after the FDA filing, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Further, an independent Institutional Review Board charged with protecting the welfare of human subjects involved in research at each medical center proposing to conduct the clinical trials must review and approve any clinical trial before it commences at that center. Informed consent before their participation in the research study.

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

        Before proceeding with a study, sponsors may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as an SPA. Three types of studies are eligible for SPAs: (1) carcinogenicity studies, (2) final product stability studies and (3) clinical studies for pivotal Phase 3 studies whose data will form the primary basis to establish a product's efficacy. Where the FDA agrees to an SPA, the agreement may not be changed by either the sponsor or the FDA except if the sponsor and the FDA agree to a change, or an appropriately senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. SPAs thus help establish up front agreement with the FDA about the adequacy of the design of a clinical trial to support a regulatory approval, but the agreement is not binding if new circumstances arise. In addition, even if an SPA remains in place and the trial meets its endpoints with statistical significance, the FDA could determine that the overall balance of risks and benefits for the product candidate is not adequate to support approval, or only justifies approval for a narrow set of clinical uses or approval with restricted distribution or other burdensome post-approval requirements or limitations. There is thus no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

        Federal and state law requires the submission of registry and results information for most clinical trials. These requirements do not apply to Phase 1 clinical trials. Many of the federal law requirements for submission of results information have not yet been implemented and will be phased-in over time. Once fully implemented, the federal requirements will preempt similar requirements at the state and local level.

        U.S. law requires that studies conducted to support approval for product marketing be "adequate and well controlled." In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with good clinical practice, or GCP, requirements.

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

        In the U.S., the results of product development, preclinical studies and clinical trials must be submitted to the FDA for review and approval prior to marketing and commercial shipment of the product candidate. If the product candidate is regulated as a drug, an NDA must be submitted and approved before commercial marketing may begin. If the product candidate, such as an antibody, is regulated as a biologic, a BLA must be submitted and approved before commercial marketing may begin. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness (and, in the case of a biologic, purity and potency) of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

        Each domestic and foreign manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA or BLA and must be registered with the FDA. The application will generally not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug or biological product, and determines that the facility is in compliance with cGMP requirements. If the manufacturing facilities and processes fail to pass the FDA inspection, we will not receive approval to market these products. FDA may also inspect clinical trial sites and will not approve the product unless the clincial studies have been conducted in compliance with GCP.

        Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. The NDA or BLA review fee alone can exceed $800,000, although certain limited deferrals, waivers and reductions may be available.

        Under applicable laws and FDA regulations, each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will "file" the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. If the FDA refuses to file an application, the FDA will retain 25% of the user fee as a penalty. The FDA has established performance goals for the review of NDAs and BLAs—six months for priority applications and 10 months for regular applications. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an "action letter" that describes additional work that must be done before the application can be approved. The FDA's review of an application may involve review and recommendations by an independent FDA advisory committee.

        The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that contraindications, warning statements or precautions be included in the product labeling, require that additional studies or clincial trials be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan or risk evaluation and mitigation strategy (REMS), or otherwise limit the scope of any approval or post-approval, or limit labeling. Under a REMS, FDA may impose significant restrictions on distribution and use of a marketed product, may require the distribution of medication guides, patient labeling and/or communication plans, and may impose a timetable for submission of assessments of the effectiveness of a REMS. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. FDA may also impose a REMS post-approval if it becomes aware of new safety information that it believes necessitates a REMS. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

        Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements,

reporting of adverse experiences with the drug, other reporting, advertising and promotion restrictions. The FDA's rules for advertising and promotion require, among other things, that we not promote our products for unapproved uses and that our promotion be fairly balanced and adequately substantiated by clinical studies. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. On its own initiative, FDA may require safety labeling changes to the labeling of an approved drug if it becomes aware of new safety information that the agency believes should be included in the approved drug's labeling. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians. Similar provisions exist at the state level.

        In addition to inspections related to manufacturing, we are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to the other regulatory requirements that apply to marketed drugs manufactured or distributed by us. For example, the FDA may conduct periodic inspections regarding our reporting of adverse events, and the FDA has indicated to the industry that it may be conducting increased inspections related to compliance with the requirements of the PDMA concerning the handling of drug samples. When the FDA conducts an inspection, it will identify any deficiencies it believes exist in the form of a notice of inspectional observations, or Form FDA 483. The observations may be more or less significant. If we receive a notice of inspectional observations, we likely will be required to respond in writing, and may be required to undertake corrective and preventive actions in order to address the FDA's concerns.

        We and our product candidates are also subject to a variety of state laws and regulations in those states or localities where they are or will be marketed. Any applicable state or local regulations may hinder our ability to market our product candidates in those states or localities.

        The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

Orphan Drugs

        Under the Orphan Drug Act, special incentives exist for sponsors to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the U.S. Requests for orphan drug designation must be submitted before the submission of an NDA or BLS. We have received orphan drug designation for Fampridine-SR for the treatment of both MS and incomplete SCI.

        Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications. If a product that has an orphan drug designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity. This means that, subsequent to approval, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. FDA may approve a subsequent application from another person if FDA determines that the application is for a different drug or different use, or if FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public's need. In addition, even when a drug has orphan exclusivity, the FDA may approve a different drug for the same orphan use. The FDA may also approve someone else's application for the same drug that has orphan exclusivity, but for a different use, in which case the competing drug could be prescribed by physicians outside its FDA approval for the orphan use, notwithstanding the existence of orphan exclusivity. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another person from receiving approval for the same or a similar drug for the same or other uses.

Generic Drugs, AB Ratings and Pharmacy Substitution

        Generic drugs are approved through an abbreviated process, which differs in important ways from the process followed for innovative products. Generally an abbreviated new drug application, or ANDA, is filed with the FDA. The ANDA must seek approval of a product candidate that has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as a so-called "reference listed drug" approved under an NDA with full supporting data to establish safety and effectiveness. Only limited exceptions exist to this ANDA sameness requirement, including certain limited variations approved by the FDA through a special suitability petition process. The ANDA also generally contains clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at the same rate and to the same extent as the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug.

        Many states require or permit pharmacists to substitute generic equivalents for brand-name prescriptions unless the physician has prohibited substitution. Managed care organizations often urge physicians to prescribe drugs with generic equivalents, and to authorize substitution, as a means of controlling costs of prescriptions. They also may require lower copayments as an incentive to patients to ask for and accept generics.

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

        Solid oral dosage form drug products generally are rated "AB" in the Orange Book if they are considered therapeutic equivalents. If bioequivalence has been adequately demonstrated, the products will be rated "AB."

Foreign Regulation and Product Approval

        Outside the United States, our ability to market a product candidate is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

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

        In the United States, there has been an increased focus on drug pricing in recent years. Although there are currently no direct government price controls over private sector purchases in the United States, federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public health care programs such as Medicaid. Various states have adopted further mechanisms under Medicaid and otherwise that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products. Federal legislation, enacted in December 2003, has altered federal reimbursement for physician-administered drugs covered by Medicare. Under the new reimbursement methodology, physicians are reimbursed based on a product's "average sales price," or ASP. This new reimbursement methodology has generally led to lower reimbursement levels. The new federal legislation also added an outpatient prescription drug benefit to Medicare, effective January 2006. This benefit is provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers.

        Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA and/or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, or OBRA '93, with certain exceptions, provides for Medicare coverage of unapproved uses of an FDA-approved drug if the unapproved use is reasonable and necessary and is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug Evaluations, or the U.S. Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

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

EMPLOYEES

        As of February 22, 2008, we had 144 employees. Of the 144 employees, 30 perform research and development activities, including both preclinical programs, clinical trials and regulatory affairs, 90 work in sales, marketing, medical affairs, business development, manufacturing and communications and 24 perform general and administrative tasks.

CORPORATE INFORMATION

        We were incorporated in 1995 as a Delaware corporation. Our principal executive offices are located at 15 Skyline Drive, Hawthorne, New York 10532. Our telephone number is (914) 347-4300. Our website is www.acorda.com.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (http://www.acorda.com under the "SEC Filings" caption) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (SEC).

Item 1A.    Risk Factors.

        An investment in our common stock involves a high degree of risk. You should consider carefully the following risk factors and the other information contained in this prospectus supplement, the accompanying prospectus and the documents incorporated by reference herein or therein before you decide to purchase our common stock. Additional risks that are not currently known or foreseeable to us may materialize at a future date. The trading price of our common stock could decline if any of these risks or uncertainties occur and you might lose all or part of your investment.

Risks related to our business

We have a history of operating losses and we expect to continue to incur losses and may never be profitable.

        As of December 31, 2007, we had an accumulated deficit of approximately $270.0 million. We had net losses of $38.0 million, $60.0 million and $60.4 million for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. We have had operating losses since inception as a result of our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities and continue our clinical trials and research and development activities.

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

If additional studies required by the FDA for Fampridine-SR do not yield favorable results or we are unable to obtain regulatory approval for Fampridine-SR, or any approval is unduly limited in scope or delayed, our business prospects will be materially adversely affected.

        In September 2006, we announced positive results from our Phase 3 clinical trial of Fampridine-SR for the improvement of walking in patients with MS, which was performed under an SPA from the FDA. In June 2007, we initiated a second Phase 3 clinical trial of Fampridine-SR in MS. The FDA has informed us that positive results from at least two successful Phase 3 clinical trials will be needed to support the filing of an NDA with the FDA. Although we expect our second Phase 3 clinical trial to be completed in the latter part of the second quarter of 2008, we cannot assure how long this study, or any additional studies that might be required by the FDA, will take, whether any such future studies will yield favorable results, or what the cost will be. In addition, if the FDA determines that there is a new substantial scientific issue regarding walking in the MS population or Fampridine-SR, the FDA may alter its opinion expressed in the SPA, regarding the adequacy of the Phase 3 studies. The FDA also required us to execute a Thorough QT study of cardiac safety which was completed in January 2008. Although our QT consultants concluded that this study showed no safety signal for a risk of cardiac QT prolongation with Fampridine-SR at a therapeutic or supratherapeutic dose, the FDA will make its own evaluation of the data when it is submitted as part of the NDA application and its interpretation of the results may differ.

        The FDA may also identify a need for further studies, in addition to the second Phase 3 trial, in order to confirm efficacy or to examine safety or other properties or characteristics of Fampridine-SR. For example, in October 2007, we met with the FDA to discuss the completed preclinical studies proposed for the NDA for Fampridine-SR and the FDA asked us to complete a series of bridging studies to bring our older preclinical toxicology studies to current scientific standards. This included a requirement to complete the histopathological examination of the tissues from the low and middle dose groups of animals from a two-year carcinogenicity study. We are also required to complete new studies to fully characterize the toxicokinetics of fampridine in the blood of experimental animals given doses that were used in the full range of our previously performed preclinical toxicology studies, so the FDA can evaluate the suitability of those doses and routes of administration of drug in its evaluation of safety. Finally, we are required to complete additional in vitro laboratory studies to evaluate the potential for drug-drug interaction based on the metabolism of fampridine and its potential for effects on the metabolism or transport of other drugs. We may also determine, on our own, to conduct additional studies from time to time to support our filing of an NDA or to otherwise provide additional data regarding the safety or efficacy of Fampridine-SR. If the studies that we are required to conduct, or any studies that we determine, on our own, to conduct, cause us to incur unanticipated expenses or delays, or yield unfavorable results, our ability to obtain regulatory approval of Fampridine-SR could be seriously delayed or impaired, in which case our business prospects will be materially adversely affected.

        Notwithstanding the results of our clinical trials and pre-clinical studies, the FDA could determine that the overall balance of risks and benefits for Fampridine-SR is not adequate to support approval, or only justifies approval for a narrow set of uses or approval with restricted distribution or other burdensome post-approval requirements and limitations. Subjects taking Fampridine-SR have experienced adverse events, including falls, urinary tract infection, insomnia, dizziness, asthenia, headache, fatigue, nausea and balance disorder. A small number of subjects have also experienced seizures while taking Fampridine-SR, and there is a possibility that additional seizures will occur even at low doses of the drug. If the FDA denies approval of Fampridine-SR in MS, if FDA approval is substantially delayed, if approval is granted on a narrow basis or with restricted distribution or other burdensome post-approval requirements, or if the Fampridine-SR program is terminated, our business prospects will be materially adversely affected.

        In March 2004, we completed two Phase 3 clinical trials of Fampridine-SR in SCI in which our results failed to reach their primary endpoints. We may resume development of Fampridine-SR for SCI after we have completed further development of the drug for MS. However, we cannot predict whether future clinical trials of Fampridine-SR in SCI will achieve their primary endpoints, how long these clinical trials will take or how much they will cost.

We will be substantially dependent on sales of one product, Zanaflex Capsules, to generate revenue for the foreseeable future.

        We currently derive substantially all of our revenue from the sale of Zanaflex Capsules and Zanaflex tablets, which are our only FDA-approved products. Although we currently distribute Zanaflex tablets, our marketing efforts are focused on Zanaflex Capsules and we do not, and do not intend to, actively promote Zanaflex tablets. As a result, prescriptions for Zanaflex tablets have declined and we expect that they will continue to decline. Our goal is to convert sales of Zanaflex tablets and generic tizanidine tablets to sales of Zanaflex Capsules. We believe that sales of Zanaflex Capsules will constitute a significant portion of our total revenue for the foreseeable future. If we are unable to convert tablet sales to capsule sales or are otherwise unable to increase our revenue from the sale of this product, our business, financial condition and results of operations could be materially adversely affected.

We expect to further increase our sales force in anticipation of the possible launch of Fampridine-SR and sales of Zanaflex Capsules may not grow sufficiently, or Fampridine-SR may not get approved, to offset the increased costs associated with this expansion.

        Between 2006 and 2007, we expanded our internal sales force from 32 to 65 people as part of our strategy to increase sales of Zanaflex Capsules, which increased our fixed expenses significantly. We have initiated plans to approximately double our existing sales force before a potential Fampridine-SR launch. These activities will accelerate in 2008 if the results of the second Phase 3 clinical trial are positive. If we expand our sales force and an NDA is not approved by the FDA, or, if approved, we are not able to achieve our expected level of sales of Zanaflex Capsules and Fampridine-SR, our cash flow and our prospects for achieving profitability will be adversely affected. In addition, we may not be able to train and retain skilled sales and marketing personnel, in a timely manner or at all, or integrate and manage our larger sales and marketing organization.

        There are currently 12 companies with generic versions of tizanidine tablets on the market and they are significantly cheaper than either Zanaflex Capsules or Zanaflex tablets. As of December 31, 2007, these generic versions of tizanidine tablets constituted approximately 93% of tizanidine sales in the United States. Although Zanaflex Capsules have a different pharmacokinetic profile when taken with food and are available in a higher dose than Zanaflex tablets and their generic equivalents, we may be unsuccessful in convincing prescribers, patients and third-party payors, such as government health administrative authorities, including Medicaid and Medicare, private health insurers and other such organizations that these differences justify the higher price of Zanaflex Capsules. Despite our increased investment in sales personnel, we may be unable to convert a significant additional number of current users of Zanaflex tablets or generic tizanidine tablets to Zanaflex Capsules. If that is the case, our ability to continue to generate meaningful revenue from this product will be adversely affected.

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

  •
  difficulties in obtaining sufficient quantities of our product candidates manufactured under cGMP;

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

        Our research, development, preclinical and clinical trial activities, as well as the manufacture and marketing of any products that we may successfully develop, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies abroad. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain, and any regulatory approvals may contain limitations on the indicated usage of a drug, distribution restrictions or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we institute and follow a special risk management plan to monitor and manage potential safety issues, all of which may eliminate or reduce the drug's market potential. Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market.

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

        In order to conduct clinical trials to obtain FDA approval to commercialize any product candidate, an IND application must first be submitted to the FDA and must become effective before clinical trials may begin. Subsequently, an NDA must be submitted to the FDA, including the results of adequate and well-controlled clinical trials demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication. In addition, the manufacturing facilities used to produce the products must comply with cGMP and must pass a pre-approval FDA inspection. Extensive submissions of preclinical and clinical trial data are required to demonstrate the safety, efficacy, potency and purity for each intended use. The FDA may refuse to accept our regulatory submissions for filing if they are incomplete.

        Clinical trials are subject to oversight by institutional review boards and the FDA to ensure compliance with the FDA's good clinical practice requirements, as well as other requirements for the protection of clinical trial participants. We depend, in part, on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices required by regulators. If any such standards are not complied with in our clinical trials, the resulting data from the clinical trial may not be usable or we, an institutional review board or the FDA may suspend or terminate such trial, which would severely delay our development and possibly end the development of such product candidate. We also depend upon third party manufacturers of our products to qualify for FDA approval and to comply with cGMP required by regulators. We cannot be certain that our present or future manufacturers and suppliers will comply with cGMP. The failure to comply with cGMP may result in the termination of clinical studies, restrictions in the sale of, or withdrawal of the products from the market. Compliance by third parties with these standards and practices is outside of our direct control. For example, we and other pharmaceutical companies recently received notification from the FDA regarding the FDA's concerns with the reliability of certain study analyses conducted by MDS Pharma Services, or MDS Pharma, at its St. Laurent (Montreal) and Blainville (Quebec) Canada sites from 2000 through 2004. MDS Pharma helped conduct the studies submitted to FDA for the approval of Zanaflex Capsules. The MDS Pharma facility involved was in Ireland, not Canada, and MDS Pharma's role in the studies did not include performing the types of analyses that the FDA identified in its recent notice as being of concern. Nonetheless, if the FDA's concerns extend to other MDS Pharma facilities or activities, the reliability of the studies that MDS Pharma assisted on for Zanaflex Capsules could be called into question, and we might have to confirm or repeat the studies.

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

        Third-party payors frequently require that drug companies negotiate agreements with them that provide discounts or rebates from list prices. Although we do not have any such agreements with private third-party payors and only a small number of such agreements with government payors, as sales of Zanaflex Capsules continue to increase, we expect increasing pressure to offer larger discounts or discounts to a greater number of third-party payors to maintain acceptable reimbursement levels. If we were required to negotiate such agreements, there is no guarantee that we would be able to negotiate them at price levels that are profitable to us, or at all. Third-party payors may also require prior authorization for, or even refuse to provide, reimbursement for drugs for which there are competing lower-priced drugs. If we are unsuccessful in maintaining reimbursement for our products at acceptable levels, our business will be adversely affected. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce our sales and adversely affect our results of operations. We may experience pressure to lower prices on our approved products due to new and/or proposed federal legislation.

        Federal legislation enacted in December 2003 added an outpatient prescription drug benefit to Medicare. The benefit is provided primarily through private entities, which attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations increase pressure to lower prescription drug prices. While the law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the U.S. government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. In addition, the law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. This Medicare prescription drug coverage legislation, as well as additional healthcare legislation that may be enacted at a future date, could reduce our sales and adversely affect our results of operations.

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

        Composition of matter patents on tizanidine, the active ingredient in Zanaflex Capsules and Zanaflex tablets, expired in 2002. As of January 1, 2008, there were 12 companies with generic versions of tizanidine tablets on the market. To the extent that we are not able to differentiate Zanaflex Capsules from Zanaflex tablets and generic tizanidine tablets and/or pharmacists improperly substitute generic tizanidine tablets when filling prescriptions for Zanaflex Capsules, we may be unable to convert additional sales of Zanaflex tablets and generic tizanidine tablets to Zanaflex Capsules and our ability to generate revenue from this product will be adversely affected. Although no other FDA-approved capsule formulation of tizanidine exists, another company could develop a capsule or other formulation of tizanidine that competes with Zanaflex Capsules.

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

        As of December 31, 2007, on an as adjusted basis after giving effect to the February 2008 common stock offering, we would have approximately $170 million in cash, cash equivalents and short-term investments. Although we anticipate this will be sufficient to fund our operations and meet our financial obligations through at least June 2009 based on our current projected revenue and spending levels, we have several product candidates in various stages of development, and all will require significant further investment to develop, test and obtain regulatory approval prior to commercialization. We will need to seek additional equity or debt financing or strategic collaborations to continue our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all. To the extent that we are able to raise additional capital through the sale of equity securities, the issuance of those securities would result in dilution to our stockholders. Holders of such new equity securities may also have rights, preference or privileges that are senior to yours. If additional capital is raised through the incurrence of indebtedness, we may become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. To the extent funding is raised through collaborations or intellectual property-based financings, we may be required to give up some or all of the rights and related intellectual property to one or more of our products, product candidates or preclinical programs. If we are unable to obtain sufficient financing on favorable terms when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs or devote less resources to marketing Zanaflex Capsules.

Under our financing arrangement with the Paul Royalty Fund, or PRF, upon the occurrence of certain events, PRF may require us to repurchase the right to receive revenues that we assigned to it or may foreclose on the Zanaflex assets that secure our obligations to PRF. Any exercise by PRF of its right to cause us to repurchase the assigned right or any foreclosure by PRF could adversely affect our results of operations and our financial condition.

        On December 23, 2005, we entered into a revenue interest assignment agreement with PRF, which was amended on November 28, 2006, pursuant to which we assigned to PRF the right to receive a portion of our net revenues from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex.

        Under our arrangement with PRF, upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties under the revenue interests assignment agreement, PRF may (i) require us to repurchase the rights we assigned to it at the "put/call price" in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. The put/call price on a given date is the greater of (i) 150% of all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date or (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date.

        If PRF were to exercise its right to cause us to repurchase the right we assigned to it, we cannot assure you that we would have sufficient funds available to pay the put/call price in effect at that time. Even if we have sufficient funds available, we may have to use funds that we planned to use for other purposes and our results of operations and financial condition could be adversely affected. If PRF were to foreclose on the Zanaflex assets that secure our obligations to PRF, our results of operations and financial condition could also be adversely affected. Because PRF's right to cause us to repurchase the rights we assigned to it is triggered by, among other things, a change in control, transfer of any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement) or transfer of all or substantially all of our assets, the existence of that right could discourage us or a potential acquirer from entering into a business transaction that would result in the occurrence of any of those events.

The loss of our key management and scientific personnel may hinder our ability to execute our business plan.

        Our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with our scientific and medical network and the network of centers in the United States and Canada that conducts our clinical trials. We are highly dependent on the services of Dr. Ron Cohen, our President and Chief Executive Officer, as well as the other principal members of our management and scientific staff. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. With the exception of Dr. Ron Cohen, we do not maintain "key man" life insurance policies on the lives of our officers, directors or employees. The loss of one or more of our key employees, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

        Our sales, promotion and other activities related to Zanaflex Capsules, or any of our other products under development following their regulatory approval, are subject to regulatory and law enforcement authorities in addition to the FDA, including the Federal Trade Commission, the Department of Justice, and state and local governments. We are subject to various federal and state laws pertaining to health care "fraud and abuse," including both federal and state anti-kickback laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration as an inducement for the referral of business, including the use, recommendation, purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Although we seek to comply with these statutes, it is possible that our practices, or those of our contract sales force, might be challenged under anti-kickback or similar laws. Violations of fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

We may be subject to penalties if we fail to comply with post-approval legal and regulatory requirements and our products could be subject to restrictions or withdrawal from the market.

        Any product for which we currently have or may obtain marketing approval, along with the associated manufacturing processes, any post-approval clinical data that we might be required to collect and the advertising and promotional activities for the product, are subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, any approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. For example, we are required to inform the FDA if certain issues arise in manufacturing or packaging of our commercialized products. We recently filed a field alert with the FDA notifying them that two bottles of Zanaflex Capsules were packaged without the required lot and expiration date information on their labels. We have been working with the packager of Zanaflex Capsules to identify and correct any issues that could have caused this. There can be no assurance that other bottles of Zanaflex Capsules are or will be labeled properly or that other similar issues will not occur.

        We have an outstanding FDA commitment, inherited from Elan, to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex capsules, was to be satisfied by February 2007.

        We completed the retrospective pediatric safety data and provided it to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline. The delays in initiation of the pediatric pharmacokinetic study were due to unexpected delays in investigator recruitment and obtaining Institutional Review Board approvals. The clinical phase of the study is now completed and the data will be submitted to the FDA when the final report is completed. Depending on whether the FDA considers these studies adequate to satisfy our outstanding pediatric commitments under the Pediatric Research Equity Act, or PREA, we may be required to conduct additional studies. Such additional studies could be more extensive and more costly than the recently completed studies. We also may be subject to penalties for non-compliance with PREA, including fines, seizure of product and loss of product approval.

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

        In recent years, several states, including California, Maine, Minnesota, New Mexico, Texas, Vermont and West Virginia, and the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports with the state on sales, marketing, pricing and other activities. For example, California has enacted a statute requiring pharmaceutical companies to adopt a comprehensive compliance program that is in accordance with the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. This compliance program must include policies for compliance with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, as well as a specific annual dollar limit on gifts or other items given to individual healthcare professionals in California. The law requires posting policies on a company's public web site along with an annual declaration of compliance.

        The District of Columbia, Maine, Minnesota, New Mexico, Texas, Vermont and West Virginia have also enacted laws of varying scope that impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing and payments and costs associated with pharmaceutical marketing, advertising and promotional activities. Other states also have laws that regulate, directly or indirectly, various pharmaceutical sales and marketing activities, and new legislation is being considered in many states. Many of the state law requirements are new and uncertain and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these state reporting and disclosure laws to date. We are continually updating our formal compliance infrastructure and standard operating procedures to comply with such laws. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

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

        Our research and development activities involve the controlled use of potentially harmful biological materials, hazardous materials and chemicals that are subject to federal, state and local laws and regulations governing their use, storage, handling and disposal. These materials include ketamine, buprenophine, sodium pentobarbital, ether, acetonitrile, hexanes, chloroform, xylene, dehydrated alcohol, methanol, ethyl alcohol, isopropanol and formaldehyde. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. If we fail to comply with environmental regulations, we could be subject to criminal sanctions and/or substantial liability for any damages that result, and any substantial liability could exceed our resources. We currently maintain a general liability insurance policy that has a $2 million per claim limit and also caps aggregate claims at $2 million. In addition, we have an umbrella insurance policy that covers up to $9 million of liability in excess of the general liability policy's $2 million limit. This amount of insurance coverage may not be adequate to cover all liabilities or defense costs we might incur. In addition, the cost of compliance with environmental and health and safety regulations may be substantial.

Fulfilling our obligations pursuant to compliance with the Sarbanes-Oxley Act of 2002 will be expensive and time consuming.

        The Sarbanes-Oxley Act of 2002, which became law in July 2002, requires us to implement additional corporate governance practices and adhere to a variety of reporting requirements. In response to the requirements of that Act, the SEC and The NASDAQ Stock Market, Inc. promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our general and administrative costs, and we expect to continue to experience increased costs. These developments also could make it more difficult and more expensive for us to obtain director and officer liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on a company's internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a company's financial statements must attest to and report on the effectiveness of the company's internal controls over financial reporting. We have determined that we are an "accelerated filer" and consequently Section 404 requirements apply to us for our annual report on Form 10-K for the fiscal year ended December 31, 2007. If our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for one or more future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Risks related to our dependence on third parties

We currently have no manufacturing capabilities and are substantially dependent upon Elan and other third party suppliers to manufacture Zanaflex Capsules, Zanaflex tablets and Fampridine-SR.

        We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of Zanaflex Capsules, Zanaflex tablets or Fampridine-SR. We rely and expect to continue to rely on third parties for the production and packaging of our commercial products and clinical trial materials.

        We rely on a single manufacturer, Elan, for the supply of Zanaflex Capsules. Zanaflex Capsules are manufactured using Elan's proprietary SODAS multiparticulate drug delivery technology. Elan is obligated, in the event of a failure to supply Zanaflex Capsules, to use commercially reasonable efforts to assist us in either producing Zanaflex Capsules ourselves or in transferring production of Zanaflex Capsules to a third-party manufacturer, provided that such third-party manufacturer is not a technological competitor of Elan. In the event production is transferred to a third party, the FDA may require us to demonstrate through bioequivalence studies and laboratory testing that the product made by the new supplier is equivalent to the current Zanaflex Capsules before we could distribute products from that supplier. The process of transferring the technology and qualifying the new supplier could take a year or more.

        Under our supply agreement with Elan, we provide Elan with monthly written 18-month forecasts and with annual written two-year forecasts for our supply requirements of Zanaflex Capsules. In each of the five months following the submission of our written 18-month forecast we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less. Elan is not obligated to supply us with quantities in excess of our forecasted amounts, although it has agreed to use commercially reasonable efforts to do so. Because we have a limited history of selling Zanaflex Capsules, our forecasts of our supply requirements may be inaccurate. As a result, we may have an excess or insufficient supply of Zanaflex Capsules.

        Prior to March 2007, we relied on a single manufacturer, Novartis, for the manufacture of Zanaflex tablets and for the supply of tizanidine, the active pharmaceutical ingredient in Zanaflex Capsules and Zanaflex tablets. Novartis has discontinued production of tizanidine and will no longer supply tizanidine to Elan for the production of Zanaflex Capsules or to us for the production of Zanaflex tablets. In collaboration with Elan, we have identified two tizanidine manufacturers. We filed an NDA supplement with the FDA in February 2008 for approval of one of these manufactures as the tizanidine supplier for Zanaflex Capsules. If we and Elan do not gain FDA approval for at least one of these tizanidine suppliers prior to the depletion of Elan's tizanidine inventory and our Zanaflex Capsules and Zanaflex tablets inventory, we could experience an interruption in our Zanaflex Capsules and Zanaflex tablets supply.

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

        Beginning in May 2007, the chemical stability of Elan's tizanidine must be retested within 30 days of each manufacturing run. If Elan's tizanidine inventory fails its retest prior to FDA approval of a new tizanidine supplier, a delay or interruption in our supply of our Zanaflex products could result. We depend on another company, Sharp Corporation, to package and bottle Zanaflex tablets.

        We also rely exclusively on Elan to supply us with our requirements for Fampridine-SR. Elan relies on a single third-party manufacturer to supply fampridine, the active pharmaceutical ingredient in Fampridine-SR. Under our supply agreement with Elan, we are obligated to purchase at least 75% of our yearly supply of Fampridine-SR from Elan, and we are required to make compensatory payments if we do not purchase 100% of our requirements from Elan, subject to certain exceptions. We and Elan have agreed that we may purchase up to 25% of our annual requirements from Patheon, a mutually agreed-upon and qualified second manufacturing source, with compensatory payment.

        Our dependence on others to manufacture our marketed products and clinical trial materials may adversely affect our ability to develop and commercialize our products on a timely and competitive basis.

If third-party contract research organizations do not perform in an acceptable and timely manner, our preclinical testing or clinical trials could be delayed or unsuccessful.

        We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with preclinical testing and clinical trials. The failure of any of these vendors to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements, such as good clinical and laboratory practices, or preclinical testing or clinical trial protocols, could cause a delay or other adverse effect on our preclinical testing or clinical trials and ultimately on the timely advancement of our development programs.

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

        We may initiate actions to protect our intellectual property and in any litigation in which our patents or our licensors' patents are asserted, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of these patents is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by the patent claims. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. From time to time we may receive notices from third parties alleging infringement of their intellectual property rights. Any litigation, whether to enforce our rights to use our or our licensors' patents or to defend against allegations that we infringe third party rights, would be costly, time consuming, and may distract management from other important tasks.

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

        In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc. advising that it filed an ANDA with the FDA to market generic versions of each of the three Zanaflex Capsules dosage strengths marketed by us. In response to that Notice, in October 2007, we filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, "Apotex") in the United States District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557 relating to methods of reducing drowsiness in patients with immediate release multiparticulate tizanidine formulations, including those sold by us as Zanaflex Capsules. This patent expires in 2021.

        In November 2007, Apotex filed an answer to our complaint, asserting affirmative defenses of invalidity and non-infringement of U.S. Patent No. 6,455,557, and also filed counterclaims for declaratory judgment of invalidity and non-infringement. Apotex's defenses or counterclaims may change during the course of the litigation and its arguments and/or the underlying bases for its arguments may change. Although we intend to vigorously defend our intellectual property rights related to Zanaflex Capsules, there is no assurance that we will prevail or that the ANDA filed by Apotex Inc. will not be approved by the FDA. The resolution of this patent litigation could be lengthy and at substantial cost, even if resolved in our favor, and could absorb significant management time, all of which may materially and adversely affect our financial position and results of operations. In addition, if Apotex is successful in challenging our patent, and if the FDA approves that ANDA, it could be permitted to sell a generic tizanidine hydrochloride capsule. Further, other third parties may bring similar claims. We would face significant competition from any generic brand of tizanidine hydrochloride capsule, which would cause significant declines in our revenue and profit margin.

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

        Prior to our initial public offering in February 2006, you could not buy or sell our common stock publicly. While our common stock is listed on the NASDAQ Global Market, an active public market for our common stock may not be sustained. You may not be able to sell your shares quickly or at the current market price if trading in our stock is not active. Our stock price could fluctuate significantly due to a number of factors, including:

  •
  publicity regarding actual or potential clinical trial results or updates relating to products under development by us or our competitors;

  •
  delay or failure in initiating, completing or analyzing pre-clinical trials or unsatisfactory design or result of these trials;

  •
  achievement or rejection of regulatory approvals by our competitors or by us;

  •
  announcements of new corporate partnerships, alliances, financings or other transactions, or of technological innovations or new commercial products by our competitors or by us;

  •
  developments concerning proprietary rights, including patents;

  •
  developments concerning our collaborations;

  •
  economic or other crises or other external factors;

  •
  conditions or trends in the pharmaceutical or biotechnology industries;

  •
  litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

  •
  governmental regulation and legislation in the United States and foreign countries;

  •
  changes in securities analysts' estimates of our performance or our failure to meet analysts' expectations;

  •
  sales of substantial amounts of our stock;

  •
  variations in product revenue and profitability; and

  •
  variations in our anticipated or actual operating results.

        Many of these factors are beyond our control, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance. If our revenues, if any, in any particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our operating results to suffer. If our operating results in any future period fall below the expectations of securities analysts or investors, our stock price may fall by a significant amount.

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

        If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater shareholders or other shareholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of Febuary 22, 2008 we have outstanding 32,458,352 shares of voting common stock. We have registered 5,481,334 shares of common stock that are authorized for issuance under our equity compensation plans, including outstanding options to acquire 3,033,436 shares of common stock outstanding as of January 15, 2008, exercisable at an average exercise price of $10.38 per share. We have also registered the resale of 100,000 shares of our common stock issued in connection with the purchase of certain assets of Neurorecovery, Inc. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises, or the resale of the shares issued in the transaction with Neurorecovery, Inc., could cause our stock price to drop further.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

        As of January 15, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 58.6% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties.

        Our principal executive offices are located in an approximately 38,200 square foot facility in Hawthorne, NY, which houses offices and laboratory space. The current annual rent for this facility is $857,169. We believe that our facility is currently adequate for our purposes and that it will continue to be so for the foreseeable future. The lease for this facility expires in December 2009.

Item 3.    Legal Proceedings.

        In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc. advising that it filed an ANDA with the FDA to market generic versions of each of the three Zanaflex Capsules dosage strengths marketed by us. In response to that Notice, in October 2007, we filed a lawsuit against Apotex Corp. and Apotex Inc. in the United States District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557 relating to methods of reducing drowsiness in patients with immediate release multiparticulate tizanidine formulations, including those sold by us as Zanaflex Capsules. The defendants have answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We have denied those counterclaims.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock has been quoted on the NASDAQ Global Market under the symbol ACOR since our initial public offering on February 9, 2006. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter through March 6, 2008	$28.14	$19.25

	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter	$23.40	$16.84
Third Quarter	$21.41	$15.80
Second Quarter	$26.58	$16.69
First Quarter	$25.88	$15.06

	High	Low
Fiscal Year Ended December 31, 2006
Fourth Quarter	$20.60	$8.27
Third Quarter	$11.90	$2.20
Second Quarter	$5.50	$3.30
First Quarter	$7.48	$5.10

        Registrar and Transfer Company is the transfer agent and registrar for our common stock. As of February 22, 2008, we had approximately 55 registered holders of record of our common stock.

        Pursuant to options granted prior to the adoption of the 1999 Employee Stock Option Plan, as amended (the "1999 Plan"), we issued an aggregate of 4,807 unregistered shares of our common stock between January 1, 2007 and December 31, 2007, for which we received aggregate cash consideration of $14,165, equal to the aggregate exercise price of these options. These shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration under Rule 701 promulgated under such Act.

Stock Price Performance Graph

        The graph below matches the cumulative 22-month total return of holders of Acorda Therapeutics, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on February 10, 2006, and tracks it through December 31, 2007.

COMPARISON OF 22 MONTH CUMULATIVE TOTAL RETURN*

Among Acorda Therapeutics, Inc, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

  *
  $100 invested on February 10, 2006 in our common stock compared to $100 invested on January 31, 2006 in the applicable NASDAQ index, including reinvestment of dividends. Fiscal year ending December 31.

	2/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06
Acorda Therapeutics, Inc	100.00	92.26	77.68	72.92	57.29	62.05	47.62	43.45	136.16	264.73	288.10
NASDAQ Composite	100.00	98.80	101.81	101.41	95.02	94.74	91.46	95.72	98.81	103.61	106.60
NASDAQ Biotechnology	100.00	103.44	101.47	95.91	92.28	91.11	91.84	92.82	94.45	99.82	98.95

12/06	1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07
235.71	257.29	323.07	288.99	368.75	296.13	253.87	249.70	267.71	273.07	301.64	278.42	326.79
106.26	108.21	106.10	106.58	110.62	114.27	114.22	111.74	113.60	119.00	125.68	116.76	116.10
96.55	99.17	96.03	93.68	101.48	100.04	96.95	95.33	97.18	102.79	107.37	104.12	98.20

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

Equity Compensation Plans

        We have two equity incentive plans: our 2006 Employee Incentive Plan, as amended (the "2006 Plan") and our 1999 Employee Stock Option Plan, as amended (the "1999 Plan" and, together with the 2006 Plan, the "Plans"). As of December 31, 2007, a total of 5,481,334 shares of our common stock had been reserved for issuance under the Plans. All future awards will be made under the 2006 Plan.

        The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	2,999,513	$10.17	1,098,945	(2)

Total	2,999,513	10.17	1,098,945

(1)
Includes options to purchase shares of our common stock and restricted stock awards under the Plans. The total number of shares of our common stock available for issuance under the 2006 Plan automatically increases on January 1 of each year during the term of the 2006 Plan by a number equal to 4% of the outstanding shares of our common stock on January 1 of each year, unless otherwise determined by our board of directors.

(2)
Consists of shares available as of December 31, 2007 for future issuance under the 2006 Plan.

Item 6.    Selected Financial Data

	Year Ended December 31,				Six Months Ended December 31, 2003	Year Ended June 30, 2003
	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Gross sales—Zanaflex	$43,586	$26,548	$5,923	$—	$—	$—
Less: discounts and allowances	(4,160)	396	(1,114)	(4,417)	—	—

Net sales	39,426	26,944	4,809	(4,417)	—	—
Grant revenue	60	407	336	479	382	474

Total net revenue	39,486	27,351	5,145	(3,938)	382	474
Less: cost of sales	(8,356)	(7,123)	(5,132)	(885)	—	—

Gross profit	31,130	20,228	13	(4,823)	382	474
Operating expenses:
Research and development	22,410	12,055	12,890	21,999	16,743	17,527
Research and development—related party	—	—	—	—	3,343	2,265
Sales and marketing	30,737	19,079	13,099	4,662	—	—
General and administrative	17,431	12,561	8,435	13,283	17,069	6,388

Total operating expenses	70,578	43,695	34,424	39,944	37,155	26,180

Operating loss	(39,448)	(23,467)	(34,411)	(44,767)	(36,773)	(25,706)
Other income (expense):
Interest and amortization of debt discount expense	(2,664)	(2,553)	(1,526)	(385)	(38	(78)
Interest and amortization of debt discount expense—related party	—	—	—	—	(184)	(369)
Interest income	4,087	1,471	402	409	276	393
Other income	51	76	1	2	7	26

Total other income (expense)	1,474	(1,006)	(1,123)	26	61	(28)
Cumulative effect of change in accounting principle(3)	—	454	3	—	—	—

Net loss	(37,974)	(24,019)	(35,531)	(44,741)	(36,712)	(25,734)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	—	(36,008)	(24,849)	(24,746)	(11,985)	(24,320)

Net loss allocable to common stockholders	(37,974)	$(60,027)	$(60,380)	$(69,487)	$(48,697)	$(50,054)

Net loss per share allocable to common stockholders—basic & diluted	$(1.45)	$(3.27)	$(295.27)	$(351.76)	$(252.87)	$(261.38)

Pro forma net loss per share allocable to common stockholders—basic & diluted (unaudited)(1)			$(.79)	$(9.63)

Weighted average shares of common stock outstanding used in computing net loss per share allocable to common stockholders—basic & diluted	26,237	18,346	204	198	193	191

Weighted average shares of common stock outstanding used in computing pro forma net loss per share allocable to common stockholders—basic & diluted (unaudited)(1)(2)			13,547	13,536

(1)
The pro forma net loss per share and weighted average shares of common stock used in computing pro forma net loss per share allocable to common stockholders for the years ended December 31, 2005 and 2004, respectively, are calculated as if all our convertible preferred stock and mandatorily redeemable convertible preferred stock were converted into common stock as of the beginning of the year ended December 31, 2004 or from their respective dates of issuance, if issued after the beginning of the year ended December 31, 2004. The pro forma net loss per share allocable to common stockholders for the year ended December 31, 2004 was computed assuming the initial public offering was completed at the beginning of the fiscal year presented and has been adjusted to give effect to the following: (a) recognition of the unamortized portion of a beneficial conversion charge of $67.9 million; (b) recognition of the unamortized portion of issuance costs relating to Series E, Series I, Series J and Series K preferred stock of $379,000; and (c) reversal of accrued preferred dividends on Series J and Series K preferred stock of $7.4 million (see Note 3 to the consolidated financial statements). The pro forma net loss per share allocable to common stockholders for the year ended December 31, 2005 reflects the reversal of the accrued preferred dividend of $5.3 million, amortized beneficial conversion charge of $19.4 million and amortized issuance cost of $108,000 assuming that the automatic conversion occurred as of the beginning of the fiscal year ended December 31, 2004. Upon our initial public offering in February 2006, all the preferred stock was converted into common stock.

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

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,810	$18,101	$11,761	$11,729	$8,965
Short term investments	78,310	35,656	2,001	9,397	32,250
Working capital	71,770	33,324	(10,394)	9,067	35,375
Total assets	127,306	84,368	33,912	30,982	45,960
Deferred product revenue—Zanaflex Capsules	13,924	11,324	5,226	—	—
Deferred product revenue—Zanaflex tablets	7,914	9,117	11,510	6,668	—
Current portion of notes payable	188	1,044	1,068	302	324
Non current portion of notes payable	—	187	1,147	145	447
Current portion of revenue interest liability—PRF transaction	1,785	3,392	2,162	—	—
Put/call option liability—PRF transaction	463	350	400	—	—
Non current portion of revenue interest liability—PRF transaction	17,444	19,744	12,914	—	—
Long term convertible notes payable	6,703	6,508	8,768	8,422	8,091
Mandatorily redeemable preferred stock	—	—	91,214	66,364	30,171
Total stockholders' equity (deficit)	63,433	18,669	(116,536)	(60,571)	(130)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        In May 2007, we reached agreement with the FDA on an SPA for a second Phase 3 trial of Fampridine-SR in MS, MS-F204, and we initiated this trial in June 2007. We expect to have results from this trial in the latter part of the second quarter of 2008. The objective of this study is to show that individuals treated with Fampridine-SR are significantly more likely to have consistent improvements in their walking than those treated with placebo. Pending favorable clinical results, the FDA has agreed that this trial, together with our first Phase 3 trial, MS-F203, would be adequate to support an NDA for Fampridine-SR. A Thorough QT cardiac study was initiated in September 2007 and favorable results from that study were released in January 2008. This study evaluated the potential to cause an increase in the electrocardiographic QT interval. Fampridine-SR, at both therapeutic and supratherapeutic doses, was found to be no different than placebo. We believe Fampridine-SR is the first potential therapy in late-stage clinical development for MS that seeks to improve the function of damaged nerve fibers and, if approved, could be complementary to existing drugs used to treat MS. To our knowledge, there are no current therapies indicated to improve walking ability in people with MS. Our preclinical programs also target MS and SCI, as well as other CNS disorders, including stroke and traumatic brain injury.

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

        We have expended a significant portion of our funds on a number of clinical trials for Fampridine-SR, our most advanced product candidate, including two Phase 3 clinical trials of Fampridine-SR in SCI and a Phase 2, the results of which were announced in April 2004 and the Phase 3 clinical trials for MS described above.

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

        In July 2004, we acquired all of Elan's research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. These products are FDA-approved for the management of spasticity. We made an upfront payment to Elan of

$2.0 million and are obligated to pay royalties on sales and to make milestone payments upon achievement of specified sales levels. Through December 31, 2007, we achieved four milestones, the first triggering a payment of $1.5 million, 50% of which was paid in the first quarter of 2005 and 50% of which was paid in the first quarter of 2006. The second milestone of $3.0 million was paid in March 2006. The third milestone of $5.0 million was paid in February 2007. The fourth milestone of $5.0 million was paid in August 2007. The final milestone of $5.0 million was reached in January 2008 and will be paid during the second quarter of 2008. As part of our Zanaflex acquisition, we entered into a long-term supply agreement with Elan under which Elan provides us with Zanaflex Capsules. Elan also assigned us its rights under an agreement with Novartis for the supply of tizanidine and Zanaflex tablets.

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

        In May 2005, we retained Access Worldwide Communications, Inc. ("Access") to provide a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care, specialty physicians and pharmacists. In February 2006, we expanded the scope of the arrangement with Access and transferred some of the primary care physician contacts previously covered by Cardinal Health to Access. Our contract with Access is now serviced by TMS Professional Markets Group, LLC, which purchased various telesales assets from Access in 2006.

        In December 2005, we entered into a revenue interests assignment agreement with PRF pursuant to which we assigned PRF the right to receive a portion of our net revenues (as defined in the agreement which definition is different from our net revenues as determined in accordance with GAAP) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all such Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement is terminated earlier. In consideration for the assignment, PRF paid us $15.0 million at signing. We used approximately $3.0 million of that payment to repay a portion of the amount we owed to General Electric Capital Corporation, or GE Capital, $200,000 of that payment for expenses associated with such repayment and $691,000 of that payment to reimburse PRF for expenses it incurred in the transaction. Under our agreement with PRF, we are required to use the remainder of the amount we received at signing and any other amounts we receive under the agreement to support commercialization, sales, marketing, clinical and regulatory activities and other financial obligations related specifically and solely to our Zanaflex operations. If our Zanaflex net revenues in 2005 had equaled or exceeded $11.0 million and our Zanaflex net revenues in the first six months of 2006 had equaled or exceeded $16.0 million, at our election, PRF would also have been required to loan us an additional $5.0 million. We did not meet this milestone.

        In November 2006, we entered into an amendment to the revenue interests assignment agreement with PRF. Under the amendment, PRF is entitled to a royalty consisting of certain specified percentages of Zanaflex net revenues, based upon the level of net revenues. The amendment provides that the royalty rate will drop to 1% upon PRF's receipt of 2.1 times the aggregate amount PRF has paid us under the agreement, as amended. Previously, once PRF had received and retained payments under the agreement that are at least twice the aggregate amount PRF paid us under the Agreement, the royalty rate would drop to 1% of Zanaflex net revenues. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and agreed that we would be entitled to an additional $5.0 million if our net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone was met and the milestone payment was received in February 2007. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010. For more information regarding our agreement with PRF, see "—Liquidity and Capital Resources—Financing Arrangements."

        We completed our initial public offering on February 9, 2006 in which 6,075,614 shares of our common stock were sold, resulting in net proceeds of approximately $31.5 million after deducting the underwriting discount and offering expenses payable to us.

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

        We completed a private placement on October 6, 2006 in which 3,230,769 shares of our common stock were sold, resulting in net proceeds of approximately $29.8 million, net of issuance costs.

        We completed a follow-on public offering in July 2007. As part of that offering, 4,189,460 shares of our common stock were sold, resulting in proceeds of approximately $72.2 million, net of issuance costs.

        In September 2007, we received a Paragraph IV Certification Notice from Apotex Inc. advising that Apotex Inc. had filed an ANDA with the FDA for generic versions of each of the three Zanaflex Capsules (tizanidine hydrochloride) dosage strengths marketed by us. In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex Corp. and Apotex Inc. in the United States District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557 relating to multiparticulate tizanidine compositions, including those sold by us as Zanaflex Capsules. The patent expires in 2021. The defendants have answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We have denied those counterclaims. If the ANDA were approved by the FDA and Apotex Corp. and Apotex Inc. were successful in challenging the validity of the patent, Apotex Corp. and Apotex Inc. could be permitted to sell a generic tizanidine hydrochloride capsule in competition with Zanaflex Capsules.

        We completed a follow-on public offering in February 2008. As part of that offering, 3,712,000 shares of our common stock were sold, resulting in proceeds of approximately $74.7 million, net of issuance costs.

Product Revenue and Returns

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

        Under our revenue interests assignment agreement with PRF, as amended in November 2006, PRF is entitled to a portion of our net revenues from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all Zanaflex net revenues (as defined in the agreement) generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. Under the agreement, PRF is entitled to a certain portion of such Zanaflex net revenues. For more information regarding our agreement with PRF, see "—Liquidity and Capital Resources—Financing Arrangements."

        We accept returns of products for six months prior to and 12 months after their expiration date. Returns of products sold by us are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.

Sale of Zanaflex Tablet Inventory Acquired From Elan

        When we acquired Zanaflex from Elan, we also acquired Elan's inventory of Zanaflex tablets. This inventory included partial lots with expiration dating of less than 12 months and full lots with expiration dating greater than 12 months. The majority of this product was sold by us during July 2004 through March 2005. We deferred recognition of any revenue from sales of the partial lot inventory until the return period for the product expired in June 2006 (12 months following product expiration). We could not use prescription data to recognize revenue associated with the partial lot inventory acquired from Elan because we could not determine whether the prescription was filled with product that Elan sold prior to our acquisition of Zanaflex or with product we sold. We received returns of the product sold by Elan through June 2006 at which point the right of return expired and we recognized the remaining $2.2 million deferred revenue balance as gross sales.

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

Discounts and Allowances

        Reserves for cash discounts, rebates and chargebacks have been established. At the time product is shipped to wholesalers a charge is recorded to discounts and allowances and the appropriate reserves are credited. Allowances are established on a product-by-product basis. These allowances are established by management as its best estimate of each product's historical experience adjusted to reflect known changes in the factors that impact such reserves. Allowances for chargebacks, rebates and discounts are established based on contractual terms with customers, analyses of historical usage of discount, chargeback and rebate reserves, communications with customers, the level of inventory remaining in the distribution channel, expectations about the market for each product and any anticipated introduction of competitive products.

Grant Revenue

        Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied. To the extent expended, grant revenue related to the purchase of equipment is deferred and amortized over the shorter of its useful life or the life of the related contract.

Cost of Sales

        Cost of sales consists of cost of inventory, expense due to inventory reserves, royalty expense, milestone amortization of intangible assets associated with the Zanaflex acquisition, packaging costs, freight and required inventory stability testing costs. Our inventory costs, royalty obligations and milestone obligations are set forth in the agreements entered into in connection with our Zanaflex acquisition. Any payments we make to PRF in connection with the revenue interests assignment transaction entered into in December 2005 will not constitute royalty expense or otherwise affect our cost of sales. See "—Liquidity and Capital Resources—Financing Arrangements."

Research and Development Expenses

        Research and development expenses consist primarily of employee compensation and benefits, fees paid to professional service providers for independently monitoring our clinical trials and acquiring and evaluating data from our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities and the legal costs of pursuing patent protection of our intellectual property. Share-based compensation is classified between clinical development and preclinical research and development based on employee job function. We expense research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop our product candidates and preclinical programs.

        The following table summarizes our research and development expenses for the years ended December 31, 2007, 2006 and 2005. Included in this table are our external research and development costs, consisting largely of clinical trial and research services provided by outside laboratories and vendors recognized in connection with each product candidate currently in clinical development and all preclinical programs as a group. Many of our internal research and development costs, including personnel costs, related benefits and share-based compensation, are not attributable to any individual project because we use these resources across several development projects.

	Year Ended December 31,
	2007	2006	2005
Clinical development:
Contract expense—MS	$10,823	$6,004	$4,011
Contract expense—SCI	—	—	32
Other contract expense	1,368	751	3,960
Operating expense	3,496	1,553	1,300

Total clinical development	15,687	8,308	9,303
Preclinical research & development:
Research contracts	602	120	115
Contract expense	79	33	79
Operating expense	2,406	3,057	3,393

Total preclinical research & development	3,087	3,210	3,587

Regulatory affairs	3,636	537	—

Total	$22,410	$12,055	$12,890

Sales and Marketing Expenses

        Sales and marketing expenses include the costs of cash and non-cash compensation for our sales and marketing personnel and the cost of our advertising, promotion and education programs. Sales and marketing expenses include the cost of our contract pharmaceutical telesales services provided by TMS Professional Markets Group, LLC.

General and Administrative Expenses

        General and administrative expenses consist primarily of cash and non-cash compensation and other related costs for personnel serving executive, finance, medical affairs, business development, legal, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development or sales and marketing expense and professional fees for legal, investor relations and accounting services.

Other Income (Expense)

        Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest expense related to our revenue interest liability, our GE Capital notes, and accrued interest on our convertible notes.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Gross Sales

        We recognized gross sales from the sale of Zanaflex Capsules and Zanaflex tablets of $43.6 million for the year ended December 31, 2007, as compared to $26.5 million for the year ended December 31, 2006, an increase of approximately $17.1 million, or 64%. The increase was due to an increase in prescriptions written for our products that we believe was the result of our sales force expansion as well as a 10% price increase effective January 1, 2007. Also included in gross sales for the year ended December 31, 2007 was $462,000 of revenue recognized associated with our 2mg tablet deferred revenue. In August 2007, the right to return this product expired, allowing us to recognize the remaining $462,000 deferred revenue as gross sales. We recognize product sales using a deferred revenue recognition model meaning that shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported.

Discounts and Allowances

        We recorded discounts and allowances of $4.2 million for the year ended December 31, 2007 as compared to a negative $396,000 for the year ended December 31, 2006, an increase of approximately $4.6 million. As part of the Zanaflex acquisition in 2004, we agreed to accept any returns of Zanaflex tablets that were returned subsequent to January 17, 2005, including returns of product that was originally sold by Elan. Product returns prior to that date were the responsibility of Elan. As a result of this agreement, in December 2004 we recorded a return liability of $4.1 million which was our best estimate of the Zanaflex tablet returns for which we could potentially become liable. Our obligation to continue to accept these returns ended in June 2006. As a result of the returns we accepted since 2004, the net balance remaining on this liability was approximately $1.8 million in June 2006. We reversed this liability in June 2006, which resulted in a reduction in discounts and allowances of $1.8 million and a corresponding reduction of the product return liability on our balance sheet. Also contributing to the increase in discounts and allowances in 2007 versus 2006 was the higher level of Zanaflex revenues and related shipments.

        Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the year ended December 31, 2007, consisted of $1.6 million for fees for services to wholesalers, $1.5 million for chargebacks and rebates and $1.1 million in cash discounts and allowances. Discounts and allowances for the year ended December 31, 2006 consisted of a negative $1.8 million due to the Elan product return liability reversal described above, $664,000 in cash discounts and $742,000 in allowances for chargebacks and rebates.

Grant Revenue

        Grant revenue for the year ended December 31, 2007 was $60,000 compared to $407,000 for the year ended December 31, 2006, a decrease of approximately $347,000, or 85%. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales of $8.4 million for the year ended December 31, 2007 as compared to $7.1 million for the year ended December 31, 2006, an increase of approximately $1.3 million, or 17%. Cost of sales for the year ended December 31, 2007 consisted of $3.0 million in royalty fees, $3.9 million in inventory costs, $1.2 million in amortization of intangible assets, and $222,000 in costs related to packaging, freight and stability testing. Cost of sales for the year ended December 31, 2006 consisted of $2.9 million in royalty fees, $2.6 million in inventory costs, $775,000 in amortization of intangible assets, $676,000 in charges for excess inventory and $215,000 in costs related to packaging, freight and stability testing. The charges for excess inventory were taken in 2006 due to lower than anticipated primary sales of Zanaflex Capsules and because Zanaflex Capsules inventory had 36 month dating at the time. During the three-month period ended June 30, 2007, results from stability testing performed on Zanaflex Capsules by our manufacturing partner, Elan, supported an increase in Zanaflex Capsules expiration dating from 36 months to 48 months.

Research and Development

        Research and development expenses for the year ended December 31, 2007 were $22.4 million as compared to $12.1 million for the year ended December 31, 2006, an increase of approximately $10.3 million, or 86%. The increase in research and development expenses was primarily due the initiation of our second Phase 3 trial for Fampridine-SR and expenses related to our Thorough QT cardiac study and NDA preparation. Our MS clinical development program expense increased to $10.8 million for the year ended December 31, 2007 from $6.0 million for the year ended December 31, 2006, an increase of $4.8 million or 80%, primarily due to the continuation of our second Phase 3 clinical trial of Fampridine-SR which began in June 2007 and the Thorough QT cardiac study which was conducted during the second half of 2007 and the results of which were announced in January 2008.

        Operating expenses for clinical development, preclinical research and development and regulatory were $9.5 million for the year ended December 31, 2007, compared to $5.1 million for the year ended December 31, 2006, an increase of $4.4 million, or 85%. This increase was primarily attributable to an increase in regulatory expenses of $3.1 million for the preparation of an NDA for Fampridine-SR and related salaries, non-cash charges related to share-based compensation and benefits and consulting fees and approximately $854,000 in increased salaries, non-cash charges related to share-based compensation and benefits in clinical and preclinical research and development.

        Other contract expenses increased to $2.0 million for the year ended December 31, 2007, from $904,000 for the year ended December 31, 2006, an increase of $1.1 million or 127%, including an increase of $617,000 for manufacturing and stability fees related to Fampridine-SR and an increase of $482,000 for preclinical programs related primarily to antibody development with the Mayo Clinic.

        Research and development expenses are expected to continue to increase in 2008 primarily due to an increase in spending on our Fampridine-SR clinical program and our preclinical programs.

Sales and Marketing

        Sales and marketing expenses for the year ended December 31, 2007 were $30.7 million compared to $19.1 million for the year ended December 31, 2006, an increase of approximately $11.6 million, or 61%. This increase was primarily attributable to an increase in salaries and benefits of $5.8 million, other selling related expenses of $2.0 million resulting from the expansion of our Zanaflex Capsules specialty sales force, that was completed during the three-month period ended March 31, 2007, an increase in marketing expenses of $2.3 million of which $829,000 was related to pre-marketing activities associated with the possible commercialization of Fampridine-SR, if approved and an increase of $1.5 million in non-cash charges related to share-based compensation.

General and Administrative

        General and administrative expenses for the year ended December 31, 2007 were $17.4 million compared to $12.6 million for the year ended December 31, 2006, an increase of approximately $4.8 million, or 39%. This increase is primarily attributable to a $1.8 million increase in non-cash charges related to share-based compensation, an increase in medical affairs expenses of $791,000, an increase in general and administrative compensation expense of $599,000 due to employee headcount and salary increases, an increase in other third party services of $364,000 resulting from costs associated with compliance activities from being a publicly traded company, an increase in business development expenses of $211,000, an increase of $206,000 in patent prosecution and defense expenses, an increase in depreciation primarily related to the expansion of our Hawthorne facility of $171,000 and an increase in the loss related to the PRF put/call valuation of $163,000.

        Selling, general and administrative expenses are expected to increase in 2008 primarily due to an increase in our expected pre-marketing expenses associated with the possible launch of Fampridine-SR.

Other Income (Expense)

        Other income (expense) was $1.5 million in income for the year ended December 31, 2007 compared to a loss of $1.0 million for the year ended December 31, 2006, an increase of approximately $2.5 million, or 246%. This increase was largely due to an increase of $2.6 million in interest income as a result of the investment of the net proceeds from our follow-on public offering completed in July 2007, offset by an increase in interest expense of $110,000 principally related to the PRF revenue interest agreement.

Cumulative effect of change in accounting principle

        On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. In connection with the adoption of SFAS No. 123R, we changed our method of recognizing the number of outstanding instruments for which the requisite service is not expected to be rendered from an actual basis to an estimate. This change resulted in the recognition of a cumulative effect of change in accounting principle for the twelve-months ending December 31, 2006 of $454,000 compared to none for the year ended December 31, 2007. The cumulative effect adjustment represents the difference between compensation cost recognized through the date of adoption using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures.

Beneficial Conversion Feature, Accretion of Issuance Costs, Preferred Dividends and Fair Value of Warrants Issued to Convertible Preferred Stockholders

        Charges related to preferred stock decreased from $36.0 million for the twelve-month period ended December 31, 2006 to no charge for the twelve-month period ended December 31, 2007, due to the recognition of the remaining unamortized portion of beneficial conversion charges and issuance costs and reversal of the cumulative preferred dividend upon the completion of our initial public offering of our common stock in February 2006. No further charges are necessary.

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

        As part of the Zanaflex acquisition, we purchased certain tablet inventory from Elan that expired within one year. The majority of this product was sold by us during July 2004 through March 2005. We deferred revenue for this product due to the uncertainty of future returns. We received returns of the product sold by Elan through June 2006, at which point the right of return expired and we recognized the remaining $2.2 million deferred revenue as gross sales.

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

Other Income (Expense)

        Other income (expense) was a loss of $1.0 million for the year ended December 31, 2006 compared to a loss of $1.1 million for the year ended December 31, 2005, a decrease of approximately $100,000, or 9.1%. Interest expense increased by $1.0 million principally due to interest expense related to the PRF revenue interest agreement, partially offset by a $1.1 million increase in interest income due to an increase in cash balances resulting from the completion of our initial public offering of common stock in February 2006 and a private placement of our common stock in October 2006 and a $75,000 increase in other income primarily due to a New York State tax refund.

Cumulative effect of change in accounting principle

        On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. In connection with the adoption of SFAS No. 123R, we changed our method of recognizing the number of outstanding instruments for which the requisite service is not expected to be rendered from an actual basis to an estimate. This change resulted in the recognition of a cumulative effect of change in accounting principle as of January 1, 2006 of $454,000 compared to none for the year ended December 31, 2005. The cumulative effect adjustment represents the difference between compensation cost recognized through the date of adoption using actual forfeitures and the cost that would have been recognized to date using estimated forfeitures.

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

Liquidity and Capital Resources

        We have incurred annual operating losses since inception and, as of December 31, 2007, we had an accumulated deficit of approximately $270.0 million. We have financed our operations primarily through private placements of our securities, public offerings of our common stock, and, to a lesser extent, from loans, government grants and, our financing arrangement with PRF.

        We completed a follow-on public offering in July 2007 in which approximately 4.2 million shares of our common stock were sold, resulting in proceeds to us of approximately $72.2 million, net of issuance costs.

        We completed a follow-on public offering in February 2008 in which approximately 3.7 million shares of our common stock were sold, resulting in proceeds of approximately $74.7 million, net of issuance costs.

Financing Arrangements

        In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, EIS transferred these promissory notes to funds affiliated with Saints Capital. In December 2006, Saints Capital exercised the conversion option of their $2.5 million note and received 210,863 shares of common stock. The remaining $5.0 million convertible promissory note is convertible into 67,476 shares of common stock. In August and September 2002, we financed certain of our fixed assets through two financing agreements with GE Capital in the aggregate amount of approximately $1.2 million, which was repaid in full in September 2006. In January 2005, we entered into a $6.0 million senior secured term loan, which is collateralized by all of our personal property and fixtures, other than the property that secures our revenue interests assignment arrangement with PRF, of which $188,000 was outstanding as of December 31, 2007.

        On December 23, 2005, we entered into a revenue interests assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interests assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and an additional $5.0 million in February 2007 since our net revenues during the fiscal year 2006 exceeded $25.0 million. This receivable was reflected in our 2006 financial statements. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010.

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

        Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability, referred to as the revenue interest liability, of approximately $23.1 million in accordance with EITF 88-18, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 4.5%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

        Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the "put/call price" in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF's put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the "put/call price" in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF's put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of approximately $463,000 as of December 31, 2007 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

Investment Activities

        At December 31, 2007, cash and cash equivalents and short-term investments were approximately $95.1 million, as compared to $53.8 million at December 31, 2006. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and high-quality government and investment grade corporate bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of December 31, 2007, our cash and cash equivalents were $16.8 million, as compared to $18.1 million as of December 31, 2006. Our short-term investments consist of commercial paper and corporate debt securities with remaining maturities greater than three months and less than one year. The balance of these investments was $78.3 million as of December 31, 2007, as compared to $35.7 million as of December 31, 2006.

Net Cash Used in Operations

        Net cash used in operations was $25.7 million and $23.5 million for the years ended December 31, 2007 and 2006, respectively. Cash used in operations for the year ended December 31, 2007 was primarily attributable to a net loss of $38.0 million, amortization of the discount on short-term investments of $3.0 million, a decrease in Zanaflex tablets deferred product revenues of $1.2 million, an increase in inventory of $1.1 million, and an increase in prepaid expenses and other current assets of $978,000. Cash used in operations for the year ended December 31, 2007 was partially offset by a non-cash share-based compensation expense of $7.8 million, an increase in accounts payable, accrued expenses, and other current liabilities of $6.2 million, depreciation and amortization of $2.3 million, and an increase in Zanaflex Capsules deferred product revenues of $2.6 million. Cash used by operations for the year ended December 31, 2006 was primarily attributable to a net loss of $24.0 million, a decrease in accounts payable, accrued expenses, and other liabilities of $4.5 million, an increase in accounts receivable of $3.7 million, a decrease in tablet deferred product revenue of $2.4 million and a decrease in returns liability of $1.8 million. Cash used in operations for the year ended December 31, 2006, was partially offset by non-cash stock compensation expense of $3.8 million, an increase in capsule deferred product revenue of $6.1 million, depreciation and amortization expense of $1.8 million and a decrease in prepaid expenses and other current assets of $1.3 million.

Net Cash Used in/Provided by Investing

        Net cash used in investing activities for the year ended December 31, 2007 was $50.8 million, primarily due to $147.1 million in net purchases of short-term investments, offset by $107.8 million in proceeds from maturities and sales of short-term investments and $10.0 million for the purchase of intangible assets due to milestone payments relating to the Zanaflex product line. In addition, we purchased property and equipment of $1.3 million during the year ended December 31, 2007.

Net Cash Used in/Provided by Financing

        Net cash provided by financing activities for the year ended December 31, 2007 was $75.1 million, primarily due to $74.7 million in net proceeds from the issuance of common stock and exercise of stock options and $5.0 million received from the PRF transaction, which was partially offset by $3.5 million in repayments to PRF and $1.0 million for notes payable.

Future Capital Needs

        Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Zanaflex Capsules, the continued progress of our research and development activities, the timing and outcome of regulatory approvals, the amount and timing of milestone or other payments made under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights and the acquisition of licenses to new products or compounds. We expect to incur losses from operations for at least the next several years as we continue our clinical development and pre-launch planning for Fampridine-SR, and advance our preclinical programs.

        We believe that our current financial resources and sources of liquidity including the net proceeds from the February 2008 common stock offering will be sufficient to fund operations and meet financial obligations through at least June 2009 based on our current projected revenue and spending levels.

        To the extent our capital resources are insufficient to meet future operating requirements, we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Contractual Obligations and Commitments

        In January 2005, we entered into a $6.0 million senior secured term loan with GE Capital. We are required to pay monthly installments until February 2008, with interest-only payments for the first six months starting March 2005 followed by principal and interest payments for the remaining 30 months. Interest is fixed at the rate of 9.93% per annum. The loan is secured by all of our personal property and fixtures, other than the property that secures our arrangement with PRF. The outstanding balance on this loan at December 31, 2007 is $188,000.

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

        Under our Zanaflex purchase agreement with Elan, we are obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of December 31, 2007, we have made $14.5 million of these milestone payments in the consolidated financial statements. The final $5.0 million milestone was reached in January 2008 and will be paid in the three-month period ended June 30, 2008. Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are required to order 100% of the forecast required quantities for each five-month period immediately following each monthly forecast report. At December 31, 2007, the forecast requirement for the five-month period following December 31, 2007 amounted to approximately $878,000.

        Under our Fampridine-SR license agreement with Elan, we are obligated to make milestone payments to Elan of up to $15.0 million over the life of the contract and royalty payments as a percentage of product sales. In addition, under our various other research, license and collaboration agreements with other parties we are obligated to make milestone payments of up to an aggregate of approximately $16.8 million over the life of the contracts. The first milestone payment is due to Elan 90 days following the FDA's approval of a NDA for Fampridine-SR's use for the first indication and further milestone amounts are payable in connection with additional indications.

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

        In November 2006, we entered into an amendment to the revenue interests assignment agreement with PRF. Under the amendment, PRF is entitled to a royalty consisting of certain specified percentages of Zanaflex net revenues, based upon the level of net revenues. Previously, once PRF had received and retained payments under the agreement that are at least twice the aggregate amount PRF paid us under the Agreement, the royalty rate would drop to 1% of Zanaflex net revenues. The amendment provides that the royalty rate will drop to 1% upon PRF's receipt of 2.1 times the aggregate amount PRF has paid us under the agreement, as amended. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and agreed that we would be entitled to an additional $5.0 million is due if our net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone was met and the receivable was reflected in our December 31, 2006 financial statements. This milestone payment was received in February 2007. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010.

        The following table summarizes our minimum contractual obligations as of December 31, 2007. This table does not include certain contingent payments as to which we cannot reasonably determine amount and timing. This table should be read in conjunction with the accompanying notes to our consolidated financial statements:

	Payments due by period
	Total	Less than 1 year	1-3 years
PRF Payments(1)	$10,000	$—	$10,000
Accrued Interest on Convertible Notes Payable(2)	634	201	433
Notes Payable(3)	188	188	—
Operating Lease	1,717	857	860
Inventory Purchase Commitment	878	878	—
Elan Milestone Payable(4)	5,000	5,000	—

Total	$18,417	$7,124	$11,293

(1)
PRF payments represent the two $5 million payments due to PRF on December 31, 2009 and December 31, 2010 and excludes principal and interest payments, due to uncertainty as to the amount and timing of such payments.

(2)
Represents accrued interest on the convertible note on the assumption that it remains outstanding during these periods. The table does not reflect the repayment of principal, due to the contingent nature of any such repayment and the timing thereof.

(3)
Notes payable represents the principal and interest payable on the GE Capital notes payable and does not include the $5.0 million aggregate principal amount of convertible notes payable to Saints Capital or milestone payments under our license agreements as these amounts are payable on contingent events.

(4)
Represents payment triggered by the achievement of the final milestone in January 2008 of $105.0 million in cumulative gross sales under the Elan Zanaflex purchase agreement, which will be paid in the second quarter of 2008.

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

        Under the terms of the employment agreements with our chief scientific officer, Andrew Blight, our chief financial officer, David Lawrence and our general counsel, Jane Wasman, we are obligated to pay severance under certain circumstances. In the event we terminate our employment agreement with Dr. Blight, Mr. Lawrence or Ms. Wasman without cause, or if one of them voluntarily terminates his or her agreements with good reason, we are obligated to make severance payments equal to nine months base annual salary, in the case of Dr. Blight, and seven months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, as well as COBRA premium payments for the severance period. In such event, all options, stock appreciation rights awards and restricted stock awards that have vested as of the termination date shall remain exercisable for 90 days following such date. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination. If Dr. Blight, Mr. Lawrence or Ms. Wasman voluntarily terminates his or her employment without good reason or if we terminate his or her employment without cause within 18 months after a change in control, we are obligated to make severance payments equal to one year's base annual salary, in the case of Dr. Blight, and nine months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, in each case paid in a lump sum within 30 days after termination, as well as COBRA premium payments for the severance period plus a bonus equal to the prior year's bonus pro rated for the number of days worked prior to termination. We are also obligated to pay salary earned but not paid, vacation and sick leave days that have accrued, and reimbursable business expenses incurred through the date of termination. In such event, not less than 50% of the unvested options, stock appreciation rights and restricted or other stock awards shall become immediately and full vested and shall remain exercisable for 18 months following such date. All options that have vested as of the termination date shall remain exercisable for 90 days following such date. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination.

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

Critical Accounting Policies and Estimates

        The following discussion of critical accounting policies identifies the accounting policies that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the notes to the consolidated financial statements included in this prospectus. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our areas of critical accounting policies: sales revenue recognition, research and development, income taxes, and share-based compensation.

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

        We have not recorded any tax provision or benefit for the years ended December 31, 2007 and 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at December 31, 2007.

        As of December 31, 2007, we had available net operating loss carry-forwards of approximately $179.9 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026 and research and development tax credit carry-forwards of approximately $1.4 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

Share-Based Compensation

        We account for stock options and restricted stock granted to employees according to the provisions of SFAS No. 123R, Share Based Payment, which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date of January 1, 2006.

        We estimate the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model based on assumptions for the expected term of the stock options, expected volatility of our common stock, prevailing interest rates, and an estimated forfeiture rate.

        We have based our current assumptions on the following:

	Assumption		Method of estimating
•	Estimated expected term of options	•	Based on the 50th percentile of our peer companies
•	Expected volatility	•	Combination of historic volatility of our common stock since October 1, 2006 and the historic volatility of the stock of our peer companies
•	Risk-free interest rate	•	Yields of U.S. Treasury securities corresponding with the expected life of option grants
•	Forfeiture rates	•	Historical forfeiture data

        Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of the employees and expected performance of our common stock. Increases in the term and the volatility of our common stock will generally cause an increase in compensation expense.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our financial instruments consist of cash and cash equivalents, short-term investments, grant receivable, notes payable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at December 31, 2007.

        We have cash equivalents and short-term investments at December 31, 2007, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and corporate debt securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at December 31, 2007.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

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

Change in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

        Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act).

        Under the supervision of and with the participation of our chief executive officer and our chief financial officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

        KPMG LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the internal controls over financial reporting as of December 31, 2007. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acorda Therapeutics, Inc.:

        We have audited Acorda Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acorda Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Acorda Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 10, 2008

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this item will be contained in our 2008 Proxy Statement under the captions "Discussion of Proposals," "Information About Corporate Governance," "Information About Our Executive Officers" and "Other Information" and is incorporated herein by this reference.

        We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer and our controller. The code of business conduct and ethics is available on the corporate governance section of "Investor Relations" of our website, www.acorda.com.

        Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on its website, at the address and location specified above. To date, no such waivers have been requested or granted.

Item 11.    Director and Executive Compensation.

        The information required by this item will be contained in our 2008 Proxy Statement under the captions "Corporate Governance," "Information About Our Executive Officers" and "Other Information" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item will be contained in our 2008 Proxy Statement under the captions "Information About Our Executive Officers" and "Other Information" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions.

        The information required by this item will be contained in our 2008 Proxy Statement under the caption "Information About Our Executive Officers" and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will be contained in our 2008 Proxy Statement under the caption "Discussion of Proposals" and is incorporated herein by this reference.

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

  (1)
  The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics, Inc. and Subsidiary:
Report of KPMG LLP, Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2007 and 2006
Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Acorda Therapeutics, Inc.:

        We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acorda Therapeutics, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments," effective January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 10, 2008

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$16,810,415	$18,100,908
Restricted cash	288,194	274,381
Short-term investments	78,310,241	35,655,524
Trade accounts receivable, net	4,265,581	4,316,099
Prepaid expenses	2,341,585	1,406,024
Finished goods inventory held by the Company	5,849,929	4,701,025
Finished goods inventory held by others	1,874,405	1,520,064
Revenue interest milestone receivable	—	5,000,000
Other current assets	1,293,496	1,259,406

Total current assets	111,033,846	72,233,431
Property and equipment, net of accumulated depreciation	1,651,739	1,222,704
Intangible assets, net of accumulated amortization	13,943,888	10,177,592
Other assets	676,993	734,318

Total assets	$127,306,466	$84,368,045

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,675,894	$3,315,391
Accrued expenses and other current liabilities	8,777,645	10,717,350
Deferred product revenue—Zanaflex tablets	7,913,776	9,116,975
Deferred product revenue—Zanaflex Capsules	13,923,781	11,324,161
Current portion of notes payable	187,645	1,044,167
Current portion of revenue interest liability	1,785,018	3,391,574

Total current liabilities	39,263,759	38,909,618
Long-term portion of notes payable	—	187,427
Put/call liability	462,500	350,000
Non current portion of revenue interest liability	17,444,324	19,744,454
Long-term convertible notes payable	6,703,235	6,507,827
Commitments and contingencies Stockholders' equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at December 31, 2007 and 2006 respectively; issued and outstanding 28,574,678 and 23,657,755 shares as of December 31, 2007 and 2006, respectively	28,575	23,658
Additional paid-in capital	333,144,050	250,693,024
Accumulated deficit	(270,035,770)	(232,061,303)
Other comprehensive gain	295,793	13,340

Total stockholders' equity	63,432,648	18,668,719

Total liabilities and stockholders' equity	$127,306,466	$84,368,045

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2007	2006	2005
Gross sales—Zanaflex	$43,586,367	$26,548,264	$5,923,129
Discounts and allowances	(4,160,356)	395,517	(1,113,604)

Net sales	39,426,011	26,943,781	4,809,525
Grant revenue	59,880	407,165	335,984

Total net revenue	39,485,891	27,350,946	5,145,509
Less: cost of sales	(8,355,858)	(7,122,833)	(5,132,130)

Gross profit	31,130,033	20,228,113	13,379
Operating expenses:
Research and development	22,410,279	12,054,780	12,889,594
Sales and marketing	30,736,544	19,079,013	13,098,595
General and administrative	17,430,561	12,561,245	8,434,705

Total operating expenses	70,577,384	43,695,038	34,422,894

Operating loss	(39,447,351)	(23,466,925)	(34,409,515)
Other income (expense):
Interest and amortization of debt discount expense	(2,664,390)	(2,553,443)	(1,526,085)
Interest income	4,086,521	1,471,334	401,522
Other income	50,753	75,437	1,026

Total other income (expense)	1,472,884	(1,006,672)	(1,123,537)
Cumulative effect of change in accounting principle	—	454,225	2,805

Net loss	(37,974,467)	(24,019,372)	(35,530,247)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	—	(36,007,456)	(24,848,590)

Net loss allocable to common stockholders	$(37,974,467)	$(60,026,828)	$(60,378,837)

Net loss per share allocable to common stockholders—basic and diluted	$(1.45)	$(3.27)	$(295.27)
Weighted average common shares outstanding used in computing net loss per share allocable to common stockholders—basic and diluted	26,236,781	18,345,543	204,485

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Stockholders' (deficit)
	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series F convertible preferred stock		Series H convertible preferred stock
											Common Stock
															Accumulated Comprehensive Income (Loss)
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit		Total stockholders' equity (deficit)
Balance at December 31, 2004	1,306,068	$1,306	900,000	$900	333,333	$333	2,300,000	$2,300	1,575,229	$1,575	197,548	$198	$111,957,403	$(172,511,684)	$(23,036)	$(60,570,705)
Research and development expense for issuance of stock options to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	66,931	—	—	66,931
Compensation expense for issuance of stock options to employees	—	—	—	—	—	—	—	—	—	—	—	—	2,423,173	—	—	2,423,173
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—	—	—	—	—	—	1,881,836	—	—	1,881,836
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	11,163	15	20,433	—	—	20,448
One for one point three reverse stock split	—	—	—	—	—	—	—	—	—	—	—	(4)	4	—	—	—
Accretion of issuance costs related to Series E, mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(108,292)	—	—	(108,292)
Accrual of preferred dividends of Series J mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(5,341,373)	—	—	(5,341,373)
Deemed dividends on preferred stock for reduction in conversion price, Series E and I	—	—	—	—	—	—	—	—	—	—	—	—	(11,629,843)	—	—	(11,629,843)
Deemed dividends on preferred stock for issuance of preferred stock with beneficial conversion feature, Series J	—	—	—	—	—	—	—	—	—	—	—	—	(7,769,083)	—	—	(7,769,083)
Comprehensive loss	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,476	21,476
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,530,247)	—	(35,530,247)

Total Comprehensive loss																(35,508,771)

Balance at December 31, 2005	1,306,068	$1,306	900,000	$900	333,333	$333	2,300,000	$2,300	1,575,229	$1,575	208,732	$209	$91,501,190	$(208,041,931)	$(1,560)	$(116,535,678)

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Continued)

	Stockholders' equity
	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series F convertible preferred stock		Series H convertible preferred stock
											Common Stock
															Accumulated Comprehensive Income (Loss)
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit		Total stockholders' (deficit)
Research and development expense for issuance of stock options to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	1,444	—	—	1,444
Compensation expense for issuance of stock options to employees	—	—	—	—	—	—	—	—	—	—	—	—	2,087,602	—	—	2,087,602
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—	—	—	—	340,760	341	1,755,167	—	—	1,755,508
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	220,105	220	669,452	—	—	669,672
Accretion of issuance costs related to mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(270,725)	—	—	(270,725)
Accrual of preferred dividends of Series J mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	12,734,009	—	—	12,734,009
Deemed dividends on preferred stock for issuance of preferred stock with beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—	(48,470,740)	—	—	(48,470,740)
Conversion convertible preferred stock to common stock	(1,306,068)	(1,306)	(900,000)	(900)	(333,333)	(333)	(2,300,000)	(2,300)	(1,575,229)	(1,575)	13,338,278	13,337	127,212,872	—	—	127,219,795
Common stock issued pursuant to IPO, net of offering costs of $4,994,373	—	—	—	—	—	—	—	—	—	—	6,075,614	6,076	31,453,233	—	—	31,459,309
Common stock issued pursuant to private placement, net of offering costs of $1,718,584	—	—	—	—	—	—	—	—	—	—	3,230,769	3,231	29,778,183	—	—	29,781,414
Common stock issued pursuant to cashless exercise of warrants	—	—	—	—	—	—	—	—	—	—	32,634	33	195,773	—	—	195,806
Common stock issued pursuant to conversion of convertible note	—	—	—	—	—	—	—	—	—	—	210,863	211	2,499,789	—	—	2,500,000
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	(454,225)	—	—	(454,225)
Comprehensive loss
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,900	14,900
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,019,372)	—	(24,019,372)

Total Comprehensive loss																(24,004,472)

Balance at December 31, 2006	—	—	—	—	—	—	—	—	—	—	23,657,755	$23,658	$250,693,024	$(232,061,303)	$13,340	$18,668,719

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Continued)

	Stockholders' equity
	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series F convertible preferred stock		Series H convertible preferred stock
											Common Stock
															Accumulated Comprehensive Income (Loss)
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit		Total stockholders' equity (deficit)
Research and development expense for issuance of stock options to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	$357	—	—	$357
Compensation expense for issuance of stock options to employees	—	—	—	—	—	—	—	—	—	—	—	—	5,890,879	—	—	5,890,879
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—	—	—	—	342,682	343	1,904,897	—	—	1,905,240
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	367,912	368	2,325,666	—	—	2,326,034
Common stock issued pursuant to follow-on offering, net of offering costs of $5,290,961	—	—	—	—	—	—	—	—	—	—	4,189,460	4,189	72,209,859	—	—	72,214,048
Expense related to private placement	—	—	—	—	—	—	—	—	—	—	—	—	(80,615)	—	—	(80,615)
Common stock issued pursuant to exercise of warrants	—	—	—	—	—	—	—	—	—	—	16,869	17	199,983	—	—	200,000
Comprehensive loss
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	282,453	282,453
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,974,467)	—	(37,974,467)

Total Comprehensive loss																(37,692,014)

Balance at December 31, 2007	—	—	—	—	—	—	—	—	—	—	28,574,678	$28,575	$333,144,050	$(270,035,770)	$295,793	$63,432,648

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31,	Year ended December 31,	Year ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(37,974,467)	$(24,019,372)	$(35,530,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	7,796,476	3,844,554	4,371,940
Amortization of note discount	—	55,944	119,368
Amortization of discount on short-term investments	(2,973,325)	(332,069)	202,798
Cumulative effect of change in accounting principle	—	(454,225)	—
Amortization of revenue interest issuance cost	65,861	72,741	12,012
Accretion of discount	—	47,282	148,272
Realized/unrealized gain/loss on warrants	—	46,782	(65,762)
Depreciation and amortization expense	2,252,462	1,785,941	1,477,828
Loss (gain) on put/call liability	112,500	(50,000)	—
(Gain) loss on disposal of property and equipment	(23,750)	587	(4,466)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	50,518	(3,726,847)	1,333,586
Decrease (increase) in grant receivables	8,274	82,174	(13,363)
Decrease (increase) in prepaid expenses and other current assets	(977,925)	1,344,167	(2,867,451)
Decrease (increase) in inventory held by the Company	(1,148,904)	885,817)	(2,880,381)
Increase in inventory held by others	(354,341)	(349,461)	(939,855)
Increase in other assets	(8,356)	(18,528)	—
Increase (decrease) in accounts payable, accrued expenses, other liabilities	6,115,827	(4,538,197)	7,428,878)
Decrease in returns liability	—	(1,831,211)	(2,250,699)
Increase (decrease) in deferred product revenue—tablets	(1,203,199)	(2,392,623)	5,226,106
Increase in deferred product revenue—Capsules	2,599,620	6,098,054	4,841,107
Decrease in royalty payable	—	—	(750,000)
Restricted cash	(13,813)	(11,388)	(6,425)

Net cash used in operating activities	(25,676,772)	(23,459,878)	(20,146,754)
Cash flows from investing activities:
Purchases of property and equipment	(1,336,068)	(527,458)	(199,664)
Purchases of intangible assets	(10,000,000)	—	(3,000,000)
Purchases of short-term investments	(147,148,940)	(46,293,380)	(11,520,820)
Proceeds from maturities of short-term investments	107,750,000	12,986,000	18,735,000

Net cash (used in) provided by investing activities	(50,735,008)	(33,834,838)	4,014,516
Cash flows from financing activities:
Net proceeds from issuance of common stock and option and warrant exercises	74,659,467	61,910,395	20,443
Proceeds from issuance of notes payable	—	—	5,785,215
Proceeds from issuance of warrants	—	—	214,785
Proceeds from sale of revenue interest	5,000,000	5,000,000	14,308,692
Repayments of revenue interest liability	(3,494,281)	(2,245,012)	—
Repayments of notes payable	(1,043,949)	(1,031,058)	(4,164,710)

Net cash provided by financing activities	75,121,237	63,634,325	16,164,425

Net (decrease) increase in cash and cash equivalents	(1,290,493)	6,339,609	32,187
Cash and cash equivalents at beginning of period	18,100,908	11,761,299	11,729,112

Cash and cash equivalents at end of period	$16,810,415	$18,100,908	11,761,299

Supplemental disclosure:
Cash paid for interest	$2,312,453	$1,950,420	$555,414
Non-cash charges related to convertible preferred stock:
Beneficial conversion feature	—	48,470,740	19,398,926
Accretion of issuance costs	—	270,725	108,292
Preferred dividend	—	(12,734,009)	5,341,373
Non-cash activities:
Conversion of preferred stock to common stock	—	127,219,795	—
Accrued Zanaflex milestone payments	—	5,000,000	—
Conversion of note payable into common stock	—	2,500,000	—
Conversion of warrant payable into common stock	—	207,501	—
Accrued inventory	—	—	2,514,009

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

        The Company completed a follow-on public offering of its common stock in July 2007. As part of that offering, 4,189,460 shares of the Company's common stock were sold, resulting in proceeds of approximately $72.2 million, net of issuance costs.

        The Company completed a follow-on public offering of its common stock in February 2008. As part of that offering, 3,712,000 shares of the Company's common stock were sold, resulting in proceeds of approximately $74.7 million, net of issuance costs.

        The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity, including the net proceeds from the February 2008 common stock issuance, will be sufficient to fund operations and meet financial obligations through at least June 2009 based on the Company's current projected revenue and spending levels. To the extent the Company's capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

Use of Estimates

        The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include research and development (clinical trial accrual) and share-based compensation accounting, which are largely dependent on the fair value of the Company's equity securities. In addition, the Company recognizes revenue based on estimated prescriptions filled. The Company adjusts its inventory value based on an estimate of inventory that may be returned. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated corporate securities including financial and industrial issuers and money market funds, which are unrestricted as to withdrawal or use. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature.

Restricted Cash

        Restricted cash represents a certificate of deposit placed by the Company with a bank for issuance of a letter of credit to the Company's lessor for office space.

Short-Term Investments

        Short-term investments consist of highly rated corporate securities including financial and industrial issuers with maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices. The Company considers all of these investments to be available-for-sale.

        Unrealized holding gains and losses on available-for-sale securities, which are determined to be temporary, are excluded from earnings and are reported as a separate component of other comprehensive income (loss).

        Premiums and discounts on investments are amortized over the life of the related available-for-sale security as an adjustment to yield using the effective- interest method. Dividend and interest income are recognized when earned. Amortized premiums and discounts, dividend and interest income and realized gains and losses are included in interest income.

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

Intangible Assets

        The Company has recorded intangible assets related to its Zanaflex acquisition. These intangible assets are amortized on a straight line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company's evaluation of the intangible assets, it considers the term of the underlying patent life and the expected life of the product line. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

Impairment of Long-Lived Assets

        In accordance with the Financial Accounting Standards Board (FASB) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets was impaired.

Patent Costs

        Patent application and maintenance costs are expensed as incurred.

Research and Development

        Research and development expenses include the clinical development costs associated with the Company's product candidates and research and development costs associated with the Company's preclinical programs. These expenses include internal research and development costs and the costs of research and development conducted on behalf of the Company by third parties, including sponsored university-based research agreements, and clinical study vendors. All research and development costs are expensed as incurred. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

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

Revenue Recognition—Grants

        Revenue related to research and development grants is recognized when the related research expenses are incurred and the Company's specific performance obligations under the terms of the respective contract are satisfied. To the extent expended, grant funding related to purchases of equipment is deferred and amortized over the shorter of the equipment's useful life or the life of the related contract. Revenue recognized in the accompanying consolidated financial statements is not subject to repayment. Payments, if any, received in advance of performance under the contract are deferred and recognized as revenue when earned.

Concentration of Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash and cash equivalents, restricted cash, accounts receivable and debt securities. The Company maintains cash and cash equivalents, restricted cash and debt securities with approved financial institutions. The Company is exposed to credit risks and liquidity in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

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

        The Company relies on a single manufacturer, Elan, for the supply of Zanaflex Capsules. Zanaflex Capsules are manufactured using Elan's proprietary SODAS multiparticulate drug delivery technology. Elan is obligated, in the event of a failure to supply Zanaflex Capsules, to use commercially reasonable efforts to assist the Company in either producing Zanaflex Capsules itself or in transferring production of Zanaflex Capsules to a third-party manufacturer, provided that such third-party manufacturer is not a technological competitor of Elan. In the event production is transferred to a third party, the U.S. Food and Drug Administration (FDA) may require the Company to demonstrate through bioequivalence studies and laboratory testing that the product made by the new supplier is equivalent to the current Zanaflex Capsules before the Company could distribute products from that supplier.

        Prior to March 2007, the Company relied on a single manufacturer, Novartis, for the manufacture of Zanaflex tablets and for the supply of tizanidine, the active pharmaceutical ingredient in Zanaflex Capsules and Zanaflex tablets. Novartis has discontinued production of tizanidine and will no longer supply tizanidine to Elan for the production of Zanaflex Capsules or to the Company for the production of Zanaflex tablets. In collaboration with Elan, the Company has identified two tizanidine manufacturers. The Company filed an NDA supplement with the FDA in February 2008 for approval of one of these manufacturers as the tizanidine supplier for Zanaflex Capsules.

        The Company is currently in contract negotiations with Patheon regarding the manufacture of Zanaflex tablets, and Patheon has agreed to provide the Company with Zanaflex tablets prior to the contract being executed.

        Beginning in May 2007, the chemical stability of Elan's tizanidine must be retested within 30 days of each manufacturing run. The Company depends on another company, Sharp Corporation, to package and bottle Zanaflex tablets.

        The Company also relies exclusively on Elan to supply it with its requirements for Fampridine-SR. Elan relies on a single third-party manufacturer to supply fampridine, the active pharmaceutical ingredient in Fampridine-SR. Under the Company's supply agreement with Elan, the Company is obligated to purchase at least 75% of its yearly supply of Fampridine-SR from Elan, and the Company is required to make compensatory payments if it does not purchase 100% of its requirements from Elan, subject to certain exceptions. The Company and Elan have agreed that it may purchase up to 25% of its annual requirements from Patheon, a mutually agreed-upon and qualified second manufacturing source, with compensatory payment.

        Similar to other pharmaceutical companies, the Company's principal customers are wholesale pharmaceutical distributors. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. To date, such losses have been minimal. Sales to the Company's top three customers, McKesson, Cardinal and AmerisourceBergen, represent 94% and 96% of accounts receivable as of December 31, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

        A portion of the Company's accounts receivable may not be collected due principally to customer disputes and sales returns. The Company provides reserves for these situations based on the evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not recognized an allowance as of December 31, 2007 or 2006, as management believes all outstanding accounts receivable are fully collectible.

Fair Value of Financial Instruments

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts.

        The following methods are used to estimate the Company's financial instruments:

  (a)
  Cash equivalents, grant receivables, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments;

  (b)
  Available-for-sale securities are recorded based primarily on quoted market prices;

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

        The following table shows dilutive common share equivalents outstanding, which are not included in earning per share calculations, as the effect of their inclusion is anti-dilutive during each period:

	Year Ended December 31,
	2007	2006	2005
Preferred stock	—	—	138,414,849
Options	2,999,513	2,534,663	1,722,857
Warrants	—	16,869	50,200

	2,999,513	2,551,532	140,187,906

        The Company has reflected the beneficial conversion feature for Series E, Series I and Series J, accretion of issuance costs for Series E, Series I, Series J and Series K, and preferred dividend for Series J and Series K in the net loss allocable to common stockholders as set forth below.

	Beneficial conversion feature	Accretion of issuance costs	Preferred dividend
For the year ended December 31, 2007	$—	$—	$—
For the year ended December 31, 2006	48,470,740	270,725	(12,734,009)
For the year ended December 31, 2005	19,398,926	108,292	5,341,373

Share-based Compensation

        The Company has various share-based employee and non-employee compensation plans, which are described more fully in Note 8.

        On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated.

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

Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130) establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. SFAS No. 130 requires that unrealized gains (losses) from the Company's investment securities be included in other comprehensive income (loss).

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. The new standard provides guidance on the definition of and how to measure fair value and what sources of information are to be used in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. In November 2007, the FASB proposed a one-year deferral of SFAS No. 157's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating the new standard which is not expected to have any effect on its financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for the Company as of the January 1, 2008.

        In February 2007, the FASB issued Statement of Financial Account Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including Amendment of FASB Statement No. 115. The new standard permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and loses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not believe SFAS 159 will have a material impact on its results from operations or financial position.

        In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future research and development activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The provisions of EITF Issue No. 07-3 become effective for the Company as of January 1, 2008, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not believe EITF 07-3 will have a material impact on its results from operations or financial position.

(3) Equity

Offerings of Common Stock

        The Company completed an initial public offering (IPO) on February 9, 2006. As part of that offering, 6,075,614 shares of the Company's common stock were sold, resulting in net proceeds of approximately $31.5 million after deducting the underwriting discount and offering expenses payable by the Company.

        Upon the closing of the IPO, all of the Company's convertible preferred stock and mandatorily redeemable convertible preferred stock was converted into 13,338,278 shares of common stock. This conversion resulting in the following: (a) recognition of the unamortized portion of a beneficial conversion charge of $45.8 million; (b) recognition of the unamortized portion of issuance costs relating to Series E, Series I, Series J and Series K preferred stock of $271,000; and (c) net reversal of accrued preferred dividends on Series J and Series K preferred stock of $12.7 million.

        The Company completed a private placement of its common stock in October 2006. As part of that offering, 3,230,769 shares of the Company's common stock were sold, resulting in proceeds to the Company of approximately $29.8 million net of issuance costs.

        The Company completed a follow-on public offering in July 2007. As part of that offering, 4,189,460 shares of the Company's common stock were sold, resulting in proceeds of approximately $72.2 million, net of issuance costs.

Warrants

        As part of the Elan Zanaflex purchase agreement warrants, to purchase 16,869 shares of common stock were issued for an aggregate exercise price of $11.856. These warrants were transferred by Elan to Saints Capital IV, L.P. and Saints Capital V, L.P., together Saints Capital, in December 2005 and were exercised in January 2007 for an aggregate of $200,000.

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

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2007
Commerical paper	$77,018,656	$295,855	$—	$77,314,511
Corporate bonds	995,792	—	(62)	995,730
2006
Commerical paper	30,357,421	13,109	—	30,370,530
Corporate bonds	5,284,763	289	(58)	5,284,994

        The contractual maturities of available-for-sale debt securities at December 31, 2007 and 2006 are within one year.

        A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value in accordance with Financial Accounting Standards Board, or FASB, Staff Position, (FSP), FAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The impairment would be charged to earnings for the difference between the investment's cost and fair value at such date and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer's ability to continue as a going concern. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of December 31, 2007.

        The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less than 12 months		12 Months or Greater
Description of Securities	Fair value	Unrealized loss	Fair value	Unrealized loss
Corporate bonds(1)	$996	$—	$—	$—

(1)
The Company invests in bonds that are rated A1 or better, as dictated by its approved investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until recovery of the fair value, the Company does not consider its investments in corporate debt securities to be other-than-temporarily impaired at December 31, 2007.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash and cash equivalents, and amounted to $15,766,935 and $16,681,442 as of December 31, 2007 and 2006, respectively.

(5) Property and Equipment

        Property and equipment consisted of the following:

	December 31, 2007	December 31, 2006	Estimated useful lives
Laboratory equipment	$2,299,170	$2,253,874	5 years
Furniture and fixtures	626,649	539,736	5 years
Computer equipment	1,800,791	1,070,202	3 years
Leasehold improvements	2,542,277	2,052,309	2 to 7 years

	7,268,887	5,916,121
Less accumulated depreciation	(5,617,148)	(4,693,417)

	$1,651,739	$1,222,704

        Depreciation and amortization expense on property and equipment was $1,018,758 and $1,011,272 for the years ended December 31, 2007 and 2006, respectively.

(6) Accrued Expenses and Other Current Liabilities

        Accrued expense and other current liabilities consisted of the following:

	December 31, 2007	December 31, 2006
Bonus payable	$1,498,520	$2,025,000
Payable to Elan	1,084,932	5,000,000
Fees for distributor services payable	1,044,881	545,400
Sales force commissions and incentive payments payable	962,831	1,172,921
Royalties payable	2,172,364	683,384
Accrued research and development expenses	2,014,117	1,290,645

Other accrued expenses	$8,777,645	$10,717,350

        Accrued research and development expenses include amounts relating to the clinical trials as well as preclinical operating costs. Other accrued expenses include legal and business development accruals, payroll liabilities, vacation accruals and other operating expense accruals.

(7) Notes Payable

        In 2005, the Company entered into a $6 million senior secured term loan with General Electric Capital Corporation, that bears an annual fixed interest rate of 9.93%. The Company is required to pay monthly installments until February 2008, with interest-only payments for the first six months starting March 2005 followed by principal and interest payments for the remaining 30 months. The loan is secured by all of the Company's personal property and fixtures owned at closing or subsequently acquired. The Company repaid $3 million of the loan in December 2005. The aggregate principal payments required subsequent to December 31, 2007 are $187,645 in 2008. The related interest payments required subsequent to December 31, 2007 is $2,332 in 2008.

        For long-term convertible notes payable see Note 10.

(8) Common Stock Options and Restricted Stock

        On June 18, 1999, the Company's board of directors approved the adoption of the Acorda Therapeutics, Inc. 1999 Employee Stock Option Plan (the 1999 Plan). All employees of the Company were eligible to participate in the 1999 Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The 1999 Plan also covers the issuance of restricted stock. The 1999 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options and stock appreciation rights, determines the time or times at which options and stock appreciation rights shall be granted under the 1999 Plan, determines the number of shares to be granted subject to any option or stock appreciation right under the 1999 Plan and the duration of each option and stock appreciation right, and makes any other determinations necessary, advisable, and/or appropriate to administer the 1999 Plan. Under the 1999 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. Compensation expense is calculated using a Black-Scholes calculation with the expense being recognized over the vesting period. The number of shares authorized for issuance under the 1999 Plan was 2,481,334.

        On January 12, 2006, the Company's board of directors approved the adoption of the Acorda Therapeutics, Inc. 2006 Employee Incentive Plan (the 2006 Plan). This 2006 Plan serves as the successor to the Company's 1999 Plan, as amended, and no further option grants or stock issuances shall be made under the 1999 Plan after the effective date, as determined under

Section 14 of the 2006 Plan. All employees of the Company are eligible to participate in the 2006 Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The 2006 Plan also covers the issuance of restricted stock. The 2006 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options and stock appreciation rights, determines the time or times at which options and stock appreciation rights shall be granted under the 2006 Plan, determines the number of shares to be granted subject to any option or stock appreciation right under the 2006 Plan and the duration of each option and stock appreciation right, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. The number of shares of common stock reserved for issuance pursuant to awards made under the 2006 Plan as of December 31, 2007 is 3,000,000 shares of stock. The total number of shares of common stock available for issuance under this 2006 Plan, including shares of common stock subject to the then outstanding awards, shall automatically increase on January 1 of each year during the term of this plan, beginning 2007, by a number of shares of common stock equal to 4% of the outstanding shares of common stock on that date, unless otherwise determined by the Board of Directors. The Board determined that the automatic increase should not take effect for 2007. Upon the exercise of options in the future, the Company intends to issue new shares.

        The effects of applying SFAS No. 123R in a particular year, may not be representative of the effects on reported net income or loss for future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2007	2006	2005
Employees and directors:
Estimated volatility	71.84%	71.49%	78.38%
Expected life in years	6.17	5.4	5.0
Risk free interest rate	4.66%	4.64%	4.11%
Dividend yield	—	—	—

        The Company estimated volatility for purposes of computing compensation expense on its employee and non-employee options using a combination of the volatility of the Company's stock price since October 1, 2006 and the volatility of public companies that the Company considered comparable. The expected life used to estimate the fair value of employee options is 6.2 years. The Company based this assumption on the 50th percentile of 10 peer companies' choices for expected life for their valuations.

        The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $13.00, $5.00, $8.14 and respectively. No options were granted to non-employees for the years ended December 31, 2007, 2006 and 2005.

        During the year ended December 31, 2007, the Company granted 1,024,083 stock options to employees and directors under the 2006 Plan. The stock options were issued with a weighted average exercise price of $19.14 per share. 1,050 of these options vested immediately, 76,971 of these options vest over a one-year vesting schedule, and 946,062 will vest over a four-year vesting schedule. As a result of these grants the total compensation charge to be recognized over the service period is $11,814,863, of which $2,951,705 was recognized during the year ended December 31, 2007.

        Compensation costs for options and restricted stock granted to employees and directors amounted to $7,796,118, $3,843,110, and $4,305,019 for the years ended December 31, 2007, 2006 and 2005, respectively. There were no compensation costs capitalized in our inventory balances. Compensation expense for options and restricted stock granted to employees and directors are classified between research and development, sales and marketing and general and administrative expense based on employee job function.

        A summary of share-based compensation activity for the year ended December 31, 2007 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2007	2,534,663	6.23
Granted	1,024,083	19.14
Forfeited	(191,321)	13.29
Exercised	(367,912)	6.32

Balance at December 31, 2007	2,999,513	$10.17	7.6	$35,463,321

Vested and expected to vest at December 31, 2007	2,920,448	$10.06	7.6	$34,857,441

Vested and exercisable at December 31, 2007	1,524,905	$6.53	6.7	$23,544,160

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2007	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2007	Weighted- average exercise price
$2.45-$2.60	789,831	5.54	$2.60	782,492	$2.60
$2.61-$5.85	431,139	8.18	5.69	152,446	5.75
$5.86-$8.14	577,017	7.44	7.71	336,037	7.80
$8.15-$16.88	674,240	8.55	15.61	131,772	14.72
$16.89-$25.57	527,286	9.15	20.93	122,158	20.37

	2,999,513	7.60	$10.17	1,524,905	$6.53

        Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2007 totaled $13.3 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2007	413,477
Granted	—
Vested	(342,682)
Forfeited	(31,073)

Nonvested at December 31, 2007	39,722

(9)   Income Taxes

        The Company had available net operating loss carry-forwards (NOL) of approximately $179.9 million and $144.7 million as of December 31, 2007 and 2006, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026. The Company also has research and development tax credit carryforwards of approximately $1.4 million and $1.3 million as of December 31, 2007 and 2006, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are presented below:

	December 31, 2007	December 31, 2006
Net operating loss carryforwards	$64,959,570	$58,660,619
Research and development tax credit	1,406,750	1,293,676
Property and equipment	756,420	619,779
Intellectual property	3,289,572	3,948,035
Stock options and warrants	11,722,929	11,699,172
Deferred revenue	7,342,693	7,757,639
Inventory reserve	220,651	277,160
Revenue interest liability	7,242,903	9,629,271
Other temporary differences	898,298	342,031

	97,829,786	94,227,383
Less valuation allowance	(97,829,786)	(94,227,383)

Net deferred tax assets	$—	$—

        Changes in the valuation allowance for the years ended December 31, 2007 and 2006 amounted to approximately $3.6 million and $9.8 million, respectively. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the Act) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced various ownership changes, as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its net deferred tax assets as of and for all periods presented. As of December 31, 2007, management believes that it is more likely than not that the net deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(10) License and Research Agreements

Elan

        In January 1997, the Company entered into several agreements with Elan, including a License and Supply Agreement (the Agreement) to develop Elan's sustained-release formulation of Fampridine-SR for treatment of spinal cord injury. The term of the agreement is equal to the greater of 20 years or the duration of relevant Fampridine-SR patent rights. The Company is responsible for all clinical trials and regulatory approvals. Elan has the right to manufacture, subject to certain exceptions, products for the Company upon regulatory approval at specified prices as a percentage of net selling price. In the event Elan does not manufacture the products, it is entitled to a royalty as a stated percentage of the products' net selling price.

Convertible Note

        Under the Agreement, Elan also loaned to the Company an aggregate of $7.5 million pursuant to two convertible promissory notes. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital. One promissory note in the amount of $5.0 million bears interest at a rate of 3% beginning on the first anniversary of the issuance of the note. The unpaid principal is convertible into 67,476 shares of common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period beginning one year after the Company receives certain regulatory approval for the products to be developed, subject to limitations related to gross margin on product sales. If it is determined by both parties that regulatory approval will not likely occur, the $5.0 million promissory note will automatically convert into the underlying common stock. If the License and Supply Agreement is otherwise terminated, the principal and interest is repayable ratably over 15 years. Both promissory notes restrict the Company's ability to incur indebtedness that is senior to the notes, subject to certain exceptions, including for the Company's revenue interests assignment arrangement (See Note 14).

        The second promissory note was in the amount of $2.5 million and was non-interest bearing. In December 2006, Saints Capital exercised the conversion of this note into 210,863 shares of common stock.

        Interest on these convertible promissory notes has been imputed using 9% on 50% of the $5 million note and 8% on the $2.5 million note. In the case of the $5 million note, the Company did not impute interest on 50% of the $5 million note based on the provision in the License and Supply Agreement that provided for a recovery of up to $2.5 million of the license fee paid, which was dependent upon regulatory approval of the product. If regulatory approval of the product is received, the convertible note would be repayable and the Company would be entitled to recovery of up to $2.5 million based on the aforementioned provision. If the parties determine that regulatory approval will not likely occur, the note will not be repayable and the Company would not receive recovery of up to $2.5 million of the license fee. The $2,173,127 difference between the $7.5 million principal amount of the notes and the discounted balance is being accreted to interest expense over the estimated term of the notes. Elan was considered to be a related party based on its ownership interest in the Company, significant license agreements entered into and involvement with research and development activities of the Company. The aggregate amount of the remaining $5.0 million convertible note payable is convertible into 67,476 shares of common stock.

        Amended and Restated License.    In September 2003, the Company entered into an amended and restated license with Elan, which replaced two prior licenses for Fampridine-SR. Under this agreement, Elan granted the Company exclusive worldwide rights to Fampridine-SR, as well as Elan's formulation for any other mono- or di-aminopyridines, for all indications, including spinal cord injury and multiple sclerosis. The Company agreed to pay Elan milestone payments and royalties based on net sales of the product if and when approved.

        Subject to early termination provisions, the Elan license terminates on a country by country basis on the latter to occur of fifteen years from the date of the agreement, the expiration of the last to expire Elan patent or the existence of competition in that country.

        Supply Agreement.    In September 2003, the Company entered into a supply agreement with Elan relating to the manufacture and supply of Fampridine-SR by Elan. The Company agreed to purchase at least 75% of its annual requirements of Fampridine from Elan, unless Elan is unable or unwilling to meet its requirements, for a purchase price based on a specified percentage of net sales. In those circumstances, where the Company elects to purchase less than 100% of its requirements from Elan, the Company agreed to make certain compensatory payments to Elan. Elan agreed to assist the Company in qualifying a second manufacturer to manufacture and supply the Company with Fampridine-SR subject to its obligations to Elan.

(11) Employee Benefit Plan

        Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. Effective January 1, 2007, the Company amended the plan to include an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. The Company's expense related to the plan was $388,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

(12) Commitments and Contingencies

        During 1998, the Company entered into a lease agreement for its facility. During November 2000 and May 2001, the Company entered into amendments of the lease for its facility. Under the amendments, the Company increased the total leased space and extended the lease term for its original leased space. Future minimum commitments under all non-cancelable leases required subsequent to December 31, 2007 are as follows:

2008	$857,169
2009	860,423

$1,717,592

        Rent expense under these operating leases during the years ended December 31, 2007, 2006 and 2005 was $799,006, $676,834 and $673,212, respectively.

        Under our Zanaflex purchase agreement with Elan, the Company is obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of December 31, 2007, the Company has made $14.5 million of these milestone payments in the consolidated financial statements. The final $5.0 million milestone was reached in January 2008 and will be paid in the three-month period ended June 30, 2008. Under its Zanaflex supply agreement with Elan, the Company is required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. The Company is bound to order one hundred percent of the forecast required quantities for each five month period immediately following each monthly forecast report. At December 31, 2007, the forecast requirement for the five month period following December 31, 2007 amounted to approximately $878,000.

        Under the terms of the employment agreement with the Company's chief executive officer, the Company is obligated to pay severance under certain circumstances. If the employment agreement is terminated by the Company or by the Company's chief executive officer for reasons other than for cause, the Company must pay (i) an amount equal to the base salary the chief executive officer would have received during the fifteen month period immediately following the date of termination, plus (ii) bonus equal to last annual bonus received by the chief executive officer multiplied by a fraction, the numerator of which shall be the number of days in the calendar year elapsed as of the termination date and the denominator of which shall be 365.

        The Company is also party to employment agreements with its other executive officers, who are the Company's chief scientific officer, executive vice president and general counsel and chief financial officer that govern the terms and conditions of their employment. If any of the employment agreements are terminated by the Company or by the executives for reasons other than for cause, the Company must pay an amount equal to (i) the base salary the executive would have received during the nine month period immediately following the date of termination in the case of the chief scientific officer and a seven month period immediately following the date of termination in the case of the executive vice president and general counsel and chief financial officer, plus (ii) a bonus equal to the last annual bonus received by the executive multiplied by a fraction, the numerator of which shall be the number of days in the calendar year elapsed as of the termination date and the denominator of which shall be 365.

        In August 2007, the Company received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an Abbreviated New Drug Application to the FDA seeking marketing approval for generic versions of Zanaflex Capsules. In October 2007, the Company filed a lawsuit against Apotex Corp. and Apotex Inc. for patent infringement in relation to the filing of the ANDA by Apotex, Inc. The defendants have answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We have denied those counterclaims. It is the Company's policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2007 there have been no accruals for legal matters.

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

(14) Intangible Assets

        The Company acquired all of Elan's U.S. sales, marketing and distribution rights to Zanaflex Capsules and Zanaflex tablets in July 2004 for $2.0 million plus $675,000 for finished goods inventory. The Company is also responsible for up to $19.5 million in future contingent milestone payments based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of December 31, 2007, the Company has made $14.5 million of these milestone payments in the consolidated financial statements. The final $5.0 million milestone was reached in January 2008 and will be paid during the three-month period ended June 30, 2008.

        In connection with this transaction, the Company acquired the rights to the tradename "Zanaflex®", one issued U.S. patent and two patent applications related to Zanaflex Capsules, and the remaining tablet inventory on hand with Elan. Additionally, the Company assumed Elan's existing contract with Novartis to manufacture Zanaflex tablets and entered into a separate contract with Elan to manufacture Zanaflex Capsules. The Company separately launched Zanaflex Capsules in April 2005. The Company did not acquire any receivables, employees, facilities or fixed assets. The Company allocates, on a relative fair value basis, the initial and milestone payments made to Elan to the assets acquired, principally the Zanaflex tradename and the capsulation patent. There is no expected residual value of these intangible assets. The Company amortizes the allocated fair value of the tradename and patent over their estimated future economic benefit to be achieved.

        Intangible assets consisted of the following:

	December 31, 2007	December 31, 2006	Estimated remaining useful lives
Zanaflex patents	$14,850,000	$10,350,000	14 years
Zanaflex tradename	1,650,000	1,150,000	1 year

	16,500,000	11,500,000
Less accumulated amortization	2,556,113	1,322,408

	$13,943,887	$10,177,592

        The Company recorded $1,233,704 and $774,669 in amortization expense related to these intangible assets in the years ending December 31, 2007 and 2006, respectively.

        Estimated future amortization expense for these intangible assets subsequent to December 31, 2007 for the next five years is as follows:

2008	$1,554,884
2009	959,149
2010	959,149
2011	959,149
2012	959,149

$5,391,480

(15) Sale of Revenue Interest

        On December 23, 2005, the Company entered into an agreement with an affiliate of Paul Royalty Fund (PRF), under which the Company received $15.0 million in cash. In exchange the Company has assigned PRF revenue interests in Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all Zanaflex net revenues (as defined in the agreement) generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, the Company entered into an amendment to the revenue interests assignment agreement with PRF. Under the terms of the amendment, PRF paid the Company $5.0 million in November 2006. An additional $5.0 million was due if the Company's net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone was met and the receivable was reflected in the Company's December 31, 2006 financial statements. Under the terms of the amendment, the Company is required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010 since the net revenues milestone was met.

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

        In connection with the transaction, the Company recorded a liability, referred to as the revenue interest liability, in accordance with EITF 88-18, Sales of Future Revenues. The Company imputes interest expense associated with this liability using the effective interest rate method and records a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 4.5%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company recorded approximately $2.4 million and $2.1 million in interest expense related to this agreement in 2007 and 2006, respectively. Through December 31, 2007, $10.3 million in payments have been made to PRF as a result of Zanaflex sales levels.

        The agreement also contains put and call options whereby the Company may repurchase the revenue interest at its option or can be required by PRF to repurchase the revenue interest, contingent upon certain events. If the Company experiences a change of control, undergoes certain bankruptcy events, transfers any of their interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfers all or substantially all of its assets, or breaches certain of the covenants, representations or warranties made under the agreement, PRF has the right, which we refer to as PRF's put option, to require the Company to repurchase the rights sold to PRF at the "put/call price" in effect on the date such right is exercised. If the Company experiences a change of control it has the right, which we refer to as the Company's call option, to repurchase the rights sold to PRF at the "put/call price" in effect on the date such right is exercised. If the Company's call option becomes exercisable as a result of this trigger, the Company will have a period of 180 days during which to exercise the option. The Company does not currently intend to exercise its call option if it becomes exercisable as a result of this offering but may reevaluate whether it would exercise the option during the 180-day period. The put/call price on a given date is the greater of (i) 150% of all payments made by PRF as of such date, less all payments received by PRF as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF as of such date, taking into account the amount and timing of all payments received by PRF as of such date. The Company has determined that PRF's put option and the Company's call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded a net liability of $462,500 as of December 31, 2007 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with

SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. For the year ended December 31, 2007, a loss of $112,500 has been recorded on the change in the net put/call liability balance from December 31, 2006.

(16) Subsequent Events

        In January 2008, the final $5.0 million milestone became payable to Elan under our Zanaflex purchase agreement based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. This will be paid in the three-month period ended June 30, 2008.

        In February 2008, Acorda announced the acquisition of certain assets of Neurorecovery, Inc., a privately held company that focuses on the development and commercialization of neurological drugs that target inflammatory diseases of the peripheral nerves. This acquisition will enable Acorda to explore additional therapeutic indications for its investigational compound Fampridine-SR, as well as gain access to pre-clinical compounds that may have utility in nervous system disorders. The Company issued 100,000 shares of its common stock as the purchase price for these assets, 20,000 shares of which will be held in escrow for one year to satisfy certain indemnification obligations. The transaction will result in a non-cash expense in the first quarter of 2008 of approximately $2.7 million from the acquisition of in process research and development.

        The Company completed a follow-on public offering in February 2008. As part of that offering, 3,712,000 shares of the Company's common stock were sold, resulting in proceeds of approximately $74.7 million, net of issuance costs.

(17) Quarterly Consolidated Financial Data (unaudited)

	2007
	March 31	June 30	September 30	December 31
Net sales	8,310,772	9,484,250	10,439,028	11,191,961
Gross profit	6,762,468	7,483,821	8,277,740	8,606,004
Loss before extraordinary items and cumulative effect of change in accounting principle	(7,548,740)	(8,163,712)	(8,532,440)	(13,729,575)
Net loss allocable to common stockholders—basic and diluted	(7,548,740)	(8,163,712)	(8,532,440)	(13,729,575)
Net loss per share allocable to common shareholders—basic and diluted	$(0.32)	$(0.33)	$(0.30)	$(0.48)

	2006
	March 31	June 30	September 30	December 31
Net sales	3,677,704	9,424,211	6,156,966	7,684,900
Gross profit	2,758,443	8,259,613	4,575,035	4,635,022
Loss before extraordinary items and cumulative effect of change in accounting principle	(7,398,007)	(2,896,353)	(7,169,666)	(7,009,571)
Net loss allocable to common stockholders—basic and diluted	(42,951,238)	(2,896,353)	(7,169,666)	(7,009,571)
Net loss per share allocable to common shareholders—basic and diluted	$(3.95)	$(0.15)	$(0.37)	$(0.30)

(b)    Exhibits.

        The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on November 20, 2006.
.2 3	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on March 21, 2007.
.1 4	Specimen Stock Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.1**	Acorda Therapeutics 1999 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.2**	Amendment to 1999 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.3**	Amendment No. 2 to 1999 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.4**	Acorda Therapeutics 2006 Employee Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
10.5**	Acorda Therapeutics 2006 Employee Incentive Plan, as amended as of January 13, 2005. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 18, 2006.
10.6	Sixth Amended and Restated Registration Rights Agreement, dated March 3, 2004, by and among the Registrant and certain stockholders named therein. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.7**	Employment Agreement, dated August 11, 2002, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.8**	Amendment to August 11, 2002 Employment Agreement, dated September 26, 2005, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.9**	Letter Agreement, dated November 30, 2004, by and between the Registrant and Mark Pinney. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.10**	Employment Agreement, dated as of December 19, 2005, by and between the Registrant and Andrew R. Blight. Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
10.11**	Employment Agreement, dated as of December 19, 2005, by and between the Registrant and Mary Fisher. Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.

10.12**	Employment Agreement, dated as of December 19, 2005, by and between the Registrant and David Lawrence. Incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
10.13**	Employment Agreement, dated as of December 19, 2005, by and between the Registrant and Jane Wasman. Incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
10.14*	Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.15*	Supply Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006
10.16*	License Agreement, dated September 26, 2003, by and between the Registrant and Rush-Presbyterian-St. Luke's Medical Center. Incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.17	Side Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian-St. Luke's Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.18*	Payment Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian-St. Luke's Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.19*	Amendment No. 1 to the Payment Agreement, dated as of October 27, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.20*	Amended and Restated License Agreement, dated August 1, 2003, by and between the Registrant and Canadian Spinal Research Organization. Incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006
10.21*	License Agreement, dated February 3, 2003, by and between the Registrant and Cornell Research Foundation, Inc. Incorporated herein by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.22*	License Agreement, dated November 12, 2002, by and between the Registrant and CeNeS Pharmaceuticals, plc. Incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.23*	License Agreement, dated November 12, 2002, by and between the Registrant and CeNeS Pharmaceuticals, plc. Incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.24*	License Agreement, dated September 8, 2000, by and between the Registrant and Mayo Foundation for Medical Education and Research. Incorporated herein by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.25*	Side Letter Agreement, dated June 1, 2005, by and between the Registrant and Mayo Foundation for Medical Education and Research. Incorporated herein by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.26*	Asset Purchase Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.27*	Zanaflex Supply Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharma International Limited. Incorporated herein by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.28*	Assignment and Assumption Agreement, dated as of July 21, 2004, by and among the Registrant, Elan Pharmaceuticals, Inc., and Novartis Pharma AG. Incorporated herein by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.29*	License Agreement, dated April 17, 1991, by and between Sandoz Pharma, now Novartis Pharma AG and Athena Neurosciences, Inc., now Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.29 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.30	Patent Assignment Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.31	Trademark License Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.32	Agreement Relating to Additional Trademark, dated as of July 2005, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.32 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.33	Domain Name Assignment Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.34	Bill of Sale and Assignment and Assumption Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.35	Limited Recourse Convertible Promissory Note issued to Elan International Services, Ltd. Incorporated herein by reference to Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.36	Full Recourse Convertible Promissory Note issued to Elan International Services, Ltd. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.37	Note Modification and Amendment, dated as of December 23, 2005, by and between the Registrant and Elan Pharma International Limited. Incorporated herein by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
10.38*	Fampridine Tablet Technical Transfer Program Proposal for Commercial Registration, dated February 26, 2003, by and between the Registrant and Patheon, Inc. Incorporated herein by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.39	Securities Amendment Agreement, dated September 26, 2003, by and among the Registrant, Elan Corporation plc and Elan International Services, Ltd. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.40*	Syndicated Sales Force Agreement, dated as of August 1, 2005, between the Registrant and Cardinal Health PTS, LLC. Incorporated herein by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.41*	License Agreement, dated as of December 19, 2003, by and among the Registrant, Cambridge University Technical Services Limited, and King's College London. Incorporated herein by reference to Exhibit 10.41 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.42	Promissory Note issued to General Electric Capital Corporation. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.43	Revenue Interests Assignment Agreement, dated as of December 23, 2005, between the Registrant and King George Holdings Luxembourg IIA S.à.r.l., an affiliate of Paul Royalty Fund II, L.P. Incorporated herein by reference to Exhibit 10.41 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
10.44	Securities Purchase Agreement, dated as of October 3, 2006, by and among the Registrant and the purchasers listed on Exhibit A thereto. Incorporated herein by reference to Exhibit 10.44 of the Registrant's Current Report on Form 8-K filed on October 5, 2006.
10.45	First Amendment to Revenue Interests Assignment Agreement and to Guaranty, dated November 28, 2006 by and among the Registrant, King George Holdings Luxembourg IIA S.à.r.1. and Paul Royalty Fund II, L.P. Incorporated herein by reference to Exhibit 10.45 to Registrant's Current Report on Form 8-K filed on November 29, 2006.
10.46**	Amendment to August 11, 2002 Employment Agreement, dated May 10, 2007, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on May 14, 2007.
10.47**	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Andrew R. Blight. Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on May 14, 2007.

10.48**	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Mary Fisher. Incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on May 14, 2007.
10.49**	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and David Lawrence. Incorporated herein by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on May 14, 2007.
10.50**	Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Jane Wasman. Incorporated herein by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed on May 14, 2007.
10.51	Registration Rights Agreement, dated as of February 1, 2008, by and among the Registrant and Edward A. Labry III.
10.52**	Amendment to August 11, 2002 Employment Agreement dated December 28, 2007, by and between the Registrant and Ron Cohen.
21.1	List of Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

**
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of New York, on this 14th day of March 2008.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN Ron Cohen President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON COHEN, M.D. Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008
/s/ DAVID LAWRENCE, M.B.A. David Lawrence, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008
/s/ BARRY GREENE Barry Greene	Director	March 14, 2008
/s/ SANDRA PANEM, PH.D. Sandra Panem, Ph.D.	Director	March 14, 2008
/s/ BARCLAY A. PHILLIPS Barclay A. Phillips	Director	March 14, 2008
/s/ LORIN J. RANDALL Lorin J. Randall	Director	March 14, 2008
/s/ STEVEN M. RAUSCHER, M.B.A. Steven M. Rauscher, M.B.A.	Director	March 14, 2008
/s/ IAN SMITH Ian Smith	Director	March 14, 2008
/s/ WISE YOUNG Wise Young	Director	March 14, 2008

QuickLinks

PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Director and Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.