Form 10-Q
period 2008-03-31
ACORDA THERAPEUTICS INC
filed 2008-05-09
CIK 1008848

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $0.001 par value per share	32,660,592 shares

ACORDA THERAPEUTICS, INC.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

        This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report and in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2007, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

PART I

Item 1.    Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,434,845	$16,810,415
Restricted cash	290,963	288,194
Short-term investments	92,857,980	78,310,241
Trade accounts receivable, net	4,120,422	4,265,581
Prepaid expenses	2,844,425	2,341,585
Finished goods inventory held by the Company	4,724,469	5,849,929
Finished goods inventory held by others	2,018,535	1,874,405
Other current assets	969,784	1,293,496

Total current assets	175,261,423	111,033,846
Property and equipment, net of accumulated depreciation	1,867,129	1,651,739
Intangible assets, net of accumulated amortization	18,347,608	13,943,888
Other assets	653,564	676,993

Total assets	$196,129,724	$127,306,466

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,904,880	$6,675,894
Accrued expenses and other current liabilities	13,261,256	8,777,645
Deferred product revenue—Zanaflex tablets	7,859,332	7,913,776
Deferred product revenue—Zanaflex Capsules	15,632,711	13,923,781
Current portion of notes payable	—	187,645
Current portion of revenue interest liability	2,537,100	1,785,018

Total current liabilities	45,195,279	39,263,759
Put/call liability	462,500	462,500
Non current portion of revenue interest liability	17,016,280	17,444,324
Long-term convertible notes payable	6,753,647	6,703,235
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2008 and December 31, 2007; issued and outstanding 32,454,161 and 28,574,678 shares as of March 31, 2008 and December 31, 2007, respectively	32,454	28,575
Additional paid-in capital	412,559,900	333,144,051
Accumulated deficit	(286,466,644)	(270,035,770)
Other comprehensive income	576,308	295,792

Total stockholders' equity	126,702,018	63,432,648

Total liabilities and stockholders' equity	$196,129,724	$127,306,466

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three-month period ended March 31,	Three-month period ended March 31,
	2008	2007
Gross sales—Zanaflex	$12,676,509	$8,805,021
Less: discounts and allowances	(1,189,183)	(494,249)

Net sales	11,487,326	8,310,772
Grant revenue	26,232	5,995

Total net revenue	11,513,558	8,316,767
Less: cost of sales	(2,986,392)	(1,554,299)

Gross profit	8,527,166	6,762,468
Operating expenses:
Research and development	9,592,322	3,243,953
Sales and marketing	10,196,634	6,969,422
General and administrative	5,063,203	4,354,132

Total operating expenses	24,852,159	14,567,507

Operating loss	(16,324,993)	(7,805,039)
Other income (expense):
Interest and amortization of debt discount expense	(1,358,100)	(404,161)
Interest income	1,212,638	651,330
Other income	39,580	9,130

Total other income (expense)	(105,882)	256,299
Net loss	$(16,430,875)	$(7,548,740)

Net loss per share—basic and diluted	$(0.54)	$(0.32)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	30,343,950	23,692,905

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three-month period ended March 31, 2008	Three-month period ended March 31, 2007
Cash flows from operating activities:
Net loss	$(16,430,875)	$(7,548,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	2,685,900	—
Share-based compensation expense	1,921,911	2,170,941
Amortization of net premiums and discounts on short-term investments	(689,707)	(439,526)
Amortization of revenue interest issuance cost	29,167	10,962
Depreciation and amortization expense	835,727	432,171
Changes in assets and liabilities:
Decrease in accounts receivable	145,159	2,006,688
Increase in prepaid expenses and other current assets	(179,128)	(453,913)
Decrease in inventory held by the Company	1,125,460	1,059,839
(Increase) decrease in inventory held by others	(144,130)	67,218
Increase in other assets	(5,738)	(4,248)
(Decrease) in accounts payable, accrued expenses, other current liabilities	(597,163)	(2,470,321)
(Decrease) in deferred product revenue—tablets	(54,444)	(509,321)
Increase (decrease) in deferred product revenue—Capsules	1,708,930	(1,258,078)
Restricted cash	(2,769)	(3,410)

Net cash used in operating activities	(9,651,700)	(6,939,738)
Cash flows from investing activities:
Purchases of property and equipment	(330,583)	(402,275)
Purchases of intangible assets	—	(5,000,000)
Purchases of short-term investments	(49,877,516)	(13,922,073)
Proceeds from maturities of short-term investments	36,300,000	18,000,000

Net cash used in investing activities	(13,908,098)	(1,324,348)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	74,811,917	300,775
Proceeds from sale of revenue interest	—	5,000,000
Repayments of revenue interest liability	(440,044)	(1,727,932)
Repayments of notes payable	(187,645)	(236,790)

Net cash provided by financing activities	74,184,228	3,336,053

Net increase (decrease) in cash and cash equivalents	50,624,430	(4,928,033)
Cash and cash equivalents at beginning of period	16,810,415	18,100,908

Cash and cash equivalents at end of period	$67,434,845	$13,172,875

Supplemental disclosure:
Cash paid for interest	540,496	809,984
Non-cash investing activities:
Accrued Zanaflex milestone payment	5,000,000	—

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

(1)    Organization and Business Activities

        Acorda Therapeutics, Inc. ("Acorda" or the "Company") is a commercial stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis (MS), spinal cord injury and other disorders of the central nervous system (CNS).

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

        These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the "SEC").

        The Company completed a follow-on public offering in July 2007. As part of that offering, 4,189,460 shares of the Company's common stock were sold, resulting in proceeds of approximately $72.2 million, net of issuance costs.

        The Company completed a follow-on public offering in February 2008. As part of that offering, 3,712,000 shares of the Company's common stock were sold, resulting in proceeds of approximately $74.6 million, net of issuance costs.

        In February 2008, the Company acquired certain assets from Neurorecovery, Inc. (NRI). These assets will enable Acorda to explore additional therapeutic indications for its investigational compound Fampridine-SR, as well as gain access to pre-clinical compounds that may have utility in nervous system disorders. Under the terms of the purchase agreement, Acorda was assigned two key licensing and research agreements relating to the use of aminopyridines in peripheral neuropathies and two early stage development candidates. Acorda also acquired NRI's pre-clinical and clinical data, regulatory filings (including Orphan Drug designations), copyrights, trademarks and domain names relating to the three products. Acorda issued 100,000 shares of its Common Stock as the purchase price for these assets. The transaction was accounted for as an acquisition of in-process research and development assets and, as such, resulted in a non-cash expense in the first quarter of 2008 of approximately $2.7 million.

        The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations into the third quarter of 2009 based on the Company's current projected revenue and spending levels. To the extent the Company's capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(1)    Organization and Business Activities (Continued)

terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

Revenue Recognition

        The Company applies the revenue recognition guidance in Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When the Right of Return Exists, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. Zanaflex Capsules has limited historical return data. Due to the uncertainty of returns for both products, the Company is accounting for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company's revenue to be recognized is based on (1) the estimated prescription demand-based on pharmacy sales for its products, and (2) the Company's analysis of third-party information, including third-party market research data. The Company's estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. The Company's sales and revenue recognition reflects the Company's estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

that revenue is recognized upon shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns.

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

Earnings per Share

        Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company has stock options and restricted stock (see Note 3), which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. The new standard provides guidance on the definition of and how to measure fair value and what sources of information are to be used in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. Refer to Footnote 6 with respect to the adoption of SFAS 157.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value on an instrument by instrument basis. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. For the Company, SFAS 159 is effective as of January 1, 2008, but we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 has not had an impact on our consolidated financial statements.

        In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future R&D activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The Company adopted EITF No. 07-3 as of January 1, 2008. The adoption has not had an impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company is currently assessing the impact of SFAS No. 141R on the Company's consolidated financial statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Company is currently assessing the impact of SFAS No. 160 on the Company's consolidated financial statements.

        In April 2008, the FASB issued Final FASB Staff Position (FSP), FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will ascertain its impact, if any, during the three-month period ending March 31, 2009.

(3)    Share-based Compensation

        The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, Share Based Payment. During the three-month periods ended March 31, 2008 and 2007, the Company recognized share-based compensation expense of $1.9 million and $2.2 million respectively Activity in options and restricted stock during the three-month period ended March 31, 2008 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2008 and 2007 amounted to approximately $13.63 and $13.00, respectively.

        A summary of share-based compensation activity for the three-month period ended March 31, 2008 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2008	2,999,513	$10.17
Granted	570,346	20.13
Forfeited	(29,057)	16.54
Exercised	(32,689)	7.09

Balance at March 31, 2008	3,508,113	$11.77	7.8	$24,507,483

Vested and expected to vest at March 31, 2008	3,351,515	$11.55	7.8	$24,046,511

Vested and exercisable at March 31, 2008	1,672,424	$7.26	6.7	$18,309,166

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(3)    Share-based Compensation (Continued)

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2008	39,722
Granted	200,000
Vested	(34,794)
Forfeited	(77)

Nonvested at March 31, 2008	204,851

        As of March 31, 2008, there was $21.6 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.7 years.

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

        The Company had available net operating loss carry-forwards ("NOL") of approximately $198.1 million and $179.9 million as of March 31, 2008 and December 31, 2007, respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026. The Company also has research and development tax credit carryforwards of approximately $1.4 million and $1.4 million as of March 31, 2008 and December 31, 2007 respectively, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

        At March 31, 2008 and December 31, 2007, the Company had a deferred tax asset of $102.9 million and $97.8 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the "Act") provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced various ownership changes, as a result of past financings and its initial public offering in February 2006, private placement in October 2006, and follow-on public offerings in June 2007 and February 2008. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(4)    Income Taxes (Continued)

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

(5)    Elan Milestones

        In July 2004, we acquired all of Elan's research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. We made an upfront payment to Elan of $2.0 million and are obligated to pay royalties on sales and to make milestone payments upon achievement of specified sales levels. During the three-month period ended March 31, 2008, the Company reached the fifth and final cumulative product sale milestone threshold and accordingly, accrued a payment of $5.0 million, which will be made to Elan during the three-month period ending June 30, 2008. As of March 31, 2008, the Company has made or accrued a total of $19.5 million of these milestone payments.

(6)    Fair Value Measurements

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The impact of adopting SFAS 157 as of January 1, 2008 was not material to our consolidated financial statements.

        FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. FSP FAS 157-2, Effective Date of FASB Statement No. 157 deferred the effective date of SFAS 157 for the Company in relation to all nonfinancial assets and nonfinancial liabilities to January 1, 2009.

        SFAS 157 establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for recurring fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

  •
  Level 1 Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(6)    Fair Value Measurements (Continued)

  •
  Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

(in thousands)	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$26,567	$—	$—
Short-term investments	92,858	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	463

        The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

(in thousands)	Balance as of December 31, 2007	Realized gains (losses) included in net loss	Unrealized losses included in other comprehensive loss	Balance as of March 31, 2008
Liabilities Carried at Fair Value:
Put/call liability	$463	$—	$—	$463

        We evaluate fair value of positions classified within the Level 3 category based on revenue projections, business, general economic and market conditions that could be reasonably evaluated as of the valuation date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        In May 2007, we reached agreement with the FDA on a Special Protocol Assessment (SPA) for a second Phase 3 trial of Fampridine-SR in MS, MS-F204, and we initiated this trial in June 2007. We expect to have results from this trial in the second half of the second quarter of 2008. The objective of this study is to show that individuals treated with Fampridine-SR are significantly more likely to have consistent improvements in their walking than those treated with placebo. Pending clinical results, the FDA has agreed that this trial, together with our first Phase 3 trial, MS-F203, would be adequate to support a New Drug Application (NDA) for Fampridine-SR. A Thorough QT cardiac study was initiated in September 2007 and successful results from that study were released in January 2008. This study evaluated the potential to cause an increase in the electrocardiographic QT interval. Fampridine-SR, at both therapeutic and supratherapeutic doses, was found to be no different than placebo. We believe Fampridine-SR is the first potential therapy in late-stage clinical development for MS that seeks to improve the function of damaged nerve fibers. To our knowledge, there are no current therapies indicated to improve walking ability in people with MS. Our preclinical programs also target MS and SCI, as well as other CNS disorders, including stroke and traumatic brain injury.

        On February 1, 2008 the Company acquired certain assets of Neurorecovery, Inc., (NRI). These assets will enable Acorda to explore additional therapeutic indications for its investigational compound Fampridine-SR, as well as gain access to pre-clinical compounds that may have utility in nervous system disorders. Under the terms of the purchase agreement, Acorda was assigned two key licensing and research agreements relating to the use of aminopyridines in peripheral neuropathies and two early stage development candidates. Acorda also acquired NRI's pre-clinical and clinical data, regulatory filings (including Orphan Drug designations), copyrights, trademarks and domain names relating to the three products. Acorda issued 100,000 shares of its Common Stock as the purchase price for these assets which were valued at $26.86 per share. The transaction was accounted for as an acquisition of in-process research and development assets and, as such, resulted in a non-cash expense in the first quarter of 2008 of $2,686,000.

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

        We have established our own specialty sales force in the United States, which consisted of 64 sales professionals as of March 31, 2008. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and distribution customers. In addition, we retain TMS Professional Markets Group, LLC to provide a small, dedicated sales force of pharmaceutical telesales professionals who contact primary care, specialist physicians and pharmacists.

Results of Operations

Three-Month Period Ended March 31, 2008 Compared to March 31, 2007

Gross Sales

        We recognize product sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $12.7 million for the three-month period ended March 31, 2008, as compared to $8.8 million for the three-month period ended March 31, 2007. The increase is the result of an increase in prescriptions written for our products that we believe is the result of our expanding our sales force in 2006 and 2007.

Discounts and Allowances

        We recorded discounts and allowances of $1.2 million for the three-month period ended March 31, 2008 as compared to $494,000 for the three-month period ended March 31, 2007. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the three-month period ended March 31, 2008 consisted of $456,000 in allowances for chargebacks and rebates, $385,000 in fees for services to wholesalers and $344,000 in cash discounts. Discounts and allowances for the three-month period ended March 31, 2007 consisted of $190,000 in allowances for chargebacks and rebates, $168,000 in cash discounts and $136,000 for fees for services to wholesalers.

Grant Revenue

        Grant revenue for the three-month period ended March 31, 2008 was $26,000 compared to $6,000 for the three-month period ended March 31, 2007. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales of $3.0 million for the three-month period ended March 31, 2008 as compared to $1.6 million for the three-month period ended March 31, 2007. The increase was primarily due to the increase in gross sales. Cost of sales for the three-month period ended March 31, 2008 consisted of $1.4 million in inventory costs related to recognized revenues, $921,000 in royalty fees based on net product shipments, $596,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $58,000 in period costs related to freight, destruction and stability testing. We expect Zanaflex cost of sales to be approximately 24% of gross sales for the remainder of 2008. Cost of sales for the three-month period ended March 31, 2007 consisted of $750,000 in inventory costs related to recognized revenue, $491,000 in royalty fees based on net product shipments, $228,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $85,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to our Paul Royalty Fund, or PRF, transaction discussed below in the section titled "Liquidity and Capital Resources" do not impact our cost of sales.

Research and Development

        Research and development expenses for the three-month period ended March 31, 2008 were $9.6 million as compared to $3.2 million for the three-month period ended March 31, 2007, an increase of approximately $6.4 million, or 196%. The Company's acquisition of certain in-process research and development assets of NRI resulted in a non-cash expense of approximately $2.7 million in accordance with SFAS No. 2 Accounting for Research and Development Expenses. In addition, MS clinical development program expense increased $1.1 million or 81% to $2.5 million for the three-month period ended March 31, 2008 primarily due to the continuation of our second Phase 3 clinical trial of Fampridine-SR which began in June 2007. Other contract expenses increased $85,000 or 45% to $276,000 for the three-month period ended March 31, 2008 as a result of manufacturing and stability fees for Fampridine-SR.

        Operating expenses for clinical development, preclinical research and development and regulatory were $3.8 million for the three-month period ended March 31, 2008, compared to $1.7 million for the three-month period ended March 31, 2007, an increase of $2.0 million, or 122%. This increase was primarily attributable to an increase in regulatory expenses of $1.6 million, including $1.2 million for the preparation of an NDA for Fampridine-SR and related consulting fees, and approximately $530,000 in increased research and development salaries and benefits.

Sales and Marketing

        Sales and marketing expenses for the three-month period ended March 31, 2008 were $10.2 million compared to $7.0 million for the three-month period ended March 31, 2007, an increase of approximately $3.2 million or 46%. This increase was primarily attributable to an increase of $2.1 million attributable to pre-marketing activities associated with the possible commercialization of Fampridine-SR, if approved, an increase of $532,000 in Zanaflex sales and marketing initiatives, and an increase in staff and compensation of $516,000.

General and Administrative

        General and administrative expenses for the three-month period ended March 31, 2008 were $5.1 million compared to $4.4 million for the three-month period ended March 31, 2007, an increase of approximately $709,000, or 16%. This increase was primarily the result of an increase in staff and compensation of $436,000 and an increase in legal fees of $223,000.

Other Income (Expense)

        Other expense was $106,000 for the three-month period ended March 31, 2008 compared to other income of $256,000 for the three-month period ended March 31, 2007, a decrease of approximately $362,000 or 141%. This change was largely due to a $954,000 increase in interest expense under the PRF revenue interest agreement based on increased shipments which was partially offset by a $561,000 increase in interest income as a result of the investment of net proceeds from our follow-on public offerings in June 2007 and February 2008.

Liquidity and Capital Resources

        We have incurred annual operating losses since inception and, as of March 31, 2008, we had an accumulated deficit of approximately $286.5 million. We have financed our operations primarily through private placements of our securities, public offerings of our common stock, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

        We completed a follow-on public offering in July 2007 in which approximately 4.2 million shares of our common stock were sold, resulting in proceeds to us of approximately $72.2 million, net of issuance costs.

        We completed a follow-on public offering in February 2008 in which approximately 3.7 million shares of our common stock were sold, resulting in proceeds to us of approximately $74.6 million, net of issuance costs.

Financing Arrangements

        In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital. As of March 31, 2008, $5.0 million of these promissory notes were outstanding. In January 2005, we entered into a $6.0 million senior secured term loan, which is collateralized by all of our personal property and fixtures, other than the property that secures our revenue interests assignment arrangement with PRF, which has been repaid in full as of March 31, 2008.

        On December 23, 2005, we entered into a revenue interests assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interest assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and an additional $5.0 million in February 2007 as our net revenues during the fiscal year 2006 exceeded $25.0 million. This milestone receivable was reflected in our 2006 financial statements. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010.

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

        Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $19.6 million in accordance with EITF 88-18, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 4.5%. Payments made to PRF as a result of Zanaflex sales levels reduce the accrued interest liability and the principal amount of the revenue interest liability.

Investment Activities

        At March 31, 2008, cash and cash equivalents and short-term investments were approximately $160.3 million, as compared to $95.1 million at December 31, 2007. As of March 2008, our cash and cash equivalents consist of highly liquid investments in a Treasury money market fund. As of March 31, 2008, our cash and cash equivalents were $67.4 million, as compared to $16.8 million as of December 31, 2007. Our short-term investments consist of commercial paper and corporate debt securities with remaining maturities greater than three months and less than one year. The balance of these investments was $92.9 million as of March 31, 2008, as compared to $78.3 million as of December 31, 2007.

Net Cash Used in Operations

        Net cash used in operations was $9.7 million and $6.9 million for the three-month period ended March 31, 2008 and 2007, respectively. Cash used in operations for the three-month period ended March 31, 2008 was primarily attributable to a net loss of $16.4 million, a decrease in inventory held by the Company of $1.1 million, amortization of the discount on short-term investments of $690,000, a decrease in accounts payable, accrued expenses, and other current liabilities of $597,000, and an increase in prepaid expenses and other current assets of $153,000. Cash used in operations for the three-month period ended March 31, 2008, was partially offset by a non-cash expense for the acquisition of NRI assets of $2.7 million, a non-cash share-based compensation expense of $1.9 million, an increase in Zanaflex Capsules deferred product revenues of $1.7 million, depreciation and amortization of $836,000, and a decrease of accounts receivable of $145,000. Net cash used in operations for the three-month period ended March 31, 2007 was primarily attributable to a net loss of $7.5 million, a decrease in accounts payable, accrued expenses, and other liabilities of $2.5 million, a decrease in Zanaflex Capsule deferred product revenue of $1.3 million, a decrease in tablet deferred product revenue of $509,000 and an increase in prepaid expenses and other current assets of $464,000. Cash used in operations for the three-month period ended March 31, 2007, was partially offset by a non-cash stock compensation expense of $2.2 million, a decrease in accounts receivable of $2.0 million due to decreased shipments and a decrease in inventory of $1.1 million.

Net Cash Used in/Provided by Investing

        Net cash used in investing activities for the three-month period ended March 31, 2008 was $13.9 million, primarily due to $49.9 million in net purchases of short-term investments, partially offset by $36.3 million in proceeds from maturities of short-term investments.

Net Cash Used in/Provided by Financing

        Net cash provided by financing activities for the three-month period ended March 31, 2008 was $74.2 million, primarily due to $74.8 million in net proceeds from the issuance of common stock and option exercises which was partially offset by $440,000 in repayments to PRF and $188,000 for notes payable.

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

        We believe that our current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations into the third quarter of 2009 based on our current projected revenue and spending levels. To the extent our capital resources are insufficient to meet future operating requirements, we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Contractual Obligations and Commitments

        In January 2005, we entered into a $6.0 million senior secured term loan with GE Capital. In December 2005, we used a portion of the initial payment we received under our revenue interest assignment arrangement with PRF to repay approximately $3.0 million of this loan. We were required to pay monthly installments until February 2008, with interest-only payments for the first six months followed by principal and interest payments for the remaining 29 months. Interest was fixed at the rate of 9.93% per annum. The loan was secured by all of our personal property and fixtures, other than the property that secures our arrangement with PRF and was fully satisfied as of March 31, 2008.

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

        In July 2004, we acquired all of Elan's research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. Under our Zanaflex purchase agreement with Elan, we are obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of March 31, 2008, we have made or accrued $19.5 million of these milestone payments including a $5.0 million milestone which was reached upon the achievement of $105.0 million in cumulative sales during the first quarter of 2008 and is accrued as of March 31, 2008.

        Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are required to order 100% of the forecast required quantities for each five-month period immediately following each monthly forecast report. At March 31, 2008, the forecast requirement for the five-month period following March 31, 2008 amounted to approximately $2.1 million.

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

        In November 2006, we entered into an amendment to the revenue interest assignment agreement with PRF. Under the amendment, PRF is entitled to a royalty consisting of certain specified percentages of Zanaflex net revenues, based upon the level of net revenues. Previously, once PRF had received and retained payments under the agreement that are at least twice the aggregate amount PRF paid us under the Agreement, the royalty rate would drop to 1% of Zanaflex net revenues. The amendment provides that the royalty rate will drop to 1% upon PRF's receipt of 2.1 times the aggregate amount PRF has paid us under the agreement, as amended. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and agreed that we would be entitled to an additional $5.0 million is due if our net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone was met and the payment was received in February 2007. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010.

        We have employment agreements with our chief executive officer, Dr. Ron Cohen, our chief scientific officer, Dr. Andrew Blight, our chief financial officer, David Lawrence and our general counsel, Jane Wasman.

        Under the terms of Dr. Cohen's employment agreement, in the event that we terminate the agreement with Dr. Cohen without cause, or if Dr. Cohen voluntarily terminates the agreement with good reason, we are obligated to make severance payments equal to 15 months' base annual salary and COBRA premium payments for the severance period plus a bonus equal to his prior year's bonus pro rated for the number of days worked prior to termination. This amount would be paid in a lump sum in the seventh month after such termination. In such event, all of Dr. Cohen's stock awards will become immediately vested, with all options and stock appreciation rights exercisable for 48 months following termination.

        If Dr. Cohen's employment terminates for death or disability, we are obligated to pay his base salary for three months and COBRA premiums for the COBRA coverage period and 65% of his outstanding options will become immediately vested and remain exercisable for 48 months following such termination or for a lesser period, to the extent necessary to comply with U.S. tax law.

        If Dr. Cohen voluntarily terminates his employment without good reason following a "change in control" (as defined in his employment agreement), we are obligated to make severance payments equal to 12 months' base annual salary and COBRA premium payments for the severance period and he is entitled to receive a bonus equal to his prior year's bonus pro rated for the number of days worked prior to termination. This amount would be paid in a lump sum in the seventh month after such termination. In addition, if the "change in control" constitutes a "reorganization event" (as defined in the Company's 2006 Employee Incentive Plan), 100% of his outstanding options, restricted stock and any other awards will become immediately vested; otherwise 65% of the unvested awards will become immediately and fully vested. Furthermore, all vested options will remain exercisable for 48 months following termination. Following his termination of employment, Dr. Cohen will remain subject to confidentiality, non-competition and non-solicitation covenants for one year in the case of non-competition and non-solicitation and five years in the case of confidentiality.

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

Research and Development

        Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, and research and development conducted for us by third parties, such as sponsored university- based research, and clinical trial vendors. We account for our clinical study costs by estimating the patient cost per visit in each clinical trial and recognizing this cost as visits occur, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. In addition, research and development expenses include expenses related to grant revenue and the cost of clinical trial drug supply shipped to our clinical study vendors.

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

        We have not recorded any tax provision or benefit for the three-month periods ended March 31 2008 and 2007. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at March 31 2008.

        As of March 31 2008, we had available net operating loss carry-forwards of approximately $198.1 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026 and research and development tax credit carry-forwards of approximately $1.4 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our financial instruments consist of cash equivalents, short-term investments, convertible notes payable and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at March 31, 2008.

        We have cash equivalents and short-term investments at March 31, 2008, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and corporate debt securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2008. At March 31, 2008, we held $160.3 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 1.7%.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

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

Change in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.    Legal Proceedings

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, all of which could materially affect our business, financial condition or future results. Other than the revisions to the following risk factor set forth below, there have been no material changes from the risk factors referred to in the previous sentence. The risks described in the Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

        We provided retrospective pediatric safety data to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals. The study was completed and the final report submitted to the FDA in April 2008. The FDA reviewed our response to the 2002 outstanding pediatric commitments based on the new standards set out in the 2007 FDA Act Amendments and found that it does not fulfill them. We have been advised to withdraw our submission and meet with FDA to determine how best to bring our submission into compliance with the revised standards. This could include conducting additional studies. Such additional studies could be more extensive and more costly than the recently completed studies. We also may be subject to penalties for non-compliance with PREA, including fines, seizure of product and loss of product approval.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of New York, on this 9th day of May 2008.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN
Ron Cohen President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON COHEN Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	May 9, 2008
/s/ DAVID LAWRENCE David Lawrence, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 9, 2008

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I—FINANCIAL INFORMATION
PART I
  Item 1. Financial Statements
ACORDA THERAPEUTICS, INC. AND SUBSIDIARY Consolidated Balance Sheets
ACORDA THERAPEUTICS, INC. AND SUBSIDIARY Consolidated Statements of Operations (unaudited)
ACORDA THERAPEUTICS, INC. AND SUBSIDIARY Consolidated Statements of Cash Flows (unaudited)
ACORDA THERAPEUTICS, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES
Exhibit Index