Form 10-Q
period 2008-06-30
ACORDA THERAPEUTICS INC
filed 2008-08-05
CIK 1008848

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

Large accelerated filer ☒                                         Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $0.001 par value per share	33,038,235 shares

ACORDA THERAPEUTICS, INC.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

        This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report and in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2007 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

 PART I

Item 1.    Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,252,619	$16,810,415
Restricted cash	293,469	288,194
Short-term investments	114,756,945	78,310,241
Trade accounts receivable, net	4,957,421	4,265,581
Prepaid expenses	2,514,496	2,341,585
Finished goods inventory held by the Company	4,260,544	5,849,929
Finished goods inventory held by others	2,214,067	1,874,405
Other current assets	952,048	1,293,496

Total current assets	164,201,609	111,033,846
Property and equipment, net of accumulated depreciation	1,826,142	1,651,739
Intangible assets, net of accumulated amortization	17,751,328	13,943,888
Other assets	619,299	676,993

Total assets	$184,398,378	$127,306,466

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,023,206	$6,675,894
Accrued expenses and other current liabilities	9,738,086	8,777,645
Deferred product revenue—Zanaflex tablets	7,840,408	7,913,776
Deferred product revenue—Zanaflex Capsules	16,855,878	13,923,781
Current portion of notes payable	—	187,645
Current portion of revenue interest liability	1,879,697	1,785,018

Total current liabilities	46,337,275	39,263,759
Put/call liability	412,500	462,500
Non current portion of revenue interest liability	18,432,522	17,444,324
Long-term convertible notes payable	6,804,059	6,703,235
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2008 and December 31, 2007; issued and outstanding 32,813,251 and 28,574,678 shares as of June 30, 2008 and December 31, 2007, respectively	32,813	28,575
Additional paid-in capital	417,544,432	333,144,051
Accumulated deficit	(305,289,103)	(270,035,770)
Other comprehensive income	123,880	295,792

Total stockholders' equity	112,412,022	63,432,648

Total liabilities and stockholders' equity	$184,398,378	$127,306,466

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three-month period ended June 30,	Three-month period ended June 30,	Six-month period ended June 30,	Six-month period ended June 30,
	2008	2007	2008	2007
Gross sales—Zanaflex	$13,098,842	$10,498,673	$25,775,351	$19,303,694
Less: discounts and allowances	(1,739,821)	(1,014,423)	(2,929,004)	(1,508,672)

Net sales	11,359,021	9,484,250	22,846,347	17,795,022
Grant revenue	26,693	10,192	52,925	16,187

Total net revenue	11,385,714	9,494,442	22,899,272	17,811,209
Less: cost of sales	(2,829,579)	(2,010,621)	(5,815,970)	(3,564,920)

Gross profit	8,556,135	7,483,821	17,083,302	14,246,289
Operating expenses:
Research and development	8,058,113	4,007,479	17,650,435	7,251,432
Sales and marketing	11,732,527	7,118,313	21,929,161	14,087,735
General and administrative	5,837,831	4,475,797	10,901,033	8,829,929

Total operating expenses	25,628,471	15,601,589	50,480,629	30,169,096

Operating loss	(17,072,336)	(8,117,768)	(33,397,327)	(15,922,807)
Other income (expense):
Interest and amortization of debt discount expense	(2,770,075)	(796,245)	(4,128,177)	(1,200,406)
Interest income	1,053,514	712,790	2,266,152	1,364,120
Other income	(33,561)	37,511	6,019	46,641

Total other income (expense)	(1,750,122)	(45,944)	(1,856,006)	210,355
Net loss	(18,822,458)	(8,163,712)	(35,253,333)	(15,712,452)

Net loss per share—basic and diluted	$(0.58)	$(0.33)	$(1.12)	$(0.65)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	32,557,460	24,450,036	31,450,705	24,073,945

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six-month period ended June 30, 2008	Six-month period ended June 30, 2007
Cash flows from operating activities:
Net loss	$(35,253,333)	$(15,712,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	2,685,900	—
Share-based compensation expense	4,364,190	4,069,625
Amortization of net premiums and discounts on short-term investments	(1,498,141)	(817,808)
Amortization of revenue interest issuance cost	65,422	35,340
Depreciation and amortization expense	1,685,843	871,432
(Gain) Loss on put/call liability	(50,000)	12,500
(Gain) Loss on disposal of property and equipment	—	(23,750)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(691,840)	751,710
Decrease in prepaid expenses and other current assets	168,537	134,871
Decrease in inventory held by the Company	1,589,385	271,463
Increase in inventory held by others	(339,662)	(46,250)
Increase in other assets	(7,728)	(5,715)
Increase in accounts payable, accrued expenses, other current liabilities	6,357,113	1,004,876
Decrease in deferred product revenue—tablets	(73,368)	(716,156)
Increase (decrease) in deferred product revenue—Capsules	2,932,097	(689,940)
Restricted cash	(5,275)	(6,810)

Net cash used in operating activities	(18,070,860)	(10,867,064)
Cash flows from investing activities:
Purchases of property and equipment	(647,468)	(597,367)
Purchases of intangible assets	(5,000,000)	(5,000,000)
Purchases of short-term investments	(95,420,475)	(70,200,137)
Proceeds from maturities of short-term investments	60,300,000	37,550,000

Net cash used in investing activities	(40,767,942)	(38,247,504)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	77,354,529	63,571,338
Proceeds from sale of revenue interest	—	5,000,000
Repayments of revenue interest liability	(885,877)	(1,584,048)
Repayments of notes payable	(187,645)	(499,219)

Net cash provided by financing activities	76,281,007	66,488,071

Net increase in cash and cash equivalents	17,442,204	17,373,503
Cash and cash equivalents at beginning of period	16,810,415	18,100,908

Cash and cash equivalents at end of period	$34,252,619	$35,474,411

Supplemental disclosure:
Cash paid for interest	2,060,151	1,095,778
Non-cash activities:
Accrued Zanaflex milestone payment	—	5,000,000
Accrued Inventory	—	1,826,622

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

        In February 2008, the Company acquired certain assets from Neurorecovery, Inc. (NRI). These assets will enable Acorda to explore additional therapeutic indications for its investigational compound Fampridine-SR, as well as provide access to pre-clinical compounds that may have utility in nervous system disorders. Under the terms of the purchase agreement, Acorda was assigned two key licensing and research agreements relating to the use of aminopyridines in peripheral neuropathies and two early stage development candidates. Acorda also acquired NRI's pre-clinical and clinical data, regulatory filings (including Orphan Drug designations), copyrights, trademarks and domain names relating to the three products. Acorda issued 100,000 shares of its Common Stock as the purchase price for these assets. The transaction was accounted for as an acquisition of in-process research and development assets and, as such, resulted in a non-cash expense in the first quarter of 2008 of approximately $2.7 million.

        The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules and tablets, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations into the fourth quarter of 2009 based on the Company's current projected revenue and spending levels. To the extent the Company's capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(1)    Organization and Business Activities (Continued)

acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

Revenue Recognition

        The Company applies the revenue recognition guidance in Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When the Right of Return Exists, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. Zanaflex Capsules has limited historical return data. Due to the uncertainty of returns for both products, the Company is accounting for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out basis. The Company's revenue to be recognized is based on (1) the estimated prescription demand-based on pharmacy sales for its products, and (2) the Company's analysis of third-party information, including third-party market research data. The Company's estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. The Company's sales and revenue recognition reflects the Company's estimates of actual product prescribed to the

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

end-user. The Company expects to be able to recognize revenue upon shipment to the customer when it has sufficient data to develop reasonable estimates of expected returns based upon historical returns.

        The Company's net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. Product shipping and handling costs are included in cost of sales. These reserves are recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. At the time product is shipped to wholesalers, an adjustment is recorded for estimated chargebacks, rebates, and discounts. These reserves are established by management as its best estimate based on available information and are adjusted to reflect known changes in the factors that impact such reserves. Reserves for chargebacks, rebates and discounts are established based on the contractual terms with customers, analysis of historical levels of discounts, chargebacks and rebates, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. In addition, the Company records a charge to cost of goods sold for the cost basis of the estimated product returns the Company believes may ultimately be realized at the time of product shipment to wholesalers. The Company has recognized this charge at the date of shipment since it is probable that it will receive a level of returned products; upon the return of such product it will be unable to resell the product considering its expiration dating; and it can reasonably estimate a range of returns. This charge represents the cost basis for an estimated rate of the Company's expected returns.

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

Earnings per Share

        Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company has stock options and restricted stock (see Note 3), which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each year are equal.

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

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value on an instrument by instrument basis. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. For the Company, SFAS No. 159 is effective as of January 1, 2008, but we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS No. 159 has not had an impact on our consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company is currently assessing the impact of SFAS No. 141R on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position (FSP), FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact of FSP FAS No. 142-3 on our consolidated financial statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(3)    Share-based Compensation

        The Company accounts for share-based compensation, including options and restricted stock, according to the provisions of SFAS No. 123R, Share Based Payment. During the three-month periods ended June 30, 2008 and 2007, the Company recognized share-based compensation expense of $2.4 million and $1.9 million respectively. During the six-month periods ended June 30, 2008 and 2007, the Company recognized share-based compensation expense of $4.4 million and $4.1 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2008 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2008 and 2007 was approximately $14.78 and $16.16, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2008 and 2007 was approximately $29.35 and $13.07, respectively.

        A summary of share-based compensation activity for the six-month period ended June 30, 2008 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2008	2,999,513	$10.18
Granted	691,492	20.24
Forfeited	(33,912)	16.84
Exercised	(386,928)	7.25

Balance at June 30, 2008	3,270,165	$12.58	7.8	$66,222,749

Vested and expected to vest at June 30, 2008	3,124,327	$12.38	7.8	$63,896,245

Vested and exercisable at June 30, 2008	1,503,578	$8.10	6.7	$37,180,689

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2008	39,722
Granted	200,000
Vested	(39,645)
Forfeited	(93)

Nonvested at June 30, 2008	199,984

        As of June 30, 2008, there was $21.2 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.5 years.

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

        The Company had available net operating loss carry-forwards ("NOL") of approximately $215.7 million and $179.9 million as of June 30, 2008 and December 31, 2007, respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026. The Company also has research and development tax credit carryforwards of approximately $1.4 million as of June 30, 2008 and December 31, 2007 for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

        At June 30, 2008 and December 31, 2007, the Company had a deferred tax asset of $109.6 million and $97.8 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the "Act") provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced various ownership changes, as a result of past financings and its initial public offering in February 2006, private placement in October 2006, and follow-on public offerings in June 2007 and February 2008. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its net deferred tax assets as of and for all periods presented. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(5)    Elan Milestones

        In July 2004, we acquired all of Elan's research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. We made an upfront payment to Elan of $2.0 million and are obligated to pay royalties on sales and to make milestone payments upon achievement of specified sales levels. During the three-month period ended March 31, 2008, the Company reached the fifth and final cumulative product sale milestone threshold and accordingly, accrued a payment of $5.0 million, which was made to Elan during the three-month period ending

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(5)    Elan Milestones (Continued)

June 30, 2008. As of June 30, 2008, the Company has made a total of $19.5 million of these milestone payments.

(6)    Fair Value Measurements

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The impact of adopting SFAS No. 157 as of January 1, 2008 was not material to our consolidated financial statements.

        FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157. FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 deferred the effective date of SFAS No. 157 for the Company in relation to all nonfinancial assets and nonfinancial liabilities to January 1, 2009.

        SFAS No. 157 establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for recurring fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

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

        The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

(in thousands)	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$33,915	$—	$—
Short-term investments	114,757	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	413

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(6)    Fair Value Measurements (Continued)

        The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

(in thousands)	Balance as of December 31, 2007	Realized (gains) losses included in net loss	Unrealized losses included in other comprehensive loss	Balance as of June 30, 2008
Liabilities Carried at Fair Value:
Put/call liability	$463	$(50)	$—	$413

        We evaluate the fair value of positions classified within the Level 3 category based on revenue projections, business, general economic and market conditions that could be reasonably evaluated as of the valuation date.

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

        In May 2007, we reached agreement with the FDA on a Special Protocol Assessment (SPA) for a second Phase 3 trial of Fampridine-SR in MS, MS-F204, and we initiated this trial in June 2007. In June 2008, the Company announced positive results from its second Phase 3 clinical trial of Fampridine-SR (MS-F204) on walking ability in people with multiple sclerosis (MS). The objective of this study was to show that individuals treated with Fampridine-SR are significantly more likely to have consistent improvements in their walking than those treated with placebo. The FDA has agreed that this trial, together with our first Phase 3 trial, MS-F203, would be adequate to support a New Drug Application (NDA) for Fampridine-SR. We expect to submit an NDA for Fampridine-SR in the first quarter of 2009. Earlier this year, we submitted a request to the FDA for Fast Track designation for Fampridine-SR, which the FDA did not grant. We plan to request consideration for Priority Review at the time we file our NDA and will submit additional data analyses at that time in support of this request. Fast Track provides for additional interactions with the FDA during drug development and the option of submitting an NDA in sections rather than all components simultaneously. Priority Review provides for a six month rather than a ten month FDA review period for an NDA. A Thorough QT cardiac study was initiated in September 2007 and successful results from that study were released in January 2008. This study evaluated the potential to cause an increase in the electrocardiographic QT interval. Fampridine-SR, at both therapeutic and supratherapeutic doses, was found to be no different than placebo. We believe Fampridine-SR is the first potential therapy in late-stage clinical development for MS that seeks to improve the function of damaged nerve fibers. Our preclinical programs also target MS and SCI, as well as other CNS disorders, including stroke and traumatic brain injury.

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

        We have established our own specialty sales force in the United States, which consisted of 65 sales professionals as of July 1, 2008. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and distribution customers. In addition, we retain TMS Professional Markets Group, LLC to provide a small, dedicated sales force of pharmaceutical telesales professionals who contact primary care, specialist physicians and pharmacists.

Results of Operations

Three-Month Period Ended June 30, 2008 Compared to June 30, 2007

Gross Sales

        We recognize product sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $13.1 million for the three-month period ended June 30, 2008, as compared to $10.5 million for the three-month period ended June 30, 2007. The increase is the result of an increase in prescriptions written for our products that we believe is the result of our expanding our sales force in 2006 and 2007.

Discounts and Allowances

        We recorded discounts and allowances of $1.7 million for the three-month period ended June 30, 2008 as compared to $1.0 million for the three-month period ended June 30, 2007. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the three-month period ended June 30, 2008 consisted of $585,000 in allowances for chargebacks and rebates, $584,000 in cash discounts and patient program rebates, and $571,000 in fees for services paid to wholesalers. Discounts and allowances for the three-month period ended June 30, 2007 consisted of $352,000 in allowances for chargebacks and rebates, $250,000 in cash discounts and $413,000 for fees for services to wholesalers.

Grant Revenue

        Grant revenue for the three-month period ended June 30, 2008 was $27,000 compared to $10,000 for the three-month period ended June 30, 2007. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales of $2.8 million for the three-month period ended June 30, 2008 as compared to $2.0 million for the three-month period ended June 30, 2007. The increase was primarily due to the increase in gross sales. Cost of sales for the three-month period ended June 30, 2008 consisted of $1.3 million in inventory costs related to recognized revenues, $856,000 in royalty fees based on net product shipments, $596,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $108,000 in period costs related to freight and stability testing. We expect Zanaflex cost of sales to be approximately 24% of gross sales for the remainder of 2008. Cost of sales for the three-month period ended June 30, 2007 consisted of $925,000 in inventory costs related to recognized revenue, $787,000 in royalty fees based on net product shipments, $227,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $72,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to our Paul Royalty Fund, or PRF, transaction discussed below in the section titled "Liquidity and Capital Resources" do not impact our cost of sales.

Research and Development

        Research and development expenses for the three-month period ended June 30, 2008 were $8.1 million as compared to $4.0 million for the three-month period ended June 30, 2007, an increase of approximately $4.1 million, or 101%. Pre-clinical research contracts increased $1.0 million or 100% to $1.0 million for the three-month period ended June 30, 2008 due to development of two of our preclinical pipeline products for potential IND filings in late 2009. MS clinical development program expense increased $937,000 or 64% to $2.4 million for the three-month period ended June 30, 2008 primarily due to the continuation of our second Phase 3 clinical trial of Fampridine-SR which began in June 2007.

        Operating expenses for clinical development, preclinical research and development and regulatory were $4.1 million for the three-month period ended June 30, 2008, compared to $1.9 million for the three-month period ended June 30, 2007, an increase of $2.2 million, or 121%. This increase was primarily attributable to an increase in regulatory expenses of $1.7 million, including $1.3 million for the preparation of an NDA for Fampridine-SR and related consulting fees, and approximately $713,000 in increased research and development salaries and benefits.

Sales and Marketing

        Sales and marketing expenses for the three-month period ended June 30, 2008 were $11.7 million compared to $7.1 million for the three-month period ended June 30, 2007, an increase of approximately $4.6 million or 65%. This increase was primarily attributable to an increase of $2.5 million attributable to pre-marketing activities associated with the possible commercialization of Fampridine-SR, if approved, an increase of $844,000 in Zanaflex sales and marketing initiatives, and an increase in staff and compensation of $1.1 million.

General and Administrative

        General and administrative expenses for the three-month period ended June 30, 2008 were $5.8 million compared to $4.5 million for the three-month period ended June 30, 2007, an increase of approximately $1.4 million, or 30%. This increase was primarily the result of an increase in staff and compensation of $865,000 and an increase in legal fees of $517,000.

Other Income (Expense)

        Other expense was $1.8 million for the three-month period ended June 30, 2008 compared to other expense of $46,000 for the three-month period ended June 30, 2007, an increase of approximately $1.7 million or 3709%. The increase was primarily due to an increase in interest expense of $2.0 million. This increase was the result of a $570,000 increase in interest expense under the Paul Royalty Fund (PRF) revenue interest agreement as a result of increased shipments and the impact of a $1.4 million out-of-period adjustment made during the second quarter of 2008 to correct an error identified in the previously recorded effective interest expense recognized related to the November 2006 amended revenue interests assignment with PRF. This out-of-period adjustment will not increase the total interest expense associated with this agreement, but has corrected its timing of recognition. The increase in interest expense was partially offset by a $340,000 increase in interest income as a result of the investment of net proceeds from our follow-on public offerings in June 2007 and February 2008.

Six-Month Period Ended June 30, 2008 Compared to June 30, 2007

Gross Sales

        We recognize product sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $25.8 million for the six-month period ended June 30, 2008, as compared to $19.3 million for the six-month period ended June 30, 2007. The increase is the result of an increase in prescriptions written for our products that we believe is the result of our expanding our sales force in 2006 and 2007.

Discounts and Allowances

        We recorded discounts and allowances of $2.9 million for the six-month period ended June 30, 2008 as compared to $1.5 million for the six-month period ended June 30, 2007. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the six-month period ended June 30, 2008 consisted of $1.0 million in allowances for chargebacks and rebates, $932,000 in cash discounts and patient program rebates, and $956,000 in fees for services paid to wholesalers. Discounts and allowances for the six-month period ended June 30, 2007 consisted of $542,000 in allowances for chargebacks and rebates, $418,000 in cash discounts and $549,000 for fees for services to wholesalers.

Grant Revenue

        Grant revenue for the six-month period ended June 30, 2008 was $53,000 compared to $16,000 for the six-month period ended June 30, 2007. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales of $5.8 million for the six-month period ended June 30, 2008 as compared to $3.6 million for the six-month period ended June 30, 2007. The increase was due to the increase in gross sales as well as an increase in amortization of intangible assets resulting from our achieving the final two Elan sales milestones during the three-month periods ended September 30, 2007 and March 31, 2008. Cost of sales for the six-month period ended June 30, 2008 consisted of $2.7 million in inventory costs related to recognized revenues, $1.8 million in royalty fees based on net product shipments, $1.2 million in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $165,000 in period costs related to freight and stability testing. We expect Zanaflex cost of sales to be approximately 24% of gross sales for the remainder of 2008. Cost of sales for the six-month period ended June 30, 2007 consisted of $1.7 million in inventory costs related to recognized revenue, $1.3 million in royalty fees based on net product shipments, $455,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $157,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to our Paul Royalty Fund, or PRF, transaction discussed below in the section titled "Liquidity and Capital Resources" do not impact our cost of sales.

Research and Development

        Research and development expenses for the six-month period ended June 30, 2008 were $17.7 million as compared to $7.3 million for the six-month period ended June 30, 2007, an increase of approximately $10.4 million, or 143%. The Company's acquisition of certain in-process research and development assets of NRI resulted in a non-cash expense of approximately $2.7 million in accordance with SFAS No. 2 Accounting for Research and Development Expenses. Pre-clinical research contracts increased $1.4 million or 100% to $1.4 million for the six-month period ended June 30, 2008 due to development of two of our preclinical pipeline products for potential IND filings in late 2009. MS clinical development program expense increased $2.1 million or 72% to $4.9 million for the six-month period ended June 30, 2008 primarily due to the continuation of our second Phase 3 clinical trial of Fampridine-SR which began in June 2007.

        Operating expenses for clinical development, preclinical research and development and regulatory were $7.9 million for the six-month period ended June 30, 2008, compared to $3.5 million for the six-month period ended June 30, 2007, an increase of $4.3 million, or 121%. This increase was primarily attributable to an increase in regulatory expenses of $3.3 million, including $2.0 million for the preparation of an NDA for Fampridine-SR and related consulting fees, and approximately $1.2 million in increased research and development salaries and benefits.

Sales and Marketing

        Sales and marketing expenses for the six-month period ended June 30, 2008 were $21.9 million compared to $14.1 million for the six-month period ended June 30, 2007, an increase of approximately $7.8 million or 56%. This increase was primarily attributable to an increase of $4.6 million attributable to pre-marketing activities associated with the possible commercialization of Fampridine-SR, if approved, an increase of $1.2 million in Zanaflex sales and marketing initiatives, and an increase in staff and compensation of $1.8 million.

General and Administrative

        General and administrative expenses for the six-month period ended June 30, 2008 were $10.9 million compared to $8.8 million for the six-month period ended June 30, 2007, an increase of approximately $2.1 million, or 23%. This increase was primarily the result of an increase in staff and compensation of $1.2 million and an increase in legal fees of $763,000.

Other Income (Expense)

        Other expense was $1.9 million for the six-month period ended June 30, 2008 compared to other income of $210,000 for the six-month period ended June 30, 2007, an increase of approximately $2.1 million or 982%. The increase was primarily due to an increase in interest expense of $2.9 million. This increase was the result of a $1.5 million increase in interest expense under the PRF revenue interest agreement as a result of increased shipments and the impact of a $1.4 million out-of-period adjustment made during the second quarter of 2008 to correct an error identified in the previously recorded effective interest expense recognized related to the November 2006 amended revenue interests assignment agreement with PRF. This out-of-period adjustment will not increase the total interest expense associated with this agreement, but has corrected its timing of recognition. The increase in interest expense was partially offset by a $902,000 increase in interest income as a result of the investment of net proceeds from our follow-on public offerings in June 2007 and February 2008.

Liquidity and Capital Resources

        We have incurred annual operating losses since inception and, as of June 30, 2008, we had an accumulated deficit of approximately $305.3 million. We have financed our operations primarily through private placements of our securities, public offerings of our common stock, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

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

Financing Arrangements

        In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital. As of June 30, 2008, $5.0 million of these promissory notes were outstanding. In January 2005, we entered into a $6.0 million senior secured term loan, which is collateralized by all of our personal property and fixtures, other than the property that secures our revenue interests assignment arrangement with PRF, which has been repaid during the three-month period ended March 31, 2008.

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

        Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $20.3 million in accordance with EITF 88-18, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. During the three-month period ended June 30, 2008, we recorded a $1.4 million out-of-period adjustment to the effective interest expense recognized related to the November 2006 amended revenue interests assignment agreement with PRF. This out-of-period adjustment will not increase the total interest expense associated with this agreement, but has converted its timing of recognition. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.9%. Payments made to PRF as a result of Zanaflex sales levels are allocated between interest expense recognized and the reduction of the principal amount included in the revenue interest liability.

Investment Activities

        At June 30, 2008, cash and cash equivalents and short-term investments were approximately $149.0 million, as compared to $95.1 million at December 31, 2007. As of June 2008, our cash and cash equivalents consist of highly liquid investments in a Treasury money market fund. Our cash and cash equivalents were $34.3 million as of June 30, 2008, as compared to $16.8 million as of December 31, 2007. Our short-term investments consist of US Treasuries, commercial paper and corporate debt securities with remaining maturities from one month to less than one year. The balance of these investments was $114.8 million as of June 30, 2008, as compared to $78.3 million as of December 31, 2007.

Net Cash Used in Operations

        Net cash used in operations was $18.1 million and $10.9 million for the six-month period ended June 30, 2008 and 2007, respectively. Cash used in operations for the six-month period ended June 30, 2008 was primarily attributable to a net loss of $35.3 million, amortization of the discount on short-term investments of $1.5 million, an increase in accounts receivable of $692,000, an increase in inventory held by others of $340,000, and a gain on our put/call liability of $50,000. Cash used in operations for the six-month period ended June 30, 2008, was partially offset by an increase in accounts payable, accrued expenses, and other current liabilities of $6.4 million, a non-cash share-based compensation expense of $4.4 million, an increase in Zanaflex Capsules deferred product revenues of $2.9 million, a non-cash expense for the acquisition of NRI assets of $2.7 million, depreciation and amortization of $1.7 million, and a decrease in inventory held by the Company of $1.6 million. Net cash used by operations for the six-month period ended June 30, 2007 was primarily attributable to a net loss of $15.7 million, amortization of the discount on short-term investments of $818,000, and a decrease in Zanaflex tablets and Capsules deferred product revenues of $716,000 and $690,000, respectively. Cash used in operations for the six-month period ended June 30, 2007, was partially offset by a non-cash stock compensation expense of $4.1 million, an increase in accounts payable, accrued expenses, and other current liabilities of $1.0 million, depreciation and amortization of $871,000, a decrease in accounts receivable of $752,000, a decrease in inventory of $225,000, and a decrease in prepaid expenses and other current assets of $135,000.

Net Cash Used in/Provided by Investing

        Net cash used in investing activities for the six-month period ended June 30, 2008 was $40.8 million, primarily due to $95.4 million in net purchases of short-term investments and a $5 million payment to Elan for the final Zanaflex milestone, partially offset by $60.3 million in proceeds from maturities of short-term investments.

Net Cash Used in/Provided by Financing

        Net cash provided by financing activities for the six-month period ended June 30, 2008 was $76.3 million, primarily due to $77.4 million in net proceeds from the issuance of common stock and option exercises which was partially offset by $886,000 in repayments to PRF and $188,000 in repayments for notes payable.

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

        We believe that our current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations into the fourth quarter of 2009 based on our current projected revenue and spending levels. To the extent our capital resources are insufficient to meet future operating requirements, we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Contractual Obligations and Commitments

        In January 2005, we entered into a $6.0 million senior secured term loan with GE Capital. In December 2005, we used a portion of the initial payment we received under our revenue interest assignment arrangement with PRF to repay approximately $3.0 million of this loan. We were required to pay monthly installments until February 2008, with interest-only payments for the first six months followed by principal and interest payments for the remaining 29 months. Interest was fixed at the rate of 9.93% per annum. The loan was secured by all of our personal property and fixtures, other than the property that secures our arrangement with PRF and was fully satisfied during the three-month period ended March 31, 2008.

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

        In July 2004, we acquired all of Elan's research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. Under our Zanaflex purchase agreement with Elan, we are obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of June 30, 2008, we have made $19.5 million of these milestone payments including a $5.0 million milestone which was reached upon the achievement of $105.0 million in cumulative sales during the first quarter of 2008 and was paid as of June 30, 2008.

        Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are required to order 100% of the forecast required quantities for each five-month period immediately following each monthly forecast report. At June 30, 2008, the forecast requirement for the five-month period following June 30, 2008 amounted to approximately $1.3 million.

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

        We have not recorded any tax provision or benefit for the three and six-month periods ended June 30, 2008 and 2007. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry- forwards cannot be sufficiently assured at June 30, 2008.

        As of June 30, 2008, we had available net operating loss carry-forwards of approximately $215.7 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026 and research and development tax credit carry- forwards of approximately $1.4 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry- forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our financial instruments consist of cash equivalents, short-term investments, convertible notes payable and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at June 30, 2008.

        We have cash equivalents and short-term investments at June 30, 2008, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and corporate debt securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2008. At June 30, 2008, we held $149.0 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 1.6%.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

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

Change in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

        Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, all of which could materially affect our business, financial condition or future results. Other than the revisions to the following risk factor set forth below, there have been no material changes from the risk factors referred to in the previous sentence. The risks described in the Annual Report and the Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are unable to obtain regulatory approval for Fampridine-SR, or any approval is unduly limited in scope or delayed, our business prospects will be materially adversely affected.

        We have reported positive results from two Phase 3 clinical trials of Fampridine-SR for the improvement of walking in patients with MS, most recently in June 2008. Both trials were conducted pursuant to SPAs from the FDA. The FDA has informed us that positive results from at least two successful Phase 3 clinical trials will be needed to support the filing of an NDA with the FDA. If the FDA determines that there is a new substantial scientific issue regarding walking in the MS population or Fampridine-SR, the FDA may alter its opinion expressed in the prior SPAs regarding the adequacy of the Phase 3 studies. The FDA also required us to execute a Thorough QT study of cardiac safety which was completed in January 2008. Although our QT consultants concluded that this study showed no safety signal for a risk of cardiac QT prolongation with Fampridine-SR at a therapeutic or supra-therapeutic dose, the FDA will make its own evaluation of the data when it is submitted as part of the NDA application and its interpretation of the results may differ.

        The FDA may also identify a need for further studies in order to confirm efficacy or to examine safety or other properties or characteristics of Fampridine-SR. For example, in October 2007, we met with the FDA to discuss the completed preclinical studies proposed for the NDA for Fampridine-SR and the FDA asked us to complete a series of bridging studies to bring our older preclinical toxicology studies to current scientific standards. This included a requirement to complete new studies to fully characterize the toxicokinetics of fampridine in the blood of experimental animals given doses that were used in the full range of our previously performed preclinical toxicology studies, so the FDA can evaluate the suitability of those doses and routes of administration of drug in its evaluation of safety. We may also determine, on our own, to conduct additional studies from time to time to support our filing of an NDA or to otherwise provide additional data regarding the safety or efficacy of Fampridine-SR. If the studies that we are required to conduct, or any studies that we determine, on our own, to conduct, cause us to incur unanticipated expenses or delays, or yield unfavorable results, our ability to obtain regulatory approval of Fampridine-SR could be seriously delayed or impaired, in which case our business prospects will be materially adversely affected.

        Earlier this year, we submitted a request to the FDA for Fast Track designation for Fampridine-SR. The FDA did not grant our request, stating that we had not at this time demonstrated that Fampridine-SR addresses an unmet medical need under the criteria for Fast Track designation. We will present additional information on the ways in which Fampridine-SR improves walking ability in patients with MS and differs in its effects from existing MS therapies as part of our request for Priority Review of the NDA under the FDA's standards for designating NDAs for either Priority or Standard review. We may not be able to convince the FDA that Fampridine-SR addresses an unmet medical need for MS patients, in which case we would not receive Priority Review and our NDA would be subject to FDA's normal 10 month review time under the Prescription Drug User Free Act rather than an expedited review time of six months.

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

        Any product for which we currently have or may obtain marketing approval, along with the associated manufacturing processes, any post-approval clinical data that we might be required to collect and the advertising and promotional activities for the product, are subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, any approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. For example, we are required to inform the FDA if certain issues arise in manufacturing or packaging of our commercialized products. In December 2007, we filed a field alert with the FDA notifying them that two bottles of Zanaflex Capsules were packaged without the required lot and expiration date information on their labels. We worked with the packager of Zanaflex Capsules to identify and correct any issues that we believe could have caused this, but there can be no assurance that other bottles of Zanaflex Capsules are or will be labeled properly or that other similar issues will not occur.

        We have an outstanding FDA commitment, inherited from Elan, to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex capsules, was to be satisfied by February 2007.

        We provided retrospective pediatric safety data to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals. The study was completed and the final report submitted to the FDA in April 2008. The FDA reviewed our response to the 2002 outstanding pediatric commitments based on the new standards set out in the 2007 FDA Act Amendments and found that it does not fulfill them. We have withdrawn our submission and plan to meet with FDA to determine how best to bring our submission into compliance with the revised standards. This could include conducting additional studies. Such additional studies could be more extensive and more costly than the recently completed studies. We also may be subject to penalties for non-compliance with PREA, including fines, seizure of product and loss of product approval.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held on May 21, 2008. Holders of an aggregate of 32,659,012 shares of our common stock at the close of business on April 7, 2008 were entitled to vote at the meeting, of which 24,373,472 were present in person or represented by proxy. At the Annual Meeting, our stockholders voted as follows:

         Proposal One.    To elect three Class III directors to serve until the 2011 Annual Meeting of Stockholders.

Name of Nominee	Total Votes For	Total Votes Withheld
Ron Cohen, MD	24,368,235	5,237
Lorin J. Randall	22,996,479	1,376,993
Steven M. Rauscher	22,645,109	1,728,363

        Dr. Cohen and Messrs. Randall and Rauscher were elected to serve as Class III directors as noted above. Our Class II directors, whose term of office expires at the 2009 Annual Meeting of Stockholders, are: Messrs. Barclay Phillips, Barry Green and Ian Smith. Our Class II directors, whose term of office expires at the 2010 Annual Meeting of Stockholders, are: Drs. Sandra Panem and Wise Young. No other persons were nominated, or received votes, for election as directors of Acorda Therapeutics at our 2008 Annual Meeting of Stockholders. There were no broker non-votes with respect to this proposal.

         Proposal Two.    To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2008.

Total Shares Voted	Total Votes For	Total Votes Against	Total Votes Abstained
24,373,472	24,339,476	33,137	859

        The appointment of KPMG LLP was ratified. There were no broker non-votes with respect to this proposal.

Item 6.    Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of New York, on this 5th day of August 2008.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN
Ron Cohen President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON COHEN Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	August 5, 2008
/s/ DAVID LAWRENCE David Lawrence, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 5, 2008

 Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES
Exhibit Index