Form 10-Q
period 2008-09-30
ACORDA THERAPEUTICS INC
filed 2008-11-10
CIK 1008848

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.001 par value per share	37,714,846 shares

ACORDA THERAPEUTICS, INC.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

        This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report and in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

 PART I

Item 1.    Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,785,248	$16,810,415
Restricted cash	295,628	288,194
Short-term investments	183,459,536	78,310,241
Trade accounts receivable, net	4,016,551	4,265,581
Prepaid expenses	2,423,114	2,341,585
Finished goods inventory held by the Company	5,163,222	5,849,929
Finished goods inventory held by others	2,290,629	1,874,405
Other current assets	975,810	1,293,496

Total current assets	278,409,738	111,033,846
Property and equipment, net of accumulated depreciation	1,868,815	1,651,739
Intangible assets, net of accumulated amortization	17,155,048	13,943,888
Other assets	544,959	676,993

Total assets	$297,978,560	$127,306,466

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,249,900	$6,675,894
Accrued expenses and other current liabilities	11,501,324	8,777,645
Deferred product revenue—Zanaflex tablets	7,771,672	7,913,776
Deferred product revenue—Zanaflex Capsules	15,603,391	13,923,781
Current portion of notes payable	—	187,645
Current portion of revenue interest liability	1,337,993	1,785,018

Total current liabilities	48,464,280	39,263,759
Put/call liability	412,500	462,500
Non current portion of revenue interest liability	17,902,938	17,444,324
Long-term convertible notes payable	6,854,471	6,703,235
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at September 30, 2008 and December 31, 2007; issued and outstanding 37,512,934 and 28,574,678 shares as of September 30, 2008 and December 31, 2007, respectively	37,512	28,575
Additional paid-in capital	547,600,149	333,144,051
Accumulated deficit	(324,144,865)	(270,035,770)
Other comprehensive income	851,575	295,792

Total stockholders' equity	224,344,371	63,432,648

Total liabilities and stockholders' equity	$297,978,560	$127,306,466

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three-month period ended September 30,	Three-month period ended September 30,	Nine-month period ended September 30,	Nine-month period ended September 30,
	2008	2007	2008	2007
Gross sales—Zanaflex	$13,666,496	$11,506,696	$39,441,848	$30,810,390
Less: discounts and allowances	(1,224,065)	(1,067,668)	(4,153,070)	(2,576,340)

Net sales	12,442,431	10,439,028	35,288,778	28,234,050
Grant revenue	23,097	20,277	76,022	36,464

Total net revenue	12,465,528	10,459,305	35,364,800	28,270,514
Less: cost of sales	(2,700,772)	(2,181,565)	(8,516,743)	(5,746,485)

Gross profit	9,764,756	8,227,740	26,848,057	22,524,029
Operating expenses:
Research and development	8,650,305	5,602,828	25,758,150	12,854,260
Sales and marketing	14,419,938	7,917,861	36,349,099	22,005,596
General and administrative	5,948,193	3,720,222	17,391,817	12,550,151

Total operating expenses	29,018,436	17,240,911	79,499,066	47,410,007

Operating loss	(19,253,680)	(8,963,171)	(52,651,009)	(24,885,978)
Other income (expense):
Interest and amortization of debt discount expense	(873,838)	(1,008,244)	(5,002,014)	(2,208,650)
Interest income	1,239,144	1,440,559	3,505,296	2,804,679
Other income	32,612	(1,584)	38,630	45,057

Total other income (expense)	397,918	430,731	(1,458,088)	641,086
Net loss	(18,855,762)	(8,832,440)	(54,109,097)	(24,244,892)

Net loss per share—basic and diluted	$(0.53)	$(0.30)	$(1.65)	$(0.95)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	35,265,445	28,209,406	32,723,694	25,467,580

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine-month period ended September 30, 2008	Nine-month period ended September 30, 2007
Cash flows from operating activities:
Net loss	$(54,109,097)	$(24,244,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	2,686,000	—
Share-based compensation expense	7,096,851	5,927,181
Amortization of net premiums and discounts on short-term investments	(2,431,768)	(1,916,724)
Amortization of revenue interest issuance cost	82,464	56,835
Depreciation and amortization expense	2,509,431	1,464,063
(Gain) Loss on put/call liability	(50,000)	12,500
(Gain) Loss on disposal of property and equipment	—	(23,750)
Changes in assets and liabilities:
Decrease in accounts receivable	249,030	582,618
Decrease (increase) in prepaid expenses and other current assets	236,157	(1,107,715)
Decrease (increase) in inventory held by the Company	2,786,920	(774,385)
Increase in inventory held by others	(416,224)	(182,474)
Decrease (increase) in other assets	49,570	(3,459)
Increase in accounts payable, accrued expenses, other current liabilities	7,620,667	5,313,849
Decrease in deferred product revenue—tablets	(142,104)	(1,260,360)
Increase in deferred product revenue—Capsules	1,679,610	391,723
Restricted cash	(7,434)	(10,290)

Net cash used in operating activities	(32,159,927)	(15,775,281)
Cash flows from investing activities:
Purchases of property and equipment	(737,092)	(1,114,433)
Purchases of intangible assets	(5,000,000)	(10,000,000)
Purchases of short-term investments	(229,461,739)	(106,521,591)
Proceeds from maturities of short-term investments	127,300,000	59,800,000

Net cash used in investing activities	(107,898,831)	(57,836,024)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	204,682,184	74,254,130
Proceeds from sale of revenue interest	—	5,000,000
Repayments of revenue interest liability	(1,460,948)	(2,549,244)
Repayments of notes payable	(187,645)	(768,217)

Net cash provided by financing activities	203,033,591	76,136,669

Net increase in cash and cash equivalents	62,974,830	2,525,365
Cash and cash equivalents at beginning of period	16,810,415	18,100,908

Cash and cash equivalents at end of period	$79,785,248	$20,626,272

Supplemental disclosure:
Cash paid for interest	3,379,794	1,898,504
Non-cash activities:
Accrued Inventory	2,100,213	—

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

        The Company completed a follow-on public offering in August 2008. As part of that offering, 4,600,000 shares of the Company's common stock were sold, resulting in proceeds of approximately $126.6 million, net of issuance costs.

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

        The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules and tablets, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations into the fourth quarter of 2010 based on the Company's current projected revenue and spending levels.

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

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value on an instrument by instrument basis. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. For the Company, SFAS 159 is effective as of January 1, 2008, but we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, that acquired in-process research and development be recorded at fair value as an indefinite-lived asset at the acquisition date and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the its financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

requirements. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the its financial statements.

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

        In October 2008, the FASB issued FASB Staff Position (FSP), FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FASB SFAS No. 157, Fair Value Measurements, in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP does not currently have an impact on our financial statements.

(3)    Share-based Compensation

        The Company accounts for share-based compensation, including options and restricted stock, according to the provisions of SFAS No. 123R, Share Based Payment. During the three-month periods ended September 30, 2008 and 2007, the Company recognized share-based compensation expense of $2.7 million and $1.9 million, respectively. During the nine-month periods ended September 30, 2008 and 2007, the Company recognized share-based compensation expense of $7.1 million and $5.9 million, respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2008 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2008 and 2007 amounted to approximately $18.30 and $12.47, respectively. The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2008 and 2007 amounted to approximately $20.91 and $13.00, respectively.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(3)    Share-based Compensation (Continued)

        A summary of share-based compensation activity for the nine-month period ended September 30, 2008 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2008	2,999,513	$10.18
Granted	799,838	21.59
Forfeited	(115,882)	16.21
Exercised	(486,011)	7.17

Balance at September 30, 2008	3,197,458	$13.27	7.6	$34,600,488

Vested and expected to vest at September 30, 2008	3,102,976	$13.08	7.6	$34,100,802

Vested and exercisable at September 30, 2008	1,597,086	$8.88	6.6	$23,923,706

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2008	39,722
Granted	200,000
Vested	(40,245)
Forfeited	(11,673)

Nonvested at September 30, 2008	187,804

        As of September 30, 2008, there was $19.7 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.4 years.

(4)    Income Taxes

        In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. In addition, in May 2007, the FASB issued FASB Staff Position FIN 48-1 which provided guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Interpretation and Staff Position established criteria for recognizing and measuring the financial statement tax effects of positions taken on a company's tax returns. A two-step process is prescribed whereby the threshold for recognition is a more likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 as of January 1, 2007. The adoption of this

ACORDA THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(4)    Income Taxes (Continued)

Interpretation had no impact on the Company's results of operations or financial position. The Company has no reserves for uncertain tax positions.

        The Company had available net operating loss carry-forwards ("NOL") of approximately $244.6 million and $179.9 million as of September 30, 2008 and December 31, 2007, respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026. The Company also has research and development tax credit carryforwards of approximately $1.5 million and $1.4 million as of September 30, 2008 and December 31, 2007, respectively, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

        At September 30, 2008 and December 31, 2007, the Company had a deferred tax asset of $112.8 million and $97.8 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the "Act") provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced various ownership changes, as a result of past financings and its initial public offering in February 2006, private placement in October 2006, and follow-on public offerings in June 2007, February 2008 and August 2008. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its net deferred tax assets as of and for all periods presented. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(5)    Elan Milestones

        In July 2004, we acquired all of Elan's research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. We made an upfront payment to Elan of $2.0 million and are obligated to pay royalties on sales and to make milestone payments upon achievement of specified sales levels. During the three-month period ended March 31, 2008, the Company reached the fifth and final cumulative product sale milestone threshold and accordingly, accrued a payment of $5.0 million, which was made to Elan during the three-month period ended June 30, 2008. As of September 30, 2008, the Company made a total of $19.5 million of these milestone payments and has no further Zanaflex milestone payment obligations with Elan.

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

        The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

(in thousands)	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$79,093	$—	$—
Short-term investments	183,460	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	413

        The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

(in thousands)	Balance as of December 31, 2007	Realized (gains) losses included in net loss	Unrealized losses included in other comprehensive loss	Balance as of September 30, 2008
Liabilities Carried at Fair Value:
Put/call liability	$463	$(50)	$—	$413

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

        Our U.S. patent on Zanaflex Capsules expires in 2021. In September 2007, we received a Paragraph IV Certification Notice from Apotex Inc. advising that it filed an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of each of the three Zanaflex Capsules dosage strengths marketed by us. In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex Corp. and Apotex Inc. in the United States District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557 relating to multiparticulate tizanidine compositions, including those sold by us as Zanaflex Capsules. The defendants have answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We have denied those counterclaims. If the ANDA were approved by the FDA and Apotex Corp. and Apotex Inc. were successful in challenging the validity of the patent, Apotex Corp. and Apotex Inc. could be permitted to sell a generic tizanidine hydrochloride capsule in competition with Zanaflex Capsules.

        We have established our own specialty sales force in the United States, which consisted of 63 sales professionals as of September 30, 2008. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. Members of this sales force also call on managed care organizations, pharmacists and distribution customers. In addition, we retain TMS Professional Markets Group, LLC to provide a small, dedicated sales force of pharmaceutical telesales professionals who contact primary care, specialist physicians and pharmacists.

Results of Operations

Three-Month Period Ended September 30, 2008 Compared to September 30, 2007

Gross Sales

        We recognize product sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $13.7 million for the three-month period ended September 30, 2008, as compared to $11.5 million for the three-month period ended September 30, 2007. The increase is the result of an increase in prescriptions written for our products that we believe is the result of our expanding our sales force in 2006 and 2007 as well as an increase in our marketing efforts.

Discounts and Allowances

        We recorded discounts and allowances of $1.2 million for the three-month period ended September 30, 2008 as compared to $1.1 million for the three-month period ended September 30, 2007. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the three-month period ended September 30, 2008 consisted of $651,000 in fees for services payble to wholesalers, $449,000 in allowances for chargebacks and rebates, and $124,000 in cash discounts and patient program rebates. Discounts and allowances for the three-month period ended September 30, 2007 consisted of $480,000 in fees for services paid to wholesalers, $313,000 in allowances for chargebacks and rebates, and $275,000 in cash discounts.

Grant Revenue

        Grant revenue for the three-month period ended September 30, 2008 was $23,000 compared to $20,000 for the three-month period ended September 30, 2007. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales of $2.7 million for the three-month period ended September 30, 2008 as compared to $2.2 million for the three-month period ended September 30, 2007. The increase was primarily due to the increase in gross sales. Cost of sales for the three-month period ended September 30, 2008 consisted of $1.3 million in inventory costs related to recognized revenues, $741,000 in royalty fees based on net product shipments, $596,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $44,000 in period costs related to packaging, freight, and stability testing. We expect Zanaflex cost of sales to be approximately 21% of gross sales for the remainder of 2008. Cost of sales for the three-month period ended September 30, 2007 consisted of $990,000 in inventory costs related to recognized revenue, $766,000 in royalty fees based on net product shipments, $389,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $36,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to our Paul Royalty Fund, or PRF, transaction discussed below in the section titled "Liquidity and Capital Resources" do not impact our cost of sales.

Research and Development

        Research and development expenses for the three-month period ended September 30, 2008 were $8.7 million as compared to $5.6 million for the three-month period ended September 30, 2007, an increase of approximately $3.1 million, or 54%. Pre-clinical research contracts increased $1.1 million to $1.2 million for the three-month period ended September 30, 2008 due to the development of two of our preclinical pipeline products for potential IND filings in late 2009. This increase was partially offset by a decrease in MS clinical development program expense of $236,000 or 11% to $1.9 million for the three-month period ended September 30, 2008. This decrease was primarily due to an initial ramp up of expenses related to our second Phase 3 clinical trial of Fampridine-SR during the same period in 2007.

        Operating expenses for clinical development, preclinical research and development and regulatory were $4.8 million for the three-month period ended September 30, 2008, compared to $2.8 million for the three-month period ended September 30, 2007, an increase of $2.0 million, or 70%. This increase was primarily attributable to an increase in regulatory expenses of $1.4 million for the preparation of an NDA for Fampridine-SR and related consulting fees and an increase in research and development staff and compensation of $700,000 to support pre-clinical research and development, Fampridine-SR long-term extension studies and NDA preparation.

Sales and Marketing

        Sales and marketing expenses for the three-month period ended September 30, 2008 were $14.4 million compared to $7.9 million for the three-month period ended September 30, 2007, an increase of approximately $6.5 million or 82%. This increase was primarily attributable to an increase of $5.1 million attributable to pre-launch activities associated with the possible commercialization of Fampridine-SR, if approved, and an increase in sales and marketing staff and compensation of $1.4 million to support promotion of Zanaflex Capsules and Fampridine-SR pre-launch activities. Sales and marketing expenses are expected to continue to increase in 2008 and in 2009 primarily due to an increase in our expected pre-launch costs.

General and Administrative

        General and administrative expenses for the three-month period ended September 30, 2008 were $5.9 million compared to $3.7 million for the three-month period ended September 30, 2007, an increase of approximately $2.2 million, or 60%. This increase was the result of an increase in staff and compensation and other expenses related to supporting the growth of the overall organization of $1.4 million, an increase in costs associated with medical affairs research and educational programs of $389,000, and an increase in legal fees of $318,000.

Other Income (Expense)

        Other income was $398,000 for the three-month period ended September 30, 2008 compared to other income of $431,000 for the three-month period ended September 30, 2007, a decrease of approximately $33,000 or 8%. The decrease was primarily due to a decrease in interest income of $201,000 resulting from a lower average interest rate than for the same period in 2007. The decrease in interest income was partially offset by a $134,000 decrease in interest expense principally related to the PRF revenue interest agreement.

Nine-Month Period Ended September 30, 2008 Compared to September 30, 2007

Gross Sales

        We recognize product sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $39.4 million for the nine-month period ended September 30, 2008, as compared to $30.8 million for the nine-month period ended September 30, 2007. The increase is the result of an increase in prescriptions written for our products that we believe is the result of our expanding our sales force in 2006 and 2007 as well as an increase in our marketing efforts.

Discounts and Allowances

        We recorded discounts and allowances of $4.2 million for the nine-month period ended September 30, 2008 as compared to $2.6 million for the nine-month period ended September 30, 2007. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the nine-month period ended September 30, 2008 consisted of $1.6 million in fees for services payable to wholesalers, $1.5 million in allowances for chargebacks and rebates, and $1.1 million in cash discounts and patient program rebates. Discounts and allowances for the nine-month period ended September 30, 2007 consisted of $1.0 million in fees for services payable to wholesalers, $860,000 in allowances for chargebacks and rebates, and $692,000 in cash discounts.

Grant Revenue

        Grant revenue for the nine-month period ended September 30, 2008 was $76,000 compared to $36,000 for the nine-month period ended September 30, 2007. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales of $8.5 million for the nine-month period ended September 30, 2008 as compared to $5.7 million for the nine-month period ended September 30, 2007. The increase was due to the increase in gross sales as well as an increase in amortization of intangible assets resulting from our achieving the final Elan sales milestone during the three-month period ended March 31, 2008. Cost of sales for the nine-month period ended September 30, 2008 consisted of $4.0 million in inventory costs related to recognized revenues, $2.5 million in royalty fees based on net product shipments, $1.8 million in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $210,000 in period costs related to freight and stability testing. We expect Zanaflex cost of sales to be approximately 21% of gross sales for the remainder of 2008. Cost of sales for the nine-month period ended September 30, 2007 consisted of $2.7 million in inventory costs related to recognized revenue, $2.0 million in royalty fees based on net product shipments, $844,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $196,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to our Paul Royalty Fund, or PRF, transaction discussed below in the section titled "Liquidity and Capital Resources" do not impact our cost of sales.

Research and Development

        Research and development expenses for the nine-month period ended September 30, 2008 were $25.8 million as compared to $12.9 million for the nine-month period ended September 30, 2007, an increase of approximately $12.9 million, or 100%. The Company's acquisition of certain in-process research and development assets of NRI resulted in a non-cash expense of approximately $2.7 million during the three month period ended March 31, 2008 in accordance with SFAS No. 2 Accounting for Research and Development Expenses. Pre-clinical research contracts increased $2.6 million to $2.6 million for the nine-month period ended September 30, 2008 due to the development of two of our preclinical pipeline products for potential IND filings in late 2009. MS clinical development program expense increased $1.8 million or 36% to $6.9 million for the nine-month period ended September 30, 2008 primarily due to the continuation and completion of our second Phase 3 clinical trial of Fampridine-SR which began in June 2007.

        Operating expenses for clinical development, preclinical research and development and regulatory were $12.1 million for the nine-month period ended September 30, 2008, compared to $6.4 million for the nine-month period ended September 30, 2007, an increase of $5.7 million, or 90%. This increase was primarily attributable to an increase in regulatory expenses of $4.1 million for the preparation of an NDA for Fampridine-SR and related consulting fees and an increase in research and development staff and compensation of approximately $1.9 million.

Sales and Marketing

        Sales and marketing expenses for the nine-month period ended September 30, 2008 were $36.3 million compared to $22.0 million for the nine-month period ended September 30, 2007, an increase of approximately $14.3 million or 65%. This increase was primarily attributable to an increase of $9.6 million attributable to pre-launch activities associated with the possible commercialization of Fampridine-SR, if approved, an increase in sales and marketing staff and compensation of $2.4 million, an increase in other selling related expenses of $1.1 million and an increase of $1.0 million in Zanaflex Capsules sales and marketing initiatives. Sales and marketing expenses are expected to continue to increase in 2008 and in 2009 primarily due to an increase in our expected pre-launch costs.

General and Administrative

        General and administrative expenses for the nine-month period ended September 30, 2008 were $17.4 million compared to $12.6 million for the nine-month period ended September 30, 2007, an increase of approximately $4.8 million, or 39%. This increase was primarily the result of an increase in staff and compensation and other expenses related to supporting the growth of the overall organization of $2.4 million, an increase in costs associated with medical affairs research and educational programs of $1.3 million and an increase in legal fees of $1.2 million primarily related to the Apotex patent infringement litigation.

Other Income (Expense)

        Other expense was $1.5 million for the nine-month period ended September 30, 2008 compared to other income of $641,000 for the nine-month period ended September 30, 2007, an increase of approximately $2.1 million or 327%. The increase was primarily due to an increase in interest expense of $2.8 million. This increase was the result of a $1.4 million increase in interest expense under the PRF revenue interest agreement as a result of increased shipments and the impact of a $1.4 million out-of-period adjustment made during the second quarter of 2008 to correct an error identified in the previously recorded effective interest expense related to the November 2006 amended revenue interests assignment agreement with PRF. This out-of-period adjustment did not increase the total interest expense associated with this agreement. The increase in interest expense was partially offset by a $701,000 increase in interest income as a result of the investment of net proceeds from our follow-on public offerings in February and August 2008.

Liquidity and Capital Resources

        We have incurred annual operating losses since inception and, as of September 30, 2008, we had an accumulated deficit of approximately $324.1 million. We have financed our operations primarily through public offerings of our common stock, private placements of our securities and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

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

        We completed a follow-on public offering in August 2008 in which approximately 4.6 million shares of our common stock were sold, resulting in proceeds of approximately $126.6 million, net of issuance costs.

Financing Arrangements

        In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital. As of September 30, 2008, $5.0 million of these promissory notes were outstanding. In January 2005, we entered into a $6.0 million senior secured term loan, which is collateralized by all of our personal property and fixtures, other than the property that secures our revenue interests assignment arrangement with PRF, which has been repaid during the three-month period ended March 31, 2008.

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

        Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $19.2 million in accordance with EITF 88-18, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.9%. Payments made to PRF as a result of Zanaflex sales levels reduce the accrued interest liability and the principal amount of the revenue interest liability.

Investment Activities

        At September 30, 2008, cash and cash equivalents and short-term investments were approximately $263.2 million, as compared to $95.1 million at December 31, 2007. As of September 30 2008, our cash and cash equivalents consist of highly liquid investments in a Treasury money market fund. Our cash and cash equivalents were $79.8 million as of September 30, 2008, as compared to $16.8 million as of December 31, 2007. Our short-term investments consist of US Treasuries, commercial paper and corporate debt securities with remaining maturities from one month to less than one year. The balance of these investments was $183.4 million as of September 30, 2008, as compared to $78.3 million as of December 31, 2007.

Net Cash Used in Operations

        Net cash used in operations was $32.2 million and $15.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Cash used in operations for the nine-month period ended September 30, 2008 was primarily attributable to a net loss of $54.1 million, amortization of the discount on short-term investments of $2.4 million, an increase in inventory held by others of $416,000, a decrease in Zanaflex tablets deferred product revenues of $142,000, and a gain on our put/call liability of $50,000. Cash used in operations for the nine-month period ended September 30, 2008, was partially offset by an increase in accounts payable, accrued expenses, and other current liabilities of $7.6 million, a non-cash share-based compensation expense of $7.1 million, a decrease in inventory held by the Company of $2.8 million, a non-cash expense for the acquisition of NRI assets of $2.7 million, depreciation and amortization of $2.5 million, an increase in Zanaflex Capsules deferred product revenues of $1.7 million, a decrease in accounts receivable of $249,000, and a decrease in prepaid expenses and other current assets of $236,000. Net cash used by operations for the nine-month period ended September 30, 2007 was primarily attributable to a net loss of $24.2 million, amortization of the discount on short-term investments of $1.9 million, a decrease in Zanaflex tablets deferred product revenues of $1.3 million, an increase in prepaid expenses and other current assets of $1.1 million, an increase in inventory held by the Company of $774,000, and an increase in inventory held by others of $182,000. Cash used in operations for the nine-month period ended September 30, 2007, was partially offset by a non-cash stock compensation expense of $5.9 million, an increase in accounts payable, accrued expenses, and other current liabilities of $5.3 million, depreciation and amortization of $1.5 million, a decrease in accounts receivable of $583,000, and a decrease in Zanaflex Capsules deferred product revenue of $392,000.

Net Cash Used in Investing

        Net cash used in investing activities for the nine-month period ended September 30, 2008 was $107.9 million, primarily due to $229.5 million in purchases of short-term investments, a $5.0 million payment to Elan for the final Zanaflex milestone, and purchases of property and equipment of $737,000, partially offset by $127.3 million in proceeds from maturities of short-term investments.

Net Cash Provided by Financing

        Net cash provided by financing activities for the nine-month period ended September 30, 2008 was $203.0 million, primarily due to $204.7 million in net proceeds from the issuance of common stock and option exercises, which was partially offset by $1.5 million in repayments to PRF and $188,000 for notes payable.

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

        We believe that our current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations into the fourth quarter of 2010 based on our current projected revenue and spending levels. To the extent our capital resources are insufficient to meet future operating requirements, we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

        In July 2004, we acquired all of Elan's research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the United States. Under our Zanaflex purchase agreement with Elan, we are obligated to make milestone payments to Elan of up to $19.5 million based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of September 30, 2008, we made $19.5 million of these milestone payments including a $5.0 million milestone which was reached upon the achievement of $105.0 million in cumulative sales during the first quarter of 2008 and was paid during the second quarter of 2008. We have no further Zanaflex milestone payment obligations with Elan.

        Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are required to order 100% of the forecast required quantities for each five-month period immediately following each monthly forecast report. At September 30, 2008, the forecast requirement for the five-month period following September 30, 2008 amounted to approximately $1.3 million.

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

        We have not recorded any tax provision or benefit for the three and nine-month periods ended September 30, 2008 and 2007. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry- forwards cannot be sufficiently assured at September 30, 2008.

        As of September 30, 2008, we had available net operating loss carry-forwards of approximately $244.6 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2026 and research and development tax credit carry- forwards of approximately $1.5 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry- forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our financial instruments consist of cash equivalents, short-term investments, convertible notes payable and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at September 30, 2008.

        We have cash equivalents and short-term investments at September 30, 2008, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and corporate debt securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at September 30, 2008. At September 30, 2008, we held $263.2 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 1.4%.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

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

Change in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

        Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, all of which could materially affect our business, financial condition or future results. Other than the revisions to the following risk factors set forth below, there have been no material changes from the risk factors referred to in the previous sentence. The risks described in the Annual Report and the Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

        Earlier this year, we submitted a request to the FDA for Fast Track designation for Fampridine-SR. The FDA did not grant our request, stating that we had not at this time demonstrated that Fampridine-SR addresses an unmet medical need under the criteria for Fast Track designation. If we decide to request Priority Review of the NDA under the FDA's standards for designating NDAs for either Priority or Standard review, we may present additional information on the ways in which Fampridine-SR improves walking ability in patients with MS and differs in its effects from existing MS therapies. If we apply for Priority Review, we may not be able to convince the FDA that Fampridine-SR addresses an unmet medical need for MS patients, in which case we would not receive Priority Review and our NDA would be subject to FDA's normal 10 month review time under the Prescription Drug User Free Act rather than an expedited review time of six months.

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

        Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Many biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological diseases, including MS and SCI. We are aware of a company developing a sodium/potassium channel blocker and a second company developing an immediate release form of 3,4 di-aminopyridine, both of which may compete with Fampridine-SR, if approved. In certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis. We are aware that at present compounded fampridine is used by some people with MS or SCI and it is possible that some people will want to continue to use compounded formulations even if Fampridine-SR were approved. Several companies are engaged in developing products that include novel immune system approaches and cell transplant approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete in the future with Fampridine-SR or our preclinical candidates.

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

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of New York, on this 10th day of November 2008.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN
Ron Cohen President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON COHEN Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2008
/s/ DAVID LAWRENCE David Lawrence, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 10, 2008

 Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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