Form 10-Q
period 2009-03-31
ACORDA THERAPEUTICS INC
filed 2009-05-11
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50513

ACORDA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3831168 (I.R.S. Employer identification number)
15 Skyline Drive Hawthorne, New York 10532 (914) 347-4300 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                         Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value per share	38,011,594 shares

ACORDA THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

        This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report and in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2008, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

PART I

Item 1.    Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,118,002	$29,612,916
Restricted cash	298,867	297,655
Short-term investments	189,833,975	216,435,416
Trade accounts receivable, net	4,603,410	4,622,486
Prepaid expenses	4,381,651	3,330,069
Finished goods inventory held by the Company	2,546,386	3,670,949
Finished goods inventory held by others	2,517,920	2,472,692
Other current assets	1,840,274	1,605,572

Total current assets	242,140,485	262,047,755
Property and equipment, net of accumulated depreciation	2,779,983	2,348,147
Intangible assets, net of accumulated amortization	16,244,782	16,565,456
Other assets	500,589	539,328

Total assets	$261,665,839	$281,500,686

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,316,527	$10,124,840
Accrued expenses and other current liabilities	11,024,279	13,993,753
Deferred product revenue—Zanaflex tablets	8,051,892	7,867,046
Deferred product revenue—Zanaflex Capsules	17,316,494	16,436,474
Current portion of revenue interest liability	6,921,125	6,181,100

Total current liabilities	50,630,318	54,603,213
Put/call liability	337,500	337,500
Non current portion of revenue interest liability	12,249,694	12,497,745
Long-term convertible notes payable	6,956,669	6,904,883
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2009 and December 31, 2008; issued and outstanding 37,685,944 and 37,613,356 shares as of March 31, 2009 and December 31, 2008, respectively	37,686	37,614
Additional paid-in capital	554,353,297	550,683,383
Accumulated deficit	(363,084,554)	(344,376,410)
Accumulated other comprehensive income	185,230	812,758

Total stockholders' equity	191,491,659	207,157,345

Total liabilities and stockholders' equity	$261,665,839	$281,500,686

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three-month period ended March 31,	Three-month period ended March 31,
	2009	2008
Gross sales—Zanaflex	$14,617,943	$12,676,509
Less: discounts and allowances	(2,148,865)	(1,189,183)

Net sales	12,469,078	11,487,326
Grant revenue	—	26,232

Total net revenue	12,469,078	11,513,558
Less: cost of sales	(2,558,937)	(2,986,392)

Gross profit	9,910,141	8,527,166
Operating expenses:
Research and development	7,916,936	9,592,322
Sales and marketing	12,874,371	10,196,634
General and administrative	7,147,333	5,063,203

Total operating expenses	27,938,640	24,852,159

Operating loss	(18,028,499)	(16,324,993)
Other expense (net):
Interest and amortization of debt discount expense	(1,492,264)	(1,358,100)
Interest income	797,219	1,212,638
Other income	15,400	39,580

Total other expense (net)	(679,645)	(105,882)
Net loss	$(18,708,144)	$(16,430,875)

Net loss per share—basic and diluted	$(0.50)	$(0.54)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	37,642,894	30,343,950

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three-month period ended March 31, 2009	Three-month period ended March 31, 2008
Cash flows from operating activities:
Net loss	$(18,708,144)	$(16,430,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	2,685,900
Share-based compensation expense	2,718,140	1,921,911
Amortization of net premiums and discounts on short-term investments	364,146	(689,707)
Amortization of revenue interest issuance cost	31,915	29,167
Depreciation and amortization expense	681,421	835,727
Gain on disposal of property and equipment	(15,400)	—
Changes in assets and liabilities:
Decrease in accounts receivable	19,076	145,159
Increase in prepaid expenses and other current assets	(1,286,284)	(179,128)
Decrease in inventory held by the Company	1,434,123	1,125,460
Increase in inventory held by others	(45,228)	(144,130)
Decrease (increase) in other assets	6,824	(5,738)
Decrease in accounts payable, accrued expenses, other current liabilities	(5,791,285)	(597,163)
Increase (decrease) in deferred product revenue—Zanaflex tablets	184,846	(54,444)
Increase in deferred product revenue—Zanaflex Capsules	880,020	1,708,930
Restricted cash	(1,212)	(2,769)

Net cash used in operating activities	(19,527,042)	(9,651,700)
Cash flows from investing activities:
Purchases of property and equipment	(271,490)	(330,583)
Purchases of short-term investments	(78,290,233)	(49,877,516)
Proceeds from maturities of short-term investments	103,900,000	36,300,000

Net cash provided by (used in) investing activities	25,338,277	(13,908,098)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	951,846	74,811,917
Repayments of revenue interest liability	(257,995)	(440,044)
Repayments of notes payable	—	(187,645)

Net cash provided by financing activities	693,851	74,184,228

Net increase in cash and cash equivalents	6,505,086	50,624,430
Cash and cash equivalents at beginning of period	29,612,916	16,810,415

Cash and cash equivalents at end of period	$36,118,002	$67,434,845

Supplemental disclosure:
Cash paid for interest	690,508	540,496
Non-cash activities:
Accrued inventory	309,560	—
Accrued property and equipment	514,185	124,254
Accrued Zanaflex milestone payment	—	5,000,000

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

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

        These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the SEC).

        The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. The Company believes that its current financial resources and sources of liquidity will be sufficient to fund operations and meet financial obligations through 2010 based on the Company's current projected revenue and spending levels. To the extent the Company's capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the results of operations of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include research and development and share-based compensation accounting, which are largely dependent on the fair value of the Company's equity securities. In addition, the Company recognizes revenue based on estimated prescriptions filled. The Company adjusts its inventory value based on an estimate of inventory that may be returned. Actual results could differ from those estimates.

Revenue Recognition

        The Company applies the revenue recognition guidance in Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When the Right of Return Exists, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. Zanaflex Capsules has limited historical return data. Due to the uncertainty of returns for both products, the Company is accounting for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company's revenue to be recognized is based on (1) the estimated prescription demand, based on pharmacy sales for its products; and (2) the Company's analysis of third-party information, including third-party market research data. The Company's estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. The Company's sales and revenue recognition reflects the Company's estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such that revenue is recognized upon shipment to the customer when it has sufficient data to develop reasonable estimates of expected returns based upon historical returns.

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

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

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

Concentration of Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash and cash equivalents, restricted cash and accounts receivable. The Company maintains cash and cash equivalents and restricted cash with approved financial institutions. The Company is exposed to credit risks and liquidity risks in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Earnings per Share

        Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company has certain options and a convertible promissory note which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each year are equal.

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

Recent Accounting Pronouncements

        In November 2007, the EITF issued Issue No. 07-01 (EITF 07-01), Accounting for Collaborative Arrangements, which requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles or, in the absence of other applicable generally accepted accounting principles, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-01 did not have an impact on the Company's consolidated financial statements.

        In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. This statement is effective for fiscal years beginning on or after December 15, 2008 and generally applies to business acquisitions completed after December 31, 2008. Among other

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

things, the new standard requires that all acquisition-related costs be expensed as incurred, that acquired in-process research and development be recorded at fair value as an indefinite- lived asset at the acquisition date and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The adoption of SFAS No. 141R did not have an impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This statement is effective for fiscal years beginning on or after December 15, 2008. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The adoption of SFAS No. 160 did not have an impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued Final FASB Staff Position (FSP), FAS 142-3, Determination of the Useful Life of Intangible Assets, which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption did not have an impact on our consolidated financial statements.

        In December 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157, Fair Value Measurements for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of this Staff Position did not have an impact on our consolidated financial statements.

(3)    Share-based Compensation

        The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, Share-Based Payment. During the three-month periods ended March 31, 2009 and 2008, the Company recognized share-based compensation expense of $2.7 million and $1.9 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2009 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2009 and 2008 were approximately $13.31 and $13.63, respectively.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(3)    Share-based Compensation (Continued)

        A summary of share-based compensation activity for the three-month period ended March 31, 2009 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2009	3,284,323	$13.55
Granted	539,824	20.80
Forfeited	(138,778)	16.42
Exercised	(72,588)	13.11

Balance at March 31, 2009	3,612,781	$14.53	7.4	$21,851,304

Vested and expected to vest at March 31, 2009	3,502,805	$14.34	7.4	$21,754,088

Vested and exercisable at March 31, 2009	1,861,907	$9.97	6.3	$18,763,642

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2009	150,163
Granted	198,291
Vested	—
Forfeited	(15,289)

Nonvested at March 31, 2009	333,165

        As of March 31, 2009, there was $25.3 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.6 years.

(4)    Income Taxes

        The Company had available net operating loss carry-forwards (NOL) of approximately $279.1 million and $262.2 million as of March 31, 2009 and December 31, 2008, respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2028. The Company also has research and development tax credit carryforwards of approximately $1.6 million as of both March 31, 2009 and December 31, 2008, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

        At March 31, 2009 and December 31, 2008, the Company had a deferred tax asset of $125.6 million and $119.5 million, respectively, offset by a full valuation allowance. Since inception, the

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(4)    Income Taxes (Continued)

Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the Act) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced various ownership changes as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its gross deferred tax assets as of and for all periods presented. As of March 31, 2009, management believes that it is more likely than not that the gross deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its gross deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(5)    Fair Value Measurements

        Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157), as it relates to financial assets and financial liabilities. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of SFAS 157 did not have an impact on our consolidated financial statements.

        Effective January 1, 2009, the Company adopted FASB Staff Position (FSP) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of this FSP 157-2 did not have an impact on our consolidated financial statements.

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for recurring fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

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

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(5)    Fair Value Measurements (Continued)

        The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$32,587,642	$—	$—
Short-term investments	189,833,975	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	337,500

        The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Balance as of December 31, 2008	Realized gains (losses) included in net loss	Unrealized losses included in other comprehensive loss	Balance as of March 31, 2009
Liabilities Carried at Fair Value:
Put/call liability	$337,500	$—	$—	$337,500

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

        We announced positive results from a Phase 3 clinical trial of our lead product candidate, Fampridine-SR, for the improvement of walking ability in people with MS in September 2006. A second Phase 3 trial of Fampridine-SR in MS, MS-F204, was initiated in June 2007 and favorable results from that study were released in June 2008. The objective of this study was to show that individuals treated with Fampridine-SR are significantly more likely to have consistent improvements in their walking than those treated with placebo. A Thorough QT cardiac study was initiated in September 2007 and favorable results from that study were released in January 2008. This study evaluated the potential of Fampridine-SR to cause an increase in the electrocardiographic QT interval. Fampridine-SR, at both therapeutic and supratherapeutic doses, was found to be no different than placebo.

        On January 30, 2009, we announced the submission of a New Drug Application (NDA) to the FDA for Fampridine-SR. The Fampridine-SR NDA submission is based on data from a comprehensive development program assessing the safety and efficacy of Fampridine-SR, including two Phase 3 trials that involved 540 people with MS and were conducted under Special Protocol Assessments (SPAs) from the FDA. The safety and efficacy profile of Fampridine-SR was consistent across Phase 2 and Phase 3 trials. Overall, the NDA filing included more than 50 clinical studies of Fampridine-SR. The total exposure to Fampridine-SR in MS studies filed as part of the NDA was over 1,200 patient-years. Additionally, more than 450 people are currently enrolled in Fampridine-SR extension trials, with treatment duration ranging from seven months to almost five years.

        We announced the receipt of a refuse to file letter (RTF) from the FDA on March 31, 2009 regarding our NDA for Fampridine-SR. The FDA raised what it termed "format issues" regarding the eCTD (electronic) submission, requesting that some of the data in the NDA be reformatted, as well as requesting that some additional supporting information and pharmacokinetic data from a fed/fasted study be included in the filing. The FDA did not request or recommend additional clinical or other studies.

        We announced the resubmission of our NDA for Fampridine-SR to the FDA on April 23, 2009. On May 6, 2009, we announced that the FDA had accepted our NDA for filing, and had assigned it Priority Review and a Prescription Drug User Fee Act (PDUFA) date of October 22, 2009. The PDUFA date is the target date for the FDA to complete its review of the Fampridine-SR NDA.

        We have also discussed Fampridine-SR with national regulatory authorities of four European Union member states and believe that the current data are sufficient to allow us to file a centralized Marketing Authorization Application (MAA) with the European Medicines Agency (EMEA). We are in discussions with potential marketing partners regarding the commercialization of Fampridine-SR in the European Union and other non-U.S. markets. At the same time, we are preparing for the filing of a centralized MAA with the EMEA and a New Drug Submission (NDS) with Health Canada. We plan to maintain our flexibility in the timing of such a filing in order to optimize our ex-U.S.

commercialization pathway and availability to patients. We recently formed a subsidiary under the laws of the United Kingdom in order to meet EMEA requirements for filing a centralized MAA.

        We believe Fampridine-SR is the first potential therapy in late-stage clinical development for MS that seeks to improve the function of damaged nerve fibers and, if approved, could be complementary to existing drugs used to treat MS. To our knowledge, there are no current therapies indicated to improve walking ability in people with MS.

        We have three preclinical programs focused on novel approaches to repair damaged components of the CNS. We believe all of our preclinical programs—neuregulins, remyelinating antibodies and chondroitinase—have broad applicability and have the potential to be first-in-class therapies. While these programs have initially been focused on MS and SCI, we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that these programs may have applicability beyond the nervous system, including in such fields as cardiology, oncology, orthopedics and ophthalmology. In 2008, we began to work with a contract manufacturer to develop larger scale manufacturing and purification processes for one of the neuregulins, GGF2, under good manufacturing practices (cGMP) in preparation for a potential future Investigational New Drug (IND) application to support human clinical trials. We expect to file such an IND in late 2009, pending the successful completion of animal toxicology and other preclinical activities. If we are able to establish a proof of concept through human clinical studies, we believe that this may enable us to enter into a partnership with a cardiovascular-focused company, and that such a partnership, if achieved, could more efficiently move GGF2 forward in a cardiac indication, while potentially providing Acorda the capital to support our work on GGF2 in neurological indications. We have also begun work with contract manufacturers to scale up manufacturing and purification processes for one of the remyelinating antibodies (rHIgM22) under cGMPs for preparation for a future IND application.

        Our marketing efforts are focused on Zanaflex Capsules, which we launched in April 2005. Zanaflex tablets lost compound patent protection in 2002 and both Zanaflex Capsules and Zanaflex tablets compete with 12 generic tizanidine products. Although we currently distribute Zanaflex tablets, we do not, and do not intend to, actively promote Zanaflex tablets. As a result, prescriptions for Zanaflex tablets have declined and we expect that they will continue to decline. Our goal is to convert as many sales of Zanaflex tablets and generic tizanidine tablets to sales of Zanaflex Capsules as possible. We believe that sales of Zanaflex Capsules will constitute a significant portion of our total revenue until we begin to generate sales of Fampridine-SR, if approved. Zanaflex Capsules and tablets commercial operations were cash flow positive in 2008 and are expected to be cash flow positive in 2009, with Zanaflex Capsules revenue expected to grow modestly during this period. We are conducting prelaunch activities to prepare for the commercialization of Fampridine-SR, if approved.

        We also are conducting activities to provide disease state education and awareness programs to health-care providers and consumers about mobility and walking impairment issues for people with MS.

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

        In March 2008, Apotex filed a motion, which we opposed, for partial judgment on the pleadings dismissing our request for relief on the ground that the case is "exceptional" under U.S.C. §§ 271(e)(4) or 285. The court ruled in our favor and denied Apotex's motion in December 2008. We and Apotex are currently proceeding with discovery in the case. The court has also determined that a Markman hearing on the construction of the claims of the patent will be held, and has set a schedule for the exchange of materials and briefs relating to the hearing. The hearing date has not been set.

        We have established our own specialty sales force in the United States, which consisted of 61 sales professionals as of March 31, 2009. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. We also employ an internal and field-based team who call on managed care organizations, pharmacists and distribution customers. In addition, we retain TMS Professional Markets Group, LLC to provide a small, dedicated sales force of pharmaceutical telesales professionals who contact primary care, specialist physicians and pharmacists. We expect to further increase our sales force, approximately doubling it, in anticipation of and in time for the launch of Fampridine-SR, if approved.

Results of Operations

Three-Month Period Ended March 31, 2009 Compared to March 31, 2008

Gross Sales

        We recognize product sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $14.6 million for the three-month period ended March 31, 2009, as compared to $12.7 million for the three-month period ended March 31, 2008. The increase was due to an increase in prescriptions written for our products that we believe is the result of our continued sales and marketing efforts as well as a 10% price increase effective January 1, 2009.

Discounts and Allowances

        We recorded discounts and allowances of $2.1 million for the three-month period ended March 31, 2009 as compared to $1.2 million for the three-month period ended March 31, 2008. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the three-month period ended March 31, 2009 consisted of $1.3 million in allowances for chargebacks and rebates which includes an adjustment of $823,000, $165,000 related to the first quarter of 2009 and $658,000 related to 2008. This adjustment resulted from a Department of Defense (DOD) regulation finalized during the three-month period ended March 31, 2009 which purports to require manufacturers to pay rebates to DOD on utilization distributed to TriCare beneficiaries through retail pharmacies retroactive to January 28, 2008. Discounts and allowances for the three-month period ended March 31, 2009 also consisted of $453,000 in fees for services payable to wholesalers and $366,000 in cash discounts and patient program rebates. The application of the regulation is currently being challenged in court by a coalition representing a number of manufacturers. Discounts and allowances for the three-month period ended March 31, 2008 consisted of $456,000 in allowances for chargebacks and rebates, $385,000 for fees for services payable to wholesalers and $344,000 in cash discounts and patient program rebates.

Grant Revenue

        Grant revenue for the three-month period ended March 31, 2009 was zero compared to $26,000 for the three-month period ended March 31, 2008. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales of $2.6 million for the three-month period ended March 31, 2009 as compared to $3.0 million for the three-month period ended March 31, 2008. The decrease was primarily due to a decrease in amortization of intangible assets as our Zanaflex trademarks were fully amortized as of December 31, 2008. Cost of sales for the three-month period ended March 31, 2009 consisted of $1.3 million in inventory costs related to recognized revenues, $921,000 in royalty fees based on net product shipments, $321,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $42,000 in period costs related to freight and stability testing. Cost of sales for the three-month period ended March 31, 2008 consisted of $1.4 million in inventory costs related to recognized revenue, $921,000 in royalty fees based on net product shipments, $596,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $58,000 in period costs related to packaging, freight, destruction, and stability testing. Payments to and interest expense related to our Paul Royalty Fund (PRF) transaction discussed below in the section titled "Liquidity and Capital Resources" do not impact our cost of sales.

Research and Development

        Research and development expenses for the three-month period ended March 31, 2009 were $7.9 million as compared to $9.6 million for the three-month period ended March 31, 2008, a decrease of approximately $1.7 million, or 17%. The decrease was primarily attributable to the Company's acquisition of certain in-process research and development assets of Neurorecovery, Inc. (NRI) during the three-month period ended March 31, 2008, resulting in a non-cash expense of approximately $2.7 million in accordance with SFAS No. 2 Accounting for Research and Development Expenses. In addition, MS clinical development program expense decreased $1.3 million or 50% to $1.2 million for the three-month period ended March 31, 2009 primarily due to the conclusion of one of our Phase 3 clinical trials of Fampridine-SR in 2008.

        These decreases were offset by an increase in research and development expense of $2.2 million related to work on one of our preclinical pipeline products, GGF2, including an increase in staff and compensation to support this initiative. This overall increase in expense was primarily associated with animal toxicology expenses and the development of larger scale manufacturing and purification processes for GGF2, under cGMP, in preparation for a potential future IND application to support human clinical trials in late 2009.

Sales and Marketing

        Sales and marketing expenses for the three-month period ended March 31, 2009 were $12.9 million compared to $10.2 million for the three-month period ended March 31, 2008, an increase of approximately $2.7 million or 26%. This increase was primarily attributable to an increase of $2.5 million in disease state education and awareness programs and pre-launch activities associated with the possible commercialization of Fampridine-SR, if approved, an increase in sales and marketing staff and compensation of $448,000 to support the promotion of Zanaflex Capsules and Fampridine-SR pre-launch activities, and an increase of $123,000 in Zanaflex Capsules sales and marketing initiatives offset by a decrease in other selling related expenses of $345,000.

General and Administrative

        General and administrative expenses for the three-month period ended March 31, 2009 were $7.1 million compared to $5.1 million for the three-month period ended March 31, 2008, an increase of approximately $2.0 million, or 41%. This increase was the result of an increase in staff and compensation and other expenses of $1.2 million related to supporting the growth of the overall organization, an increase in legal fees of $549,000 and an increase in costs associated with medical affairs research and educational programs of $370,000.

Other Expense

        Other expense was $680,000 for the three-month period ended March 31, 2009 compared to other expense of $106,000 for the three-month period ended March 31, 2008, an increase of approximately $574,000 or 542%. This change was largely due to a decrease in investment interest income of $415,000 in addition to a $134,000 increase in interest expense under the PRF revenue interest agreement based on increased shipments.

Liquidity and Capital Resources

        We have incurred annual operating losses since inception and, as of March 31, 2009, we had an accumulated deficit of approximately $363.1 million. We have financed our operations primarily through private placements of our securities, public offerings of our common stock, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

Financing Arrangements

        In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, EIS transferred these promissory notes to funds affiliated with Saints Capital. As of March 31, 2009, $5.0 million of these promissory notes were outstanding.

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

        Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $19.2 million in accordance with EITF 88-18, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 6.1%. Payments made to PRF as a result of Zanaflex sales levels reduce the accrued interest liability and the principal amount of the revenue interest liability.

Investment Activities

        At March 31, 2009, cash and cash equivalents and short-term investments were approximately $226.0 million, as compared to $246.0 million at December 31, 2008. As of March 2009, our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of March 31, 2009, our cash and cash equivalents were $36.1 million, as compared to $29.6 million as of December 31, 2008. Our short-term investments consist of US Treasury bonds and commercial paper securities with original maturities greater than three months and less than one year. The balance of these investments was $189.9 million as of March 31, 2009, as compared to $216.4 million as of December 31, 2008.

Net Cash Used in Operations

        Net cash used in operations was $19.5 million and $9.7 million for the three-month period ended March 31, 2009 and 2008, respectively. Cash used in operations for the three-month period ended March 31, 2009 was primarily attributable to a net loss of $18.7 million, a decrease in accounts payable, accrued expenses, and other current liabilities of $5.8 million, and an increase in prepaid expenses and other current assets of $1.3 million. Cash used in operations for the three-month period ended March 31, 2009, was partially offset by a non-cash share-based compensation expense of $2.7 million, a decrease in inventory held by the Company of $1.4 million, an increase in Zanaflex Capsules deferred product revenues of $880,000, depreciation and amortization of $681,000, and amortization of net premiums and discounts on short-term investments of $364,000. Cash used in operations for the three-month period ended March 31, 2008 was primarily attributable to a net loss of $16.4 million, amortization of net premiums and discounts on short-term investments of $690,000, a decrease in accounts payable, accrued expenses, and other current liabilities of $597,000, and an increase in prepaid expenses and other current assets of $179,000. Cash used in operations for the three-month period ended March 31, 2008, was partially offset by a non-cash expense for the acquisition of NRI assets of $2.7 million, a non-cash share-based compensation expense of $1.9 million, an increase in Zanaflex Capsules deferred product revenues of $1.7 million, a decrease in inventory held by the Company of $1.1 million, and depreciation and amortization of $836,000.

Net Cash Used in/Provided by Investing

        Net cash provided by investing activities for the three-month period ended March 31, 2009 was $25.3 million, primarily due to $103.9 million in proceeds from maturities of short-term investments which was offset by $78.3 million in purchases of short-term investments and $272,000 in purchases of property and equipment.

Net Cash Provided by Financing

        Net cash provided by financing activities for the three-month period ended March 31, 2009 was $694,000 due to $952,000 in proceeds from option exercises which was offset by $258,000 in repayments to PRF.

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

        Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast at the beginning of each month and a two-year forecast not later than July 1 of each year. We are required to order 100% of the forecast required quantities for each five-month period immediately following each monthly forecast report. At March 31, 2009, the forecast requirement for the five-month period following March 31, 2009 amounted to approximately $3.8 million.

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

        Under the terms of the employment agreement with our chief executive officer, Ron Cohen, we are obligated to pay severance under certain circumstances. If the employment agreement is terminated by us or by our chief executive officer for reasons other than for cause, we must pay an amount equal to (i) the base salary the chief executive officer would have received during the 15-month period immediately following the date of termination, plus (ii) the last annual bonus received by the chief executive officer multiplied by a fraction, the numerator of which is the number of days in the calendar year elapsed as of the termination date and the denominator of which is 365. In such event, all of Dr. Cohen's options will become immediately exercisable and shall remain exercisable for 48 months following the termination date or for a lesser period, to the extent necessary to comply with U.S. tax law.

        If Dr. Cohen's employment terminates for death or disability, we are obligated to pay his base salary for three months and his COBRA premiums for the COBRA coverage period. This amount would be paid, in case of death, within thirty days after death and, in case of disability, in a lump sum in the seventh month after such termination. In either such event, 65% of his outstanding options will become immediately vested and remain exercisable for 48 months following such termination or for a lesser period, to the extent necessary to comply with U.S. tax law.

        If Dr. Cohen voluntarily terminates his employment without good reason following a "change in control" (as defined in his employment agreement), we are obligated to make severance payments equal to 12 months' base annual salary and COBRA premium payments for the severance period and he is entitled to receive a bonus equal to his prior year's bonus pro rated for the number of days worked prior to termination. This amount would be paid in a lump sum in the seventh month after such termination. In addition, if the "change in control" constitutes a "reorganization event" (as defined in the Company's 2006 Employee Incentive Plan), 100% of his outstanding options, restricted stock and any other awards issued under the 2006 Employee Incentive Plan will become immediately vested; otherwise only 65% of his unvested awards will become immediately vested. If the "change in control" constitutes a "Change in Control" (as defined in the Company's 1999 Employee Stock Option Plan), 100% of his outstanding options, restricted stock and any other awards issued under the 1999 Employee Stock Option Plan will become immediately vested. All vested options will remain exercisable for 48 months following termination or for a lesser period, to the extent necessary to comply with U.S. tax law. Following his termination of employment, Dr. Cohen will remain subject to confidentiality, non-competition and non-solicitation covenants for one year in the case of non-competition and non-solicitation and five years in the case of confidentiality.

        Under the terms of the employment agreements with our chief scientific officer, Andrew Blight, our chief financial officer, David Lawrence and our general counsel, Jane Wasman, we are obligated to pay severance under certain circumstances. In the event we terminate our employment agreements with Dr. Blight, Mr. Lawrence or Ms. Wasman without cause, or if one of them voluntarily terminates his or her agreements with good reason, we are obligated to make severance payments equal to nine months base annual salary, in the case of Dr. Blight, and seven months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, as well as COBRA premium payments for the severance period. In such event, all options, stock appreciation rights awards and restricted stock awards that have vested as of the termination date shall remain exercisable for 90 days following such date. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination. If Dr. Blight, Mr. Lawrence or Ms. Wasman voluntarily terminates his or her employment with good reason or if we terminate his or her employment without cause within 18 months after a change in control, we are obligated to make severance payments equal to one year's base annual salary, in the case of Dr. Blight, and nine months base annual salary, in the case of Mr. Lawrence and Ms. Wasman, in each case paid in a lump sum within 30 days after termination, as well as COBRA premium payments for the severance period plus a bonus equal to the prior year's bonus pro rated for the number of days worked prior to termination. We are also obligated to pay salary earned but not paid, vacation and sick leave days that have accrued, and reimbursable business expenses incurred through the date of termination. In such event, not less than 50% of the unvested options, stock appreciation rights and restricted or other stock awards shall become immediately and full vested and shall remain exercisable for 18 months following such date. All options that have vested as of the termination date shall remain exercisable for 90 days following such date. All unvested options, stock appreciation rights awards and stock awards will be cancelled on the date of termination.

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

        We have not recorded any tax provision or benefit for the three-month periods ended March 31, 2009 and 2008. We have provided a valuation allowance for the full amount of our gross deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at March 31, 2009.

        As of March 31, 2009, we had available net operating loss carry-forwards of approximately $279.1 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2028 and research and development tax credit carry-forwards of approximately $1.6 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry- forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our financial instruments consist of cash equivalents, short-term investments, grants receivable, notes payable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at March 31, 2009.

        We have cash equivalents and short-term investments at March 31, 2009, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds, US Treasury bonds and commercial paper, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2009. At March 31, 2009, we held $226.0 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 0.3%.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Exchange Act we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act, as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

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

Change in internal control over financial reporting

        In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In March 2008, Apotex filed a motion, which we opposed, for partial judgment on the pleadings dismissing our request for relief on the ground that the case is "exceptional" under U.S.C. §§ 271(e)(4) or 285. The court ruled in our favor and denied Apotex's motion in December 2008. We and Apotex are currently proceeding with discovery in the case. The court has also determined that a Markman hearing on the construction of the claims of the patent will be held, and has set a schedule for the exchange of materials and briefs relating to the hearing. The hearing date has not been set.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, all of which could materially affect our business, financial condition or future results. Other than the revised risk factor set forth below, there have been no material changes from the risk factors referred to in the previous sentence. The risks described in the Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are unable to obtain regulatory approval for Fampridine-SR in the U.S., the European Union, or other markets, or any approval is unduly limited in scope or delayed, our business prospects will be materially adversely affected.

        In late January 2009, we submitted to the FDA an NDA for approval of Fampridine-SR for the improvement of walking in patients with MS, based on positive results from two Phase 3 clinical trials conducted pursuant to SPAs from the FDA. On March 31, 2009, we announced the receipt of a refuse to file (RTF) letter from the FDA regarding our NDA for Fampridine-SR. The FDA raised what it termed "format issues" regarding the eCTD (electronic) submission, requesting that some of the data in the NDA be reformatted, as well as requesting that some additional supporting information and pharmacokinetic data from a fed/fasted study be included in the filing. On April 22, 2009, we resubmitted our NDA for Fampridine-SR to the FDA in response to the issues raised in the RTF letter and, on May 6, 2009, we announced that the FDA accepted our NDA for filing and granted our NDA Priority Review. Notwithstanding the acceptance of the NDA and the granting of Priority Review, in the course of its review of the NDA, the FDA could determine that there is a new substantial scientific issue regarding walking in the MS population or Fampridine-SR. In such case, the FDA could alter its opinion expressed in the prior SPAs regarding the adequacy of the design of the Phase 3 studies. The FDA or the regulatory authorities in the European Union or other markets where we may apply for approval could also determine that the risks and benefits shown by the data that we have submitted do not support approval, or support only a limited approval, or an approval conditioned on burdensome post-approval commitments.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN
Ron Cohen President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON COHEN Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	May 11, 2009
/s/ DAVID LAWRENCE David Lawrence, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 11, 2009

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.