Form 10-Q
period 2009-06-30
ACORDA THERAPEUTICS INC
filed 2009-08-10
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50513

ACORDA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	13-3831168 (I.R.S. Employer Identification Number)
15 Skyline Drive Hawthorne, New York 10532 (914) 347-4300 (Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                         Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.001 par value per share	38,064,292 shares

ACORDA THERAPEUTICS, INC.

        This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report and in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2008, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

PART I

Item 1.    Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,697,174	$29,612,916
Restricted cash	299,792	297,655
Short-term investments	179,697,405	216,435,416
License receivable	110,000,000	—
Trade accounts receivable, net	5,330,890	4,622,486
Prepaid expenses	4,462,592	3,330,069
Finished goods inventory held by the Company	3,696,805	3,670,949
Finished goods inventory held by others	2,375,472	2,472,692
Other current assets	2,932,748	1,605,572

Total current assets	341,492,878	262,047,755
Property and equipment, net of accumulated depreciation	3,043,995	2,348,147
Intangible assets, net of accumulated amortization	15,924,108	16,565,456
Non current portion of deferred cost of license revenue	7,240,299	—
Other assets	468,965	539,328

Total assets	$368,170,245	$281,500,686

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,884,728	$10,124,840
Cost of license payable	7,700,000	—
Accrued expenses and other current liabilities	11,924,603	13,993,753
Deferred product revenue—Zanaflex tablets	8,214,688	7,867,046
Deferred product revenue—Zanaflex Capsules	18,604,284	16,436,474
Current portion of deferred license revenue	6,567,164	—
Current portion of revenue interest liability	7,257,628	6,181,100

Total current liabilities	74,153,095	54,603,213
Non current portion of deferred license revenue	103,432,836	—
Put/call liability	412,500	337,500
Non current portion of revenue interest liability	11,366,833	12,497,745
Long-term convertible notes payable	7,008,455	6,904,883
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2009 and December 31, 2008; issued and outstanding 37,740,001 and 37,613,356 shares as of June 30, 2009 and December 31, 2008, respectively	37,740	37,614
Additional paid-in capital	558,048,234	550,683,383
Accumulated deficit	(386,413,485)	(344,376,410)
Accumulated other comprehensive income	124,037	812,758

Total stockholders' equity	171,796,526	207,157,345

Total liabilities and stockholders' equity	$368,170,245	$281,500,686

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three-month period ended June 30,	Three-month period ended June 30,	Six-month period ended June 30,	Six-month period ended June 30,
	2009	2008	2009	2008
Gross sales—Zanaflex	$14,753,702	$13,098,842	$29,371,645	$25,775,351
Less: discounts and allowances	(2,204,243)	(1,739,821)	(4,353,108)	(2,929,004)

Net sales	12,549,459	11,359,021	25,018,537	22,846,347
Grant revenue	—	26,693	—	52,925

Total net revenue	12,549,459	11,385,714	25,018,537	22,899,272
Less: cost of sales	(2,951,489)	(2,829,579)	(5,510,426)	(5,815,970)

Gross profit	9,597,970	8,556,135	19,508,111	17,083,302
Operating expenses:
Research and development	7,867,398	8,058,113	15,784,334	17,650,435
Sales and marketing	15,681,475	11,732,527	28,555,846	21,929,161
General and administrative	8,244,110	5,837,831	15,391,443	10,901,033

Total operating expenses	31,792,983	25,628,471	59,731,623	50,480,629

Operating loss	(22,195,013)	(17,072,336)	(40,223,512)	(33,397,327)
Other expense (net):
Interest and amortization of debt discount expense	(1,507,059)	(2,770,075)	(2,999,323)	(4,128,177)
Interest income	367,776	1,053,514	1,164,995	2,266,152
Other income (expense)	5,365	(33,561)	5,365	6,019
Gain on fixed asset disposal	—	—	15,400	—

Total other expense (net)	(1,133,918)	(1,750,122)	(1,813,563)	(1,856,006)

Net loss	$(23,328,931)	$(18,822,458)	$(42,037,075)	$(35,253,333)

Net loss per share—basic and diluted	$(0.62)	$(0.58)	$(1.12)	$(1.12)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	37,708,252	32,557,460	37,675,753	31,450,705

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six-month period ended June 30, 2009	Six-month period ended June 30, 2008
Cash flows from operating activities:
Net loss	$(42,037,075)	$(35,253,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	2,685,900
Share-based compensation expense	5,702,877	4,364,190
Amortization of net premiums and discounts on short-term investments	1,724,784	(1,498,141)
Amortization of revenue interest issuance cost	63,994	65,422
Depreciation and amortization expense	1,398,449	1,685,843
(Gain) loss on put/call liability	75,000	(50,000)
Gain on disposal of property and equipment	(15,400)	—
Changes in assets and liabilities:
Increase in accounts receivable	(708,404)	(691,840)
Decrease (increase) in prepaid expenses and other current assets	(1,999,998)	168,537
Decrease in inventory held by the Company	1,829,776	1,589,385
Decrease (increase) in inventory held by others	97,220	(339,662)
Decrease (increase) in other assets	6,369	(7,728)
Decrease in accounts payable, accrued expenses, other current liabilities	610,767	6,357,113
Increase (decrease) in deferred product revenue—Zanaflex tablets	347,642	(73,368)
Decrease in deferred product revenue—Zanaflex Capsules	2,167,810	2,932,097
Restricted cash	(2,137)	(5,275)

Net cash used in operating activities	(30,738,326)	(18,070,860)
Cash flows from investing activities:
Purchases of property and equipment	(1,288,344)	(647,468)
Purchases of intangible assets	—	(5,000,000)
Purchases of short-term investments	(135,325,495)	(95,420,475)
Proceeds from maturities of short-term investments	169,650,000	60,300,000

Net cash provided by (used in) investing activities	33,036,161	(40,767,943)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	1,662,100	77,354,529
Repayments of revenue interest liability	(875,677)	(885,877)
Repayments of notes payable	—	(187,645)

Net cash provided by financing activities	786,423	76,281,007

Net increase in cash and cash equivalents	3,084,258	17,442,204
Cash and cash equivalents at beginning of period	29,612,916	16,810,415

Cash and cash equivalents at end of period	$32,697,174	$34,252,619

Supplemental disclosure:
Cash paid for interest	2,074,458	2,060,151
Non-cash activities:
Accrued inventory	1,855,632	—
Accrued property and equipment	166,186	—

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

        The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, collaboration and licensing agreements, loans and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. To the extent the Company's capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

        The Company recognizes collaboration revenues and expenses in accordance with the SEC's Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements and has considered EITF Issue No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent, EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables, EITF Issue No. 07-1 Accounting for Collaborative Arrangements, and EITF Issue No. 08-9, Milestone Method of Revenue Recognition. In accounting for these types of arrangements, the Company analyzes each element of the agreement to determine if it shall be accounted for as a separate element or single unit of accounting. If an element shall be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for that element are applied to determine when revenue shall be recognized. If an element shall not be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for the bundled group of elements are applied to determine when revenue shall be recognized. Payments received in excess of revenues recognized are recorded as deferred revenue until such time as the revenue recognition criteria have been met.

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

Earnings per Share

        Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company has certain options, restricted stock and a convertible promissory note which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each year are equal.

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

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Prior to this FSP, fair values for these assets and liabilities were only required to be disclosed annually. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have an impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have an impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. This standard is applicable to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it is not expected to have any impact on the Company's consolidated financial statements.

Subsequent Events

        Effective this quarter, the Company implemented SFAS No. 165. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or nonrecognizable subsequent events.

(3)    Share-based Compensation

        The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, Share- Based Payment. During the three-month periods ended June 30, 2009 and 2008, the Company recognized share-based compensation expense of $3.0 million and $2.4 million, respectively. During the six-month periods ended June 30, 2009 and 2008, the Company recognized share-based compensation expense of $5.7 million and $4.4 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2009 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2009 and 2008 were approximately $16.21 and $14.78, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2009 and 2008 were approximately $14.03 and $13.82, respectively.

        A summary of share-based compensation activity for the six-month period ended June 30, 2009 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2009	3,284,323	$13.55
Granted	718,796	21.67
Cancelled	(189,189)	16.80
Exercised	(126,645)	13.12

Balance at June 30, 2009	3,687,285	$14.98	7.4	$48,975,501

Vested and expected to vest at June 30, 2009	3,585,475	$14.80	7.4	$48,235,533

Vested and exercisable at June 30, 2009	1,990,535	$10.53	6.2	$35,165,106

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(3)    Share-based Compensation (Continued)

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2009	150,163
Granted	198,291
Vested	—
Forfeited	(24,163)

Nonvested at June 30, 2009	324,291

        As of June 30, 2009, there was $24.6 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.5 years.

(4)    Income Taxes

        The Company had available net operating loss carry-forwards (NOL) of approximately $196.2 million and $262.2 million as of June 30, 2009 and December 31, 2008, respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2028. The Company also has research and development tax credit carryforwards of approximately $1.6 million as of both June 30, 2009 and December 31, 2008, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2018.

        At June 30, 2009 and December 31, 2008, the Company had a deferred tax asset of $133.3 million and $119.5 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the Act) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced various ownership changes as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its gross deferred tax assets as of and for all periods presented. As of June 30, 2009, management believes that it is more likely than not that the gross deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its gross deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

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

        Effective January 1, 2009, the Company adopted FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of this FSP 157-2 did not have an impact on our consolidated financial statements.

        Effective April 1, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. Prior to this FSP, fair values for these assets and liabilities were only required to be disclosed annually. The adoption of FAS 107-1 and APB 2-1 did not have an impact on the Company's consolidated financial statements.

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

        The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The Company's Level 1 assets consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. The Company's Level 3 liability represents our put/call liability related to the Paul Royalty Fund (PRF) transaction.

	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$31,734,889	$—	$—
Short-term investments	179,697,405	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	412,500

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(5)    Fair Value Measurements (Continued)

        The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

	Balance as of December 31, 2008	Realized gains (losses) included in net loss	Unrealized losses included in other comprehensive loss	Balance as of June 30, 2009
Liabilities Carried at Fair Value:
Put/call liability	$337,500	$(75,000)	$—	$412,500

        The Company evaluates fair value of positions classified within the Level 3 category based on revenue projections, business, general economic and market conditions that could be reasonably evaluated as of the valuation date.

(6)    Short-Term Investments

        The Company has accounted for its investments in accordance with SFAS No. 115 and determined that all of its short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income. Available-for-sale securities consisted of the following:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2009
US Treasury bonds	$179,573,369	$126,825	$(2,789)	$179,697,405
December 31, 2008
Commercial paper	$119,302,891	$585,564	$—	$119,888,455
US Treasury bonds	96,319,767	228,848	(1,654)	96,546,961

        The contractual maturities of available-for-sale debt securities at June 30, 2009 and December 31, 2008 are within one year. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of June 30, 2009. Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $31,734,889 and $27,283,767 as of June 30, 2009 and December 31, 2008, respectively.

(7)    Collaboration Agreement

        On June 30, 2009, the Company entered into an exclusive collaboration and license agreement with Biogen Idec International GmbH (Biogen Idec) to develop and commercialize Fampridine-SR in markets outside the United States (the Collaboration Agreement). Under the Collaboration Agreement, Biogen Idec was granted the exclusive right to commercialize Fampridine-SR and other products containing aminopyridines developed under the agreement in all countries outside of the United States, which grant includes a sublicense of the Company's rights under an existing license agreement between the Company and Elan Pharma International Limited, a subsidiary of Elan Corporation plc (Elan). Biogen Idec will have responsibility for regulatory activities and future clinical

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(7)    Collaboration Agreement (Continued)

development of Fampridine-SR in ex-U.S. markets worldwide. The Company also entered into a related supply agreement with Biogen Idec (the Supply Agreement), pursuant to which the Company will supply Biogen Idec with its requirements for the licensed products through the Company's existing supply agreement with Elan.

        Under the Collaboration Agreement, the Company was entitled to an upfront payment of $110.0 million as of June 30, 2009, which was received on July 1, 2009, and will be entitled to receive additional payments of up to approximately $400 million based on the successful achievement of future regulatory and sales milestones. Under the Collaboration Agreement, Biogen Idec will be required to make double-digit tiered royalty payments to the Company on ex-U.S. sales. In addition, the consideration that Biogen Idec will pay for licensed products under the Supply Agreement will reflect the price owed to the Company's suppliers under its supply arrangements with Elan or other suppliers for ex-U.S. sales, including manufacturing costs and royalties owed. The Company and Biogen Idec may also carry out future joint development activities regarding licensed product under a cost-sharing arrangement. Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen Idec, will participate in overseeing the development and commercialization of Fampridine-SR and other licensed products in markets outside the United States pursuant to the agreement. Acorda will continue to develop and commercialize Fampridine-SR independently in the United States.

        As of June 30, 2009, the Company recorded a license receivable and deferred revenue of $110.0 million for the upfront payment due to the Company from Biogen Idec under the Collaboration Agreement. Also, as a result of such payment to Acorda, a payment of $7.7 million became payable by Acorda to Elan and was recorded as a cost of license payable and deferred expense. The payment of $110.0 million was received from Biogen Idec on July 1, 2009 and the payment of $7.7 million was made to Elan on July 7, 2009. In accordance with EITF 00-21, the granting of the sublicense to Biogen Idec and the Company's continued activities under the Collaboration Agreement are treated as a single unit of accounting for revenue recognition purposes. As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Elan as expense ratably over the estimated term of the Collaboration Agreement which, unless earlier terminated for breach, insolvency, or as otherwise allowed under the agreement, will be the latest of the expiration of the last valid claim of the licensed patent rights, 15 years after the first commercial sale, or the expiration of regulatory exclusivity or the existence of competition (as defined in the Collaboration Agreement). The Company currently estimates the revenue recognition period to be approximately 17 years. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned. The Company is not able to reasonably predict if and when the milestones will be achieved.

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

        On January 30, 2009, we announced the submission of a New Drug Application (NDA) to the FDA for Fampridine-SR. The Fampridine-SR NDA submission is based on data from a comprehensive development program assessing the safety and efficacy of Fampridine-SR, including two Phase 3 trials that involved 540 people with MS and were conducted under Special Protocol Assessments (SPAs) from the FDA. The safety and efficacy profile of Fampridine-SR was consistent across Phase 2 and Phase 3 trials. Overall, the NDA filing included more than 50 clinical studies of Fampridine-SR. As of June 30, 2009, 177 subjects from MS-F202 had been enrolled in an extension trial and 84, or approximately 47%, remained active in the trial, with duration of treatment of active patients ranging from 3.4 to 5.3 years. As of the same date, 269 patients from MS-F203 had been enrolled in a separate extension study and 180 of these, or approximately 66.9%, remained active, with duration of treatment of active patients ranging from 1.1 to 3.6 years. Also, as of this same date, 214 patients from MS-F204 had been enrolled in a third extension study and 176, or approximately 82%, remained active, with duration of treatment of active patients ranging from 14.3 months to 22.4 months. The total exposure to Fampridine-SR in our MS studies to date, including both double-blind and open label studies, is approximately 1,750 patient-years.

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

        We announced notification by the European Medicines Agency (EMEA) that Fampridine-SR is eligible to be submitted for a Marketing Authorization Application (MAA) via the Agency's

Centralized Procedure on June 8, 2009. The Centralized Procedure provides for a single, coordinated review that is conducted by the EMEA on behalf of all European Union (EU) member states. The EMEA also designated Fampridine-SR as a New Active Substance (NAS); if approved, compounds designated as an NAS receive a 10-year market exclusivity period in EU member states.

        On June 30, 2009, we entered into a Collaboration and License Agreement (Collaboration Agreement) with Biogen Idec International GmbH (Biogen Idec), a Swiss subsidiary of Biogen Idec, Inc. Under the Collaboration Agreement, Acorda and Biogen Idec have agreed to collaborate on the development and commercialization of products containing aminopyridines, including Fampridine-SR, initially directed to the treatment of multiple sclerosis. The Collaboration Agreement includes a sublicense of our rights under an existing license agreement with Elan. We have also entered into a related supply agreement (Supply Agreement) pursuant to which we will supply Biogen Idec with its requirements for the licensed products through our existing supply agreement with Elan. Biogen Idec, Inc. has guaranteed the performance of Biogen Idec's obligations under the Collaboration Agreement and the Supply Agreement.

        Under the Collaboration Agreement, Biogen Idec, itself or through its affiliates, has the exclusive right to commercialize licensed products in all countries outside of the United States, while we retain the right to commercialize licensed products in the United States. Each party will have the exclusive right to develop licensed products for its commercialization territory, although the parties may also decide to jointly carry out mutually agreed future development activities under a cost-sharing arrangement. If Biogen Idec does not participate in the development of licensed products for certain indications or forms of administration, it may lose the right to develop and commercialize the licensed products for such indication or form of administration. Biogen Idec may sublicense its rights to certain unaffiliated distributors. During the term of the Collaboration Agreement and for two years after the Collaboration Agreement terminates, neither party nor its affiliates may, other than pursuant to the Collaboration Agreement, research, develop, manufacture or commercialize any competing product, defined as one that contains aminopyridine or any other compound that acts at least in part through direct interaction with potassium channels to improve neurological function in multiple sclerosis, spinal cord injury or other demyelinating conditions, except that we may exploit the licensed products anywhere in the world following termination of the Collaboration Agreement.

        In consideration for the rights granted to Biogen Idec under the Collaboration Agreement, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, which was received on July 1, 2009. We are also eligible to receive up to $400 million from Biogen Idec should specified regulatory and sales milestones be met. There can be no guarantee that any such milestones will in fact be met.

        Under the Collaboration Agreement, we will also be entitled to receive double-digit tiered royalties on sales of licensed products by Biogen Idec, its affiliates or certain distributors outside of the United States. Such royalties for products combining a licensed compound with at least one other clinically active therapeutic, prophylactic or diagnostic ingredient are determined based on the contribution of the licensed compound to the overall sales or value of the combination product. Biogen Idec may offset against the royalties payable to us a portion of certain royalties which it may need to pay to third parties. In addition, Biogen Idec will pay us, in consideration for its purchase and sale of the licensed products, any amounts due to Elan for ex-U.S. sales, including royalties owed under the terms of our previous agreements with Elan.

        Biogen Idec will exclusively purchase all of Biogen Idec's, its affiliates' and sublicensees' requirements of the licensed products from us. The purchase price paid by Biogen Idec for licensed products under the Collaboration Agreement and Supply Agreement reflects the prices owed to our suppliers under our supply arrangements with Elan or other suppliers.

        The Collaboration Agreement will terminate upon the expiration of Biogen Idec's royalty payment obligations, which occurs, on a licensed product-by-licensed product and country-by-country basis, upon the latest of expiration of the last-to-expire patent covering a licensed product, fifteen years following first commercial sale of such licensed product, the expiration of regulatory exclusivity; and the existence of certain levels of sales by competing products. The Collaboration Agreement and the Supply Agreement will automatically terminate upon the termination of our license agreement with Elan in its entirety or with respect to all countries outside of the United States. We cannot terminate our license agreement with Elan without Biogen Idec's prior written consent under certain circumstances. Biogen Idec may terminate the Collaboration Agreement in its entirety or on a country-by-country basis at any time upon 180 days' prior written notice, subject to our right to accelerate such termination. The Collaboration Agreement may also be terminated by either party if the other party fails to cure a material breach under the agreement, which termination will be limited to a particular country or region under certain circumstances. However, if Biogen Idec has the right to terminate the Collaboration Agreement due to our material uncured breach, Biogen Idec may instead elect to keep the agreement in effect, but decrease the royalty rates they pay us by a specified percentage. We may also terminate the Collaboration Agreement if Biogen Idec does not commercially launch a licensed product within a specified time period after receiving regulatory approval for such licensed product or otherwise fails to meet certain commercialization obligations. In addition, we may terminate the Collaboration Agreement under certain circumstances if (i) Biogen Idec, its affiliates or sublicensees challenge certain of our patents or (ii) there is a change in control of Biogen Idec or its parent company or certain dispositions of assets by Biogen Idec, its parent or affiliated companies, followed by a change in the sales and marketing personnel responsible for the licensed products in Biogen Idec's territory of more than a specified percentage within a certain period of time after such change in control or disposition. The Supply Agreement may be terminated by either party if the other party fails to cure a material breach under the Supply Agreement. In addition, the Supply Agreement will terminate automatically upon termination of the Collaboration Agreement, and the Collaboration Agreement will terminate automatically if the Supply Agreement is terminated for any reason other than for a material breach that we are responsible for. To the extent permitted by law, each party may terminate the Collaboration Agreement and the Supply Agreement if the other party is subject to bankruptcy proceedings.

        If the Supply Agreement is terminated by Biogen Idec for an uncured material breach, we will waive our right for Elan to exclusively supply the licensed products to us solely to permit Biogen Idec to negotiate terms with Elan for the supply of licensed products to Biogen Idec. If the Supply Agreement is otherwise terminated, Biogen Idec will not have any future obligations to purchase licensed products from us and we will not have any future obligations to supply Biogen Idec with licensed products. If the Collaboration Agreement is terminated, Biogen Idec will assign to us all regulatory documentation and other information necessary or useful to exploit the licensed products in the terminated countries and will grant us a license under Biogen Idec's and its affiliates' relevant patent rights, know-how and trademarks to exploit the licensed products in the terminated countries. Such assignment and license will be at no cost to us unless the Collaboration Agreement is terminated by Biogen Idec for a material uncured breach that we are responsible for, in which case the parties will negotiate a payment to Biogen Idec to reflect the net value of such assigned and licensed rights.

        Neither party may assign the agreements without the prior written consent of the other, except to an affiliate or, in certain cases, to a third party acquirer of the party.

        In connection with the entry into the Collaboration Agreement, Acorda, Biogen Idec and Elan entered into a consent agreement (the Consent). Under the Consent, Elan consented to our sublicense of rights to Biogen Idec, and Acorda, Biogen Idec and Elan agreed to set up a committee to coordinate activities under the agreements between Acorda and Elan with respect to the development, supply and commercialization of the licensed products for Biogen Idec's territory. The Consent also amends our agreements with Elan by, among other things, permitting us to allow Biogen Idec to grant sublicenses to certain unaffiliated distributors, permitting us to allow Biogen Idec to package the licensed products and requiring Elan to facilitate the qualification of an alternate supplier of the licensed products under certain circumstances.

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

        Our marketing efforts are focused on Zanaflex Capsules, which we launched in April 2005. Zanaflex tablets lost compound patent protection in 2002 and both Zanaflex Capsules and Zanaflex tablets compete with 12 generic tizanidine products. Although we currently distribute Zanaflex tablets, we do not, and do not intend to, actively promote Zanaflex tablets. As a result, prescriptions for Zanaflex tablets have declined and we expect that they will continue to decline. Our goal is to convert as many sales of Zanaflex tablets and generic tizanidine tablets to sales of Zanaflex Capsules as possible. We believe that sales of Zanaflex Capsules will constitute a significant portion of our total revenue until we begin to generate sales of Fampridine-SR, if approved. Zanaflex Capsules and tablets commercial operations were cash flow positive in 2008. A slight downward trend in prescriptions was observed over the first two quarters of 2009. We are conducting prelaunch activities to prepare for the commercialization of Fampridine-SR, if approved.

        We also are conducting activities to provide disease state education and awareness programs to health-care providers and consumers about mobility and walking impairment issues for people with MS. For health-care providers, these activities include a disease state awareness booth at major medical meetings, a physician direct mail campaign and advertisements in medical publications. For consumers, these activities include a booth at consumer events, an online website (moveoverms.org), and advertisements in publications.

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

        In March 2008, Apotex filed a motion, which we opposed, for partial judgment on the pleadings dismissing our request for relief on the ground that the case is "exceptional" under U.S.C. §§ 271(e)(4) or 285. The court ruled in our favor and denied Apotex's motion in December 2008. Fact discovery in the case has been completed. The court has also determined that a Markman hearing on the construction of the claims of the patent will be held, and the parties have completed related depositions and submission of the briefs to the Court. The hearing date has not been set.

        We have established our own specialty sales force in the United States, which consisted of 68 sales professionals as of June 30, 2009. This sales force has targeted neurologists and other prescribers who specialize in treating people with conditions that involve spasticity. We also employ an internal and field-based team who call on managed care organizations, pharmacists and distribution customers. In addition, we retain TMS Professional Markets Group, LLC to provide a small, dedicated sales force of pharmaceutical telesales professionals who contact primary care, specialist physicians and pharmacists. We expect to further increase our sales force to approximately 115 sales professionals, in anticipation of and in time for the launch of Fampridine-SR, if approved.

Results of Operations

Three-Month Period Ended June 30, 2009 Compared to June 30, 2008

Gross Sales

        We recognize product sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $14.8 million for the three-month period ended June 30, 2009, as compared to $13.1 million for the three-month period ended June 30, 2008. The increase was due to an increase in prescriptions written for our products that we believe is the result of our continued sales and marketing efforts as well as a 10% price increase effective January 1, 2009. A slight downward trend in prescriptions was observed over the first two quarters of 2009.

Discounts and Allowances

        We recorded discounts and allowances of $2.2 million for the three-month period ended June 30, 2009 as compared to $1.7 million for the three-month period ended June 30, 2008. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the three-month period ended June 30, 2009 consisted of $877,000 in allowances for chargebacks and rebates, $774,000 in fees for services payable to wholesalers and $553,000 in cash discounts and patient program rebates. Discounts and allowances for the three-month period ended June 30, 2008 consisted of $585,000 in allowances for chargebacks and rebates, $584,000 in cash discounts and patient program rebates and $571,000 for fees for services payable to wholesalers.

Grant Revenue

        We earned no grant revenue for the three-month period ended June 30, 2009 compared to $27,000 for the three-month period ended June 30, 2008. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales of $3.0 million for the three-month period ended June 30, 2009 as compared to $2.8 million for the three-month period ended June 30, 2008. Cost of sales for the three-month period ended June 30, 2009 consisted of $1.6 million in inventory costs related to recognized revenues, $963,000 in royalty fees based on net product shipments, $321,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $60,000 in period costs related to freight and stability testing. Cost of sales for the three-month period ended June 30, 2008 consisted of $1.3 million in inventory costs related to recognized revenue, $856,000 in royalty fees based on net product shipments, $596,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $108,000 in period costs related to freight and stability testing. Payments to and interest expense related to our Paul Royalty Fund (PRF) transaction discussed below in the section titled "Liquidity and Capital Resources" do not impact our cost of sales.

Research and Development

        Research and development expenses for the three-month period ended June 30, 2009 were $7.9 million as compared to $8.1 million for the three-month period ended June 30, 2008, a decrease of approximately $200,000, or 2%. The decrease was primarily attributable to a MS clinical development program expense decrease of $1.3 million or 53% to $1.1 million for the three-month period ended June 30, 2009, principally due to the conclusion of our Phase 3 clinical trial of Fampridine-SR in 2008.

        This decrease was offset by an increase in research and development expense of $660,000 or 43% to $2.2 million related to work on one of our preclinical pipeline products, GGF2, including an increase in staff and compensation to support this initiative. This overall increase in expense was primarily associated with animal toxicology expenses and the development of larger scale manufacturing and purification processes for GGF2, under cGMP, in preparation for a potential future IND application in late 2009 to support human clinical trials. The overall decrease in research and development expense was also offset by an increase in manufacturing and stability fees for Fampridine-SR of $440,000.

Sales and Marketing

        Sales and marketing expenses for the three-month period ended June 30, 2009 were $15.7 million compared to $11.7 million for the three-month period ended June 30, 2008, an increase of approximately $4.0 million or 34%. This increase was primarily attributable to an increase of $3.9 million in disease state education and awareness programs and pre-launch activities associated with the possible commercialization of Fampridine-SR, if approved, and an increase in sales and marketing staff and compensation of $472,000 to support the promotion of Zanaflex Capsules and Fampridine-SR pre-launch activities, offset by a decrease of $140,000 in Zanaflex Capsules sales and marketing initiatives and a decrease in other selling related expenses of $323,000.

General and Administrative

        General and administrative expenses for the three-month period ended June 30, 2009 were $8.2 million compared to $5.8 million for the three-month period ended June 30, 2008, an increase of approximately $2.4 million, or 41%. This increase was the result of an increase in staff and compensation and other expenses of $1.5 million related to supporting the growth of the overall organization, an increase in business development expenses of $475,000 related to our collaboration and licensing agreement efforts, and an increase in costs associated with medical affairs educational programs of $440,000.

Other Expense, Net

        Other expense, net was $1.1 million for the three-month period ended June 30, 2009 compared to other expense of $1.7 million for the three-month period ended June 30, 2008, a decrease of approximately $616,000 or 35%. This decrease was primarily due to a decrease in interest expense of $1.3 million resulting from the impact of a $1.4 million out-of-period adjustment made during the second quarter of 2008 offset by an increase in interest expense of approximately $100,000 under the PRF revenue interest agreement as a result of increased net shipments. The out-of-period adjustment was made to correct an error identified in the previously recorded effective interest expense recognized related to the November 2006 amended revenue interests assignment with PRF. This out-of-period adjustment did not increase the total interest expense associated with this agreement, but corrected its timing of recognition. The decrease in other expense, net was also attributable to a decrease in investment interest income of $686,000.

Six-Month Period Ended June 30, 2009 Compared to June 30, 2008

Gross Sales

        We recognize product sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $29.4 million for the six-month period ended June 30, 2009, as compared to $25.8 million for the six-month period ended June 30, 2008. The increase was due to an increase in prescriptions written for our products that we believe is the result of our continued sales and marketing efforts as well as a 10% price increase effective January 1, 2009. A slight downward trend in prescriptions was observed over the first two quarters of 2009.

Discounts and Allowances

        We recorded discounts and allowances of $4.4 million for the six-month period ended June 30, 2009 as compared to $2.9 million for the six-month period ended June 30, 2008. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the six-month period ended June 30, 2009 consisted of $2.2 million in allowances for chargebacks and rebates which includes a Tricare rebate reserve of $865,000, of which $226,000 is related to the first and second quarters of 2009 and an adjustment of $639,000 is related to 2008. These rebates and adjustments resulted from a Department of Defense (DOD) regulation finalized during the three-month period ended March 31, 2009 which purports to require manufacturers to pay rebates to DOD on utilization distributed to Tricare beneficiaries through retail pharmacies retroactive to January 28, 2008. The application of the regulation is currently being challenged in court by a coalition representing a number of manufacturers. Discounts and allowances for the six-month period ended June 30, 2009 also consisted of $1.2 million in fees for services payable to wholesalers and $920,000 in cash discounts and patient program rebates. Discounts and allowances for the six-month period ended June 30, 2008 consisted of $1.0 million in allowances for chargebacks and rebates, $932,000 in cash discounts and patient program rebates, and $956,000 for fees for services payable to wholesalers.

Grant Revenue

        We earned no grant revenue for the six-month period ended June 30, 2009 compared to $53,000 for the six-month period ended June 30, 2008. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales of $5.5 million for the six-month period ended June 30, 2009 as compared to $5.8 million for the six -month period ended June 30, 2008. The decrease was principally due to the decrease in amortization of intangible assets resulting from having completed the amortization of the Zanaflex trademark portion of our intangible asset as of December 31, 2008. Cost of sales for the six-month period ended June 30, 2009 consisted of $2.9 million in inventory costs related to recognized revenues, $1.9 million in royalty fees based on net product shipments, $641,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $102,000 in period costs related to freight and stability testing. Cost of sales for the six-month period ended June 30, 2008 consisted of $2.7 million in inventory costs related to recognized revenue, $1.8 million in royalty fees based on net product shipments, $1.2 million in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $165,000 in period costs related to freight and stability testing. Payments to and interest expense related to our PRF transaction discussed below in the section titled "Liquidity and Capital Resources" do not impact our cost of sales.

Research and Development

        Research and development expenses for the six-month period ended June 30, 2009 were $15.8 million as compared to $17.7 million for the six-month period ended June 30, 2008, a decrease of approximately $1.9 million, or 11%. The decrease was primarily attributable to our acquisition of certain in-process research and development assets of Neurorecovery, Inc. (NRI) during the three-month period ended March 31, 2008, resulting in a one time non-cash expense of approximately $2.7 million in accordance with SFAS No. 2 Accounting for Research and Development Expenses. In addition, MS clinical development program expense decreased $2.5 million or 51% to $2.4 million for the six-month period ended June 30, 2009, primarily due to the conclusion of our Phase 3 clinical trial of Fampridine-SR in 2008.

        These decreases were offset by an increase in research and development expense of $2.6 million or 89% related to work on one of our preclinical pipeline products, GGF2, including an increase in staff and compensation to support this initiative. This overall increase in expense was primarily associated with animal toxicology expenses and the development of larger scale manufacturing and purification processes for GGF2, under cGMP, in preparation for a potential future IND application in late 2009 to support human clinical trials. The overall decrease in research and development expense was also offset by an increase in clinical and regulatory staff and compensation of $458,000 to support the overall growth of the organization and manufacturing and stability fees for Fampridine-SR of $254,000.

Sales and Marketing

        Sales and marketing expenses for the six-month period ended June 30, 2009 were $28.6 million compared to $21.9 million for the six-month period ended June 30, 2008, an increase of approximately $6.7 million or 30%. This increase was primarily attributable to an increase of $6.5 million in disease state education and awareness programs and pre-launch activities associated with the possible commercialization of Fampridine-SR, if approved, and an increase in sales and marketing staff and compensation of $920,000 to support the promotion of Zanaflex Capsules and Fampridine-SR pre-launch activities, offset by a decrease of $138,000 in Zanaflex Capsules sales and marketing initiatives and a decrease in other selling related expenses of $653,000.

General and Administrative

        General and administrative expenses for the six-month period ended June 30, 2009 were $15.4 million compared to $10.9 million for the six-month period ended June 30, 2008, an increase of approximately $4.5 million, or 41%. This increase was the result of an increase in staff and compensation and other expenses of $2.5 million related to supporting the growth of the overall organization, an increase in costs associated with medical affairs educational programs of $807,000, an increase in legal fees of $756,000 and an increase in business development expenses of $435,000 related to our collaboration and licensing agreement efforts.

Other Expense, Net

        Other expense, net was $1.8 million for the six-month period ended June 30, 2009 compared to other expense of $1.9 million for the six-month period ended June 30, 2008, a decrease of approximately $100,000 or 2%. This change was due to a decrease in interest expense of $1.1 million resulting from the impact of a $1.4 million out-of-period adjustment made during the second quarter of 2008 offset by an increase in interest expense of approximately $300,000 under the PRF revenue interest agreement as a result of increased net shipments. The out-of-period adjustment was made to correct an error identified in the previously recorded effective interest expense recognized related to the November 2006 amended revenue interests assignment with PRF. This out-of-period adjustment did not increase the total interest expense associated with this agreement, but corrected its timing of recognition. The decrease in other expense, net was also attributable to a decrease in investment interest income of $1.1 million.

Liquidity and Capital Resources

        We have incurred annual operating losses since inception and, as of June 30, 2009, we had an accumulated deficit of approximately $386.4 million. We have financed our operations primarily through private placements of our securities, public offerings of our common stock, our collaboration and licensing agreement, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

Financing Arrangements

        In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, EIS transferred these promissory notes to funds affiliated with Saints Capital. As of June 30, 2009, $5.0 million of these promissory notes were outstanding.

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

        Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $18.6 million in accordance with EITF 88-18, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 6.0%. Payments made to PRF as a result of Zanaflex sales levels reduce the accrued interest liability and the principal amount of the revenue interest liability.

Investment Activities

        At June 30, 2009, cash and cash equivalents and short-term investments were approximately $212.4 million, as compared to $246.0 million at December 31, 2008. As of June 30, 2009, our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of June 30, 2009, our cash and cash equivalents were $32.7 million, as compared to $29.6 million as of December 31, 2008. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $179.7 million as of June 30, 2009, as compared to $216.4 million as of December 31, 2008.

Net Cash Used in Operations

        Net cash used in operations was $30.7 million and $18.1 million for the six-month period ended June 30, 2009 and 2008, respectively. Cash used in operations for the six-month period ended June 30, 2009 was primarily attributable to a net loss of $42.0 million, an increase in prepaid expenses and other current assets of $2.0 million and an increase in accounts receivable of $708,000. Cash used in operations for the six-month period ended June 30, 2009, was partially offset by a non-cash share-based compensation expense of $5.7 million, an increase in Zanaflex Capsules deferred product revenues of $2.2 million, a decrease in inventory held by the Company of $1.8 million, amortization of net premiums and discounts on short-term investments of $1.7 million depreciation and amortization of $1.4 million, an increase in accounts payable, accrued expenses, and other current liabilities of $611,000, and an increase in Zanaflex tablets deferred product revenues of $350,000. Cash used in operations for the six-month period ended June 30, 2008 was primarily attributable to a net loss of $35.3 million, amortization of net premiums and discounts on short-term investments of $1.5 million, an increase in accounts receivable of $692,000, an increase in inventory held by others of $340,000, and a gain on our put/call liability of $50,000. Cash used in operations for the six-month period ended June 30, 2008, was partially offset by an increase in accounts payable, accrued expenses, and other current liabilities of $6.4 million, a non-cash share-based compensation expense of $4.4 million, an increase in Zanaflex Capsules deferred product revenues of $2.9 million, a non-cash expense for the acquisition of NRI assets of $2.7 million, depreciation and amortization of $1.7 million, and a decrease in inventory held by the Company of $1.6 million.

Net Cash Provided by Investing

        Net cash provided by investing activities for the six-month period ended June 30, 2009 was $33.0 million, primarily due to $169.7 million in proceeds from maturities of short-term investments which was offset by $135.3 million in purchases of short-term investments and $1.3 million in purchases of property and equipment.

Net Cash Provided by Financing

        Net cash provided by financing activities for the six-month period ended June 30, 2009 was $786,000 due to $1.7 million in proceeds from option exercises which was offset by $876,000 in repayments to PRF.

Future Capital Needs

        Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Zanaflex Capsules, revenue from Fampridine-SR, if approved, the continued progress of our research and development activities, the timing and outcome of regulatory approvals, the amount and timing of milestone or other payments made or received under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights and the acquisition of licenses to new products or compounds. We expect to continue to incur losses from operations as we continue to support our sales and marketing infrastructure for the commercialization of Zanaflex Capsules, increase our efforts to support pre-launch activities for Fampridine-SR and its commercialization, if approved, and continue our clinical development and advance our preclinical programs.

        We believe our year-end 2009 cash, cash equivalents and investment balances will be in excess of $250.0 million. To the extent our capital resources are insufficient to meet future operating requirements we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

        We recognize collaboration revenues and expenses in accordance with the SEC's Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements and has considered EITF Issue No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent, EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables, EITF Issue No. 07-1 Accounting for Collaborative Arrangements, and EITF Issue No. 08-9, Milestone Method of Revenue Recognition. In accounting for these types of arrangements, we analyze each element of the agreement to determine if it shall be accounted for as a separate element or single unit of accounting. If an element shall be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for that element are applied to determine when revenue shall be recognized. If an element shall not be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for the bundled group of elements are applied to determine when revenue shall be recognized. Payments received in excess of revenues recognized are recorded as deferred revenue until such time as the revenue recognition criteria have been met.

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

        We have not recorded any tax provision or benefit for the three and six-month periods ended June 30, 2009 and 2008. We have provided a valuation allowance for the full amount of our gross deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at June 30, 2009.

        As of June 30, 2009, we had available net operating loss carry-forwards of approximately $196.2 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2028 and research and development tax credit carry-forwards of approximately $1.6 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our financial instruments consist of cash equivalents, short-term investments, grants receivable, notes payable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at June 30, 2009.

        We have cash equivalents and short-term investments at June 30, 2009, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2009. At June 30, 2009, we held $212.4 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 0.5%.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Exchange Act we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act, as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

Change in internal control over financial reporting

        In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In March 2008, Apotex filed a motion, which we opposed, for partial judgment on the pleadings dismissing our request for relief on the ground that the case is "exceptional" under U.S.C. §§ 271(e)(4) or 285. The court ruled in our favor and denied Apotex's motion in December 2008. Fact discovery in the case has been completed. The court has also determined that a Markman hearing on the construction of the claims of the patent will be held, and the parties have completed related depositions and submission of briefs to the Court. The hearing date has not been set.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as well as the risk factor set forth below, all of which could materially affect our business, financial condition or future results. The risks described or referred to herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are dependent on our collaboration with Biogen Idec to commercialize Fampridine-SR outside of the United States.

        Pursuant to our Collaboration Agreement with Biogen Idec, entered into in June 2009, we granted Biogen Idec an exclusive license to develop and commercialize Fampridine-SR and other products containing aminopyridines, in all territories outside the United States. We may enter into additional collaborations with third parties to develop and commercialize some of our product candidates in the future. Our dependence on Biogen Idec for the development and commercialization of Fampridine-SR outside the United States, and our dependence on future collaborators for development and commercialization of additional product candidates, will subject us to, a number of risks, including:

  •
  we may not be able to control the amount and timing of resources that our collaborators may devote to the development or commercialization of product candidates or to their marketing and distribution;

  •
  collaborators may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;

  •
  disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management's attention and resources;

  •
  collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

  •
  collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

  •
  business combinations or significant changes in a collaborator's business strategy may also adversely affect a collaborator's willingness or ability to complete its obligations under any arrangement;

  •
  a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;

  •
  the collaborations may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates; and

  •
  collaborators may experience financial difficulties.

        While the Company has negotiated certain terms in the Collaboration Agreement with Biogen Idec intended to assist in protecting the Company's rights in certain of the circumstances listed above, there can be no assurance that these terms will provide the Company with adequate rights and remedies or that the actions required to enforce such rights would not be costly and time consuming.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held on June 22, 2009. Holders of an aggregate of 38,011,332 shares of our common stock at the close of business on April 24, 2009 were entitled to vote at the meeting, of which 30,782,929 were present in person or represented by proxy. At the Annual Meeting, our stockholders voted as follows:

        Proposal One.    To elect two Class I directors to serve until the 2012 Annual Meeting of Stockholders.

Name of Nominee	Total Votes For	Total Votes Withheld
Barry Greene	30,756,553	26,376
Ian Smith	30,754,578	28,351

        Messrs. Greene and Smith were elected to serve as Class I directors as noted above. Our Class II directors, whose term of office expires at the 2010 Annual Meeting of Stockholders, are: Mr. John Kelley and Drs. Sandra Panem and Wise Young. Our Class III directors, whose term of office expires at the 2011 Annual Meeting of Stockholders, are Dr. Ron Cohen and Messrs. Lorin Randall and Steven Rauscher. No other persons were nominated, or received votes, for election as directors of Acorda Therapeutics at our 2009 Annual Meeting of Stockholders. There were no broker non-votes with respect to this proposal.

        Proposal Two.    To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2009.

Total Shares Voted	Total Votes For	Total Votes Against	Abstained
	30,661,936	120,970	23

        The appointment of KPMG LLP was ratified. There were no broker non-votes with respect to this proposal.

Item 6.    Exhibits

10.54*	Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.
10.55*	Supply Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.
10.56	Amendment No. 1 Agreement and Sublicense Consent Between Elan Corporation, plc and the Registrant dated June 30, 2009.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Signature	Title	Date

/s/ RON COHEN Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2009
/s/ DAVID LAWRENCE David Lawrence, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 10, 2009

Exhibit Index

Exhibit No.		Description
10.54	*	Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.
10.55	*	Supply Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.
10.56		Amendment No. 1 Agreement and Sublicense Consent Between Elan Corporation, plc and the Registrant dated June 30, 2009.
31.1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.