Form 10-K
period 2009-12-31
ACORDA THERAPEUTICS INC
filed 2010-02-26
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2009, the aggregate market value of the Registrant's voting stock held by non-affiliates was $771,264,136. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2009 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

          As of February 19, 2010, the registrant had 38,161,280 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;
Part III, Item 14, Principal Accounting Fees and Services.

 ACORDA THERAPEUTICS, INC.
2009 FORM 10-K ANNUAL REPORT

        This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including our ability to successfully market and sell Ampyra in the U.S. and to successfully market Zanaflex Capsules, the risk of unfavorable results from future studies of Ampyra, the occurrence of adverse safety events with our products, delays in obtaining or failure to obtain regulatory approval of Ampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith, competition, failure to protect our intellectual property or to defend against the intellectual property claims of others, the ability to obtain additional financing to support our operations, and unfavorable results from our preclinical programs. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to publicly update any forward-looking statements.

 PART I

Item 1.    Business.

Company Overview

        We are a commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis (MS), spinal cord injury (SCI), and other disorders of the nervous system. The first product for which we completed clinical development, Ampyra (dalfampridine) Extended Release Tablets (Ampyra) was approved by the U.S. Food and Drug Administration (FDA) in January 2010 as a treatment to improve walking in patients with MS. This was demonstrated by an increase in walking speed. Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which was previously referred to as fampridine. Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). We expect Ampyra to be commercially available in the U.S. in March 2010. Our currently marketed product, Zanaflex Capsules, is approved by the FDA as a short-acting drug for the management of spasticity.

        In June 2009, we entered into an exclusive collaboration and license agreement with Biogen Idec International GmbH (Biogen Idec) to develop and commercialize Ampyra in markets outside the U.S. (the Collaboration Agreement). In January 2010, Biogen Idec announced that it submitted a centralized Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and a New Drug Submission (NDS) to Health Canada for Ampyra, known outside the U.S. as fampridine.

        Our preclinical programs target other aspects of MS, as well as SCI, stroke and other central nervous system (CNS) disorders, and may also have application beyond CNS diseases, such as peripheral nerve injury or heart failure. We expect to file an Investigational New Drug (IND) application for Glial Growth Factor 2 (GGF2), the lead product candidate of our neuregulins program, for heart failure in early 2010. Assuming this IND is accepted by the FDA, we then expect to initiate a Phase 1 study of GGF2 in heart failure patients.

        Approximately 400,000 people in the U.S. suffer from MS. Research indicates that 64% to 85% of those people experience walking disability and that 70% of people with MS who have difficulty walking report it to be the most challenging aspect of their MS. Within 15 years of an MS diagnosis, 50% of people with MS often require assistance walking and, in later stages, up to a one third are unable to walk. In the European Union (EU), approximately 600,000 people suffer from MS, and an additional 55,000 to 75,000 people in Canada are also diagnosed with this disease.

        Our goal is to continue to grow as a fully-integrated biopharmaceutical company focused on innovative therapies in neurology by commercializing our FDA approved products, developing our product candidates and advancing our preclinical programs for underserved markets.

Company Highlights

  •
  Ampyra:  Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. This was demonstrated by an increase in walking speed. To our knowledge, Ampyra is the first and only product indicated to improve walking in people with MS. We intend to commercially launch Ampyra in the U.S. in March 2010, using our own specialty sales force. Under our 2009 Collaboration Agreement, Biogen Idec has the right to develop and commercialize Ampyra in markets outside the U.S. In January 2010, Biogen Idec announced that it submitted an MAA to the EMA and an NDS to Health Canada for Ampyra, known outside the U.S. as fampridine.

  •
  Zanaflex Capsules and Zanaflex tablets:  Sales of Zanaflex Capsules, which we launched in April 2005, and Zanaflex tablets increased from $53.4 million for the year ended December 31, 2008 to $58.3 million for the year ended December 31, 2009. Our Zanaflex Capsules and Zanaflex tablets commercial operations were cash flow positive in 2008 and 2009. Both products are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many CNS disorders, including MS and SCI. These products contain tizanidine, one of the two leading drugs used to treat spasticity. We expect sales of Zanaflex Capsules will decline in 2010 due to increasing managed care pressure, among other factors.

  •
  Managed Markets and Sales Force:  Our field-based sales force, which we expect to expand to 100 professionals in March 2010, will market both Ampyra and Zanaflex Capsules in the U.S. and will call primarily on neurologists and on other specialists and prescribers who treat patients with MS and other conditions that involve spasticity. We employ a separate, field-based team responsible for payer strategy, as well as contracting and account management of managed care organizations, pharmacy benefit managers, specialty pharmacies, wholesale drug distribution customers, the Veterans Affairs institutions and the Department of Defense (DOD). For Zanaflex Capsules, we also engage a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care physicians, specialty physicians and pharmacists.

  •
  Preclinical Programs:  We have three preclinical programs focused on novel approaches to repair damaged components of the CNS. We believe all of our preclinical programs—neuregulins, remyelinating antibodies and chondroitinase—have broad potential applicability and have the potential to be first-in-class therapies. While these programs were initially focused on MS and SCI, we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that these programs may have applicability beyond the CNS, including in such fields as cardiology, oncology, orthopedics and ophthalmology. We expect to file an IND for GGF2 for the treatment of heart failure in early 2010. Assuming this IND is accepted by the FDA, we then expect to initiate a Phase 1 study of GGF2 in heart failure patients.

Our Strategy

        Our strategy is to continue to grow as a fully-integrated biopharmaceutical company and to become a leading neurology company focused on the identification, development and commercialization of a range of nervous system therapeutics. We are using our scientific, clinical and commercial expertise in MS and SCI as strategic points of access to additional nervous system markets, including stroke and traumatic brain injury. Key aspects of our strategy are:

  •
  Leverage our commercial infrastructure developed for Zanaflex Capsules, including our sales, marketing and managed markets organization, to commercialize Ampyra in the U.S.

  •
  Support the efforts of our collaboration partner, Biogen Idec, in seeking health authority approval for and commercializing Ampyra in the EU and other markets.

  •
  Advance our pipeline of preclinical programs into clinical trials.

  •
  Expand our pipeline through the potential in-licensing and/or acquisition of select products and technologies in neurology, with our focus during the first year of Ampyra's launch on Phase 2 and Phase 3 product candidates.

Our Products and Product Pipeline

Commercial Products	Indication	Status	Marketing Rights
Ampyra	MS	FDA-approved	Acorda (U.S.)
Ampyra	MS	Regulatory applications filed EU, Canada	Biogen Idec (outside U.S.)
Zanaflex Capsules	Spasticity	FDA-approved	Acorda (U.S.)
Zanaflex tablets	Spasticity	FDA-approved	Acorda (U.S.)

Research and Development Programs	Proposed Therapeutic Area(s)	Stage of Development	Marketing Rights
Neuregulin Program	MS, heart failure	Preclinical	Acorda/Worldwide
Remyelinating Antibodies Program	MS	Preclinical	Acorda/Worldwide
Chondroitinase Program	SCI	Preclinical	Acorda/Worldwide

Ampyra

        Ampyra is an oral treatment approved by the FDA on January 22, 2010 as a treatment to improve walking in patients with MS. This was demonstrated by an increase in walking speed. Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra can be used alone or with existing MS therapies, including immunomodulator drugs. Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which was previously referred to as fampridine. We have obtained Orphan Drug designation from the FDA for dalfampridine in MS, which will provide Ampyra with seven years of market exclusivity for this use. We also have patents and pending patent applications covering Ampyra. We plan to file for patent term extension for Ampyra under the Hatch-Waxman law that allows for up to five additional years of patent protection based on the development timeline of a drug. We plan to submit the applications by the deadline of March 22, 2010. Although we plan to apply to extend the two patents that we expect to be listed in the FDA Orange Book (the list of approved drug products and their therapeutic equivalents, if any) for AMPYRA, we will ultimately need to select only one patent for extension, if granted.

  Background

        MS is a chronic, usually progressive disease in which the immune system attacks and degrades the function of nerve fibers in the brain and spinal cord. These nerve fibers consist of long, thin fibers, or axons, surrounded by a myelin sheath, which provides insulation and facilitates the transmission of electrical impulses. In MS, the myelin sheath is damaged by the body's own immune system, causing areas of myelin sheath loss, also known as demyelination. This damage, which can occur at multiple sites in the CNS, blocks or diminishes conduction of electrical impulses. People with MS may suffer impairments in any number of neurological functions. These impairments vary from individual to individual and over the course of time, depending on which parts of the brain and spinal cord are affected, and often include difficulty walking. Individuals vary in the severity of the impairments they suffer on a day-to-day basis, with impairments becoming better or worse depending on the activity of the disease on a given day.

        Dalfampridine is a potassium channel blocker. In animal studies, dalfampridine has been shown to increase conduction of nerve signals in demyelinated axons through blocking of potassium channels. The mechanism by which dalfampridine exerts its therapeutic effect has not been fully elucidated.

  Clinical Studies and Safety Profile

        Our New Drug Application (NDA) for Ampyra was based on data from a comprehensive development program assessing the safety and efficacy of Ampyra, including two Phase 3 trials that involved 540 people with MS. The primary measure of efficacy in our two Phase 3 MS trials was walking speed (in feet per second) as measured by the Timed 25-foot Walk (T25FW), using a responder analysis. A responder was defined as a patient who showed faster walking speed for at least three visits out of a possible four during the double-blind period than the maximum speed achieved in the five non-double-blind, no treatment visits (four before the double-blind period and one after). A significantly greater proportion of patients taking Ampyra 10 mg twice daily were responders compared to patients taking placebo, as measured by the T25FW (Trial 1: 34.8% vs. 8.3%; Trial 2: 42.9% vs. 9.3%). The increased response rate in the Ampyra group was observed across all four major types of MS. During the double-blind treatment period, a significantly greater proportion of patients taking Ampyra 10 mg twice daily had increases in walking speed of at least 10%, 20%, or 30% from baseline, compared to placebo. In both trials, the consistent improvements in walking speed were shown to be associated with improvements on a patient self-assessment of ambulatory disability, the 12 item Multiple Sclerosis Walking Scale (MSWS-12), for both drug and placebo treated patients. However, a drug placebo difference was not established for that outcome measure.

        As part of our continuing evaluation of safety, we have conducted extension studies that allowed subjects in completed clinical trials to receive Ampyra on an unblinded, or open-label, basis, with their progress followed at regular clinical visits. As of January 22, 2010, 177 subjects from our Phase 2 clinical trial had been enrolled in an extension trial and 83, or approximately 47%, remained active in the trial, with duration of treatment of active patients ranging from 5.35 to 5.9 years. As of the same date, 269 patients from our first Phase 3 clinical trial had been enrolled in a separate extension study and 173 of these, or approximately 64.3%, remained active, with duration of treatment of active patients ranging from 1.65 to 4.17 years. Also as of that same date, 214 patients from our second Phase 3 clinical trial had been enrolled in a third extension study and 165, or approximately 77%, remained active, with duration of treatment of active patients ranging from 1.78 to 2.45 years. The total exposure to Ampyra in our MS studies as of January 22, 2010, including both double-blind and open label studies, was over 2,000 patient-years. We are evaluating whether the extension studies will be continued after Amypra is commercially available.

        The FDA approved Ampyra with a risk evaluation and mitigation strategy (REMS) consisting of a medication guide and communication plan. The goals of the communication plan include informing patients and healthcare providers about the serious risks, including seizures, associated with Ampyra, the importance of proper dosing, and the change of the established name from fampridine to dalfampridine. A medication guide will be dispensed to patients with each Ampyra prescription. We will implement a communication plan to support implementation of the REMS, consisting of letters to prescribers and pharmacists. In addition, the REMS includes a timetable for our submission of periodic assessments to the FDA of the REMS and patient and healthcare professional understanding of Ampyra's risks.

        The FDA's approval letter also included certain post-marketing study requirements and confirmed certain commitments made by us with respect to Ampyra. The post-marketing requirements include additional animal toxicology studies to evaluate certain impurities, in vitro receptor binding and abuse potential studies in animals, and an evaluation of clinical adverse events related to abuse potential. In addition, we have committed to the FDA that we will conduct a placebo-controlled trial to evaluate a 5 mg twice daily dosing regimen of Ampyra, as well as an evaluation of a 7.5 mg dosage strength in patients with mild or moderate renal impairment. We have also committed to report all post-marketing seizure events on an expedited basis to the FDA.

        In our two Phase 3 clinical studies of Ampyra in SCI, the results did not reach statistical significance on their primary endpoints. Based on the entire body of data in clinical trials of Ampyra in people with SCI, we may resume development of Ampyra for SCI in the future, but have no current plans to do so.

Zanaflex Products

        Zanaflex Capsules and Zanaflex tablets contain tizanidine, one of the two leading active ingredients used for the management of spasticity. Tizanidine is approved by the FDA as a short-acting drug for the management of spasticity. We acquired from Elan Pharmaceuticals, Inc. (Elan) all of its U.S. sales, marketing and distribution rights to Zanaflex Capsules and Zanaflex tablets in July 2004. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. There are currently over 10 generic versions of tizanidine tablets on the market. However, substantial brand loyalty remains in the prescriber community for the Zanaflex brand. Most prescriptions for tizanidine tablets are written as "Zanaflex," although the majority are automatically substituted at the pharmacy for a generic tizanidine tablet. Zanaflex Capsules were approved by the FDA in 2002, but were never marketed by Elan. We began marketing Zanaflex Capsules in April 2005.

  Background

        Spasticity refers to the often painful involuntary tensing, stiffening or contracting of muscles. Spasticity is not a disease but a symptom of other conditions, such as MS, SCI, stroke, traumatic brain injury and cerebral palsy, where portions of the nervous system that control voluntary movement have been damaged. This damage results in the nerve cells in the spinal cord becoming disconnected from controlling centers in the brain and, as a result, transmitting unregulated impulses to the muscles. People who have spasticity may experience it intermittently—it may be triggered by a stimulus, such as pain, pressure sores, cold weather or a urinary tract infection. The majority of people with MS and SCI experience some form of spasticity, as do many people following stroke or brain injuries. We Move, a non-profit organization dedicated to movement disorders, estimates that spasticity affects approximately 500,000 people in the U.S. and over 12 million worldwide.

  Clinical Studies

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

  Neuregulins/GGF2

        Neuregulins form a family of growth factors related to epidermal growth factor. These molecules bind to erbB receptors, which translate the growth factor signal to the cell and cause changes in cell growth, protein production and gene expression. Neuregulins have been shown in published studies to have a range of effects in protection and repair of cells both in the nervous system and in the heart. In 2002, we obtained from CeNeS Pharmaceuticals plc., or CeNeS, an exclusive worldwide license to its neuregulin patents and related technology, including GGF2, our lead molecule from the neuregulin family.

        Neuregulins covered in the portfolio from CeNeS have a number of potential applications. Neuregulins and their erbB receptors are essential for cardiac development and have been shown to protect cardiac muscle cells from stressors that can lead to congestive heart failure, including myocardial infarction. Additionally, neuregulins have been shown to protect the heart and brain from the toxicity of commonly used chemotherapeutic agents, such as anthracyclines. Studies in mouse, rat and dog models of congestive heart failure have shown that neuregulins significantly improve cardiac function and survival. Neuregulins have been shown to stimulate remyelination in animal models of MS and to protect the brain in animal models of stroke. Therefore, neuregulins offer us the potential for multiple CNS and cardiac indications, including MS, stroke and heart failure as well as protection from chemotherapy-induced damage.

        In 2008, we began to work with a contract manufacturer to develop production and purification methods for manufacturing GGF2 under current good manufacturing practices (cGMP) in preparation for a potential future IND application to support human clinical trials for the treatment of heart failure. We selected heart failure as the initial indication because of the strength of the preclinical data, the availability of clear outcome measures, and the potential market size. Acorda and the FDA held a pre-IND meeting in 2009 to discuss an IND filing for heart failure. We expect to file an IND in early 2010. Assuming the NDA is accepted by the FDA, we then expect to initiate a Phase 1 study of GGF2 in heart failure patients. If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we believe that this may enable us to enter into a partnership with a cardiovascular-focused company, and that such a partnership, if achieved, could more efficiently move GGF2 forward in a cardiac indication, while potentially providing us the capital to support our work on neuregulins in neurological indications.

  Remyelinating Antibodies Program

        Our remyelinating antibodies program is based on our research collaboration with Mayo Foundation for Medical Education and Research, or Mayo Clinic. Under a license agreement entered into with Mayo Clinic in September 2000, we have exclusive worldwide rights to patents and other intellectual property for these antibodies related to nervous system disorders. Studies have demonstrated the ability of this family of antibodies to stimulate repair of the myelin sheath in three different animal models of MS. In particular, these antibodies were found to react with molecules on the surface of the cells that make the myelin sheath and stimulate them, leading to increased remyelination activity. Some antibodies within this portfolio also stimulate the growth of neurons and may have applications beyond demyelinating disorders. First identified in mice, similar antibodies were subsequently identified in human blood samples by the Mayo Clinic and we have been able to produce a recombinant human antibody that may be suitable for clinical development.

        We have also supported preclinical studies at Mayo Clinic to learn more about the ways the antibodies act to stimulate the myelin sheath-forming cells. In 2004, Mayo Clinic received a $2 million grant to develop and manufacture clinical-grade material and progress the program towards clinical development. In May 2006, Mayo Clinic and the FDA had a pre-IND meeting to discuss the details of a preclinical development program. We have been working with contract manufacturers to scale up manufacturing and purification processes for one of the remyelinating antibodies (rHIgM22) under cGMPs for preparation for a future IND application.

  Chondroitinase Program

  SCI

  Background

        According to the National Spinal Cord Injury Statistical Center (NSCISC), approximately 259,000 people in the U.S. live with the long-term consequences of SCI and approximately 12,000 new spinal cord injuries occur each year, typically in young men. NSCISC estimates that the average lifetime costs directly attributable to SCI for an individual injured at age 25 varies from approximately $700,000 to $3.1 million depending on the severity of the injury.

        Recent clinical research using imaging and post-mortem studies has shown that the majority of people with SCI do not have severed spinal cords and maintain some nerve fibers that cross the site of injury. However, these surviving nerve fibers are often damaged and lose their myelin sheath. There is no cure for SCI and no approved treatment available that is capable of improving neurological function. Methylprednisolone, a steroid given in a high dose, is often used to treat acute injuries in the U.S. Methylprednisolone is a treatment administered to the patient immediately following an injury to reduce secondary tissue damage, and there is some disagreement in the clinical community on the overall risk-benefit of this treatment. There are several treatments for the symptoms of SCI—which include spasticity, persistent pain, loss of control of bowel and bladder functions, loss of sexual function, compromised breathing, loss of motor function and sensation, and unstable control of blood pressure, heart rate and body temperature—many of which are the same treatments used to address the symptoms of MS. We believe that novel therapies that offer even an incremental improvement in these conditions would have a meaningful impact on the quality of life for people with SCI.

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

        At least six independent laboratories have published animal studies showing that application of chondroitinase results in improved recovery of function following injuries to various areas of the brain or spinal cord. These functions have included walking, forelimb grasping, sensation, and visual and bladder function. We have successfully tested the ability of one of these molecules, Chondroitinase ABC-I, to improve function in an animal model of spinal cord injury. These studies were published in the Journal of Neurotrauma in February 2005. In these studies, rats that sustained a spinal cord injury were treated with either chondroitinase or an ineffective enzyme control and evaluated over 10 weeks of recovery. Animals treated with chondroitinase showed significant improvements both in motor function of the limbs and in bladder function, compared to those treated with the control enzyme. We have also produced and successfully tested a recombinant version of naturally occurring Chondroitinase ABC-I in these same animal models.

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

Sales, Marketing and Managed Markets

        We have established our own specialty sales force and commercial infrastructure in the U.S. to market both Ampyra and Zanaflex Capsules. As of February 19, 2010, this organization consisted of 126 sales, marketing, and managed markets personnel, including 80 sales representatives, which is an increase of 57% since the approval of Ampyra on January 22, 2010. We are preparing for the commercial launch of Ampyra in March 2010 and expect the majority of our expanded sales force to be fully trained and deployed on the first day of launch. We expect to complete the sales force expansion in March 2010, with 100 sales representatives fully trained and in the field.

  •
  Specialty Sales Force.  We employ a field-based team of highly experienced sales professionals to call primarily on neurologists and on other specialists and prescribers treating patients with MS, as well as other conditions that involve spasticity.

  •
  Managed Care Team.  We employ a field-based team responsible for payer strategy, as well as contracting and account management of managed care organizations, pharmacy benefit managers, Medicaid agencies, specialty pharmacies, wholesale drug distribution customers, the Veterans Affairs institutions and the DOD.

  •
  Contract Pharmaceutical Telesales Organization.  To supplement our marketing efforts for Zanaflex Capsules, we engage TMS Professional Markets Group, LLC to provide a small, dedicated telesales force to contact primary care physicians, specialty physicians and pharmacies.

        We have contracted with a third-party organization with extensive experience in coordinating patient benefits to run Ampyra Patient Support Services, a resource of support services for healthcare providers, people with MS and insurance carriers. Prescriptions for Ampyra will be processed through the Ampyra Patient Support Services center, where dedicated and experienced customer care agents will be available to help healthcare professionals process prescriptions, work with insurance carriers to facilitate coverage, and help people with MS access benefits available through reimbursement assistance and patient assistance programs. If insurance coverage is confirmed, the person with MS will be put in touch with the specialty pharmacy provider that has contracted with his or her insurance carrier. Those people with MS who meet income and other requirements, regardless of their insurance status, may receive Ampyra at no cost, where permitted by law. We have also established a program to assist individuals who have private insurance in managing their co-payment costs, where permitted by law.

        We believe that, in general, people with MS are knowledgeable about their conditions, actively seek new treatments, and are directly involved with their prescriber's evaluation of treatment options. We have existing relationships with the major advocacy groups that focus on MS. As an example of our commitment, since 2008, Acorda has been a national sponsor of the National

Multiple Sclerosis Society's Walk MS program. This sponsorship allowed us to engage thousands of people with MS, as well as their families, physicians and caregivers, in a discussion about the impact of walking impairment on their lives. In addition to these efforts, we have implemented a comprehensive series of educational and promotional programs to support Zanaflex Capsules and are implementing educational and promotional programs to support Ampyra.

        Pursuant to our REMS approved by the FDA, Ampyra will be distributed exclusively through a limited network of specialty pharmacies and directly to Kaiser Permanente. Patients with insurance benefits through the Veterans Affairs Administration, Public Health Systems and DOD will also be able to access Ampyra through the Ampyra Patient Support Services center and the Specialty Pharmacy Provider network. Distribution through specialty pharmacies is commonly used for the distribution of MS drugs and is intended to provide the best possible patient experience, improve patient adherence to the required drug regimen, including dosage, and assist in educating patients regarding the risks associated with Ampyra.

        Zanaflex Capsules are principally distributed through wholesale pharmaceutical distributors. We currently depend on three key wholesalers for Zanaflex Capsules. For the year ended December 31, 2009, Cardinal Health, McKesson Corporation and AmerisourceBergen Corporation accounted for approximately 44.1%, 38.5% and 15.6% of our shipments of Zanaflex Capsules, respectively. In addition to our educational, promotional and drug safety monitoring programs for prescribers and patients, we also have a number of programs in place to educate pharmacists about Zanaflex Capsules and the pharmacokinetic differences between Zanaflex Capsules and tizanidine tablets, including generic tizanidine tablets and Zanaflex tablets.

        Zanaflex franchise operations were cash flow positive on an operating basis for 2009. We expect sales of Zanaflex Capsules to decline in 2010 due to increasing managed care pressure, among other factors.

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

Collaborations, Alliances and License Agreements

Biogen Idec

        On June 30, 2009, we entered into the Collaboration Agreement with Biogen Idec, pursuant to which we and Biogen Idec have agreed to collaborate on the development and commercialization of products containing aminopyridines, including Ampyra, initially directed to the treatment of MS (licensed products). The Collaboration Agreement includes a sublicense of our rights under an existing license agreement with Elan. We have also entered into a related supply agreement (Supply Agreement) pursuant to which we will supply Biogen Idec with its requirements for the licensed products through our existing supply agreement with Elan. Biogen Idec Inc., the parent of Biogen Idec, has guaranteed the performance of Biogen Idec's obligations under the Collaboration Agreement and the Supply Agreement.

        Under the Collaboration Agreement, Biogen Idec, itself or through its affiliates, has the exclusive right to commercialize licensed products in all countries outside of the U.S., while we retain the exclusive right to commercialize licensed products in the U.S. Each party will have the exclusive right to develop licensed products for its commercialization territory, although the parties may also decide to jointly carry out mutually agreed future development activities under a cost-sharing arrangement. If Biogen Idec does not participate in the development of licensed products for certain indications or forms of administration, it may lose the right to develop and commercialize the licensed products for such indication or form of administration. Biogen Idec may sublicense its rights to certain unaffiliated distributors. During the term of the Collaboration Agreement and for two years after the Collaboration Agreement terminates, neither party nor its affiliates may, other than pursuant to the Collaboration Agreement, research, develop, manufacture or commercialize any competing product, defined as one that contains aminopyridine or any other compound that acts at least in part through direct interaction with potassium channels to improve neurological function in MS, SCI or other demyelinating conditions, except that we may exploit the licensed products anywhere in the world following termination of the Collaboration Agreement.

        In consideration for the rights granted to Biogen Idec under the Collaboration Agreement, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, which was received on July 1, 2009. Also, as a result of such payment to us, a payment of $7.7 million became payable by us to Elan. We currently estimate the revenue recognition period under the Collaboration Agreement for upfront and milestone payments to be approximately 12 years from the date of this agreement. The Company recognized $4.7 million in license revenue related to the $110.0 million received from Biogen Idec and $330,000 in cost of license revenue related to the $7.7 million paid to Elan during the year ended December 31, 2009. We are also eligible to receive up to $400 million from Biogen Idec if specified regulatory and sales milestones are met.

        Under the Collaboration Agreement, we will also be entitled to receive double-digit tiered royalties on sales of licensed products by Biogen Idec, its affiliates or certain distributors outside of the U.S. Such royalties for products combining a licensed compound with at least one other clinically active therapeutic, prophylactic or diagnostic ingredient are determined based on the contribution of the licensed compound to the overall sales or value of the combination product. Biogen Idec may offset against the royalties payable to us a portion of certain royalties that it may need to pay to third parties.

        Biogen Idec will exclusively purchase all of Biogen Idec's, its affiliates' and its sublicensees' requirements of the licensed products from us. The purchase price paid by Biogen Idec for licensed products under the Collaboration Agreement and Supply Agreement reflects the prices owed to our suppliers under our supply arrangements with Elan or other suppliers. In addition, Biogen Idec will pay us, in consideration for its purchase and sale of the licensed products, any amounts due to Elan for ex-U.S. sales, including royalties owed under the terms of our existing agreements with Elan.

        The Collaboration Agreement will terminate upon the expiration of Biogen Idec's royalty payment obligations, which occurs, on a licensed product-by-licensed product and country-by-country basis, upon the latest of expiration of the last-to-expire patent covering a licensed product, fifteen years following first commercial sale of such licensed product, the expiration of regulatory exclusivity and the existence of certain levels of sales by competing products. The Collaboration Agreement and the Supply Agreement will automatically terminate upon the termination of our license agreement with Elan in its entirety or with respect to all countries outside of the U.S. We cannot terminate our license agreement with Elan without Biogen Idec's prior written consent under certain circumstances. Biogen Idec may terminate the Collaboration Agreement in its entirety or on a country-by-country basis at any time upon 180 days' prior written notice, subject to our right to accelerate such termination. The Collaboration

Agreement may also be terminated by either party if the other party fails to cure a material breach under the agreement, which termination will be limited to a particular country or region under certain circumstances. However, if Biogen Idec has the right to terminate the Collaboration Agreement due to our material uncured breach, Biogen Idec may instead elect to keep the agreement in effect, but decrease the royalty rates they pay us by a specified percentage. We may also terminate the Collaboration Agreement if Biogen Idec does not commercially launch a licensed product within a specified time period after receiving regulatory approval for such licensed product or otherwise fails to meet certain commercialization obligations. In addition, we may terminate the Collaboration Agreement under certain circumstances if (i) Biogen Idec, its affiliates or its sublicensees challenge certain of our patents or (ii) there is a change in control of Biogen Idec or its parent company or certain dispositions of assets by Biogen Idec, its parent or its affiliated companies, followed by a change in the sales and marketing personnel responsible for the licensed products in Biogen Idec's territory of more than a specified percentage within a certain period of time after such change in control or disposition. The Supply Agreement may be terminated by either party if the other party fails to cure a material breach under the Supply Agreement. In addition, the Supply Agreement will terminate automatically upon termination of the Collaboration Agreement, and the Collaboration Agreement will terminate automatically if the Supply Agreement is terminated for any reason other than for a material breach that we are responsible for. To the extent permitted by law, each party may terminate the Collaboration Agreement and the Supply Agreement if the other party is subject to bankruptcy proceedings.

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

        In connection with the entry into the Collaboration Agreement, Biogen Idec and Elan entered into a consent agreement (the Consent Agreement) with us. Under the Consent Agreement, Elan consented to our sublicense of rights to Biogen Idec, and the three parties agreed to set up a committee to coordinate activities under our agreements with Elan with respect to the development, supply and commercialization of the licensed products for Biogen Idec's territory. The Consent Agreement also amended our agreements with Elan by, among other things, permitting us to allow Biogen Idec to grant sublicenses to certain unaffiliated distributors, permitting us to allow Biogen Idec to package the licensed products and requiring Elan to facilitate the qualification of an alternate supplier of the licensed products under certain circumstances.

Elan Corporation plc

Ampyra

        In September 2003, we entered into an amended and restated license agreement with Elan that replaced two prior license agreements for Ampyra in oral sustained release dosage form. Under this agreement, Elan granted us exclusive worldwide rights to Ampyra for all indications, including SCI, MS and all other indications. We agreed to pay Elan milestone payments of up to $15.0 million and royalties based on net sales of products with dalfampridine as the active ingredient. We also agreed to pay Elan 7% of any upfront and milestone payments that we receive from the sublicensing of rights to Ampyra or other aminopyridine products, and in the third quarter 2009, as a result of our Collaboration Agreement with Biogen Idec, we paid Elan $7.7 million. The FDA approval of Ampyra has triggered a milestone of $2.5 million to Elan that will be paid in 2010.

        Elan is also obligated under this agreement to supply us with our commercial requirements for Ampyra in the U.S., as well as to supply Biogen Idec under the Supply Agreement and Consent Agreement with Ampyra for Biogen Idec's clinical trials and for Biogen Idec's commercial requirements.

        Elan may terminate our license in countries in which we have a license, if we fail to file regulatory approvals within a commercially reasonable time after completion and receipt of positive data from all preclinical and clinical studies required for the related NDA equivalent. We could also lose our rights under the license agreement if we fail to launch a product in such countries within 180 days of NDA or equivalent approval or if we fail to fulfill our payment obligations under the license agreement. If Elan terminates our license in any applicable country, Elan is entitled to license from us our patent rights and know-how relating to the product and to market the product in the applicable country, subject to royalty payments to us.

        We have the right to terminate the Elan license at any time by written notice. In addition, the Elan license may be immediately terminated by either party following an incurable breach of any term or provision by the other party. The Elan license may also be terminated by either party following notice and the expiration of a cure period with respect to an uncured breach by either party.

        Subject to the early termination provisions, the Elan license terminates on a country by country basis on the last to occur of fifteen years from the date of the agreement, the expiration of the last to expire Elan patent or the existence of competition in that country.

Zanaflex

        In July 2004, we entered into an Asset Purchase Agreement with Elan pursuant to which we acquired all of Elan's research, development, distribution, sales and marketing rights to Zanaflex Capsules and Zanaflex tablets in the U.S. The assets acquired include the products' FDA registrations and FDA dossiers, proprietary product know-how, a patent and two related patent applications, certain inventory of Zanaflex tablets and certain product books and records. Elan also granted us a license allowing us to use the Zanaflex trademarks in the U.S., with the right to buy the Zanaflex trademark for a nominal sum once specified milestone and royalty payments were made. Those payments have been made, and we purchased and now own the trademarks. Elan also granted us an exclusive, perpetual and royalty-free license to certain intellectual property relating to technology contained in Zanaflex Capsules and Zanaflex tablets or used in the manufacture of Zanaflex Capsules, for use in connection with the sale and marketing of Zanaflex Capsules and Zanaflex tablets in the U.S. We also acquired the right to develop new indications, formulations, dosage forms, delivery systems and process improvements of Zanaflex. Under the agreement, Elan agreed not to directly or indirectly market, distribute or sell any products containing tizanidine as an active pharmaceutical ingredient in the U.S. until the later of the end of our obligation to pay royalties to Elan or valid termination of our supply agreement with Elan. In addition, we agreed not to directly or indirectly market, distribute or sell any products containing tizanidine as its active pharmaceutical ingredient in the United Kingdom or Ireland until July 2007.

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

Rush-Presbyterian St. Luke's Medical Center

        In 1990, Elan licensed from Rush-Presbyterian St. Luke's Medical Center, or Rush, know-how relating to dalfampridine for the treatment of MS. We subsequently licensed this know-how from Elan. In September 2003, we entered into an agreement with Rush and Elan terminating the Rush license to Elan and providing for mutual releases. We also entered into a license agreement with Rush in 2003 in which Rush granted us an exclusive worldwide license to its know-how relating to dalfampridine for the treatment of MS. Rush has also assigned to us its Orphan Drug Designation for dalfampridine for the relief of symptoms of MS.

        We agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. We have made an aggregate of $100,000 in payments under this agreement through December 31, 2009. The FDA approval of Ampyra has triggered the final milestone of $750,000 which will be paid in 2010. The Rush license may be terminated by either party following an uncured material breach by the other party and notice. The Rush license may also be terminated upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party. We also entered into an agreement with Elan relating to the allocation of payments between us and Elan of certain payments to Rush under the Rush license. Subject to the early termination provisions, the Rush license terminates upon expiration of the royalty obligations, which expire fifteen years from the date of the agreement.

Canadian Spinal Research Organization

        In August 2003, we entered into an Amended and Restated License Agreement with the Canadian Spinal Research Organization (CSRO). Under this agreement we were granted an exclusive and worldwide license under certain patent assets and know-how of CSRO relating to the use of dalfampridine in the reduction of chronic pain and spasticity in a spinal cord injured subject.

        We are required to pay to CSRO royalties based on a percentage of net sales of any product incorporating the licensed rights, including certain royalties relating to Ampyra and dalfampridine. No royalty payments have been made to date.

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

Cornell Research Foundation, Inc.

        In February 2003, we entered into a license agreement with Cornell Research Foundation, Inc., or Cornell, pursuant to which we were granted an exclusive license under a patent for the use of dalfampridine in the treatment of anterior horn cell diseases. In consideration for the license, we paid Cornell an upfront license fee and are required to make payments of up to $150,000 to Cornell upon the achievement of certain milestones relating to the successful reissuance or reexamination of the patents licensed to us and the completion of a clinical trial testing the use of Ampyra in amyotrophic lateral sclerosis. We have made an aggregate of $50,000 in payments under this agreement through December 31, 2009. We are also obligated to pay Cornell an annual royalty on certain sales of Ampyra, subject to a minimum annual royalty requirement of $25,000.

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

        In consideration for these licenses, we paid an upfront license fee and are required to make payments of up to $2.15 million upon the achievement of certain milestones. We have made an aggregate of $45,000 in payments under this agreement through December 31, 2009. We are also obligated to pay royalties on net sales and on any sublicense royalties that we receive.

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

Mayo Foundation for Medical Education and Research

        In September 2000, we entered into a license agreement with Mayo Foundation for Education and Research, or Mayo Clinic, pursuant to which we were granted an exclusive worldwide license to its patents and other intellectual property on selected antibodies. Under this agreement, we have the right to develop, make, use and sell those antibodies for nervous system disorders or injuries. We have worked closely with one of Mayo Clinic's research groups on developing and patenting this emerging technology in connection with the therapeutic use of these antibodies, specifically myelination and remyelination in MS and SCI. Mayo Clinic has the right to continue internal research on the antibodies and, in the event it develops other applications that are related to our license, it must offer Acorda certain rights to this new subject matter before rights can be offered to a third party.

        Under the Mayo Clinic agreement, we are obligated to make milestone payments of up to $1.875 million and to pay royalties based on net sales. We have not made any milestone or royalty payments under this agreement through December 31, 2009. The Mayo Clinic agreement may be terminated by either party following an uncured material breach by the other party. We may terminate the Mayo Clinic agreement at will upon prior written notice to Mayo Clinic. In addition, either party also has the right to terminate upon the insolvency of the other party, the filing of bankruptcy by or against the other party, or the assignment of assets to the benefit of creditors by the other party. Unless otherwise terminated, this license agreement will terminate upon the expiration of the last licensed patent in any such licensed product.

        We have also supported preclinical studies at Mayo Clinic to learn more about the ways the antibodies act to stimulate the myelin sheath-forming cells. In 2004, Mayo Clinic received a $2 million grant to develop and manufacture clinical-grade material and progress the program towards clinical development. A subsequent letter agreement between Mayo Clinic and us acknowledges that the work under this grant is being performed subject to and pursuant to our Mayo Clinic agreement.

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

        Our payment obligations to CeNeS include payment of an upfront license fee, royalties based on annual net sales of the product, if any, as well as payments of up to $8.5 million upon achieving certain milestones in connection with the development, testing and regulatory approval of any protein products. We have not made any payments under this agreement through December 31, 2009. We are obligated to make minimum royalty payments commencing in the third calendar year following the first commercial sale of any licensed product. If we fail to pay any minimum royalty, CeNeS will have the option to convert our license or any sublicense to a non-exclusive license. This agreement with CeNeS is effective until the later of November 12, 2017 or the expiration of the last-to-expire valid claim in the licensed patents. We may terminate this agreement at will upon prior written notice to CeNeS. In addition, this first agreement may be terminated by either party following an uncured material breach by the other party and if this agreement is terminated under that provision, we may retain the exclusive worldwide sublicense granted to us under this agreement, provided that we continue to pay royalties.

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

        We have agreed to a timeline to achieve certain milestones relating to the research and development and the clinical testing and filing of regulatory approvals for the products. We are also required to make milestone payments of up to $5.93 million. If we are unable to meet a milestone, CeNeS has agreed to negotiate in good faith with us to agree for a reasonable extension of the time to achieve the milestone up to one year. We are obligated to pay CeNeS a license fee and royalties based on a percentage of net sales of protein products and non-protein products covered under the agreement. We have made payments of $25,000 in connection with this agreement through December 31, 2009.

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

        In 2008, CeNeS was acquired by Paion AG.

Manufacturing

Ampyra

        In September 2003, we entered into an agreement with Elan for our clinical and commercial supply of Ampyra. Under that agreement, we are required to purchase at least 75% of our annual requirements of Ampyra from Elan unless Elan is unable or unwilling to meet our requirements. In addition, the agreement also obligates us to make compensatory payments if we do not purchase 100% of our requirements from Elan.

        As permitted by our agreement with Elan, we have designated Patheon, Inc. (Patheon) as a second manufacturing source of Ampyra. In connection with that designation, Elan assisted us in transferring manufacturing technology to Patheon. We and Elan have agreed that we may purchase up to 25% of our annual requirements from Patheon if we make compensatory payments to Elan. In addition, Patheon may supply us with Ampyra if Elan is unable or unwilling to meet our requirements.

        Under the Consent Agreement entered into among Elan, Biogen Idec and us, Elan consented to our sublicense of our rights under our agreements with Elan to Biogen Idec. The three parties agreed to set up a committee to coordinate activities under these agreements with respect to the development, supply and commercialization of the licensed products for Biogen Idec's territory. The Consent Agreement also amended our agreements with Elan by, among other things, permitting us to allow Biogen Idec to grant sublicenses to certain unaffiliated distributors, permitting us to allow Biogen Idec to package the licensed products and requiring Elan to facilitate the qualification of an alternate supplier of the licensed products under certain circumstances.

Zanaflex

        We currently rely on Elan to supply us with Zanaflex Capsules under our 2004 Supply Agreement. The initial term of the agreement expired in 2009, but is subject to two automatic two-year renewal terms. Either party may terminate the agreement by notifying the other party at least 12 months prior to the expiration of the initial term or any renewal term. In addition, either party may terminate the agreement if the other party commits a material breach that remains uncured. If a failure to supply occurs under the agreement, other than a force majeure event, or if we terminate the supply agreement for cause, Elan must use commercially reasonable efforts to assist us in transferring production of Zanaflex Capsules to us or a third-party manufacturer, provided that such third party is not a technological competitor of Elan. If we need to transfer production, Elan has agreed to grant us a royalty-free, fully paid-up license of its manufacturing know-how and other information and rights related to the production of Zanaflex Capsules, including a license to use its technology for specified purposes. We have the right to sublicense this know-how to a third party manufacturer, provided that this third party is not a technological competitor of Elan. In the event of termination of the supply agreement due to a force majeure event that continues for more than three months, Elan has agreed to enter into negotiations with us to preserve the continuity of supply of products, including the possibility of transferring manufacturing of Zanaflex Capsules to us or a third party manufacturer.

        Prior to March 2007, we relied on a single manufacturer, Novartis, for the supply of tizanidine, the active pharmaceutical ingredient (API) in Zanaflex tablets. Novartis has discontinued production of tizanidine and will no longer supply it. Therefore, we are required to obtain FDA approval for a new supplier of the tizanidine needed for the production of Zanaflex tablets. Elan has agreed to supply us with Novartis-manufactured tizanidine for the manufacture of Zanaflex tablets to satisfy requirements through November 2010. If we fail to gain FDA approval of a new tizanidine supplier for Zanaflex tablets prior to November 2010, we may experience an interruption in our supply after that time.

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

Preclinical Products

        We have established the internal capability to manufacture research quantities of antibody and protein product candidates.

GGF2

        We contracted with CMC ICOS Biologics in 2008 to produce and purify GGF2 under cGMPs. Acorda and CMC ICOS have jointly developed analytical and characterization assays to support the manufacture of GGF2. The details of the manufacturing and purification processes and data from the analytical assays are expected to be provided to FDA in an IND application in early 2010. This drug substance was generated to support GLP safety and toxicology and ultimately human clinical studies.

        The final drug product for GGF2 for clinical studies is being produced at Althea Technologies under a Product Development and Clinical Supply Agreement signed in 2009. The filling process and testing of the filled product is expected to be submitted to FDA in an IND application in early 2010.

rHIgM22

        We have contracted for testing and manufacturing development activities for rHIgM22 to be performed by outside contractors. In 2009, we signed a Master Vendor Agreement with Biovest International Inc. to produce rHIgM22 under cGMPs. In 2009, we also contracted with CMC ICOS Biologics to develop methods and purify under cGMPs the rHIgM22 produced at Biovest. Acorda, CMC ICOS and Mayo are working to develop analytical and characterization assays to support the manufacture of rHIgM22. This manufacturing will support GLP safety and toxicology studies and ultimately, it is hoped, human clinical studies.

Intellectual Property

        As of February 19, 2010, our intellectual property portfolio included intellectual property rights to over 45 U.S. patents, over 115 foreign patents and over 140 pending patent applications world-wide. There are five major families of subject matter in our patent portfolio: Ampyra, Zanaflex Capsules, neuregulins, remyelinating antibodies, and chondroitinase. Our intellectual property also includes copyrights, confidential and trade secret information as well as a portfolio of trademarks.

Ampyra

        We have a patent portfolio with multifaceted coverage on aminopryidine-related subject matter. Our dalfampridine intellectual property estate includes over 60 patent applications, seven of which relate to responder analysis. Fifty-three dalfampridine-related patents are issued and are being maintained world-wide (six in the U.S., 47 internationally).

        We hold an exclusive, worldwide license from Elan to three U.S. patents, with over 20 corresponding foreign patents and pending applications in a number of foreign countries. These patents and applications relate to timed delivery formulations of a family of aminopyridine compounds, including dalfampridine, and methods of treatment directed to classes of relevant neurological conditions. On two of these U.S. patents (Patent Numbers 5,370,879 and 5,540,938), we intend to file patent term extension requests with the U.S. Patent and Trademark Office (USPTO) under the Hatch Waxman law to extend the expiration date of each patent. The length of the extension can be up to five years and depends on factors such as the amount of time taken by the FDA to review the first marketing approval application of the drug covered by the patent. We have requested extensions for the full five year period for both patents. If both requests are granted, we will need to designate one patent to which the extension shall apply, as only one patent can be extended. At present, Patent Number 5,370,879 expires December 6, 2011, and Patent Number 5,540,938 expires July 30, 2013.

        We have been prosecuting applications covering methods of using aminopyridines, such as Ampyra, for a period of time. These include two pending U.S. patent applications and corresponding foreign applications. If granted, a patent resulting from any of these applications would be expected to remain in force at least through 2024. In the last year, we filed three pending U.S. patent applications covering aminopyridine formulations, such as Ampyra. If granted, a patent resulting from any of these formulation applications could remain in force at least through 2024.

        In addition, over the past year, more than 50 patent applications have been filed in the U.S. and world-wide that focus on various methods for using aminopyridines, such as Ampyra. If these applications issue as patents, they could remain in force at least through 2030.

        We hold an exclusive license from Cornell University for an issued U.S. patent that relates to the use of aminopyridine compositions, including dalfampridine, for the treatment of diseases of anterior horn cells, including amyotrophic lateral sclerosis, which is also known as Lou Gehrig's disease. This patent is expected to expire in 2016.

        We hold an exclusive, worldwide license from the Canadian Spinal Research Association (CSRO) for one U.S. patent and over 20 foreign counterpart patents covering the use of dalfampridine in the treatment of spasticity and chronic pain in patients with SCI. This U.S. patent is expected to expire in 2013.

        In February 2008, we acquired certain assets of Neurorecovery, Inc. (NRI). This acquisition enabled us to broaden our intellectual property portfolio on dalfampridine and explore additional therapeutic indications for Ampyra, as well as provide access to pre-clinical compounds that may have utility in nervous system disorders. Under the terms of the purchase agreement, we were assigned two key licensing and research agreements relating to the use of aminopyridines in peripheral neuropathies and to two early stage development candidates. We also acquired NRI's pre-clinical and clinical data, regulatory filings (including Orphan Drug designations), copyrights, trademarks and domain names relating to the three products. Two Phase 2 studies of the aminopyridine compound Ampydin® (IR) for the treatment of chronic functional motor and sensory deficits resulting from Guillain-Barre Syndrome (GBS) have been completed. During the past year, we evaluated the technologies acquired from NRI and identified certain non-aminopyridine technologies and devices that were not sufficiently relevant to our goals or business interests. We have returned the corresponding intellectual property relating to those technologies to their original licensor, the University of Alabama. We will continue to retain the intellectual property assets related to aminopyridines, including an issued U.S. patent and corresponding foreign patents covering the use of mono-aminopyridines, such as dalfampridine, to treat GBS.

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

        In addition, we entered into a Supply Agreement with Elan as part of the acquisition, whereby Zanaflex Capsules are manufactured for us by Elan using Elan's proprietary SODAS® technology and proprietary information. This proprietary technology is owned by Elan and, in the event Elan ceases to manufacture Zanaflex Capsules, Elan has agreed to grant us a royalty-free, fully paid-up license of its manufacturing know-how and other information and rights related to the production of Zanaflex Capsules, including a license to use its SODAS technology for specified purposes. We have the right to sublicense this know-how to a third-party manufacturer, so long as this third party is not a technological competitor of Elan.

        We have purchased the Zanaflex trademarks in the U.S. from Elan.

        In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking marketing approval for generic versions of Zanaflex Capsules. In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, Apotex) in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557 relating to multiparticulate tizanidine compositions, including those sold by us as Zanaflex Capsules. The patent expires in 2021. The lawsuit is ongoing. See Item 3. Legal Proceedings.

Neuregulins

        Our neuregulin patent portfolio contains over 25 pending applications and over 80 neuregulin-related issued patents.

        We are the exclusive licensee under a license agreement with CeNeS Pharmaceuticals, plc, of its worldwide portfolio of patents, patent applications and IP rights related to products of neuregulin genes, including GGF2. Collectively, these patents claim the use of particular neuregulins to treat various pathophysiological conditions, particularly uses to stimulate myelinating cells in order to treat conditions of the central and peripheral nervous system that involve demyelination. These patents also claim a number of additional potential uses of neuregulins, including stimulation of growth in cardiac and mammalian muscle cells, as well as treating cardiac failure, ischemic brain events, peripheral neuropathy and nerve injury.

        In June 2009, we received a U.S. patent directed to using specified neuregulin sequences to treat a central or peripheral nervous system injury associated with demyelination. In February 2010, we received a U.S. patent directed to using specified neuregulin sequences to treat congestive heart failure.

Remyelinating Antibodies

        We have approximately 15 remyelinating antibody-related patent applications, along with 14 corresponding issued patents (two in the U.S. and 12 foreign). Acorda is the exclusive licensee of a portfolio of patents and patent applications related to a series of remyelinating antibodies with respect to nervous system diseases and injuries discovered by scientists at the Mayo Clinic. We have two U.S. patents, one of which issued in January 2009 and is directed to antibody compositions than can induce remyelination, as well as several issued related foreign counterparts.

        There are numerous U.S. and foreign pending applications in our antibody portfolio. Work actively continues on this subject matter and Acorda's antibody-related patent portfolio is expected to expand with relevant new patent filings in 2010.

Chondroitinase

        We have two chondroitinase-related U.S. patents, an issued Australian patent, and approximately 40 pending chondroitinase patent applications.

        We have filed a number of U.S. patent applications and their foreign counterparts directed to chondroitinase enzymes and methods of use and preparation. In particular, we have filed U.S. applications and foreign equivalents relating to chondroitinase enzymes, including fusion proteins of chondroitinase, chimeric proteins including chondroitinase, deletion mutants and certain methods relating to chondroitinase. One of the issued U.S. patents covers chondroitinase ABCI mutant enzymes and related methods of use, while the other covers novel chondroitinase compositions. In addition, we have a license from King's College and University of Cambridge to a U.S. application and its foreign counterparts directed to treatment of CNS damage.

Trademarks

        In addition to patents, our intellectual property portfolio includes over 25 registered and allowed trademarks. These include the marks "Acorda Therapeutics" and our stylized Acorda Therapeutics logo, both of which are registered U.S. trademarks. In addition, our Ampyra trademark has been allowed in the U.S., and we expect to obtain registration of this mark following the commercial launch of Ampyra. We have applied to register the Ampyra trademark internationally. We also own the rights to the registered marks "Zanaflex" and "Zanaflex Capsules" in the U.S. In addition, our trademark portfolio includes several pending trademark applications for potential product names and for disease awareness activities.

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

        To our knowledge, Ampyra is the first product that is approved as a treatment to improve walking in patients with MS. This was demonstrated by walking speed. Several biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological diseases, including MS. Other companies also have products in clinical development, including products approved for other indications in MS, to address improvement of walking ability in people with MS. We are aware that Sanofi-aventis is developing a sodium/potassium channel blocker, nerispirdine, with a potential indication in MS and other conditions. We believe that nerispirdine is in clinical trials for walking in MS and, depending on the results of those trials, any resulting product might compete with Ampyra. BioMarin Pharmaceutical Inc. (BioMarin) acquired the rights formerly owned by EUSA Pharma to amifampridine phosphate, a 3,4-diaminopyridine compound, which in January 2010 received marketing authorization in the EU for use in Lambert Eaton Myasthenic Syndrome (LEMS). BioMarin has announced that it will be working to determine the regulatory path for approval in the U.S. for LEMS, as well as exploring developing the product for use in other indications, which may include MS. In the EU, and the U.S., if this product is successfully developed and approved, physicians might prescribe it instead of Ampyra even if it were not approved for MS. In certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis. We are aware that at present compounded dalfampridine is used by some people with MS. Although we expect this use to decrease substantially when Ampyra is commercially launched, it is possible that some people will continue to use compounded dalfampridine. Several companies are engaged in developing products that include novel immune system approaches and cell transplant approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete with Ampyra or our preclinical candidates in the future.

        We believe that Ampyra may be complementary to both the relapse management and disease course management therapies that are commercially available. Nonetheless, Ampyra may compete for market acceptance with these current treatments because they have been accepted and regularly prescribed to people with MS by physicians, or because they are being promoted to improve walking or other neurological functions.

Spasticity

        Tizanidine, the active pharmaceutical ingredient in Zanaflex Capsules, Zanaflex tablets and generic tizanidine tablets, is one of the two leading FDA-approved treatments for spasticity, a symptom suffered by both MS and SCI patients. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. Twelve generic manufacturers of tizanidine are distributing their own tablet formulations. As noted under "—Intellectual Property—Zanaflex" above, the Company is in litigation with Apotex with regard to its filing of an ANDA for the approval of a purported generic version of Zanaflex Capsules and certification against the Company's patent. In addition, several companies have reported that they are working on potential new delivery formulations of tizanidine. Baclofen, which is also available generically, is the other leading drug for the treatment of spasticity. The mechanism of action and associated effects of baclofen are different from those of tizanidine. Due to the different pharmacokinetic profile of Zanaflex Capsules, Zanaflex tablets and generic tizanidine tablets are not AB-rated with Zanaflex Capsules.

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

        In the U.S., Ampyra, Zanaflex Capsules and Zanaflex tablets and our product candidates, are regulated by the FDA as drugs. Other of our product candidates are potentially regulated both as drugs and as biological products. Drugs are subject to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations of the FDA, as well as to other federal, state, and local statutes and regulations. Biologics are regulated under both the Federal Food, Drug, and Cosmetic Act, as amended, and the Public Health Service Act, as amended. Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA's and other health authorities' delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Similar civil or criminal penalties could be imposed by other government agencies or agencies of the states and localities in which our products are manufactured, sold or distributed.

        The process required by the FDA under these laws before our product candidates may be marketed in the U.S. generally involves the following:

  •
  preclinical laboratory and animal tests;

  •
  submission to the FDA of an IND, an application which must become effective before human clinical trials may begin;

  •
  completion of at least two adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use(s);

  •
  FDA review of whether each facility in which the product is manufactured, processed, packed or held meets standards designed to assure the product's continued quality; and

  •
  submission to the FDA of an NDA in the case of a drug, or a Biologics License Application, or BLA, in the case of a biologic, that must be approved containing preclinical and clinical data, proposed labeling and information to demonstrate that the product will be manufactured to appropriate standards.

        The research, development and approval process requires substantial time, effort, and financial resources and we cannot be certain that any approval will be granted on a timely or commercially viable basis, if at all.

        Preclinical studies include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its safety and potential efficacy. We then submit the results of the preclinical studies, together with manufacturing information, analytical data and any available clinical data or literature to the FDA as part of an IND application, which must become effective before we may begin human clinical trials. The IND becomes effective 30 days after the FDA filing, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Further, an independent Institutional Review Board charged with protecting the welfare of human subjects involved in research at each medical center proposing to conduct the clinical trials must review and approve any clinical trial before it commences at that center. Many studies also employ a data safety monitoring board, or DSMB, with experts who are otherwise independent of the conduct of the study and are given access to the unblinded study data periodically during the study to determine whether the study should be halted. For example, a DSMB might halt a study if an unacceptable safety issue emerges, or if the data showing the effectiveness of the study drug would make it unethical to continue giving patients placebo. Study subjects must provide informed consent before their participation in the research study.

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

        Before proceeding with a Phase 3 study, sponsors may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as a Special Protocol Assessment or SPA. SPAs help establish up front agreement with the FDA about the adequacy of the design of a clinical trial to support a regulatory approval, but the agreement is not binding if new circumstances arise. In addition, even if an SPA remains in place and the trial meets its endpoints with statistical significance, the FDA could determine that the overall balance of risks and benefits for the product candidate is not adequate to support approval, or only justifies approval for a narrow set of clinical uses or approval with restricted distribution or other burdensome post-approval requirements or limitations.

        Federal and state law requires the submission of registry and results information for most clinical trials. These requirements generally do not apply to Phase 1 clinical trials.

        U.S. law requires that studies conducted to support approval for product marketing be "adequate and well controlled." In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with good clinical practice, or GCP, requirements.

        We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA, the Institutional Review Boards or the DSMB may prevent clinical trials from beginning or may place clinical trials on hold or terminate them at any point in this process if, among other reasons, they conclude that study subjects or patients are being exposed to an unacceptable health risk.

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

        Once an NDA or BLA is submitted for FDA approval, the FDA will accept the NDA or BLA for filing if deemed complete, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. The FDA has established performance goals for the review of NDAs and BLAs, six months for priority applications and 10 months for regular applications. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an "action letter" that describes additional work that must be done before the application can be approved. The FDA's review of an application may involve review and recommendations by an independent FDA advisory committee.

        The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If the FDA approves a product, it will limit the approved therapeutic uses for the product as described in the product labeling, may require that contraindications or warning statements be included in the product labeling, may require that additional studies or clinical trials be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval or post-approval, or limit labeling. Under a REMS, the FDA may impose significant restrictions on distribution and use of a marketed product, may require the distribution of medication guides to patients and/or healthcare professionals or patient communication plans, and may impose a timetable for submission of assessments of the effectiveness of a REMS. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may also impose a REMS after product approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

        Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years or more and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product candidate. Government regulation may delay or prevent marketing of potential products for a considerable period of time or permanently and impose costly procedures upon our activities. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain and maintain regulatory approvals would have a material adverse effect on our business. Marketing our product candidates abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Post-Approval Regulation

        Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug and other reporting, advertising and promotion restrictions. The FDA's rules for advertising and promotion require, among other things, that we not promote our products for unapproved uses and that our promotion be fairly balanced and adequately substantiated by clinical studies. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug if it becomes aware of new safety information that the agency believes should be included in the approved drug's labeling. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

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

        We and our product candidates are also subject to a variety of state laws and regulations in those states or localities where they are or will be marketed. For example, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in that state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Any applicable state or local regulations may hinder our ability to market, or increase the cost of marketing, our products in those states or localities.

        The FDA's policies may change and additional government regulations may be enacted which could impose additional burdens or limitations on our ability to market products after approval. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the U.S. or abroad.

Orphan Drugs

        Under the Orphan Drug Act, special incentives exist for sponsors to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the U.S. Requests for orphan drug designation must be submitted before the submission of an NDA or BLA. We have received orphan drug designation for Ampyra for the treatment of both MS and incomplete SCI.

        Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications. If a product that has an orphan drug designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity for that use. This means that, subsequent to approval, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. FDA may approve a subsequent application from another person if FDA determines that the application is for a different drug or different use, or if FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public's need. If the FDA approves someone else's application for the same drug that has orphan exclusivity, but for a different use, the competing drug could be prescribed by physicians outside its FDA approval for the orphan use, notwithstanding the existence of orphan exclusivity. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another person from receiving approval for the same or a similar drug for the same or other uses.

Generic Drugs, AB Ratings and Pharmacy Substitution

        Generic drugs are approved through an abbreviated regulatory process, which differs in important ways from the process followed for innovative products. Generally an abbreviated new drug application, or ANDA, is filed with the FDA. The ANDA must seek approval of a product candidate that has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as a so-called "reference listed drug" approved under an NDA with full supporting data to establish safety and effectiveness. Only limited exceptions exist to this ANDA sameness requirement, including certain limited variations approved by the FDA through a special suitability petition process. The ANDA also generally contains limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at a rate and extent consistent with that of the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug.

        Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed. If the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time, an automatic stay bars FDA approval of the ANDA for 30 months pending resolution of the suit or other action by the court. If the 30-month stay is lifted or expires and the ANDA applicant is able otherwise to meet the FDA's requirements for the approval of ANDAs, the generic manufacturer may begin selling its product even if patent litigation is pending. If the generic manufacturer launches before patent litigation is resolved, the launch is at the risk of the generic manufacturer being later held liable for patent infringement damages.

        Many states require or permit pharmacists to substitute generic equivalents for brand-name prescriptions unless the physician has prohibited substitution. Managed care organizations often urge physicians to prescribe drugs with generic equivalents, and to authorize substitution, as a means of controlling costs of prescriptions. They also may require lower co-payments as an incentive to patients to ask for and accept generics.

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

Foreign Regulation and Product Approval

        Outside the U.S., our ability or the ability of our collaboration partner Biogen Idec to market a product candidate is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in the entire European Economic Area (EEA) or in more than one individual EC member state. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

Other Regulations

        In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, as amended, the False Claims Act, also as amended, and are affected by the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act (VHCA), we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Administration and DOD, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Recent legislative changes purport to require that discounted prices be offered for certain DOD purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

        Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. In addition, our activities are potentially subject to federal and state consumer protection and unfair competition laws.

        We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Reimbursement and Pricing Controls

        In many of the markets where we or Biogen Idec, our collaboration partner for Ampyra, would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms.

        In the U.S., there has been an increased focus on drug pricing in recent years. Although there are currently no direct government price controls over private sector purchases in the U.S., federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public health care programs such as Medicaid. Various states have adopted further mechanisms under Medicaid and otherwise that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products. Federal legislation, enacted in December 2003, has altered federal reimbursement for physician-administered drugs covered by Medicare. Under the new reimbursement methodology, physicians are reimbursed for such drugs based on a product's "average sales price," or ASP. This new reimbursement methodology has generally led to lower reimbursement levels. The federal legislation also added an outpatient prescription drug benefit to Medicare, effective January 2006, which is provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. The Deficit Reduction Act of 2005 resulted in changes to the way drug prices are reported to the government and the formula using such information to calculate the required Medicaid rebates. More recently, the federal government has been considering proposals intended to reform the U.S. health care system. These proposals may increase government involvement in health care, require individuals to purchase insurance, impose taxes on pharmaceutical products and employers, require payment of additional rebates or provision of discounts for pharmaceutical products, increase regulation of pharmaceutical products, result in changes to reimbursement rates, and otherwise change the way we do business. The effect of these proposals could have an impact on our results of operations.

        Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA and/or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, or OBRA '93, with certain exceptions, provides for Medicare coverage of unapproved uses of an FDA-approved drug if the unapproved use is reasonable and necessary and is supported by one or more citations in the American Hospital Formulary Service Drug Information, the national Comprehensive Cancer Network Drugs and Biologics Compendium, Thompson Micromedix, DrugDex, or Clinical Pharmacology. Another commonly cited compendium, for example under Medicaid, is the DrugDex Information System.

        Different pricing and reimbursement schemes exist in other countries. For example, in the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Clinical Excellence in the UK which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

EMPLOYEES

        As of February 19, 2010, we had 249 employees. Of the 249 employees, 48 perform research and development activities, including preclinical programs, clinical trials, regulatory affairs and biostatistics, and 201 work in sales, marketing, managed markets, business development, manufacturing, medical affairs, communications, and general and administrative.

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

Item 1A.    Risk Factors.

        You should carefully consider the risks described below, in addition to the other information contained in this Annual Report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks related to our business

We have a history of operating losses and we expect to continue to incur losses and may never be profitable.

        As of December 31, 2009, we had an accumulated deficit of approximately $428.3 million. We had net losses of $83.9 million, $74.3 million and $38.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. We have had operating losses since inception as a result of our significant clinical development, research and development, general and administrative, sales, managed markets and marketing, medical affairs and business development expenses. We may incur losses for the next several years as we expand our sales, managed markets and marketing capabilities and conduct other activities in connection with the commercial launch of Ampyra, and as we continue our product development and research and development activities.

        Our prospects for achieving and then sustaining profitability will depend primarily on how successful we are in executing our business plan to:

  •
  commercialize Ampyra in the U.S. and have Biogen Idec obtain regulatory approval for Ampyra (as Fampridine Prolonged Release tablets) in the EU and other markets outside the U.S.;

  •
  achieve planned sales levels for Zanaflex Capsules;

  •
  continue to develop our preclinical product candidates and advance them into clinical trials; and

  •
  evaluate and potentially expand our product development pipeline through the potential in-licensing and/or acquisition of additional products and technologies.

If we are not successful in executing our business plan, we may never achieve or may not sustain profitability.

We will be highly dependent on the commercial success of Ampyra in the U.S. for the foreseeable future; we may be unable to meet our expectations with respect to Ampyra sales and/or attain profitability and positive cash flow from operations.

        We currently derive substantially all of our revenue from the sale of Zanaflex Capsules and Zanaflex tablets and we believe that sales of Zanaflex Capsules will continue to constitute a significant portion of our total revenue through 2010. We expect that our sales of Zanaflex Capsules for 2010 will decline compared to our 2009 sales, due to increasing managed care pressure, including an increase in the number of third-party payers who have implemented restrictions on the coverage of Zanaflex Capsules, among other factors.

        On January 22, 2010, the FDA approved Ampyra as a treatment to improve walking in people with MS. This was demonstrated by an increase in walking speed. We expect Ampyra to be commercially available for the first time in March 2010. The commercial success of Ampyra will depend on a number of factors, including:

  •
  the effectiveness of our sales, managed markets and marketing efforts;

  •
  the acceptance of Ampyra in the medical community, particularly with respect to whether physicians and patients view Ampyra as safe and effective for its labeled indication, and whether it has an acceptable benefit-to-risk profile;

  •
  the availability of adequate reimbursement by third-party payers;

  •
  the continued use of compounded dalfampridine available through pharmacies in the U.S. and elsewhere that engage in compounding;

  •
  the occurrence of any side effects, adverse reactions or misuse (or any unfavorable publicity relating thereto) stemming from the use of Ampyra; and

  •
  the development of competing products or therapies for the treatment of MS or its symptoms.

        Forecasting revenue is difficult, especially when there is little commercial history, the product is the first product approved for a particular indication and the level of market acceptance of the product is uncertain. We may experience significant fluctuations in sales of Ampyra from period to period and, ultimately, we may never generate sufficient revenues from Ampyra and Zanaflex Capsules and Zanaflex tablets to reach profitability or sustain our projected levels of operations.

Our recently expanded sales, managed markets and marketing organization may not be successful in effectively marketing Ampyra, which could in turn materially adversely affect our cash flow and prospects for achieving profitability.

        Following FDA approval of Ampyra on January 22, 2010, in preparation for its commercial launch in the U.S., we have increased and are continuing to increase the size of our sales, managed markets and marketing infrastructure and expect to add additional employees, including approximately doubling of the number of sales representatives from 52 to 100 through March. This has increased our fixed expenses significantly. If we do not effectively integrate and manage our expanded sales, managed markets and marketing infrastructure or if our sales of Ampyra do not grow sufficiently to justify the increased expenses associated with sales, managed markets and marketing, our cash flow and our results of operations will be materially adversely affected. In addition, we are seeking to hire additional sales, managed markets and marketing personnel and we may not be able to hire, train and retain a sufficient number of these individuals, in a timely manner or at all.

We have no manufacturing capabilities and are dependent upon Elan and other third party suppliers to manufacture Ampyra, Zanaflex Capsules and Zanaflex tablets.

        We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of Ampyra, Zanaflex Capsules, or Zanaflex tablets. We rely and expect to continue to rely on third parties for the production and packaging of our commercial products and clinical trial materials for those and other products.

        We rely exclusively on Elan to supply us with our requirements for Ampyra. Under our supply agreement with Elan, we are obligated to purchase at least 75% of our yearly supply of Ampyra from Elan, and we are required to make compensatory payments if we do not purchase 100% of our requirements from Elan, subject to certain exceptions. We and Elan have agreed that we may purchase up to 25% of our annual requirements from Patheon, a mutually agreed-upon second manufacturing source, with compensatory payment. We and Elan also rely on a single third-party manufacturer to supply dalfampridine, the active pharmaceutical ingredient in Ampyra.

        Ampyra was initially manufactured at a smaller scale appropriate for clinical trial supply requirements. In 2009, both Elan and Patheon completed manufacturing scale-up appropriate to adequately supply our Ampyra commercial forecasts. There is always risk associated with the scale-up of production such that the drug product manufactured at the higher, commercial scale may not be equivalent to the drug product produced at the lower, clinical scale. In such case, we might not have adequate commercial supply or there might be issues with the quality of the drug product.

        We also rely on a single manufacturer, Elan, for the supply of Zanaflex Capsules. Zanaflex Capsules are manufactured using Elan's proprietary multiparticulate drug delivery technology. Elan is obligated, in the event of a failure to supply Zanaflex Capsules, to use commercially reasonable efforts to assist us in either producing Zanaflex Capsules ourselves or in transferring production of Zanaflex Capsules to a third-party manufacturer, provided that such third-party manufacturer is not a technological competitor of Elan. In the event that production is transferred to a third party, the FDA may require us to demonstrate through bioequivalence studies and laboratory testing that the product made by the new supplier is equivalent to the current Zanaflex Capsules before we could distribute products from that supplier. The process of transferring the technology and qualifying the new supplier could take a year or more.

        Under our supply agreement with Elan, we provide Elan with monthly written 18-month forecasts, and with annual written two-year forecasts for our supply requirements of Zanaflex Capsules. In each of the five months following the submission of our written 18-month forecast we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less. Elan is not obligated to supply us with quantities in excess of our forecasted amounts, although it has agreed to use commercially reasonable efforts to do so. If our forecasts of our supply requirements are inaccurate, we may have an excess or insufficient supply of Zanaflex Capsules.

        Prior to March 2007, we relied on a single manufacturer, Novartis, for the supply of tizanidine, the API in Zanaflex tablets. Novartis has discontinued production of tizanidine and will no longer supply it. Therefore, we are required to obtain FDA approval for a new supplier of the tizanidine needed for the production of Zanaflex tablets. Elan has agreed to supply us with tizanidine for the manufacture of Zanaflex tablets to satisfy requirements through November 2010. If we fail to gain FDA approval of a new tizanidine supplier for Zanaflex tablets prior to November 2010, we may experience an interruption in our supply at that time.

        We are currently in contract negotiations with Patheon regarding the manufacture of Zanaflex tablets, which Patheon has agreed to manufacture prior to the contract being executed. If either Elan or Patheon experiences any disruption in their operations, a delay or interruption in the supply of our Zanaflex products could result until the affected supplier cures the problem or we locate an alternate source of supply. We may not be able to enter into alternative supply arrangements on terms that are commercially favorable, if at all. Any new supplier would also be required to qualify under applicable regulatory requirements. We could experience substantial delays before we are able to qualify any new supplier and transfer the required manufacturing technology to that supplier.

        Our dependence on others to manufacture our marketed products and clinical trial materials may adversely affect our ability to develop and commercialize our products on a timely and competitive basis. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

Even though we have obtained marketing approval for Ampyra, the approval is subject to a REMS and post-marketing commitments, which may affect the success of Ampyra.

        The marketing approval we received for Ampyra is subject to risk mitigation activities we must undertake in accordance with a REMS, a commitment to report all seizures we learn about in post-approval use to the FDA on an expedited basis, and requirements for potentially costly follow-up animal and clinical studies and analyses. The post-approval requirements will impose burdens and costs on us. If the post-approval animal and clinical studies and analyses we must conduct identify new safety concerns, or if our REMS and other measures are not effective in preventing or minimizing the prevalence of seizures or other serious safety risks, the approval of Ampyra could be further limited or withdrawn, or we might be required to undertake additional burdensome post-approval activities. In addition, failure to complete the required studies and meet our other post-approval commitments could lead to negative regulatory action at the FDA, which could include withdrawal of regulatory approval.

The FDA-approved product labeling for Ampyra is limited and may adversely affect market acceptance of Ampyra.

        Ampyra was approved with an indicated use limited to improving walking. This was demonstrated by an increase in walking speed. The approved labeling also contains other limitations on use and warnings and contraindications for risks. If potential purchasers or those influencing purchasing decisions, such as physicians and pharmacists or payers, react negatively to Ampyra because of their perception of the limitations or safety risks in the approved product labeling, it may result in lower product acceptance and lower product revenues.

        In addition, our promotion of Ampyra will have to reflect the specific indication and other limitations on use, and disclose the safety risks associated with the use of Ampyra as set out in the approved product labeling. We must submit all promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners, and face other adverse enforcement action.

If we or others identify previously unknown side effects of Ampyra, or known side effects are more frequent or severe than in the past, our business would be adversely affected and could lead to a significant decrease in sales of Ampyra or to the FDA's withdrawal of marketing approval.

        Based on our clinical trials, the side effects of Ampyra include seizures, urinary tract infection, trouble sleeping (insomnia), dizziness, headache, nausea, weakness, back pain, and problems with balance. However, if we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, or if we or others detect unexpected safety signals for Ampyra or any products perceived to be similar to Ampyra, then in any of these circumstances:

  •
  sales of Ampyra may be significantly decreased from projected sales;

  •
  regulatory approvals for Ampyra may be restricted or withdrawn;

  •
  we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals;

  •
  reformulation of the product, additional preclinical or clinical studies, changes in labeling or changes to or reapprovals of manufacturing facilities may be required;

  •
  our reputation in the marketplace may suffer; and

  •
  government investigations and lawsuits, including class action suits, may be brought against us.

Any of the above occurrences would harm or prevent sales of Ampyra, increase our expenses and impair our ability to successfully commercialize Ampyra.

        Furthermore, now that Ampyra is approved in the U.S., it will be used in a wider population and in a less rigorously controlled environment than in clinical studies. It is expected that some patients exposed to Ampyra will have serious adverse side effects, possibly including seizures. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of Ampyra is associated with serious adverse effects, which could mean that our ability to commercialize Ampyra could be adversely affected and our business could be impaired.

If the specialty pharmacies that we rely upon to sell Ampyra in the U.S. fail to perform, our business may be adversely affected.

        Our success in commercializing Ampyra will depend on the continued customer support efforts of our network of specialty pharmacies. A specialty pharmacy is a pharmacy that specializes in the dispensing of injectable, infused or certain other medications typically for complex or chronic conditions, which often require a high level of patient education and ongoing management. Specialty pharmacies are commonly used to dispense MS drugs, many of which are injectable. The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies will:

  •
  not provide us with accurate or timely information regarding their inventories, the number of patients who are using Ampyra or Ampyra complaints;

  •
  not effectively sell or support Ampyra;

  •
  reduce their efforts or discontinue selling or supporting Ampyra;

  •
  not devote the resources necessary to sell Ampyra in the volumes and within the time frames that we expect;

  •
  be unable to satisfy financial obligations to us or others;

  •
  not have the required licenses to distribute drugs; or

  •
  cease operations.

We may incur significant liability if it is determined that we are promoting the "off-label" use of Ampyra or any other marketed drug.

        Physicians may prescribe drug products for uses that are not described in the product's labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. Accordingly, prior to approval of Ampyra for use in any indications other than improving walking ability in people with MS, we may not promote Ampyra for these indications. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

        Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. Although we believe that all of our communications regarding our marketed products are in compliance with the relevant regulatory requirements, the FDA or another regulatory or enforcement authority may disagree. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

We are dependent on our collaboration with Biogen Idec to commercialize Ampyra outside of the U.S.

        Pursuant to our Collaboration Agreement with Biogen Idec, entered into in June 2009, we granted Biogen Idec an exclusive license to develop and commercialize Ampyra and other products containing aminopyridines in all territories outside the U.S. We may enter into additional collaborations with third parties to develop and commercialize some of our product candidates in the future. Our dependence on Biogen Idec for the development and commercialization of Ampyra outside the U.S., and our dependence on future collaborators for development and commercialization of additional product candidates, will subject us to a number of risks, including:

  •
  we may not be able to control the amount and timing of resources that our collaborators devote to the development or commercialization of product candidates or to their marketing and distribution;

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

Our collaboration partner, Biogen Idec, will need to obtain regulatory approval in foreign jurisdictions where we seek to market Ampyra.

        In order to market our products in the EU and many other foreign jurisdictions, separate regulatory approvals must be obtained and numerous and varying regulatory requirements must be complied with. Approval procedures vary among countries and can involve additional clinical and nonclinical testing. The time required to obtain approval may differ from that required to obtain FDA approval. We and our partner may fail to obtain foreign regulatory approvals on a timely basis, if at all. In addition, individual countries, within the EU or elsewhere, may require additional steps after regulatory approval to gain access to national markets, such as agreements with pricing authorities and other agencies, that may affect the ability of us or our partner to market and sell products outside the U.S. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Inability to obtain necessary regulatory approvals to commercialize Ampyra or other product candidates in foreign markets could materially adversely affect our business prospects.

        Under the Collaboration Agreement, Biogen Idec has the right to develop and commercialize Ampyra in the EU and other markets outside the U.S. Although Biogen Idec has submitted a centralized MAA to the EMA and an NDS to Health Canada for Ampyra, known outside the U.S. as fampridine, the EMA and Health Canada may determine that the data submitted are not sufficient to support an application for marketing approval of Ampyra, which could lead to additional information requirements, including the submission of data from supplemental clinical trials other than those that support our U.S. filings with the FDA. Any requirements to conduct supplemental trials would add to the cost and risks of development and approval. Additional or supplemental trials with respect to Ampyra or other product candidates could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA.

Our drug development programs are in early stages of development and may never be commercialized.

        All of our active development programs are in the preclinical phase. Our future success depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to clinical trials. These product candidates will require significant development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized.

        Our preclinical programs may not lead to commercially viable products for several reasons. For example, we may fail to identify promising product candidates, our product candidates may fail to be safe and effective in preclinical tests or clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. In addition, because we have limited resources, we are focusing on product candidates that we believe are the most promising. As a result, we may delay or forego pursuit of opportunities with other product candidates. From time to time, we may establish and announce certain development goals for our product candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. For example, based on feedback from the FDA in our pre-IND meeting, we moved the expected filing of our projected future IND application for GGF2 from late 2009 to early 2010. If we are unsuccessful in advancing our preclinical programs into clinical testing or in obtaining regulatory approval, our long-term business prospects will be harmed.

Our other drug development products must undergo rigorous clinical testing, the results of which are uncertain and could substantially delay or prevent us from bringing them to market.

        Before we can obtain regulatory approval for any product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of new product candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete, and the outcome of such trials is uncertain.

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

The pharmaceutical industry is subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our product candidates and, if we do not comply with FDA regulations if we obtain regulatory approval, approved products could be withdrawn from the market.

        Our research, development, preclinical and clinical trial activities, as well as the manufacture and marketing of any products that we may successfully develop, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies abroad. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain, and any regulatory approvals may contain limitations on the indicated usage of a drug or, distribution restrictions, or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we institute and follow a special risk management plan to monitor and manage potential safety issues, all of which may eliminate or reduce the drug's market potential. Additional adverse events that could impact commercial success, or even continued regulatory approval, might emerge with more extensive post-approval patient use. Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market.

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

        We also are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to other regulatory requirements that apply to marketed drugs manufactured or distributed by us. If we receive a notice of inspectional observations or deficiencies from FDA, we may be required to undertake corrective and preventive actions in order to address the FDA's concerns, which could be expensive and time-consuming to complete and could impose additional burdens and expenses on how we conduct the affected activities. For example, the FDA conducted an inspection of our adverse event reporting in February 2009 that resulted in a Form FDA 483 with five inspectional observations. The observations cited the failure to submit NDA field alert reports for Zanaflex Capsules in a timely manner, the failure to review adequately complaints concerning distributed product, the late submission of NDA annual reports, and inadequate written procedures for our quality control unit, NDA field alert reporting, and the training of our personnel. We have undertaken corrective and preventive actions in order to address the FDA's concerns cited in the Form FDA 483. However, the FDA might identify different or additional deficiencies in subsequent inspections. In addition, although Ampyra was approved by the FDA on January 22, 2010, the FDA has not inspected our third party suppliers' drug product manufacturing sites in connection with that approval. The process validation efforts and manufacturing process at these sites could be inspected at a later date and the FDA might find what it considers to be deficiencies in the manufacturing process or process validation efforts, which could negatively impact the availability of product supply.

        We and our third party suppliers are generally required to maintain compliance with cGMPs and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In addition, the FDA must approve any significant changes to our suppliers or manufacturing methods. If we or our third party suppliers cannot demonstrate ongoing cGMP compliance, we may be required to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of our third party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions. Non-compliance could increase our costs, cause us to lose revenue, and damage our reputation.

Our products and product candidates may not gain market acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenue.

        Market acceptance of our products and product candidates will depend on the benefits of our products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness and our ability to demonstrate these benefits to physicians and patients. We believe market acceptance also depends on the pricing of our products and the reimbursement policies of government and third-party payers, as well as on the effectiveness of our sales and marketing activities. Physicians may not prescribe our products, and patients may determine, for any reason, that our products are not useful to them. For example, physicians may not believe that the benefits of Zanaflex Capsules outweigh their higher cost in relation to Zanaflex tablets or generic tizanidine tablets, or that the benefits of Ampyra are meaningful for patients.

        Ampyra was approved with an indicated use limited to improving walking in patients with MS and specifies that this was demonstrated by an increase in walking speed. The approved labeling also contains other limitations on use and warnings and contraindications for risks. If potential purchasers or those influencing purchasing decisions, such as physicians and pharmacists or third- party payers react negatively to Ampyra because of their perception of the limitations or safety risks in the approved product labeling, it may result in lower product acceptance and lower product revenues. If Ampyra is not listed on the preferred drug lists of third-party payers, or Ampyra is on the preferred drug list but subject to unfavorable limitations or preconditions or in disadvantageous positions on tiered formularies, our sales may suffer.

        In the U.S., the federal government has provided significantly increased funding for comparative effectiveness research, which may compare our products with other treatments and may result in published findings that would, in turn, discourage use of our products by physicians and payments for our products by payers. Similar research is funded in other countries, including in Europe. The failure of any of our products or product candidates, once approved, to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

        If our products are approved in the EU, their success there will also depend largely on obtaining and maintaining government reimbursement because, in many European countries, patients will not use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by one year or more. Even if reimbursement is available, reimbursement policies may adversely affect the ability of us or our partners, such as Biogen Idec, to sell our products on a profitable basis.

        Several additional factors may limit the market acceptance of products, including:

  •
  rate of adoption by healthcare practitioners;

  •
  rate of a product's acceptance by the target population,

  •
  timing of market entry relative to competitive products,

  •
  availability of alternative therapies,

  •
  perceived advantages over alternative therapies,

  •
  price of product relative to alternative therapies,

  •
  extent of marketing efforts,

  •
  availability of adequate reimbursement by third parties, and

  •
  side effects or unfavorable publicity concerning the products or similar products.

If our products do not achieve market acceptance in the U.S., we may not realize sufficient revenues from product sales, which may cause our stock price to decline.

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate false claims laws or fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we may be subject to civil or criminal penalties or additional reimbursement requirements and sanctions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

        In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes and false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

        The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce or facilitate prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

        Sanctions under these federal and state laws may include requirements to make payments to correct for underpayments or repay overpayments, civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines and imprisonment.

        We participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge. If products are made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply. Pharmaceutical companies have been prosecuted under federal and state false claims laws for manipulating information submitted to the Medicaid Rebate Program or for knowingly submitting or using allegedly inaccurate pricing information in connection with federal pricing and discount programs.

        Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us or our contractors, governmental or regulatory agencies and the courts. Our methodologies for calculating these prices could be challenged under false claims laws or other laws. We or our contractors could make a mistake in calculating reported prices and required discounts, revisions to those prices and discounts, or determining whether a revision is necessary, which could result in retroactive rebates (and interest, if any). Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If this were to occur, we could face, in addition to prosecution under federal and state false claims laws, substantial liability and civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines or imprisonment or prosecutors may impose a Corporate Integrity Agreement, Deferred Prosecution Agreement, or similar arrangement.

        In addition, proposed federal legislation may impose additional requirements. For example, in January 2009, Senators Grassley and Kohl introduced a federal physician payment disclosure bill—the Physician Payments Sunshine Act of 2009—which, if enacted, will require pharmaceutical manufacturers to report certain gifts and payments to physicians; the reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

Our potential products may not be commercially viable if we fail to obtain an adequate level of reimbursement for these products by Medicaid, Medicare or other third-party payers.

        Our commercial success will depend in part on third-party payers, such as government or government-sponsored health administrative authorities, including Medicaid and Medicare Part D, private health insurers and other such organizations, agreeing to reimburse patients for the cost of our products. Significant uncertainty exists as to the reimbursement status of newly-approved drug products. Third-party payers are increasingly challenging the pricing of medical products and services and their reimbursement practices may affect the price levels for Ampyra and Zanaflex Capsules. Our business would be materially adversely affected if the Medicaid program, Medicare program or other third-party payers were to deny reimbursement for our products or provide reimbursement only on unfavorable terms. Our business could also be adversely affected if the Medicaid program, Medicare program or other reimbursing bodies or payers limit the indications for which our products will be reimbursed to a smaller set of indications than we believe is appropriate or limit the circumstances under which our products will be reimbursed to a smaller set of circumstances we believe is appropriate.

        Third-party payers frequently require that drug companies negotiate agreements with them that provide discounts or rebates from list prices. Although we do not currently have any such agreements with private third-party payers and only a small number of such agreements with government payers, as sales of Zanaflex Capsules have increased, more third-part payers have implemented restrictions on the coverage of Zanaflex Capsules, including the implementation of prior authorization reviews or removal from formulary. We expect increasing pressure to offer larger discounts or discounts to a greater number of third-party payers to maintain acceptable reimbursement levels. If we were required to negotiate such agreements, there is no guarantee that we would be able to negotiate them at price levels that are profitable to us, or at all. A number of third-party payers now also require prior authorization for, or even refuse to provide, reimbursement for Zanaflex Capsules, and others may do so in the future. As Ampyra is made available to patients and payers, we expect pressure to offer rebates or discounts to a third-party payers to maintain acceptable reimbursement levels and access for patients at co-pay levels that are reasonable and customary. If we are required to negotiate such agreements, there is no guarantee that we will be able to negotiate them at price levels that are profitable to us, or at all. Third-party payers may also require prior authorization for, or even refuse to provide, reimbursement for Ampyra. If we are unsuccessful in maintaining reimbursement for our products at acceptable levels, our business will be adversely affected. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce our sales and adversely affect our results of operations.

        Federal legislation enacted in December 2003 added an outpatient prescription drug benefit to Medicare. The benefit is provided primarily through private entities, which attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations increase pressure to lower prescription drug prices or increase rebate payments to offset price. While the law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the U.S. government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. In addition, the law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. This Medicare prescription drug coverage legislation, as well as additional healthcare legislation that may be enacted at a future date, could reduce our sales and adversely affect our results of operations.

If our competitors develop and market products that are more effective, safer or more convenient than our approved products, or obtain marketing approval before we obtain approval of future products, our commercial opportunity will be reduced or eliminated.

        Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Many biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological diseases, including MS and SCI. For example, we are aware that Sanofi-aventis is developing a sodium/potassium channel blocker and that BioMarin is developing a 3,4-diaminopyridine product, both of which may compete with Ampyra. In certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis. We are aware that at present compounded dalfampridine is used by some people with MS and it is possible that some people will want to continue to use compounded formulations even though Ampyra is approved. Several companies are engaged in developing products that include novel immune system approaches and cell transplant approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete in the future with Ampyra or our preclinical candidates.

        Composition of matter patents on tizanidine, the active ingredient in Zanaflex Capsules and Zanaflex tablets, expired in 2002. As of January 1, 2010, there were over ten companies with generic versions of tizanidine tablets on the market. To the extent that we are not able to differentiate Zanaflex Capsules from Zanaflex tablets and generic tizanidine tablets and/or pharmacists improperly substitute generic tizanidine tablets when filling prescriptions for Zanaflex Capsules, we may be unable to convert additional sales of Zanaflex tablets and generic tizanidine tablets to Zanaflex Capsules and our ability to generate revenue from this product will be adversely affected. Although no other FDA-approved capsule formulation of tizanidine exists, another company could develop a capsule or other formulation of tizanidine that competes with Zanaflex Capsules. For example, Apotex advised us in August 2007 that it had submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking marketing approval for generic versions of Zanaflex Capsules (see Risk Factor, "If we cannot protect, maintain, and, if necessary, enforce our intellectual property", below). If a generic tizanidine hydrochloride capsule were approved and commercialized by another company, Zanaflex Capsules would face significant competition, which would likely cause significant declines in our revenue from this product, which is currently our only marketed product, and in our profit margin. Should sales of Zanaflex Capsules materially decline due to generic competition, we might have to write off a portion of the intangible assets associated with Zanaflex Capsules and Zanaflex.

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

        Our products may be subject to competition from lower-priced versions of such products and competing products imported into the U.S. from Canada, Mexico and other countries where there are government price controls or other market dynamics that make the products lower priced.

We may expand our business through the acquisition of companies or businesses or in-licensing product candidates that could disrupt our business and harm our financial condition.

        We may in the future seek to expand our products and capabilities by acquiring one or more companies or businesses or in-licensing one or more product candidates. Acquisitions and in-licenses involve numerous risks, including:

  •
  substantial cash expenditures;

  •
  potentially dilutive issuance of equity securities;

  •
  incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

  •
  difficulties in assimilating the operations of the acquired companies;

  •
  diverting our management's attention away from other business concerns;

  •
  entering markets in which we have limited or no direct experience; and

  •
  potential loss of our key employees or key employees of the acquired companies or businesses.

We cannot assure you that any acquisition or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. Although we do not plan to acquire a marketed product during the first year of Ampyra's launch, we cannot assure you that we will not, and such an acquisition might distract resources from and otherwise negatively impact sales of Ampyra. We cannot assure you that we would be able to make the combination of our business with that of acquired businesses or companies or in-licensed product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product candidate may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our stock, which could dilute our current shareholders' ownership interest, or securities convertible into our stock, which could dilute current shareholders' ownership interest upon conversion.

We face an inherent risk of liability in the event that the use or misuse of our products results in personal injury or death.

        If the use or misuse of Ampyra, Zanaflex Capsules, Zanaflex tablets or any other FDA-approved products we may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payers or others. The use of our product candidates in clinical trials could also expose us to product liability claims. We currently maintain a product liability insurance policy that includes coverage for our marketed products as well as for our clinical trials. The total insurance limit is $20 million per claim, and the aggregate amount of claims under the policy is also capped at $20 million. We also maintain separate marketed product liability coverage. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently have may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

        Additionally, we have entered into various agreements where we indemnify third parties such as manufacturers and investigators for certain product liability claims related to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

The approval of Zanaflex Capsules and Zanaflex tablets and any other products for which we may receive marketing approval in the future are subject to post-approval regulatory requirements, and we may be subject to penalties if we fail to comply with these requirements and our products could be subject to restrictions or withdrawal from the market.

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

        We have an outstanding FDA commitment, inherited from Elan, to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex Capsules, was to be satisfied by February 2007. We provided retrospective pediatric safety data to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals. The study was completed and the final report submitted to the FDA in April 2008. The FDA reviewed our report against the new standards set out in the 2007 FDA Amendments Act (FDAAA) and concluded that it did not satisfy the commitment. The FDA has informed us that a series of studies designed to further characterize the pharmacokinetics and demonstrate the efficacy and long-term safety of Zanaflex Capsules in children are required to fulfill the pediatric commitment for Zanaflex Capsules. These studies could be more extensive and more costly than our prior studies and could result in new data that are not consistent with the current safety and efficacy profile of the drug. We also may be subject to penalties for non-compliance with FDAAA, including a court-imposed injunction to conduct studies.

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

        In addition, the research, manufacturing, distribution, sale and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, the Federal Trade Commission, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security

Act, as amended, the False Claims Act, as amended, and are affected by the privacy provisions of the Health Insurance Portability and Accountability Act and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the VHCA, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Administration and DOD, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Recent legislative changes purport to require that discounted prices be offered for certain DOD purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

State pharmaceutical compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

        Many states have enacted laws governing the licensure of companies that distribute prescription drugs, although the scope of these laws varies, particularly where out-of-state distributors are concerned. In the past, we obtained licenses in all of the jurisdictions in which we believed we were required to be licensed. We have recently been advised, however, that we need to file license applications in certain additional jurisdictions and that some of our current licenses need to be amended. Based on this advice, we have recently filed, or are in the process of filing, these applications or corrections. There can be no assurance that one or more of these states will not take action under these licensure laws.

        In recent years, several states have also enacted legislation regarding promotional and other activities conducted by pharmaceutical companies. These laws require companies to establish marketing compliance programs; disclose various sales marketing expenses and pricing information; refrain from providing certain gifts or other payments to health care professionals; ensure that their sales representatives in that state are licensed; and/or restrict their use of prescriber data with respect to marketing activities in that state. For example, California has enacted a statute requiring pharmaceutical companies to adopt a comprehensive compliance program that is in accordance with the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals. Similarly, some states, including California, Maine, Massachusetts, Minnesota, New Hampshire, Vermont and West Virginia, and the District of Columbia have passed laws of varying scope that ban or limit the provision of gifts, meals and certain other payments to healthcare professions or impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing and payments and costs associated with pharmaceutical marketing, advertising and promotional activities. Other states also have laws that regulate, directly or indirectly, various pharmaceutical sales and marketing activities, and new legislation is being considered in many states.

        Many of the state requirements are new, and the manner in which they will be enforced going forward is uncertain. In some cases, the penalties for failure to comply with these requirements are unclear. We are continually updating our formal compliance infrastructure and standard operating procedures to comply with such laws. Unless we are in full compliance with these laws, we could face enforcement action, fines and other penalties, including government orders to stop selling drugs into a state until properly licensed, and could receive adverse publicity.

Our operations could be curtailed if we are unable to obtain any necessary additional financing on favorable terms or at all.

        As of December 31, 2009, we had approximately $272.1 million in cash, cash equivalents and short-term investments. We have several product candidates in various stages of development, and all will require significant further investment to develop, test and obtain regulatory approval prior to commercialization. We expect to need to seek additional equity or debt financing or strategic collaborations to complete our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all. To the extent that we are able to raise additional capital through the sale of equity securities, the issuance of those securities would result in dilution to our stockholders. Holders of such new equity securities may also have rights, preference or privileges that are senior to yours. If additional capital is raised through the incurrence of indebtedness, we may become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. To the extent funding is raised through collaborations or intellectual property-based financings, we may be required to give up some or all of the rights and related intellectual property to one or more of our products, product candidates or preclinical programs. If we are unable to obtain sufficient financing on favorable terms when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs or devote less resources to marketing Zanaflex Capsules and Ampyra.

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

        Our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with our scientific and medical network and the network of centers in the U.S. and Canada that conducts our clinical trials. We are highly dependent on the services of Dr. Ron Cohen, our President and Chief Executive Officer, as well as the other principal members of our management and scientific staff. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. With the exception of Dr. Ron Cohen, we do not maintain "key man" life insurance policies on the lives of our officers, directors or employees. The loss of one or more of our key employees, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

        Our success will depend in part on our and our licensors' ability to obtain, maintain and enforce patent and trademark protection for the technologies, compounds and products, if any, resulting from our licenses and development programs. Without protection for the intellectual property we use or intend to use, other companies could offer substantially identical products for sale without incurring the sizable discovery, research, development and licensing costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products could be diminished.

        We have invented, in-licensed or are the assignee of over 45 U.S. patents, over 115 foreign patents and over 140 patent applications pending worldwide for technologies we invented or in-licensed. The process of obtaining patents and trademarks can be time consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent or trademark may not issue, it may not issue in a timely manner, or it may not have sufficient scope or strength to protect the technology it was intended to protect or to provide us with any commercial advantage. We may never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because patent applications are confidential until they are published, and publications in the scientific or patent literature lag behind actual discoveries. The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not allowed or issued for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents or trademarks or the patents or trademarks of our licensors.

        We may initiate actions to protect our intellectual property and in any litigation in which our intellectual property or our licensors' intellectual property is asserted, a court may determine that the intellectual property is invalid or unenforceable. Even if the validity or enforceability of that intellectual property is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by, for example, the patent claims. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries for a variety of legal and public policy reasons. From time to time we may receive notices from third parties alleging infringement of their intellectual property rights. Any litigation, whether to enforce our rights to use our or our licensors' patents or to defend against allegations that we infringe third party rights, would be costly, time consuming, and may distract management from other important tasks.

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

        In August 2007, we received a Paragraph IV Certification Notice from Apotex advising that it had submitted an ANDA to the FDA seeking marketing approval for generic versions of Zanaflex Capsules. In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent

No. 6,455,557 relating to multiparticulate tizanidine compositions, including those sold by us as Zanaflex Capsules. The patent expires in 2021.

        In November 2007, the defendants answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We denied those counterclaims. Fact discovery in the case has been completed. The court determined that a Markman hearing on the construction of certain terms contained in the patent will be held, but postponed the hearing date without yet setting a new date. Apotex has filed a motion to exclude certain evidence from consideration at the hearing, which we have opposed. Although we intend to vigorously defend our intellectual property rights related to Zanaflex Capsules, there is no assurance that we will prevail or that the ANDA filed by Apotex will not be approved by the FDA. The resolution of this patent litigation could be lengthy and at substantial cost, even if resolved in our favor, and could absorb significant management time, all of which may materially and adversely affect our financial position and results of operations. If Apotex is successful in challenging our patent, and if the FDA approves that ANDA, it could be permitted to sell a generic tizanidine hydrochloride capsule.

        In addition, Apotex could begin selling a generic tizanidine hydrochride capsule product while the patent litigation is pending. Our filing of a timely lawsuit against Apotex in October 2007 triggered an automatic stay on FDA approval of the Apotex ANDA for 30 months. That stay will expire on or about March 1, 2010, unless truncated or extended by the court in the patent litigation. When the stay expires, Apotex will be able to receive FDA approval of its ANDA if Apotex is able otherwise to satisfy FDA's review requirements for ANDAs, and could begin selling a generic tizanidine hydrochloride capsule in competition with Zanaflex Capsules even if our patent litigation remains pending. If Apotex begins selling its product before it is successful in challenging the validity, infringement, or enforceability of our patent, Apotex would be selling at the risk of our ultimately prevailing on our patent infringement claims and its being held liable for damages for patent infringement. However, other generic manufacturers have launched products at risk in comparable circumstances.

        Other third parties may bring similar claims to Apotex. We would face significant competition from any generic brand of tizanidine hydrochloride capsule, which would cause significant declines in our revenue and profit margin. If a generic tizanidine hydrochloride capsule were approved and commercialized, Zanaflex Capsules would face significant competition, which would likely cause significant declines in our revenue from this product. Should sales of Zanaflex Capsules materially decline due to generic competition, we might have to write off a portion of the intangible assets associated with Zanaflex Capsules.

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

        We are dependent on licenses for intellectual property related to Ampyra, Zanaflex and all of our preclinical programs. Our failure to meet any of our obligations under these license agreements could result in the loss of our rights to this intellectual property. If we lose our rights under any of these license agreements, we may be unable to commercialize a product that uses licensed intellectual property.

        We could lose our rights to dalfampridine under our license agreement with Elan in countries in which we have a license, if we fail to file regulatory approvals within a commercially reasonable time after completion and receipt of positive data from all preclinical and clinical studies required for the NDA-equivalent. We could also lose our rights under our license agreement with Elan in markets outside the U.S. if we fail to launch a product within 180 days of NDA-equivalent approvals in those countries. Elan could also terminate our license agreement if we fail to make payments due under the license agreement. If we lose our rights to dalfampridine, our prospects for generating revenue and recovering our substantial investment in the development of this product would be materially harmed.

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

  •
  governmental regulation and legislation in the U.S. and foreign countries;

  •
  changes in securities analysts' estimates of our performance or our failure to meet analysts' expectations;

  •
  sales of substantial amounts of our stock;

  •
  delay or failure in initiating, completing or analyzing pre-clinical trials or unsatisfactory design or result of these trials;

  •
  variations in product revenue and profitability;

  •
  variations in our anticipated or actual operating results; and

  •
  changes in healthcare reimbursement policies.

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

        If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of February 19, 2010, we have outstanding 38,161,280 shares of voting common stock. We have registered 6,803,036 shares of common stock that are authorized for issuance under our equity compensation plans, including outstanding options to acquire 3,926,937 shares of common stock outstanding as of February 19, 2010, exercisable at an average exercise price of $16.18 per share. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

        As of December 31, 2009, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 39.4% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located in an approximately 52,785 square foot facility in Hawthorne, NY, which includes an expansion of 6,680 square feet of office space in February 2010. The current annual rent for this facility is approximately $1.1 million. We believe that our facility is currently adequate for our purposes; however, there may be a need to rent additional space in the future depending upon the possible growth of the company. The lease for this facility expires in December 2012.

Item 3.    Legal Proceedings.

        In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an ANDA to the FDA seeking marketing approval for generic versions of Zanaflex Capsules. In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557 relating to multiparticulate tizanidine compositions, including those sold by us as Zanaflex Capsules. The patent expires in 2021.

        In November 2007, the defendants answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We have denied those counterclaims. In March 2008, Apotex filed a motion, which we opposed, for partial judgment on the pleadings dismissing the Company's request for relief on the ground that the case is "exceptional" under U.S.C. §§ 271(e)(4) or 285. The court ruled in our favor and denied Apotex' motion in December 2008. Fact discovery in the case has been completed. The court has also determined that a Markman hearing on the construction of certain terms contained in the patent will be held, and the parties have completed related depositions and submission of the briefs to the Court. The hearing was set for November 18, 2009 but the Court has postponed it without yet setting a new date. Apotex has filed a motion to exclude certain evidence from consideration at the hearing, which we have opposed.

        Our filing of a timely lawsuit against Apotex in October 2007 triggered an automatic stay on FDA approval of the Apotex ANDA for 30 months. That stay will expire on or about March 1, 2010, unless truncated or extended by the court in the patent litigation. When the stay expires, Apotex will be able to receive FDA approval of its ANDA, if Apotex is able otherwise to satisfy FDA's review requirements for ANDAs, and could begin selling a generic tizanidine hydrochloride capsule in competition with Zanaflex Capsules and Zanaflex tablets, even if our patent litigation remains pending. If Apotex begins selling its product before it is successful in challenging the validity, infringement, or enforceability of our patent, Apotex would be selling at the risk of our ultimately prevailing on our patent infringement claims and its being held liable for damages for patent infringement.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of 2009.

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

	High	Low
Fiscal Year Ended December 31, 2009
Fourth Quarter	$26.00	$15.52
Third Quarter	$26.71	$21.12
Second Quarter	$28.62	$17.63
First Quarter	$29.27	$19.10

	High	Low
Fiscal Year Ended December 31, 2008
Fourth Quarter	$24.03	$14.42
Third Quarter	$35.65	$23.03
Second Quarter	$33.70	$17.74
First Quarter	$28.14	$17.03

        Registrar and Transfer Company is the transfer agent and registrar for our common stock. As of February 19, 2010, we had approximately 37 registered holders of record of our common stock.

Stock Price Performance Graph

        The following graph compares the cumulative 46-month total return attained by stockholders on Acorda Therapeutics, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on 2/10/2006 and its relative performance is tracked through 12/31/2009.

COMPARISON OF 46 MONTH CUMULATIVE TOTAL RETURN*

Among Acorda Therapeutics, Inc, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

  *
  $100 invested on 2/10/06 in stock & 1/31/06 in index—including reinvestment of dividends. Fiscal year ending December 31.

	2/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06	1/07
Acorda Therapeutics, Inc	100.00	92.26	77.68	72.92	57.29	62.05	47.62	43.45	136.16	264.73	288.10	235.71	257.29
NASDAQ Composite	100.00	98.76	101.82	101.57	95.61	95.40	92.43	96.45	99.82	104.96	107.90	107.73	110.21
NASDAQ Biotechnology	100.00	103.76	102.42	96.49	92.73	91.49	93.89	94.19	96.18	101.78	100.49	98.23	101.53

2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07	1/08	2/08	3/08	4/08	5/08
323.07	288.99	368.75	296.13	253.87	249.70	267.71	273.07	301.64	278.42	326.79	377.38	304.17	267.11	313.24	320.83
107.97	108.15	112.48	116.00	116.51	113.77	115.92	119.06	126.10	117.24	116.90	105.30	100.15	99.99	106.04	110.82
98.40	95.78	104.08	102.71	100.18	99.08	100.51	106.61	111.23	108.16	101.57	99.58	98.33	98.55	99.30	101.46

6/08	7/08	8/08	9/08	10/08	11/08	12/08	1/09	2/09	3/09	4/09	5/09	6/09	7/09	8/09	9/09
488.54	488.24	418.90	354.91	303.57	269.64	305.21	365.03	327.38	294.79	295.09	367.41	419.49	375.89	336.61	346.43
100.90	101.03	102.44	90.14	74.44	66.99	69.09	64.82	60.75	66.96	74.87	77.64	80.41	86.64	88.27	93.11
100.00	113.56	110.59	103.81	94.85	88.47	94.91	93.44	84.79	87.99	86.36	88.90	94.15	102.23	100.78	103.63

10/09	11/09	12/09
323.36	358.33	375.00
89.99	94.50	99.80
94.91	101.26	104.27

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

Item 6.    Selected Financial Data.

        The following unaudited selected consolidated financial data for each of the five years in the period ended December 31, 2009 are derived from our audited consolidated financial statements. These data should be read in conjunction with our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Gross sales—Zanaflex	$58,267	$53,398	$43,586	$26,548	$5,923
Less: discounts and allowances	(8,308)	(5,670)	(4,160)	396	(1,114)

Net sales	49,959	47,728	39,426	26,944	4,809
License revenue	4,714	—	—	—	—
Grant revenue	—	99	60	407	336

Total net revenue	54,673	47,827	39,486	27,351	5,145
Less: cost of sales	(11,059)	(11,355)	(8,356)	(7,123)	(5,132)
Less: cost of license revenue	(330)	—	—	—	—

Gross profit	43,284	36,472	31,130	20,228	13
Operating expenses:
Research and development	34,611	36,604	22,410	12,055	12,890
Sales and marketing	57,951	49,070	30,737	19,079	13,099
General and administrative	31,979	24,237	17,431	12,561	8,435

Total operating expenses	124,541	109,911	70,578	43,695	34,424

Operating loss	(81,257)	(73,439)	(39,448)	(23,467)	(34,411)
Other income (expense):
Interest and amortization of debt discount expense	(4,415)	(5,591)	(2,664)	(2,553)	(1,526)
Interest income	1,750	4,682	4,087	1,471	402
Other income (expense)	(18)	8	51	76	1

Total other income (expense)	(2,683)	(901)	1,474	(1,006)	(1,123)
Cumulative effect of change in accounting principle(3)	—	—	—	454	3

Net loss	(83,940)	(74,340)	(37,974)	(24,019)	(35,531)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	—	—	—	(36,008)	(24,849)

Net loss allocable to common stockholders	$(83,940)	$(74,340)	$(37,974)	$(60,027)	$(60,380)

Net loss per share allocable to common stockholders—basic & diluted	$(2.22)	$(2.19)	$(1.45)	$(3.27)	$(295.27)

Pro forma net loss per share allocable to common stockholders—basic & diluted (unaudited)(1)					$(.79)

Weighted average shares of common stock outstanding used in computing net loss per share allocable to common stockholders—basic & diluted	37,735	33,939	26,237	18,346	204

Weighted average shares of common stock outstanding used in computing pro forma net loss per share allocable to common stockholders—basic & diluted (unaudited)(1)(2)					13,547

(1)
The pro forma net loss per share and weighted average shares of common stock used in computing pro forma net loss per share allocable to common stockholders for the year ended December 31, 2005 is calculated as if all our convertible preferred stock and mandatorily redeemable convertible preferred stock were converted into common stock as of the beginning of the year ended December 31, 2004 or from their respective dates of issuance, if issued after the beginning of the year ended December 31, 2004. The pro forma net loss per share allocable to common stockholders for the year ended December 31, 2005 reflects the reversal of the accrued preferred dividend of $5.3 million, amortized beneficial conversion charge of $19.4 million and amortized issuance cost of $108,000 assuming that the automatic conversion occurred as of the beginning of the fiscal year ended December 31, 2004. Upon our initial public offering in February 2006, all the preferred stock was converted into common stock.

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

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,314	$29,613	$16,810	$18,101	$11,761
Short term investments	224,778	216,435	78,310	35,656	2,001
Working capital	220,380	207,445	71,770	33,324	(10,394)
Total assets	319,471	281,501	127,306	84,368	33,912
Deferred product revenue—Zanaflex tablets	9,215	7,867	7,914	9,117	11,510
Deferred product revenue—Zanaflex Capsules	21,489	16,436	13,924	11,324	5,226
Current portion of notes payable	—	—	188	1,044	1,068
Non current portion of notes payable	—	—	—	187	1,147
Current portion of deferred license revenue	9,429	—	—	—	—
Non current portion of deferred license revenue	95,857	—	—	—	—
Current portion of revenue interest liability—PRF transaction	6,179	6,181	1,785	3,392	2,162
Put/call option liability—PRF transaction	638	338	463	350	400
Non current portion of revenue interest liability—PRF transaction	5,631	12,498	17,444	19,744	12,914
Long term convertible notes payable	7,112	6,905	6,703	6,508	8,768
Mandatorily redeemable preferred stock	—	—	—	—	91,214
Total stockholders' equity (deficit)	137,333	207,157	63,433	18,669	(116,536)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Background

        Since we commenced operations in 1995, we have devoted substantially all of our resources to the identification, development and commercialization of novel therapies that improve neurological function in people with MS and other neurological disorders. Ampyra, the first product for which we completed clinical development, was approved by the FDA in January 2010 for the improvement of walking in people with MS. This was demonstrated by an increase in walking speed. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). The FDA granted Ampyra orphan drug status, which will provide seven years of market exclusivity for the drug. In addition, we have issued patents that cover the formulation and use of Ampyra. We plan to file for patent term extension for Ampyra under the Hatch-Waxman law that allows for up to five additional years of patent protection based on the development timeline of a drug. We plan to submit the applications by the deadline of March 22, 2010. Although we plan to apply to extend the two patents we expect to be listed in the FDA Orange Book for Ampyra, we will ultimately need to select only one patent for extension, if granted.

        Our marketed drug, Zanaflex Capsules, which we began marketing in 2005, is FDA-approved as a short-acting drug for the management of spasticity.

        We expect Ampyra to be commercially available in the U.S. in March 2010 and will market Ampyra in the U.S. through our own specialty sales force and commercial infrastructure, which also is responsible for sales and marketing of Zanaflex Capsules. This organization consisted of 126 sales, marketing, and managed markets personnel as of February 19, 2010, and includes 80 sales representatives, which is an increase of 57% since the approval of Ampyra on January 22, 2010. We expect the majority of our expanded sales force to be fully trained and deployed on the first day of launch. We are on target to complete our planned sales force expansion in March, with 100 representatives fully trained and in the field.

        We have contracted with a third party organization with extensive experience in coordinating patient benefits to run Ampyra Patient Support Services, a resource for support services for healthcare providers, people with MS and insurance carriers.

        Gross sales of Zanaflex Capsules, together with the generic version of tablets sold by us, were $58.3 million in 2009, an increase of 9.2% over gross sales of $53.4 million in 2008. Our Zanaflex Capsules and Zanaflex tablets commercial operations were cash flow positive in 2008 and 2009. We expect that our gross sales of Zanaflex Capsules for 2010 will decline, due to increasing managed care pressure, among other factors.

        On June 30, 2009, we entered into the Collaboration Agreement with Biogen Idec, under which we granted Biogen Idec the exclusive right to develop and commercialize Ampyra and other aminopyridine products in markets outside the U.S. The Collaboration Agreement includes a sublicense of our rights under an existing license agreement with Elan. In January 2010, Biogen Idec submitted a centralized MAA to the EMA and an NDS to Health Canada for Ampyra, known outside the U.S. as fampridine.

        In consideration for the rights granted to Biogen Idec under the Collaboration Agreement, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, which was received on July 1, 2009. Also, as a result of such payment to us, a payment of $7.7 million became payable by us to Elan under our existing agreements with Elan. We are obligated to pay to Elan an amount equal to 7% of any upfront and milestone payments that we receive from the sublicensing of rights to Ampyra or other aminopyridine products. We currently estimate the revenue recognition period for the upfront payment that we received from Biogen Idec to be approximately 12 years from the date of the Collaboration Agreement. The Company recognized $4.7 million in license revenue related to the $110.0 million received from Biogen Idec and $330,000 in cost of license revenue related to the $7.7 million paid to Elan during the year ended December 31, 2009. We are also eligible to receive up to $400 million from Biogen Idec should specified regulatory and sales milestones be met.

        Under the Collaboration Agreement, we will be entitled to receive double-digit tiered royalties on sales of licensed products by Biogen Idec, its affiliates or certain distributors outside of the U.S., including from sales of Ampyra. Under a related Supply Agreement, we will supply Biogen Idec with its requirements for dalfampridine through our existing supply agreement with Elan and Biogen Idec will exclusively purchase all of its requirements for dalfampridine from us. The purchase price paid by Biogen Idec for licensed products under the Collaboration Agreement and Supply Agreement reflects the prices owed to our suppliers under our supply arrangements with Elan or other suppliers. In addition, Biogen Idec will pay us, in consideration for its purchase and sale of Ampyra, any amounts due by us to Elan for ex-U.S. sales, including all royalties owed by us under the terms of our existing agreements with Elan.

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

        In 2008, we began to work with a contract manufacturer to develop larger scale manufacturing and purification processes for one of the neuregulins, GGF2, under cGMP in preparation for a potential future IND application to support human clinical trials for the treatment of heart failure. We and the FDA held a pre-IND meeting to discuss an IND filing for heart failure. We now expect to file an IND in early 2010. If the IND is accepted by the FDA, we then expect to initiate a Phase 1 study of GGF2 in heart failure patients. If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we believe that this may enable us to enter into a partnership with a cardiovascular-focused company, and that such a partnership, if achieved, could more efficiently move GGF2 forward in a cardiac indication, while potentially providing us the capital to support our work on GGF2 in neurological indications. We have also begun work with contract manufacturers to scale up manufacturing and purification processes for one of the remyelinating antibodies (rHIgM22) under cGMPs for preparation for a future IND application.

        We have had significant operating losses since inception as a result of our focus on clinical and preclinical development activities and our goal of building an internal sales, managed markets and marketing organization in the U.S. We may incur losses for the next several years as we significantly increase expenditures to support an expanded sales and marketing organization and other activities in connection with the commercial launch of Ampyra, as well as to support the advancement of our preclinical development programs. We expect that our sales and marketing, general and administrative expenses in 2010 will increase substantially over 2009 levels, primarily due to launch costs and sales and marketing expenses for Ampyra, including increases in sales, managed markets and medical affairs staff and the implementation of the work needed for our FDA post-marketing study commitments for Ampyra, but this increase will vary based in part on our expectation of the level of Ampyra sales. We further expect that our research and development expenses in 2010 will increase over 2009 levels, principally in connection with completion of our GGF2 pre-IND toxicology studies, expected IND filing and expected initiation of a Phase 1 GGF2 study, and implementation of our post-marketing study commitments to the FDA for Ampyra. At December 31, 2009, we had $272.1 million in cash, cash equivalents and short-term investments.

        We will also continue to explore opportunities to expand our pipeline through the potential in-licensing and/or acquisition of select products and technologies in neurology, with a particular focus on Phase 2 and Phase 3 product candidates. We do not currently plan to acquire a marketed product during the first year following Ampyra's commercial launch.

Product Revenue and Returns

        To date, product revenue has consisted of sales of Zanaflex Capsules and Zanaflex tablets. Under SFAS 48 [Accounting Standards Codification (ASC) 605-15-25], Revenue Recognition When the Right of Return Exists, we are not permitted to recognize revenue from Zanaflex Capsules and Zanaflex tablets until we can reasonably estimate the likely return rate for our products. We have accumulated some sales history with Zanaflex Capsules; however due to generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we cannot reasonably determine a return rate at this time. As a result, we account for sales of these products using a deferred revenue recognition model. We continue to accumulate data and when we are able to reasonably estimate product returns we will then begin to recognize revenue based on shipments of product to our wholesale drug distributors.

        Under our deferred revenue model, we do not recognize revenue upon shipment of Zanaflex Capsules and Zanaflex tablets to our wholesale drug distributors. Instead, we record deferred revenue at gross invoice sales price, and classify the cost basis of the inventory held by the wholesaler as a component of inventory. We recognize revenue when prescriptions are filled to end-users because once prescriptions are filled the product cannot be returned. We use monthly prescription data that we purchase to determine the amount of revenue to be recognized. When we receive the prescription data, we use the number of units of product prescribed to record gross sales. We then reduce deferred revenue and record cost of goods sold.

        Under our revenue interest assignment agreement with an affiliate of Paul Royalty Fund (PRF), as amended in November 2006, PRF is entitled to a specified portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. For more information regarding our agreement with PRF, see "—Liquidity and Capital Resources—Financing Arrangements."

        We accept returns of Zanaflex Capsules and Zanaflex tablets for six months prior to and 12 months after their expiration date. We provide a credit to customers with whom we have a direct relationship or a cash payment to those with whom we do not have a direct relationship. We do not exchange product from inventory for the returned product. Returns of products sold by us are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.

        We have not yet determined the revenue recognition model to be applied with respect to sales and returns of Ampyra.

License Revenue and Cost of License Revenue

        Under the Collaboration Agreement with Biogen Idec, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, the date of the agreement, which was received on July 1, 2009. As a result of such payment to us, $7.7 million became payable by us to Elan under our existing agreements with Elan. These agreements obligate us to pay an amount equal to 7% of any upfront and milestone payments that we receive from the sublicensing of rights to Ampyra or other aminopyridine products. We currently estimate the revenue recognition period for the upfront payment that we received from Biogen Idec, and for any milestone payments made to us by Biogen Idec, and for the corresponding payments that we make to Elan, to be approximately 12 years.

Discounts and Allowances

        Reserves with respect to Zanaflex Capsules and Zanaflex tablets for wholesaler fees for services, cash discounts, Medicaid and patient program rebates and chargebacks have been established. At the time these products are shipped to wholesalers a charge is recorded to discounts and allowances and the appropriate reserves are credited. These allowances are established by management as its best estimate of historical experience adjusted to reflect known changes in the factors that impact such reserves. Allowances for wholesaler fees for services, chargebacks, rebates and discounts are established based on contractual terms with customers and analyses of historical usage of discount, chargeback and rebate reserves. We have not yet determined the model for revenue recognition and establishment reserves for Ampyra.

Grant Revenue

        Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied. To the extent expended, grant revenue related to the purchase of equipment is deferred and amortized over the shorter of its useful life or the life of the related contract.

Cost of Sales

        Cost of sales consists of cost of inventory, expense due to inventory reserves when necessary, royalty expense, milestone amortization of intangible assets associated with the Zanaflex acquisition, packaging costs, freight and required inventory stability testing costs. Our inventory costs, royalty obligations and milestone obligations are set forth in the agreements entered into in connection with our Zanaflex acquisition. Any payments we make to PRF in connection with the revenue interest assignment transaction entered into in December 2005 will not constitute royalty expense or otherwise affect our cost of sales. See "—Liquidity and Capital Resources—Financing Arrangements."

Research and Development Expenses

        Research and development expenses consist primarily of employee compensation and benefits, fees paid to professional service providers for independently monitoring our clinical trials and acquiring and evaluating data from our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development and depreciation of capital resources used to develop our products. Share-based compensation is classified between clinical development, preclinical research and development and regulatory affairs based on employee job function. We expense research and development costs as incurred.

        The following table summarizes our research and development expenses for the years ended December 31, 2009, 2008 and 2007. Clinical development contract expense-MS consists of our external research and development costs, consisting largely of clinical trial and research services provided by outside laboratories and vendors in connection with Ampyra clinical development. Clinical development other contract expense primarily consists of costs associated with Ampyra manufacturing development. Preclinical research and development research contracts consists of our external research and development costs provided by outside laboratories and vendors in connection with each product candidate in all preclinical programs as a group. Our internal research and development costs, which are included in operating expenses, include personnel costs, related benefits and share-based compensation, that are not attributable to any individual project because we use these resources across several development projects. Regulatory affairs includes internal and external costs related to the preparation and review of the Ampyra NDA and regulatory support for Ampyra clinical studies and pre-clinical research and development.

	Year Ended December 31,
	2009	2008	2007
Clinical development:
Contract expense—MS	$4,367	$8,887	$10,823
Other contract expense	2,669	2,120	1,368
NRI acquisition	—	2,687	—
Operating expense	7,333	5,290	3,496

Total clinical development	14,369	18,984	15,687
Preclinical research and development:
Research contracts	9,180	6,425	681
Operating expense	3,834	3,018	2,406

Total preclinical research and development	13,014	9,443	3,087

Regulatory affairs	7,228	8,177	3,636

Total	$34,611	$36,604	$22,410

Sales and Marketing Expenses

        Sales and marketing expenses include personnel costs, related benefits and share-based compensation for our sales and marketing personnel and the cost of Zanaflex sales and marketing initiatives and pre-launch activities associated with Ampyra.

General and Administrative Expenses

        General and administrative expenses consist primarily of personnel costs, related benefits and share-based compensation for personnel serving executive, finance, medical affairs, business development, legal, quality assurance, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development or sales and marketing expense and professional fees for legal and accounting services.

Other Income (Expense)

        Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest expense related to our revenue interest liability and accrued interest on our convertible notes.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Gross Sales

        We recognize Zanaflex Capsules and Zanaflex tablets sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized gross sales from the sale of Zanaflex Capsules and Zanaflex tablets of $58.3 million for the year ended December 31, 2009, as compared to $53.4 million for the year ended December 31, 2008, an increase of approximately $4.9 million, or 9%. The increase was due to a 10% price increase effective January 1, 2009, offset by a slight downward trend in dollarized prescriptions for Zanaflex Capsules observed beginning in the second quarter of 2009. We expect sales of Zanaflex Capsules to decline in 2010 due to increasing managed care pressure, among other factors.

Discounts and Allowances

        We recorded discounts and allowances with respect to Zanaflex Capsules and Zanaflex tablets of $8.3 million for the year ended December 31, 2009 as compared to a $5.7 million for the year ended December 31, 2008, an increase of approximately $2.6 million or 47%. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the year ended December 31, 2009 consisted of $3.9 million in allowances for chargebacks and rebates which included a rebate reserve of $1.1 million related to the U.S. military's Tricare program, of which $481,000 is related to 2009 and an adjustment of $639,000 is related to 2008. These rebates and adjustments resulted from a DOD regulation finalized during the three-month period ended March 31, 2009 which purports to require manufacturers to pay rebates to the DOD on utilization distributed to Tricare beneficiaries through retail pharmacies retroactive to January 28, 2008. The application of the regulation is currently being challenged in court by a coalition representing a number of manufacturers. We have not made a payment to the DOD to date.

        Discounts and allowances for the year ended December 31, 2009 also included $2.9 million in fees for services payable to wholesalers and $1.6 million in cash discounts and patient program rebates. Discounts and allowances for the year ended December 31, 2008 consisted of $2.3 million in fees for services payable to wholesalers, $1.9 million in allowances for chargebacks and rebates, and $1.5 million in cash discounts and patient program rebates.

Grant Revenue

        We earned no grant revenue for the year ended December 31, 2009 compared to $99,000 for the year ended December 31, 2008. Grant revenue is recognized when the related research expenses are incurred and our performance obligations under the terms of the respective contract are satisfied.

Cost of Sales

        We recorded cost of sales related to Zanaflex Capsules and Zanaflex tablets of $11.1 million for the year ended December 31, 2009 as compared to $11.4 million for the year ended December 31, 2008, a decrease of approximately $300,000, or 3%. The decrease was principally due to the decrease in amortization of intangible assets resulting from having completed the amortization of the Zanaflex trademark portion of our intangible asset as of December 31, 2008. Cost of sales for the year ended December 31, 2009 consisted of $5.8 million in inventory costs, $3.8 million in royalty fees, $1.3 million in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $176,000 in costs related to packaging, freight and stability testing. Cost of sales for the year ended December 31, 2008 consisted of $5.3 million in inventory costs, $3.4 million in royalty fees, $2.4 million in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $251,000 in costs related to packaging, freight and stability testing.

Research and Development

        Research and development expenses for the year ended December 31, 2009 were $34.6 million as compared to $36.6 million for the year ended December 31, 2008, a decrease of approximately $2.0 million, or 5%. The decrease was primarily attributable to the conclusion of our Phase 3 clinical trial of Ampyra in 2008, resulting in a decrease to MS clinical development program expense of $4.5 million or 51% to $4.4 million coupled with our acquisition of certain in-process research and development assets of Neurorecovery, Inc. (NRI) during the three-month period ended March 31, 2008, resulting in a one time non-cash expense of approximately $2.7 million. In addition, NDA preparation costs decreased $1.7 million or 25% to $4.9 million as the majority of the work for our submission to the FDA was completed in 2008.

        These decreases were offset by an increase in preclinical research and development expense of $3.6 million or 38% to $13.0 million primarily related to work on two of our preclinical pipeline products, GGF2 (neuregulins) and remyelinating antibodies, including an increase in staff and compensation to support these initiatives. This overall increase in expense was primarily associated with animal toxicology expenses and the development of larger scale manufacturing and purification processes for GGF2, under cGMP, in preparation for a potential future IND application to support human clinical trials. The overall decrease in research and development expense was also offset by an increase in clinical and regulatory staff and compensation of $2.8 million or 40% to $9.7 million to support the overall growth of the organization and an increase in manufacturing and stability fees for Ampyra of $548,000, or 26% to $2.7 million. Research and development expenses are expected to increase in 2010 over 2009 due to the continued development of the Company's pre-clinical programs, including expected initiation of a GGF2 Phase 1 study, and implementation of our post-marketing study commitments for Ampyra.

Sales and Marketing

        Sales and marketing expenses for the year ended December 31, 2009 were $58.0 million compared to $49.1 million for the year ended December 31, 2008, an increase of approximately $8.9 million, or 18%. This increase was primarily attributable to an increase of $9.0 million for pre-launch activities in anticipation of commercialization of Ampyra. In addition, we realized an increase in sales and marketing staff and compensation of $533,000 to support promotion of Zanaflex Capsules and Ampyra pre-launch activities and an increase in corporate communications costs of $275,000. These increases were offset by a decrease in other selling related expenses of $828,000, which primarily represents a reduction in field staff costs and a decrease in Zanaflex Capsules marketing expenses of $79,000.

General and Administrative

        General and administrative expenses for the year ended December 31, 2009 were $31.9 million compared to $24.2 million for the year ended December 31, 2008, an increase of approximately $7.7 million, or 32%. This increase was the result of an increase in staff and compensation and other expenses related to supporting the growth of the overall organization and our medical affairs program of $5.7 million, an increase in costs associated with medical affairs research and educational programs of $1.2 million, an increase in business development expenses of $600,000 related to our collaboration and licensing agreement efforts, and increase in loss on the put/call liability associated with our PRF agreement of $425,000 and an increase in legal fees of approximately $200,000 primarily related to the Apotex patent infringement litigation.

        Sales and marketing and general and administrative expenses are expected to substantially increase in 2010 over 2009 levels primarily due to launch costs and sales and marketing expenses for Ampyra, including increases in sales, managed markets and medical affairs staff.

Other Expense

        Other expense was $2.7 million for the year ended December 31, 2009 compared to $901,000 for the year ended December 31, 2008, an increase of approximately $1.8 million, or 198%. The increase was primarily due to a decrease in investment interest income of $2.9 million resulting from a lower average interest rate than for the same period in 2008. This decrease was offset by a decrease in interest expense of $1.2 million under the PRF revenue interest agreement as a result of the impact of a $1.4 million out-of-period adjustment made during the second quarter of 2008 to correct an error identified in the previously recorded effective interest expense related to the November 2006 amended revenue interests assignment agreement with PRF. This out-of-period adjustment did not increase the total interest expense associated with this agreement.

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

Research and Development

        Research and development expenses for the year ended December 31, 2008 were $36.6 million as compared to $22.4 million for the year ended December 31, 2007, an increase of approximately $14.2 million, or 63%. The increase in research and development expenses was primarily due to an increase of $5.8 million from $602,000 to $6.4 million for the development of our preclinical pipeline products for a potential IND filing originally planned for late 2009 for one of these products and the Company's acquisition of certain in-process research and development assets of NRI resulted in a non-cash expense of approximately $2.7 million.

        These increases were partially offset by a decrease in MS clinical development program expense of $1.9 million or 18% to $8.9 million. This decrease was primarily due to an initial ramp-up of our second Phase 3 clinical trial of Ampyra during 2007 and the Thorough QT cardiac study which was conducted during the second half of 2007.

        Operating expenses for clinical development, pre-clinical research and development and regulatory were $16.5 million for the year ended December 31, 2008, compared to $9.5 million for the year ended December 31, 2007, an increase of $7.0 million, or 74%. This increase was primarily attributable to an increase in regulatory expenses of $4.4 million for the preparation of an NDA for Ampyra and related consulting fees and an increase in research and development staff and compensation of approximately $2.8 million to support pre-clinical research and development, Ampyra clinical studies and NDA preparation.

        Other contract expenses increased to $2.2 million for the year ended December 31, 2008, from $1.4 million for the year ended December 31, 2007, an increase of $800,000 or 55%. This increase is primarily the result of an increase of $753,000 for manufacturing and stability fees related to Ampyra.

Sales and Marketing

        Sales and marketing expenses for the year ended December 31, 2008 were $49.1 million compared to $30.7 million for the year ended December 31, 2007, an increase of approximately $18.4 million, or 60%. This increase was primarily attributable to an increase of $12.4 million for pre-launch activities associated with Ampyra. In addition, we realized an increase in sales and marketing staff and compensation of $4.4 million to support promotion of Zanaflex Capsules and Ampyra pre-launch activities, an increase in other selling related expenses of $752,000 to support our field staff, an increase in corporate communications of $550,000 and an increase in Zanaflex Capsules marketing expenses of $211,000.

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

Liquidity and Capital Resources

        We have incurred annual operating losses since inception and, as of December 31, 2009, we had an accumulated deficit of approximately $428.3 million. We have financed our operations primarily through public offerings of our common stock, private placements of our securities, our financing arrangement with PRF, our collaboration with Biogen and to a lesser extent, from loans and government grants.

Financing Arrangements

        In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital. As of December 31, 2009, $5.0 million of these promissory notes were outstanding. In January 2005, we entered into a $6.0 million senior secured term loan which was repaid during the three-month period ended March 31, 2008.

        On December 23, 2005, we entered into a revenue interest assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interest assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and an additional $5.0 million in February 2007 since our net revenues during the fiscal year 2006 exceeded $25.0 million. Under the terms of the amendment, we are required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010. The December 1, 2009 payment was made.

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

        Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of December 31, 2009, referred to as the revenue interest liability, of approximately $11.8 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

        Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the "put/call price" in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF's put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the "put/call price" in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF's put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of $637,500 as of December 31, 2009 related to the put/call option to reflect its current estimated fair value. This liability is revalued on a semi-annual basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

Investment Activities

        At December 31, 2009, cash and cash equivalents and short-term investments were approximately $272.0 million, as compared to $246.0 million at December 31, 2008. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of December 31, 2009, our cash and cash equivalents were $47.3 million, as compared to $29.6 million as of December 31, 2008. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $224.8 million as of December 31, 2009, as compared to $216.4 million as of December 31, 2008.

Net Cash Provided by (Used in) Operations

        Net cash provided by (used in) operations was $38.6 million and $49.2 million for the years ended December 31, 2009 and 2008, respectively. Cash provided by operations for the year ended December 31, 2009 was primarily attributable to an increase in deferred license revenue of $105.3 million, a non-cash share-based compensation expense of $12.3 million, an increase in Zanaflex Capsules deferred product revenues of $5.1 million, amortization of the discount on short-term investments of $4.9 million, depreciation and amortization of $2.8 million, an increase in accounts payable, accrued expenses, and other current liabilities of $2.2 million, an increase in Zanaflex tablets deferred product revenues of $1.3 million and a loss on our put/call liability related to the Zanaflex revenue interest liability of $300,000. Cash provided by operations for the year ended December 31, 2009 was partially offset by a net loss of $83.9 million, an increase in non current portion of deferred cost of license revenue of $6.7 million, an increase in prepaid expenses and other current assets of $3.3 million, an increase in accounts receivable of $1.1 million, and an increase in inventory of $620,000. Cash used in operations for the year ended December 31, 2008 was primarily attributable to a net loss of $74.3 million, amortization of the discount on short-term investments of $3.1 million, an increase in prepaid expenses and other current assets of $1.3 million, an increase in inventory held by others of $598,000, and an increase in accounts receivable of $357,000. Cash used in operations for the year ended December 31, 2008 was partially offset by an increase in accounts payable, accrued expenses, and other current liabilities of $8.8 million, a non-cash share-based compensation expense of $9.8 million, depreciation and amortization of $3.5 million, a non-cash expense for the acquisition of NRI assets of $2.7 million, an increase in Zanaflex Capsules deferred product revenue of $2.5 million and a decrease in inventory of $3.3 million.

Net Cash Used in Investing

        Net cash used in investing activities for the year ended December 31, 2009 was $16.4 million, primarily due to $310.4 million in purchases of short-term investments, purchases of intangible assets of $1.3 million, and purchases of property and equipment of $1.1 million, offset by $296.4 million in proceeds from maturities and sales of short-term investments.

Net Cash Used In Financing

        Net cash used in financing activities for the year ended December 31, 2009 was $4.6 million, primarily due to $7.1 million in repayments to PRF which was partially offset by $2.5 million in net proceeds from the issuance of common stock and exercise of stock options.

Future Capital Needs

        Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Ampyra and Zanaflex Capsules, the continued progress of our preclinical programs, the timing and outcome of regulatory approvals, the amount and timing of milestone or other payments made under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights and the licensing or acquisition of new products or technologies. We expect to incur losses from operations as we continue to support and expand our sales and marketing infrastructure for the commercialization of Ampyra, promote Zanaflex Capsules, continue our clinical development and advance our preclinical programs.

        At December 31, 2009, we had $272.1 million in cash, cash equivalents and short-term investments. To the extent our capital resources are insufficient to meet future operating requirements we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. We may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail our sales and marketing efforts, delay, reduce the scope of or eliminate some of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Contractual Obligations and Commitments

        Our major outstanding contractual obligations are for payments related to our licenses, our convertible notes, our facility leases and our commitments to purchase inventory. The following table summarizes our minimum significant contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years
PRF payments(1)	$5,000	$5,000	$—	$—
Convertible note payable(2)	5,722	—	3,433	2,289
Operating leases	3,040	1,020	2,020	—
Milestone payments(3)	4,400	4,400	—	—
Inventory purchase commitments(4)	25,135	25,135	—	—

Total	$43,297	$35,555	$5,453	$2,289

(1)
PRF payments represents a $5 million fixed payment due to PRF on December 1, 2010 and excludes principal and interest payments, due to uncertainty as to the amount and timing of such payments.

(2)
Represents annual payments of principal and interest to be made on the convertible note payable to Saints Capital starting on January 22, 2011 (the first anniversary of Ampyra FDA approval). This note is convertible, at the election of the holder at any time, into shares of common stock.

(3)
Represents contingent milestone payments of $2.5 million payable to Elan and $750,000 payable to Rush Presbyterian upon FDA approval of Ampyra on January 22, 2010. Also includes expected aggregate milestone payments of $1.0 million to CeNeS Pharmaceuticals plc and $150,000 to Brigham and Women's Hospital related to an IND filing for GGF2 by the FDA, which filing is expected in early 2010.

(4)
Represents Zanaflex and Ampyra launch inventory commitments. Under our Zanaflex supply agreement with Elan, we are required to provide to Elan an 18-month rolling forecast by the 23rd of each month and a two-year forecast not later than July 1 of each year. We are bound to order 100% of the forecast required quantities for each five-month period immediately following each monthly forecast report. Also includes estimated Ampyra launch commitments for the three months following December 31, 2009 pursuant to our Ampyra supply agreement with Elan. We have agreed to purchase at least 75% of its annual requirements of Ampyra from Elan, unless Elan is unable or unwilling to meet its requirements, for a percentage of net product sales and the quantity of product shipped by Elan to us.

        Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. Under certain license agreements, we are required to pay license fees, milestones and royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

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

Revenue Recognition

        We apply the revenue recognition guidance in SFAS No. 48, Revenue Recognition When the Right of Return Exists, [Accounting Standards Codification (ASC) 605-15-25], which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. We cannot recognize revenue until we can reasonably estimate the likely return rate for our products. We have accumulated some sales history with Zanaflex Capsules; however, due to generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we do not believe we can reasonably determine a return rate at this time. As a result, we account for sales of these products using a deferred revenue recognition model. We continue to accumulate data and when we are able to reasonably estimate product returns we will begin to recognize revenue based on shipments of product to our wholesale drug distributors.

        Under our deferred revenue model, we do not recognize revenue upon shipment of Zanaflex Capsules and tablets to our wholesale drug distributors. Instead, we record deferred revenue at gross invoice sales price, and classify the cost basis of the inventory shipped as inventory held by others. We recognize revenue when prescriptions are filled to an end-user because once a prescription is filled the product cannot be returned. We use monthly prescription data that we purchase to determine the amount of revenue to be recognized. We use the number of units of product prescribed to record gross sales. We then reduce deferred revenue and record cost of goods sold.

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

        We accept returns of products for six months prior to and 12 months after their expiration date. We provide a credit to customers with whom we have a direct relationship or a cash payment to those with whom we do not have a direct relationship. We do not exchange product from inventory for the returned product. Returns of products sold by us are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.

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

Research and Development

        Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, and research and development conducted for us by third parties, such as sponsored university-based research, clinical trial vendors, contract manufacturing for our preclinical program, and regulatory consulting to support our NDA filing. In addition, research and development expenses include expenses related to grant revenue and the cost of clinical trial drug supply shipped to our clinical study vendors. We account for our clinical study costs by estimating the patient cost per visit in each clinical trial and recognizing this cost as visits occur, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. All research and development costs are expensed as incurred except when we are accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed when the research and development activity has been performed.

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

        We did not record any tax provision or benefit for the year ended December 31, 2008. We have provided a valuation allowance for the full amount of our gross deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at December 31, 2009. As of December 31, 2009, we had available net operating loss carry-forwards of approximately $249.5 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2029 and research and development tax credit carry-forwards of approximately $1.6 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2019. For the year ended December 31, 2009, we incurred $0.2 million for the alternative minimum tax which has been classified in general and administrative expense and utilized $13.5 million of our net operating loss carry forward as a result of the upfront payment from Biogen. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

Share-Based Compensation

        We account for stock options and restricted stock granted to employees and non-employees by recognizing the costs resulting from all share-based payment transactions in the financial statements at their fair values. We estimate the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model based on assumptions for the expected term of the stock options, expected volatility of our common stock, prevailing interest rates, and an estimated forfeiture rate.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our financial instruments consist of cash and cash equivalents, short-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at December 31, 2009.

        We have cash equivalents and short-term investments at December 31, 2009, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term investments approximate their fair value at December 31, 2009. At December 31, 2009, we held $272.1 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 0.5%.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

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

Change in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision of and with the participation of our chief executive officer and our chief financial officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

        KPMG LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company's internal control over financial reporting as of December 31, 2009. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acorda Therapeutics, Inc.:

        We have audited Acorda Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acorda Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Acorda Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Short Hills, New Jersey
February 26, 2010

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this item will be contained in our 2010 Proxy Statement under the captions "Discussion of Proposals," "Information About Corporate Governance," "Information About Our Executive Officers" and "Other Information" and is incorporated herein by this reference.

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

Item 11.    Director and Executive Compensation.

        The information required by this item will be contained in our 2010 Proxy Statement under the captions "Corporate Governance," "Information About Our Executive Officers" and "Other Information" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item will be contained in our 2010 Proxy Statement under the captions "Information About Our Executive Officers" and "Other Information" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions.

        The information required by this item will be contained in our 2010 Proxy Statement under the caption "Information About Our Executive Officers" and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will be contained in our 2010 Proxy Statement under the caption "Discussion of Proposals" and is incorporated herein by this reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) The following documents are being filed as part of this report:

  (1)
  The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics, Inc. and Subsidiaries:
Report of KPMG LLP, Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Statements of Changes in Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Acorda Therapeutics, Inc.:

        We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acorda Therapeutics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Short Hills, New Jersey
February 26, 2010

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$47,314,412	$29,612,916
Restricted cash	301,160	297,655
Short-term investments	224,778,023	216,435,416
Trade accounts receivable, net	5,739,013	4,622,486
Prepaid expenses	4,274,625	3,330,069
Finished goods inventory held by the Company	4,497,533	3,670,949
Finished goods inventory held by others	2,394,980	2,472,692
Other current assets	3,980,601	1,605,572

Total current assets	293,280,347	262,047,755
Property and equipment, net of accumulated depreciation	1,891,321	1,841,379
Intangible assets, net of accumulated amortization	17,148,631	17,072,224
Non-current portion of deferred cost of license revenue	6,710,001	—
Other assets	440,318	539,328

Total assets	$319,470,618	$281,500,686

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,613,434	$10,124,840
Accrued expenses and other current liabilities	14,975,794	13,993,753
Deferred product revenue—Zanaflex tablets	9,214,742	7,867,046
Deferred product revenue—Zanaflex Capsules	21,489,081	16,436,474
Current portion of deferred license revenue	9,428,571	—
Current portion of revenue interest liability	6,178,697	6,181,100

Total current liabilities	72,900,319	54,603,213
Non-current portion of deferred license revenue	95,857,142	—
Put/call liability	637,500	337,500
Non-current portion of revenue interest liability	5,630,862	12,497,745
Long-term convertible notes payable	7,112,027	6,904,883
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at December 31, 2009 and 2008 respectively; issued and outstanding 37,935,075 and 37,613,356 shares as of December 31, 2009 and 2008, respectively	37,935	37,614
Additional paid-in capital	565,503,101	550,683,383
Accumulated deficit	(428,316,881)	(344,376,410)
Accumulated other comprehensive income	108,613	812,758

Total stockholders' equity	137,332,768	207,157,345

Total liabilities and stockholders' equity	$319,470,618	$281,500,686

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2009	2008	2007
Gross sales—Zanaflex	$58,267,284	$53,397,999	$43,586,367
Less: discounts and allowances	(8,307,936)	(5,670,048)	(4,160,356)

Net sales	49,959,348	47,727,951	39,426,011
License revenue	4,714,287	—	—
Grant revenue	—	98,846	59,880

Total net revenue	54,673,635	47,826,797	39,485,891
Less: cost of sales	(11,058,921)	(11,354,912)	(8,355,858)
Less: cost of license revenue	(329,999)	—	—

Gross profit	43,284,715	36,471,885	31,130,033
Operating expenses:
Research and development	34,611,278	36,604,478	22,410,279
Sales and marketing	57,951,292	49,069,841	30,736,544
General and administrative	31,979,387	24,236,920	17,430,561

Total operating expenses	124,541,957	109,911,239	70,577,384

Operating loss	(81,257,242)	(73,439,354)	(39,447,351)
Other income (expense):
Interest and amortization of debt discount expense	(4,414,812)	(5,591,426)	(2,664,390)
Interest income	1,749,732	4,682,055	4,086,521
Other income (expense)	(18,149)	8,085	50,753

Total other income (expense)	(2,683,229)	(901,286)	1,472,884

Net loss	$(83,940,471)	$(74,340,640)	$(37,974,467)

Net loss per share—basic and diluted	$(2.22)	$(2.19)	$(1.45)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	37,734,978	33,938,980	26,236,781

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive Income
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit		Total Stockholders' Equity
Balance at January 1, 2007	23,657,755	$23,658	$250,693,024	$(232,061,303)	$13,340	$18,668,719
Research and development expense for issuance of stock options to nonemployees	—	—	357	—	—	357
Compensation expense for issuance of stock options to employees	—	—	5,890,879	—	—	5,890,879
Compensation expense for issuance of restricted stock to employees	342,682	343	1,904,897	—	—	1,905,240
Exercise of stock options	367,912	368	2,325,666	—	—	2,326,034
Common stock issued pursuant to follow-on offering, net of offering costs of $5,290,961	4,189,460	4,189	72,209,859	—	—	72,214,048
Expense related to private placement	—	—	(80,615)	—	—	(80,615)
Common stock issued pursuant to exercise of warrants	16,869	17	199,983	—	—	200,000
Comprehensive loss
Unrealized gain on investment securities	—	—	—	—	282,453	282,453
Net loss	—	—	—	(37,974,467)	—	(37,974,467)

Total comprehensive loss						(37,692,014)

Balance at December 31, 2007	28,574,678	$28,575	$333,144,050	$(270,035,770)	$295,793	$63,432,648

Research and development expense for issuance of stock options to nonemployees	—	—	252,754	—	—	252,754
Compensation expense for issuance of stock options to employees	—	—	8,046,376	—	—	8,046,376
Compensation expense for issuance of restricted stock to employees	102,886	103	1,505,753	—	—	1,505,856
Exercise of stock options	523,792	524	3,835,461	—	—	3,835,985
Common stock issued pursuant to follow-on offerings, net of offering costs of $9,686,600	8,312,000	8,312	201,213,089	—	—	201,221,401
Stock issued pursuant to NRI asset acquisition	100,000	100	2,685,900	—	—	2,686,000
Comprehensive loss
Unrealized gain on investment securities	—	—	—	—	516,965	516,965
Net loss	—	—	—	(74,340,640)	—	(74,340,640)

Total comprehensive loss						(73,823,674)

Balance at December 31, 2008	37,613,356	$37,614	$550,683,383	$(344,376,410)	$812,758	$207,157,345

Compensation expense for issuance of stock options to employees	—	—	9,690,257	—	—	9,690,257
Compensation expense for issuance of restricted stock to employees	128,226	128	2,587,544	—	—	2,587,672
Exercise of stock options	193,493	193	2,541,917	—	—	2,542,110
Comprehensive loss
Unrealized loss on investment securities	—	—	—	—	(704,145)	(704,145)
Net loss	—	—	—	(83,940,471)	—	(83,940,471)

Total comprehensive loss						(84,644,616)

Balance at December 31, 2009	37,935,075	$37,935	$565,503,101	$(428,316,881)	$108,613	$137,332,768

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(83,940,471)	$(74,340,640)	$(37,974,467)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Share-based compensation expense	12,277,929	9,804,986	7,796,476
NRI asset acquisition	—	2,686,000	—
Amortization of net premiums and discounts on short-term investments	4,931,379	(3,124,056)	(2,973,325)
Amortization of revenue interest issuance cost	92,731	89,235	65,861
Depreciation and amortization expense	2,761,508	3,480,768	2,252,462
Gain (loss) on put/call liability	300,000	(125,000)	112,500
Gain on disposal of property and equipment	(15,400)	—	(23,750)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,116,527)	(356,905)	50,518
Decrease in prepaid expenses and other current assets	(3,319,585)	(1,300,560)	(969,651)
(Increase) decrease in inventory held by the Company	(618,664)	3,330,916	343,180
(Increase) decrease in inventory held by others	77,712	(598,287)	(354,341)
Increase in non current portion of deferred cost of license revenue	(6,710,001)	—	—
(Increase) decrease in other assets	6,279	48,430	(8,536)
Increase in accounts payable, accrued expenses, other current liabilities	2,224,936	8,793,339	4,623,743
Increase in deferred license revenue	105,285,713	—	—
Increase (decrease) in deferred product revenue—Zanaflex tablets	1,347,696	(46,730)	(1,203,199)
Increase in deferred product revenue—Zanaflex Capsules	5,052,607	2,512,693	2,599,620
Restricted cash	(3,505)	(9,461)	(13,813)

Net cash provided by/(used in) operating activities	38,634,337	(49,155,272)	(25,676,722)
Cash flows from investing activities:
Purchases of property and equipment	(1,147,502)	(1,248,678)	(1,336,068)
Purchases of intangible assets	(1,279,422)	(5,557,765)	(10,000,000)
Purchases of short-term investments	(310,378,132)	(326,034,154)	(147,148,940)
Proceeds from maturities of short-term investments	296,400,000	191,550,000	107,750,000

Net cash used in investing activities	(16,405,056)	(141,290,597)	(50,735,008)
Cash flows from financing activities:
Net proceeds from issuance of common stock and option and warrant exercises	2,542,110	205,057,386	74,659,467
Proceeds from sale of revenue interest	—	—	5,000,000
Repayments of revenue interest liability	(7,069,895)	(1,621,371)	(3,494,281)
Repayments of notes payable	—	(187,645)	(1,043,949)

Net cash provided by/(used in) financing activities	(4,527,785)	203,248,370	75,121,237

Net increase (decrease) in cash and cash equivalents	17,701,496	12,802,501	(1,290,493)
Cash and cash equivalents at beginning of period	29,612,916	16,810,415	18,100,908

Cash and cash equivalents at end of period	$47,314,412	$29,612,916	$16,810,415

Supplemental disclosure:
Cash paid for interest	$4,039,613	$3,874,525	$2,312,453

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

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

        The management of the Company is responsible for the accompanying audited consolidated financial statements and the related information included in the notes to the consolidated financial statements. In the opinion of management, the audited consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented.

        The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules, loans, collaborations and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. To the extent the Company's capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

Use of Estimates

        The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include research and development accruals and share-based compensation accounting, which are largely dependent on the fair value of the Company's equity securities. In addition, the Company recognizes revenue based on estimated prescriptions filled. The Company adjusts its inventory value based on an estimate of inventory that may be returned. Actual results could differ from those estimates.

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

Short-Term Investments

        Short-term investments consist of US Treasury bonds with maturities greater than three months. The Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices.

        Unrealized holding gains and losses on available-for-sale securities, which are determined to be temporary, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income.

        Premiums and discounts on investments are amortized over the life of the related available-for-sale security as an adjustment to yield using the effective- interest method. Dividend and interest income are recognized when earned. Amortized premiums and discounts, dividend and interest income and realized gains and losses are included in interest income.

Inventory

        Inventory is stated at the lower of cost or market value and includes amounts for both Zanaflex tablet and Zanaflex Capsule inventories. Inventories consist of finished goods inventory. Cost is determined using the first-in, first-out method (FIFO) for all inventories. The Company adjusts its inventory value based on an estimate of inventory that may be returned or not sold based on sales projections and establishes reserves as necessary for obsolescence and excess inventory.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are recorded at cost, less accumulated amortization, which is computed on the straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

        The Company has recorded intangible assets related to its Zanaflex acquisition and for certain website development costs. These intangible assets are amortized on a straight line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment annually or when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company's evaluation of the intangible assets, it considers the term of the underlying asset life and the expected life of the related product line. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

Impairment of Long-Lived Assets

        The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets were impaired.

Patent Costs

        Patent application and maintenance costs are expensed as incurred.

Research and Development

        Research and development expenses include the costs associated with the Company's internal research and development activities including, salaries and benefits, occupancy costs, and research and development conducted for it by third parties, such as sponsored university-based research, clinical trials, contract manufacturing for its preclinical program, and regulatory consulting to support its NDA filing. In addition, research and development expenses include expenses related to grant revenue when applicable and the cost of clinical trial drug supply shipped to the Company's clinical study vendors. The Company accounts for its clinical study costs by estimating the patient cost per visit in each clinical trial and recognize this cost as visits occur, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to the Company, it adjusts the accrual; such changes in estimate may be a material change in its clinical study accrual, which could also materially affect its results of operations. All research and development costs are expensed as incurred except when accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. These payments are capitalized at the time of payment and expensed when the research and development activity has been performed.

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

        In determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits, a two-step process is utilized whereby the threshold for recognition is a more likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has no reserves for uncertain tax positions.

Revenue Recognition

        The Company applies the revenue recognition guidance in ASC 605-15-25, Revenue Recognition When the Right of Return Exists, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. The Company has accumulated some sales history with Zanaflex Capsules; however, due to generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we do not believe we can reasonably determine a return rate at this time. As a result, the Company accounts for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company's revenue to be recognized is based on (1) the estimated prescription demand-based on pharmacy sales for its products, and (2) the Company's analysis of third-party information, including third-party market research data. The Company's estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. The Company's sales and revenue recognition reflects the Company's estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such that revenue is recognized upon shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns.

        The Company's net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. Product shipping and handling costs are included in cost of sales. These reserves are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. At the time product is shipped to wholesalers, an adjustment is recorded for estimated chargebacks, rebates, and discounts. These reserves are established by management as its best estimate based on available information and are adjusted to reflect known changes in the factors that impact such reserves. Reserves for chargebacks, rebates and discounts are established based on the contractual terms with customers, analysis of historical levels of discounts, chargebacks and rebates, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. In addition, the Company records a charge to cost of goods sold for the cost basis of the estimated product returns the Company believes may ultimately be realized at the time of product shipment to wholesalers. The Company has recognized this charge at the date of shipment since it is probable that it will receive a level of returned products; upon the return of such product it will be unable to resell the product considering its expiration dating; and it can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company's estimated returns.

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

        The Company is substantially dependent upon Elan for several activities related to the development and commercialization of Ampyra. The Company and Elan rely on a single third-party manufacturer to supply dalfampridine, the active pharmaceutical ingredient in Ampyra. Under the Company's supply agreement with Elan, the Company is obligated to purchase at least 75% of its yearly supply of Ampyra from Elan, and the Company is required to make compensatory payments if it does not purchase 100% of its requirements from Elan, subject to certain exceptions. The Company and Elan have agreed that it may purchase up to 25% of its annual requirements from Patheon, a mutually agreed-upon second manufacturing source, with compensatory payment.

        The Company currently relies on Elan to supply it with Zanaflex Capsules under its 2004 Supply Agreement. The initial term of the agreement expired in 2009, but is subject to two automatic two-year renewal terms. Either party may terminate the agreement by notifying the other party at least 12 months prior to the expiration of the initial term or any renewal term. In addition, either party may terminate the agreement if the other party commits a material breach that remains uncured. If a failure to supply occurs under the agreement, other than a force majeure event, or if the Company terminates the supply agreement for cause, Elan must use commercially reasonable efforts to assist the Company in transferring production of Zanaflex Capsules to it or a third-party manufacturer, provided that such third party is not a technological competitor of Elan. If the Company needs to transfer production, Elan has agreed to grant it a royalty-free, fully paid-up license of its manufacturing know-how and other information and rights related to the production of Zanaflex Capsules, including a license to use its proprietary technology for specified purposes. The Company has the right to sublicense this know-how to a third party manufacturer, provided that this third party is not a technological competitor of Elan. In the event of termination of the supply agreement due to a force majeure event that continues for more than three months, Elan has agreed to enter into negotiations with the Company to preserve the continuity of supply of products, including the possibility of transferring manufacturing of Zanaflex Capsules to it or a third party manufacturer.

        Prior to March 2007, the Company relied on a single manufacturer, Novartis, for the manufacture of Zanaflex tablets and for the supply of tizanidine, the (active pharmaceutical ingredient) API in Zanaflex tablets. Novartis has discontinued production of tizanidine and will no longer supply it. Therefore the Company is still required to obtain FDA approval for a new supplier of the tizanidine needed for the production of Zanaflex tablets. Elan has agreed to supply the Company with Novartis-manufactured tizanidine for the manufacture of Zanaflex tablets to satisfy requirements through the November 2010. If the Company fails to gain FDA approval of a new tizanidine supplier for Zanaflex tablets prior to November 2010, the Company may experience an interruption in its supply.

        The Company is currently in contract negotiations with Patheon regarding the manufacture of Zanaflex tablets, and Patheon has agreed to manufacture Zanaflex tablets prior to the contract being executed. If either Elan or Patheon experiences any disruption in their operations, a delay or interruption in the supply of its Zanaflex products could result until the affected supplier cures the problem or the Company locates an alternate source of supply. The Company may not be able to enter into alternative supply arrangements on terms that are commercially favorable, if at all. Any new supplier would also be required to qualify under applicable regulatory requirements. The Company could experience substantial delays before it is able to qualify any new supplier and transfer the required manufacturing technology to that supplier.

        Similar to other pharmaceutical companies, the Company's principal customers as of December 31, 2009 were wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. To date, such losses have been minimal. Sales to the Company's top three customers, McKesson, Cardinal and AmerisourceBergen, represent 94% of accounts receivable as of both December 31, 2009 and 2008.

Allowance for Doubtful Accounts

        A portion of the Company's accounts receivable may not be collected due principally to customer disputes and sales returns. The Company provides reserves for these situations based on the evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not recognized an allowance as of December 31, 2009 or 2008, as management believes all outstanding accounts receivable are fully collectible.

Fair Value of Financial Instruments

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. The Company considers that fair value should be based on the assumptions market participants would use when pricing the asset or liability.

        The following methods are used to estimate the Company's financial instruments:

  (a)
  Cash equivalents, grants receivables, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments;

  (b)
  Available-for-sale securities are recorded based primarily on quoted market prices;

  (c)
  Put/call liability's fair value is based on revenue projections and business, general economic and market conditions that could be reasonably evaluated as of the valuation date;

        It is not practical for the Company to estimate the fair value of the convertible notes payable due to the specific provisions of these notes. The terms of these notes are disclosed at Note 9. See Note 14 for discussion on fair value measurements.

Earnings per Share

        Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company has certain options, restricted stock and warrants (see Notes 3 and 7), which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each year are equal.

        The following table shows dilutive common share equivalents outstanding, which are not included in earnings per share calculations, as the effect of their inclusion is anti-dilutive during each period:

	Year Ended December 31,
	2009	2008	2007
Convertible promissory note	67,476	67,476	67,476
Restricted stock	203,776	150,163	39,722
Options	3,711,778	3,284,323	2,999,513

	3,983,030	3,501,962	3,106,711

Share-based Compensation

        The Company has various share-based employee and non-employee compensation plans, which are described more fully in Note 7.

        The Company accounts for stock options and restricted stock granted to employees and non-employees by recognizing the costs resulting from all share-based payment transactions in the consolidated financial statements at their fair values. The Company estimates the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model based on assumptions for the expected term of the stock options, expected volatility of its common stock, prevailing interest rates, and an estimated forfeiture rate.

Segment Information

        The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product candidates or by location and does not have separately reportable segments.

Comprehensive Income

        Unrealized gains (losses) from the Company's investment securities are included in accumulated other comprehensive income (loss) within the consolidated balance sheet.

Reclassification

        Certain prior period amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

        The Company reviewed recently issued accounting pronouncements and plan to adopt those that are applicable. The Company does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

Subsequent Events

        The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 26, 2010, the date the Company issued these consolidated financial statements. See Note 15 for subsequent event.

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

(4) Short-Term Investments

        The Company has determined that all of its short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2009
US Treasury bonds	$224,669,409	$126,169	$(17,556)	$224,778,023
2008
Commercial paper	$119,302,891	$585,564	$—	$119,888,455
US Treasury bonds	96,319,767	228,848	(1,654)	96,546,961

        A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment would be charged to earnings for the difference between the investment's cost and fair value at such date and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer's ability to continue as a going concern. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of December 31, 2009.

        Short-term investments with maturity of three months or less from date of purchase have been classified as cash and cash equivalents, and amounted to $43,471,757 and $27,283,767 as of December 31, 2009 and 2008, respectively.

(5) Property and Equipment

        Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008	Estimated useful lives
Leasehold improvements	$2,971,180	$2,885,695	2 to 7 years
Computer equipment	2,925,012	2,265,644	3 years
Laboratory equipment	2,048,746	1,746,163	5 years
Furniture and fixtures	753,258	753,258	5 years
Capital in Progress	139,478	—	3 years
	8,837,674	7,650,760
Less accumulated depreciation	(6,946,353)	(5,809,381)

	$1,891,321	$1,841,379

        Depreciation and amortization expense on property and equipment was $1,148,987 and $1,031,838 for the years ended December 31, 2009 and 2008, respectively.

(6) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Bonus payable	$3,661,582	$2,212,713
Accrued research and development expenses	2,068,054	2,888,791
Ampyra pre-launch and Zanaflex sales and marketing accruals	1,533,936	999,576
Tricare rebate accrual	1,119,544	—
Royalties payable	1,045,630	906,695
Vacation accrual	948,787	684,216
Sales force commissions and incentive payments payable	980,555	2,287,211
Legal accruals	879,760	1,321,882
Fees for distributor services payable	762,422	621,000
Regulatory accruals	476,814	895,810
Other accrued expenses	1,498,710	1,175,859

	$14,975,794	$13,993,753

        Accrued research and development expenses include amounts relating to the clinical trials as well as preclinical operating costs. Legal accruals are primarily comprised of expenses related to the Company's Apotex litigation. Regulatory accruals include amounts for activities and consultants related to the preparation and support of the NDA for Ampyra. Other accrued expenses include other operating expense accruals.

(7) Common Stock Options and Restricted Stock

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

        On January 12, 2006, the Company's board of directors approved the adoption of the Acorda Therapeutics, Inc. 2006 Employee Incentive Plan (the 2006 Plan). This 2006 Plan serves as the successor to the Company's 1999 Plan, as amended, and no further option grants or stock issuances shall be made under the 1999 Plan after the effective date, as determined under Section 14 of the 2006 Plan. All employees of the Company are eligible to participate in the 2006 Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The 2006 Plan also covers the issuance of restricted stock. The 2006 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options and stock appreciation rights, determines the time or times at which options and stock appreciation rights shall be granted under the 2006 Plan, determines the number of shares to be granted subject to any option or stock appreciation right under the 2006 Plan and the duration of each option and stock appreciation right, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. The number of shares of common stock reserved for issuance pursuant to awards made under the 2006 Plan as of December 31, 2009 is 5,466,299 shares of stock. The total number of shares of common stock available for issuance under this 2006 Plan, including shares of common stock subject to the then outstanding awards, shall automatically increase on January 1 of each year during the term of this plan, beginning 2007, by a number of shares of common stock equal to 4% of the outstanding shares of common stock on that date, unless otherwise determined by the Board of Directors. The Board determined that the automatic increase should not take effect for 2007, that the automatic increase of 4% should take effect for 2008 and approved a 3% increase for 2009. Upon the exercise of options in the future, the Company intends to issue new shares.

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2009	2008	2007
Employees and directors:
Estimated volatility	75.96%	80.17%	71.84%
Expected life in years	5.56	5.30	6.17
Risk free interest rate	2.15%	2.85%	4.66%
Dividend yield	—	—	—

        The Company estimated volatility for purposes of computing compensation expense on its employee and non-employee options using a combination of the volatility of the Company's stock price since October 1, 2006 and the volatility of public companies that the Company considered comparable. The expected life used to estimate the fair value of employee options is 5.56 years. The Company based this assumption on the 50th percentile of 10 peer companies' choices for expected life for their valuations.

        The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $14.33, $14.20, and $13.00 respectively. 15,000 options were granted to non-employees for the year ended December 31, 2008 and no options were granted to non-employees for the years ended December 31, 2009 and 2007.

        During the year ended December 31, 2009, the Company granted 1,034,379 stock options and restricted stock awards to employees and directors under the 2006 Plan. These stock options were issued with a weighted average exercise price of $21.97 per share. 800 of these options vested immediately, 70,000 of these options vest over a one-year vesting schedule and 755,288 will vest over a four-year vesting schedule. The 208,291 restricted stock awards granted in 2009 will vest over a three-year vesting schedule. As a result of these grants the total compensation charge to be recognized over the service period is $14,928,622, of which $4,064,202 was recognized during the year ended December 31, 2009.

        Compensation costs for options and restricted stock granted to employees and directors amounted to $12,277,929, $9,552,236, and $7,796,118 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no compensation costs capitalized in inventory balances. Compensation expense for options and restricted stock granted to employees and directors are classified between research and development, sales and marketing and general and administrative expense based on employee job function.

        A summary of share-based compensation activity for the year ended December 31, 2009 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2007	2,534,663	$6.23
Granted	1,024,083	19.14
Forfeited and expired	(191,321)	13.29
Exercised	(367,912)	6.32

Balance at December 31, 2007	2,999,513	10.17
Granted	924,484	21.29
Forfeited and expired	(115,882)	16.21
Exercised	(523,792)	7.32

Balance at December 31, 2008	3,284,323	13.55
Granted	826,088	21.97
Forfeited and expired	(205,140)	16.94
Exercised	(193,493)	13.15

Balance at December 31, 2009	3,711,778	$15.25	7.0	$37,591,100

Vested and expected to vest at December 31, 2009	3,637,483	$15.12	7.0	$37,303,971

Vested and exercisable at December 31, 2009	2,322,833	$11.85	6.1	$31,218,656

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2009	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2009	Weighted- average exercise price
$2.45-$5.85	830,993	4.39	$3.59	805,276	$3.53
$6.00-$16.74	692,559	5.93	10.29	612,184	9.81
$16.88-$19.81	801,040	7.65	18.76	430,463	18.51
$19.83-$21.97	675,903	8.91	20.69	191,444	20.62
$22.13-$34.70	711,283	8.32	24.60	283,466	23.82

	3,711,778	6.96	$15.25	2,322,833	$11.85

        Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2009 totaled $20.2 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at January 1, 2007	413,477
Granted	—
Vested	(342,682)
Forfeited	(31,073)

Nonvested at December 31, 2007	39,722
Granted	225,000
Vested	(102,886)
Forfeited	(11,673)

Nonvested at December 31, 2008	150,163
Granted	208,291
Vested	(128,226)
Forfeited	(26,452)

Nonvested at December 31, 2009	203,776

(8) Income Taxes

        The Company had available net operating loss carry-forwards (NOL) of approximately $249.5 million and $262.2 million as of December 31, 2009 and 2008 respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2010 and 2029. For the year ended December 31, 2009, the Company incurred $0.2 million for the alternative minimum tax which has been classified in general and administrative expense and utilized $13.5 million of its net operating loss carry-forward as a result of the upfront payment from Biogen. The Company also has research and development tax credit carry-forwards of approximately $1.6 million and $1.6 million as of December 31, 2009 and 2008, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2019. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2004.

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are presented below:

	December 31, 2009	December 31, 2008
Net operating loss carry-forwards	$83,828,434	$88,829,117
Research and development tax credit	1,577,897	1,577,897
Property and equipment	430,857	834,527
Intellectual property	2,763,200	3,154,808
Stock options and warrants	9,160,528	8,155,122
Deferred revenue	41,643,521	7,724,122
Inventory reserve	—	167,362
Revenue interest liability	4,413,052	6,728,310
NRI acquisition	830,938	892,276
Other temporary differences	2,551,202	1,390,290

	147,199,629	119,453,831
Less valuation allowance	(147,199,629)	(119,453,831)

Net deferred tax assets	$—	$—

        Changes in the valuation allowance for the years ended December 31, 2009 and 2008 amounted to approximately $27.7 million and $21.6 million, respectively. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the Act) provides for a limitation of the annual use of NOL and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carry-forwards. The Company has experienced various ownership changes, as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its gross deferred tax assets as of and for all periods presented. As of December 31, 2009, management believes that it is more likely than not that the net deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its gross deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(9) License and Research and Collaboration Agreements

Elan

        In September 2003, the Company entered into an amended and restated license agreement and a supply agreement with Elan, which replaced two prior license and supply agreements for Ampyra. Under this agreement, Elan granted the Company exclusive worldwide rights to Ampyra, as well as Elan's formulation for any other mono or di-aminopyridines, for all indications, including multiple sclerosis and spinal cord injury. The Company agreed to pay Elan milestone payments and royalties based on as a percentage of net product sales and the quantity of product shipped by Elan to Acorda.

        Subject to early termination provisions, the Elan license terminates on a country by country basis on the latter to occur of fifteen years from the date of the agreement, the expiration of the last to expire Elan patent or the existence of competition in that country.

        Elan has the right to manufacture for the Company, subject to certain exceptions, Ampyra and other products covered by these agreements at specified prices calculated as a percentage of net product sales of the product shipped by Elan to Acorda. In the event Elan does not manufacture the products, it is entitled to a compensating payment for the quantities of product provided by the alternative manufacturer.

Convertible Note

        Under the Agreement, Elan also loaned to the Company an aggregate of $7.5 million pursuant to two convertible promissory notes. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital. One promissory note in the amount of $5.0 million bears interest at a rate of 3% beginning on the first anniversary of the issuance of the note. The unpaid principal is convertible into 67,476 shares of common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period beginning one year after the Company receives certain regulatory approval for the products to be developed, subject to limitations related to gross margin on product sales. The $5.0 million promissory note restricts the Company's ability to incur indebtedness that is senior to the notes, subject to certain exceptions, including for the Company's revenue interest assignment arrangement (See Note 13).

        The second promissory note was in the amount of $2.5 million and was non-interest bearing. In December 2006, Saints Capital exercised the conversion of this note into 210,863 shares of common stock.

        On January 22, 2010, the Company received regulatory approval for the product under development that was subject to this convertible note payable. Saints Capital holds the option to convert the outstanding principal into common stock until the first anniversary of regulatory approval or January 22, 2011. If Saints Capital has not converted by the first anniversary date, the Company shall be obligated to pay the outstanding principal sum on the promissory note, together with all accrued and unpaid interest, subject to limitations related to gross margin on product sales, in seven equal installments, the first of which shall be paid on the maturity date, and the balance shall be paid on the six successive anniversaries of the maturity date. The Company, at its option, may at any time prepay in whole or in part, without penalty, the principal balance together with accrued interest to the date of payment, by giving Saints Capital written notice at least thirty days prior notice to the date of prepayment; provided, however, that during such thirty day period, Saints Capital shall be entitled to convert the principal balance of this promissory note.

        Interest on these convertible promissory notes has been imputed using 3% on the $5 million note.

Supply Agreement

        In September 2003, the Company entered into a supply agreement with Elan relating to the manufacture and supply of Ampyra by Elan. The Company agreed to purchase at least 75% of its annual requirements of Ampyra from Elan, unless Elan is unable or unwilling to meet its requirements, for a percentage of net product sales and the quantity of product shipped by Elan to Acorda. In those circumstances, where the Company elects to purchase less than 100% of its requirements from Elan, the Company agreed to make certain compensatory payments to Elan. Elan agreed to assist the Company in qualifying a second manufacturer to manufacture and supply the Company with Ampyra subject to its obligations to Elan.

        As permitted by the agreement with Elan, the Company has designated Patheon, Inc. (Patheon) as a qualified second manufacturing source of Ampyra. In connection with that designation, Elan assisted the Company in transferring manufacturing technology to Patheon. The Company and Elan have agreed that a purchase of up to 25% of annual requirements from Patheon are allowed if compensatory payments are made to Elan. In addition, Patheon may supply the Company with Ampyra if Elan is unable or unwilling to meet the Company's requirements.

Biogen Idec

        On June 30, 2009, the Company entered into an exclusive collaboration and license agreement with Biogen Idec International GmbH (Biogen Idec) to develop and commercialize dalfampridine in markets outside the U.S. (the Collaboration Agreement). Under the Collaboration Agreement, Biogen Idec was granted the exclusive right to commercialize dalfampridine and other products containing aminopyridines developed under that agreement in all countries outside of the U.S., which grant includes a sublicense of the Company's rights under an existing license agreement between the Company and Elan Pharma International Limited, a subsidiary of Elan Corporation plc (Elan). Biogen Idec will have responsibility for regulatory activities and future clinical development of dalfampridine in ex-U.S. markets worldwide. The Company also entered into a related supply agreement with Biogen Idec (the Supply Agreement), pursuant to which the Company will supply Biogen Idec with its requirements for the licensed products through the Company's existing supply agreement with Elan.

        Under the Collaboration Agreement, the Company was entitled to an upfront payment of $110.0 million as of June 30, 2009, which was received on July 1, 2009, and will be entitled to receive additional payments of up to approximately $400 million based on the successful achievement of future regulatory and sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned. The Company is not able to reasonably predict if and when the milestones will be achieved. Under the Collaboration Agreement, Biogen Idec will be required to make double-digit tiered royalty payments to the Company on ex-U.S. sales. In addition, the consideration that Biogen Idec will pay for licensed products under the Supply Agreement will reflect the price owed to the Company's suppliers under its supply arrangements with Elan or other suppliers for ex-U.S. sales, including manufacturing costs and royalties owed. The Company and Biogen Idec may also carry out future joint development activities regarding licensed product under a cost-sharing arrangement. Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen Idec, will participate in overseeing the development and commercialization of dalfampridine and other licensed products in markets outside the U.S. pursuant to that agreement. Acorda will continue to develop and commercialize Ampyra independently in the U.S.

        As of June 30, 2009, the Company recorded a license receivable and deferred revenue of $110.0 million for the upfront payment due to the Company from Biogen Idec under the Collaboration Agreement. Also, as a result of such payment to Acorda, a payment of $7.7 million became payable by Acorda to Elan and was recorded as a cost of license payable and deferred expense. The payment of $110.0 million was received from Biogen Idec on July 1, 2009 and the payment of $7.7 million was made to Elan on July 7, 2009. The granting of the sublicense to Biogen Idec and certain of the Company's continued activities under the Collaboration Agreement are treated as a single unit of accounting for revenue recognition purposes. As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Elan as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement. The Company recognized $4.7 million in license revenue, a portion of the $110.0 million received from Biogen Idec and $330,000 in cost of license revenue, a portion of the $7.7 million paid to Elan during the year ended December 31, 2009. The Company currently estimates the revenue recognition period under the Collaboration Agreement for upfront payments to be approximately 12 years from the date of this agreement.

(10) Employee Benefit Plan

        Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. Effective January 1, 2007, the Company amended the plan to include an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. The Company's expense related to the plan was $757,000, $548,000 and $388,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(11) Commitments and Contingencies

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

2009 for a corporate apartment. Future minimum commitments under all non-cancelable leases required subsequent to December 31, 2009 are as follows:

2010	$1,019,500
2011	1,010,000
2012	1,010,000

$3,039,500

        Rent expense under these operating leases during the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $882,000 and $799,000, respectively.

        Under the Company's Ampyra license agreement with Elan, the Company is obligated to make milestone payments to Elan of up to $15.0 million over the life of the contract and royalty payments as a percentage of net product sales and the quantity of product shipped by Elan to Acorda. In addition, under the Company's various other research, license and collaboration agreements with other parties, it is obligated to make milestone payments of up to an aggregate of approximately $16.8 million over the life of the contracts. The first milestone payment of $2.5 million is due to Elan 90 days following the FDA's approval of the Company's NDA for Ampyra, which will occur in 2010. Further milestone amounts are payable in connection with additional indications.

        Under the Company's Ampyra supply agreement with Elan, payments for product manufactured by Elan are calculated as a percentage of net product sales and the quantity of product shipped by Elan to Acorda. Under this agreement, Acorda also has the option to purchase an agreed to quantity of product from a second source provided Acorda makes a compensating payment to Elan for the quantities of product provided by the second source.

        Under the Company's license agreement with Rush-Presbyterian–St. Luke's Medical Center, it is obligated to make royalty payments as a percentage of net sales in the United States and in countries other than the United States.

        Under the Company's license agreement with Cornell Research Foundation, Inc, it is obligated to make royalty payments as a percentage of net sales in the United States and in countries other than the United States.

        Under its Zanaflex supply agreement with Elan, the Company is required to provide to Elan an 18-month rolling forecast by the 23rd of each month and a two-year forecast not later than July 1 of each year. The Company is bound to order one hundred percent of the forecast required quantities for each five month period immediately following each monthly forecast report.

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

        In August 2007, the Company received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking marketing approval for generic versions of Zanaflex Capsules. In October 2007, the Company filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, Apotex) for patent infringement in relation to the filing of the ANDA by Apotex. The defendants have answered the Company's complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. The Company has denied those counterclaims. In March 2008, Apotex filed a motion, which the Company opposed, for partial judgment on the pleadings dismissing the Company's request for relief on the ground that the case is "exceptional" under U.S.C. §§ 271(e)(4) or 285. The court ruled in the Company's favor and denied Apotex' motion in December 2008. Fact discovery in the case has been completed. The court has also determined that a Markman hearing on the construction of certain terms contained in the patent will be held, and the parties have completed related depositions and submission of the briefs to the Court. The hearing was set for November 18, 2009 but the Court has postponed it without yet setting a new date. Apotex has filed a motion to exclude certain evidence from consideration at the hearing, which the Company has opposed. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2009 there have been no accruals for legal matters aside from payments related to the litigation itself.

(12) Intangible Assets

        The Company acquired all of Elan's U.S. sales, marketing and distribution rights to Zanaflex Capsules and Zanaflex tablets in July 2004 for $2.0 million plus $675,000 for finished goods inventory. The Company was also responsible for up to $19.5 million in future contingent milestone payments based on cumulative gross sales of Zanaflex tablets and Zanaflex Capsules. As of December 31, 2009, the Company made $19.5 million of these milestone payments which were recorded as intangible assets in the consolidated financial statements.

        In connection with this transaction, the Company acquired the rights to the trade name "Zanaflex®", one issued U.S. patent and two patent applications related to Zanaflex Capsules, and the remaining tablet inventory on hand with Elan. Additionally, the Company assumed Elan's existing contract with Novartis to manufacture Zanaflex tablets and entered into a separate contract with Elan to manufacture Zanaflex Capsules. The Company separately launched Zanaflex Capsules in April 2005. The Company did not acquire any receivables, employees, facilities or fixed assets. The Company allocated, on a relative fair value basis, the initial and milestone payments made to Elan to the assets acquired, principally the Zanaflex trade name and the capsulation patent. There is no expected residual value of these intangible assets. The Company amortizes the allocated fair value of the trade name and patent over their estimated future economic benefit to be achieved. The Zanaflex trade name was fully amortized as of December 31, 2008.

        Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose which can range from being product driven, to having an informative purpose (such as that of the Company website), to acting as a training or prescriber portal created for the purpose of promoting product awareness, providing information and education, and to supplant manual processes or services undertaken by the Company.

        The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its intangible assets based on profitability and cash flow expectations for the related assets. As of December 31, 2009, the Company does not believe that there are any facts or circumstances that would indicate a need for changing the estimated useful life of the Zanaflex patent. The analysis performed on the carrying value of the patent as of December 31, 2009 did not result in any impairment issues.

        Intangible assets consisted of the following:

	December 31, 2009	December 31, 2008	Estimated remaining useful lives as of December 31, 2009
Zanaflex patents	$19,350,000	$19,350,000	12 years
Zanaflex trade name	2,150,000	2,150,000	0 years
Website development costs(1)	1,444,749	439,681	3 years
Website development costs—in process websites(2)	782,531	137,585	3 years

	23,727,280	22,077,266
Less accumulated amortization	6,578,650	5,005,042

	$17,148,630	$17,072,224

(1)
Represents capitalized website development costs for fully developed and launched websites.

(2)
Represents websites in development which have not been completed and therefore not been launched as of December 31, 2009.

        The Company recorded $1,612,521 and $2,448,929 in amortization expense related to these intangible assets in the years ending December 31, 2009 and 2008, respectively.

        Estimated future amortization expense for Zanaflex patents subsequent to December 31, 2009 for the next five years is as follows:

2010	$1,282,696
2011	1,282,696
2012	1,282,696
2013	1,282,696
2014	1,282,696

$6,413,480

(13) Sale of Revenue Interest

        On December 23, 2005, the Company entered into an agreement with an affiliate of Paul Royalty Fund (PRF), under which the Company received $15 million in cash. In exchange the Company has assigned PRF revenue interest in Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all Zanaflex net revenues (as defined in the agreement) generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, the Company entered into an amendment to the revenue interest assignment agreement with PRF. Under the terms of the amendment, PRF paid the Company $5.0 million in November 2006. An additional $5.0 million was due if the Company's net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone was met and the receivable was reflected in the Company's December 31, 2006 financial statements. Under the terms of the amendment, the Company is required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010 since the net revenues milestone was met. The December 1, 2009 payment was made.

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

        In connection with the transaction, the Company recorded a liability, referred to as the revenue interest liability. The Company imputes interest expense associated with this liability using the effective interest rate method and records a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company recorded approximately $4.2 million, $5.4 million and $2.4 million in interest expense related to this agreement in 2009, 2008 and 2007, respectively. Interest expense in 2008 included a $1.4 million out-of-period adjustment made during the second quarter of 2008 to correct an error identified in the previously recorded effective interest expense related to the November 2006 amended revenue interests assignment agreement with PRF. This out-of-period adjustment did not increase the total interest expense associated with this agreement. Through December 31, 2009, $27.3 million in payments have been made to PRF as a result of Zanaflex sales levels and milestones reached.

        The agreement also contains put and call options whereby the Company may repurchase the revenue interest at its option or can be required by PRF to repurchase the revenue interest, contingent upon certain events. If the Company experiences a change of control, undergoes certain bankruptcy events, transfers any of their interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfers all or substantially all of its assets, or breaches certain of the covenants, representations or warranties made under the agreement, PRF has the right, which the Company refers to as PRF's put option, to require the Company to repurchase the rights sold to PRF at the "put/call price" in effect on the date such right is exercised. If the Company experiences a change of control it has the right, which the Company refers to as the Company's call option, to repurchase the rights sold to PRF at the "put/call price" in effect on the date such right is exercised. If the Company's call option becomes exercisable as a result of this trigger, the Company will have a period of 180 days during which to exercise the option. The Company does not currently intend to exercise its call option if it becomes exercisable as a result of such a transaction but may reevaluate whether it would exercise the option during the 180-day period. The put/call price on a given date is the greater of (i) 150% of all payments made by PRF as of such date, less all payments received by PRF as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF as of such date, taking into account the amount and timing of all payments received by PRF as of such date. The Company has determined that PRF's put option and the Company's call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded a net liability of $637,500 as of December 31, 2009 related to the put/call option to reflect its current estimated fair value. This liability is revalued on a semi-annual basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. For the year ended December 31, 2009, a loss of $300,000 has been recorded as a result of the change in the fair value of the net put/call liability balance from December 31, 2008.

(14) Fair Value Measurements

        The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Company bases fair value on the assumptions market participants would use when pricing the asset or liability.

        The Company utilizes a fair value hierarchy which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company primarily applies the market approach for recurring fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

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

        The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$43,471,757	$—	$—
Short-term investments	224,778,023	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	637,500

        The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

	Balance as of December 31, 2008	Realized losses included in net loss	Unrealized losses included in other comprehensive loss	Balance as of December 31, 2009
Liabilities Carried at Fair Value:
Put/call liability	$337,500	$300,000	$—	$637,500

        The Company evaluates the fair value of positions classified within the Level 3 category based on revenue projections, business, general economic and market conditions that could be reasonably evaluated as of the valuation date.

(15) Subsequent Events

        On January 22, 2010, the Company received marketing approval from the FDA for Ampyra (dalfampridine). The FDA granted Ampyra orphan drug status, which will provide seven years of market exclusivity for the drug. This event triggered two milestone payments of $2.5 million to Elan and $750,000 to Rush-Presbyterian St. Luke's Medical Center which will be paid in 2010.

        In February 2010 the Company signed a lease for a 6,680 square foot facility in Hawthorne, NY, which houses additional office space. The current annual rent for this facility is approximately $126,900. The lease for this facility expires in December 2012.

(16) Quarterly Consolidated Financial Data (unaudited)

	2009
	March 31	June 30	September 30	December 31
Net sales	$12,469,078	$12,549,459	$12,857,177	$12,083,634
Gross profit	9,910,141	9,597,970	12,447,258	11,329,346
Net loss—basic and diluted	(18,708,144)	(23,328,931)	(19,429,807)	(22,473,589)
Net loss per share—basic and diluted	$(0.50)	$(0.62)	$(0.51)	$(0.59)

	2008
	March 31	June 30	September 30	December 31
Net sales	$11,487,326	$11,359,021	$12,442,431	$12,439,173
Gross profit	8,527,166	8,556,135	9,764,756	9,623,828
Net loss—basic and diluted	(16,430,875)	(18,822,458)	(18,855,762)	(20,231,545)
Net loss per share—basic and diluted	$(0.54)	$(0.58)	$(0.53)	$(0.54)

(b)    Exhibits.

        The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on November 20, 2006.
3.2	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on March 21, 2007.
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
10.15*
Supply Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006
10.16*
License Agreement, dated September 26, 2003, by and between the Registrant and Rush-Presbyterian–St. Luke's Medical Center. Incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
10.17
Side Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian–St. Luke's Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.18*
Payment Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian–St. Luke's Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.
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
10.53**
Employment Offer Letter, dated October 20, 2008, by and between the Registrant and Thomas C. Wessel. Incorporated herein by reference to Exhibit 10.53 to Registrant's Annual Report on Form 10-K filed on March 2, 2009
10.54*
Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009. Incorporated herein by reference to Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q filed on August 10, 2009.
10.55*
Supply Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009. Incorporated herein by reference to Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q filed on August 10, 2009.
10.56
Amendment No. 1 Agreement and Sublicense Consent Between Elan Corporation, plc and the Registrant dated June 30, 2009. Incorporated herein by reference to Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q filed on August 10, 2009.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of New York, on this 26th day of February 2010.

ACORDA THERAPEUTICS, INC.
By:	/s/ RON COHEN Ron Cohen President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON COHEN, M.D. Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010
/s/ DAVID LAWRENCE, M.B.A. David Lawrence, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010
/s/ BARRY GREENE Barry Greene	Director	February 26, 2010
/s/ JOHN P. KELLEY John P. Kelley	Director	February 26, 2010
/s/ SANDRA PANEM, PH.D. Sandra Panem, Ph.D.	Director	February 26, 2010
/s/ LORIN J. RANDALL Lorin J. Randall	Director	February 26, 2010
/s/ STEVEN M. RAUSCHER, M.B.A. Steven M. Rauscher, M.B.A.	Director	February 26, 2010
/s/ IAN SMITH Ian Smith	Director	February 26, 2010
/s/ WISE YOUNG, PH.D., M.D. Wise Young, Ph.D., M.D.	Director	February 26, 2010