Form 10-Q
period 2010-03-31
ACORDA THERAPEUTICS INC
filed 2010-05-10
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.001 par value per share	38,721,052 shares

ACORDA THERAPEUTICS, INC.

i

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report and in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009  that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

ii

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,732,204	$47,314,412
Restricted cash	301,470	301,160
Short-term investments	157,856,355	224,778,023
Trade accounts receivable, net	7,943,698	5,739,013
Prepaid expenses	7,176,392	4,274,625
Finished goods inventory held by the Company	21,305,406	4,497,533
Finished goods inventory held by others	2,306,489	2,394,980
Other current assets	3,370,993	3,980,601
Total current assets	285,993,007	293,280,347
Property and equipment, net of accumulated depreciation	2,087,017	1,891,321
Intangible assets, net of accumulated amortization	23,180,140	17,148,631
Non-current portion of deferred cost of license revenue	6,545,001	6,710,001
Other assets	410,810	440,318
Total assets	$318,215,975	$319,470,618
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,522,205	$11,613,434
Accrued expenses and other current liabilities	17,611,169	14,975,794
Deferred product revenue—Zanaflex tablets	8,757,691	9,214,742
Deferred product revenue—Zanaflex Capsules	20,949,123	21,489,081
Current portion of deferred license revenue	9,428,571	9,428,571
Current portion of revenue interest liability	6,749,017	6,178,697
Current portion of convertible notes payable	1,144,275	—
Total current liabilities	89,162,051	72,900,319
Non-current portion of deferred license revenue	93,499,999	95,857,142
Put/call liability	637,500	637,500
Non-current portion of revenue interest liability	5,444,090	5,630,862
Non-current portion of convertible notes payable	6,025,388	7,112,027
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2010 and December 31, 2009; issued and outstanding 38,251,706 and 37,935,075 shares as of March 31, 2010 and December 31, 2009, respectively	38,252	37,935
Additional paid-in capital	572,796,482	565,503,101
Accumulated deficit	(449,431,391)	(428,316,881)
Accumulated other comprehensive income	43,604	108,613
Total stockholders’ equity	123,446,947	137,332,768
Total liabilities and stockholders’ equity	$318,215,975	$319,470,618

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three-month period ended March 31, 2010	Three-month period ended March 31, 2009
Revenues:
Gross product sales	$17,253,548	$14,617,943
Less: discounts and allowances	(1,863,305)	(2,148,865)
Net sales	15,390,243	12,469,078
License revenue	2,357,143	—
Total net revenues	17,747,386	12,469,078

Costs and expenses:
Cost of sales	3,075,947	2,558,937
Research and development	8,062,228	7,916,936
Selling, general and administrative	26,713,689	20,021,704
Total operating expenses	37,851,864	30,497,577
Operating loss	(20,104,478)	(18,028,499)
Other expense (net):
Interest and amortization of debt discount expense	(1,214,069)	(1,492,264)
Interest income	204,036	797,219
Gain on disposal of property and equipment	—	15,400
Total other expense (net)	(1,010,033)	(679,645)
Net loss	$(21,114,510)	$(18,708,144)
Net loss per share—basic and diluted	$(0.56)	$(0.50)
Weighted average common shares outstanding used in computing net loss per share—basic and diluted	38,020,888	37,642,894

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three-month period ended March 31, 2010	Three-month period ended March 31, 2009
Cash flows from operating activities:
Net loss	$(21,114,510)	$(18,708,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	3,185,764	2,718,140
Amortization of net premiums and discounts on short-term investments	1,219,452	364,146
Amortization of revenue interest issuance cost	29,508	31,915
Depreciation and amortization expense	837,737	681,421
Gain on disposal of property and equipment	—	(15,400)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,204,685)	19,076
Increase in prepaid expenses and other current assets	(2,292,159)	(1,286,284)
(Increase) decrease in inventory held by the Company	(16,807,873)	1,434,123
Decrease (increase) in inventory held by others	88,491	(45,228)
Decrease in non-current portion of deferred cost of license revenue	165,000	—
(Increase) decrease in other assets	—	6,824
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	15,605,145	(6,541,254)
Increase in revenue interest liability interest payable	615,697	749,969
Increase in non-current portion of deferred license revenue	(2,357,143)	—
(Decrease) increase in deferred product revenue—Zanaflex tablets	(457,051)	184,846
(Decrease) increase in deferred product revenue—Zanaflex Capsules	(539,958)	880,020
Restricted cash	(310)	(1,212)
Net cash used in operating activities	(24,026,895)	(19,527,042)
Cash flows from investing activities:
Purchases of property and equipment	(455,937)	(271,490)
Purchases of intangible assets	(6,612,368)	—
Purchases of short-term investments	(31,112,793)	(78,290,233)
Proceeds from maturities of short-term investments	96,750,000	103,900,000
Net cash provided by investing activities	58,568,902	25,338,277
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	4,107,934	951,846
Repayments of revenue interest liability	(232,149)	(257,995)
Net cash provided by financing activities	3,875,785	693,851
Net increase in cash and cash equivalents	38,417,792	6,505,086
Cash and cash equivalents at beginning of period	47,314,412	29,612,916
Cash and cash equivalents at end of period	$85,732,204	$36,118,002
Supplemental disclosure:
Cash paid for interest	540,737	690,508

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the SEC).

The Company finances its operations through a combination of issuance of equity securities, revenues from Zanaflex Capsules and Ampyra, loans, collaborations, and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. To the extent the Company’s capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include research and development and share-based compensation accounting, which are largely dependent on the fair value of the Company’s equity securities. In addition, the Company recognizes Zanaflex revenue based on estimated prescriptions filled. The Company adjusts its Zanaflex inventory value based on an estimate of inventory that may be returned. Actual results could differ from those estimates.

Revenue Recognition

Zanaflex

The Company applies the revenue recognition guidance in Accounting Standards Codification (ASC) 605-15-25, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. The Company has accumulated some sales history with Zanaflex Capsules; however, due to generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we do not believe we can reasonably determine a return rate at this time. As a result, the Company accounts for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized is based on (1) the estimated prescription demand, based on pharmacy sales for its products; and (2) the Company’s analysis of third-party information, including third-party market research data. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. The Company’s sales and revenue recognition reflects the Company’s estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such that revenue is recognized following shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. Product shipping and handling costs are included in cost of sales. These reserves are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. Adjustments are recorded for estimated chargebacks, rebates, and discounts. These reserves are established by management as its best estimate based on available information and are adjusted to reflect known changes in the factors that impact such reserves. Reserves for chargebacks, rebates and discounts are established based on the contractual terms with customers, analysis of historical levels of discounts, chargebacks and rebates, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. In addition, the Company records a charge to cost of goods sold for the cost basis of the estimated product returns the Company believes may ultimately be realized at the time of product shipment to wholesalers. The Company has recognized this charge at the date of shipment since it is probable that it will receive a level of returned products; upon the return of such product it will be unable to resell the product considering its expiration dating; and it can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company’s estimated returns.

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail. Ampyra will not be available in retail pharmacies. The Company applies the revenue recognition guidance in Staff Accounting Bulletin (SAB) 104 and does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated rebates, discounts and returns. Product shipping and handling costs are included in cost of sales. These reserves are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, an adjustment is recorded for estimated rebates, discounts and returns. These reserves are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such reserves. Reserves for rebates, discounts and returns are established based on the contractual terms with customers, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products.

Collaborations

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

Ampyra Inventory

Until regulatory approval of Ampyra, the Company expensed all of its inventory costs as research and development. Upon regulatory approval of Ampyra, the Company began capitalizing all costs associated with the purchase of inventory from Elan and manufacturing development at its second manufacturer, Patheon.

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

(3) Share-based Compensation

During the three-month periods ended March 31, 2010 and 2009, the Company recognized share-based compensation expense of $3.2 million and $2.7 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2010 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2010 and 2009 were approximately $19.43 and $13.31, respectively.

A summary of share-based compensation activity for the three-month period ended March 31, 2010 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at January 1, 2010	3,711,778	$15.25
Granted	824,094	32.73
Cancelled	(16,603)	16.88
Exercised	(316,631)	13.20
Balance at March 31, 2010	4,202,638	$18.83	7.4	$64,670,350
Vested and expected to vest at March 31, 2010	4,070,695	$18.54	7.4	$63,813,244
Vested and exercisable at March 31, 2010	2,182,531	$12.21	6.0	$47,987,400

Restricted Stock Activity

Number of Shares
Nonvested at January 1, 2010	203,776
Granted	267,511
Vested	—
Forfeited	(2,308)
Nonvested at March 31, 2010	468,979

As of March 31, 2010, there was $39.9 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.8 years.

(4) Income Taxes

The Company had available net operating loss carry-forwards (NOL) of approximately $278.4 million and $249.5 million as of March 31, 2010 and December 31, 2009, respectively, for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2011 and 2030. The Company also has research and development tax credit carryforwards of approximately $1.6 million as of both March 31, 2010 and December 31, 2009, for federal income tax reporting purposes that are available to reduce federal income taxes, if any, and expire in future years beginning in 2020.

At March 31, 2010 and December 31, 2009, the Company had a deferred tax asset of $154.8 million and $147.2 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the Act) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its gross deferred tax assets as of and for all periods presented. As of March 31, 2010, management believes that it is more likely than not that the gross deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its gross deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(5) Fair Value Measurements

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. The Company’s Level 3 liability represents our put/call liability related to the Paul Royalty Fund (PRF) transaction. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2010.

	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$79,668,836	$—	$—
Short-term investments	157,856,355	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	637,500

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

	Balance as of December 31, 2009	Realized gains (losses) included in net loss	Unrealized losses included in other comprehensive loss	Balance as of March 31, 2010
Liabilities Carried at Fair Value:
Put/call liability	$637,500	$—	$—	$637,500

We estimate the fair value of our put/call liability using an discounted cash flow approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of the PRF agreement are discounted to a single present value and then exercise scenario probabilities are applied. Some of the more significant assumptions made in the present value calculations include (i) the estimated Zanaflex revenue forecast and (ii) the likelihood of put/call exercise trigger events.

Our put/call liability has been classified as Level 3 assets as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the security. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated Zanaflex revenue forecast and the likelihood of trigger events, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We may be required to record losses in future periods.

(6) Short-Term Investments

The Company has determined that all of its short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income. Available-for-sale securities consisted of the following:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2010
US Treasury bonds	$157,812,749	$45,573	$(1,967)	$157,856,355
December 31, 2009
US Treasury bonds	224,669,409	126,169	(17,556)	224,778,023

The contractual maturities of available-for-sale debt securities at March 31, 2010 and December 31, 2009 are within one year. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of March 31, 2010. Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $79,668,836 and $43,471,757 as of March 31, 2010 and December 31, 2009, respectively.

(7) Collaboration Agreement

On June 30, 2009, the Company entered into an exclusive collaboration and license agreement with Biogen Idec International GmbH (Biogen Idec) to develop and commercialize Ampyra (known as fampridine outside the U.S.) in markets outside the United States (the “Collaboration Agreement”). Under the Collaboration Agreement, Biogen Idec was granted the exclusive right to commercialize Ampyra and other products containing aminopyridines developed under that agreement in all countries outside of the United States, which grant includes a sublicense of the Company’s rights under an existing license agreement between the Company and Elan Pharma International Limited, a subsidiary of Elan Corporation plc (Elan). Biogen Idec will have responsibility for regulatory activities and future clinical development of Ampyra in ex-U.S. markets worldwide. The Company also entered into a related supply agreement with Biogen Idec (the Supply Agreement), pursuant to which the Company will supply Biogen Idec with its requirements for the licensed products through the Company’s existing supply agreement with Elan.

Under the Collaboration Agreement, the Company was entitled to an upfront payment of $110.0 million as of June 30, 2009, which was received on July 1, 2009, and will be entitled to receive additional payments of up to approximately $400 million based on the successful achievement of future regulatory and sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned. The Company is not able to reasonably predict if and when the milestones will be achieved. Under the Collaboration Agreement, Biogen Idec will be required to make double-digit tiered royalty payments to the Company on ex-U.S. sales. In addition, the consideration that Biogen Idec will pay for licensed products under the Supply Agreement will reflect the price owed to the Company’s suppliers under its supply arrangements with Elan or other suppliers for ex-U.S. sales, including manufacturing costs and royalties owed. The Company and Biogen Idec may also carry out future joint development activities regarding licensed product under a cost-sharing arrangement. Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen Idec, will participate in overseeing the development and commercialization of Ampyra and other licensed products in markets outside the United States pursuant to that agreement. Acorda will continue to develop and commercialize Ampyra independently in the United States.

As of June 30, 2009, the Company recorded a license receivable and deferred revenue of $110.0 million for the upfront payment due to the Company from Biogen Idec under the Collaboration Agreement. Also, as a result of such payment to Acorda, a payment of $7.7 million became payable by Acorda to Elan and was recorded as a cost of license payable and deferred expense. The payment of $110.0 million was received from Biogen Idec on July 1, 2009 and the payment of $7.7 million was made to Elan on July 7, 2009. The granting of the sublicense to Biogen Idec and the Company’s continued activities under the Collaboration Agreement are treated as a single unit of accounting for revenue recognition purposes. As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Elan as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement. The Company recognized $2.4 million in license revenue, a portion of the $110.0 million received from Biogen Idec and $165,000 in cost of license revenue, a portion of the $7.7 million paid to Elan during the three-month period ended March 31, 2010. The Company currently estimates the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

(8) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual report on Form 10-K for the twelve-month period ended December 31, 2009. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or liquidity. However, adjustments, if any, to the Company’s estimates could be material to operating results for the periods in which adjustments to the liability are recorded.

(9) Intangible Assets

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

On January 22, 2010, the Company received marketing approval from the FDA for Ampyra triggering two milestone payments of $2.5 million to Elan and $750,000 to Rush-Presbyterian St. Luke’s Medical Center (Rush).  As of March 31, 2010, the Company made or accrued these milestone payments totaling $3.25 million and they were recorded as intangible assets in the consolidated financial statements. The payment to Elan has been accrued and will be paid during the three-months ended June 30, 2010.

In 1990, Elan licensed from Rush know-how relating to dalfampridine (4-aminopyridine, 4-AP, the formulation used in Ampyra), for the treatment of MS. The Company subsequently licensed this know-how from Elan. In September 2003, the Company entered into an agreement with Rush and Elan terminating the Rush license to Elan and providing for mutual releases. The Company also entered into a license agreement with Rush in 2003 in which Rush granted the Company an exclusive worldwide license to its know-how relating to dalfampridine for the treatment of MS. Rush has also assigned to the Company its Orphan Drug Designation for dalfampridine for the relief of symptoms of MS.

The Company agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. As of December 31, 2009, the Company had made an aggregate of $100,000 in payments under this agreement.  The FDA approval of Ampyra triggered the final milestone of $750,000 which was paid during the three-months ended March 31, 2010.

In August 2003, the Company entered into an Amended and Restated License Agreement with the Canadian Spinal Research Organization (CSRO). Under this agreement, the Company was granted an exclusive and worldwide license under certain patent assets and know-how of CSRO relating to the use of dalfampridine in the reduction of chronic pain and spasticity in a spinal cord injured subject.  The agreement required the Company to pay to CSRO royalties based on a percentage of net sales of any product incorporating the licensed rights, including royalties on the sale of Ampyra and on the sale of dalfampridine for any other indication. No royalty payments have been made to date. During the three-months ended March 31, 2010, the Company purchased CSRO’s rights to all royalty payments under the agreement with CSRO for $3.0 million.  This payment was recorded as an intangible asset in the consolidated financial statements.

Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and websites focused on the MS community.

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its intangible assets based on profitability and cash flow expectations for the related assets. As of March 31, 2010, the Company does not believe that there are any facts or circumstances that would indicate a need for changing the estimated useful life of the Zanaflex or Ampyra patents.

Intangible assets consisted of the following:

	March 31, 2010	December 31, 2009	Estimated remaining useful lives as of March 31, 2010
Zanaflex patents	$19,350,000	$19,350,000	11.8 years
Zanaflex trade name	2,150,000	2,150,000	0 years
Ampyra milestones	3,250,000	—	7 years
CSRO Royalty Buyout	3,000,000	—	7 years
Website development costs(1)	2,058,493	1,444,749	3 years
Website development costs – in process websites (2)	531,155	782,531	3 years
	30,339,648	23,727,280
Less accumulated amortization	7,159,508	6,578,650
	$23,180,140	$17,148,630

(1)  Represents capitalized website development costs for fully developed and launched websites.

(2) Represents websites in development which have not been completed and therefore have not been launched as of March 31, 2010.

The Company recorded $580,858 and $1,612,521 in amortization expense related to these intangible assets in the three and twelve-months ended March 31, 2010 and December 31, 2009, respectively.

Estimated future amortization expense for these intangible assets subsequent to December 31, 2009 for the next five years is as follows:

2010	$2,625,206
2011	3,033,364
2012	2,857,687
2013	2,213,239
2014	2,182,817
$12,912,313

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

Since we commenced operations in 1995, we have devoted substantially all of our resources to the identification, development and commercialization of novel therapies that improve neurological function in people with MS and other neurological disorders. Ampyra, the first product for which we completed clinical development, was approved by the FDA in January 2010 for the improvement of walking in people with MS. This was demonstrated by an increase in walking speed. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). The FDA granted Ampyra orphan drug status, which will provide seven years of market exclusivity for the drug. In addition, we have issued patents that cover the formulation and use of Ampyra. We filed for patent term extension for Ampyra pursuant to the provisions of the Hatch-Waxman Act that allows for up to five additional years of patent protection based on the development timeline of a drug. Although we have applied to extend both Ampyra patents listed in the FDA Orange Book, we will ultimately need to select only one patent for extension, if granted.

Our other marketed drug, Zanaflex Capsules, which we began marketing in 2005, is FDA-approved as a short-acting drug for the management of spasticity.

Ampyra was made commercially available in the U.S. in March 2010 and is being marketed in the U.S. through our own specialty sales force and commercial infrastructure, which is also responsible for sales and marketing of Zanaflex Capsules. We completed the expansion of our sales force in March and currently have 100 sales representatives in the field calling on approximately 5,500 target physicians.  We also have established teams of Regional Scientific Managers and Managed Markets representatives who provide information on Ampyra to physicians and payors.

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail and is supported by Ampyra Patient Support Services (APSS), a dedicated resource for healthcare providers and people with MS.  This distribution process is well established within the MS community, and physicians and patients are familiar with this model.  Prior to the launch of Ampyra, we contracted with a third party organization with extensive experience in coordinating patient benefits to run Ampyra Patient Support Services.  The customer care agents at Ampyra Patient Support Services are responsible for helping healthcare professionals process prescriptions, working with insurance carriers to facilitate coverage, and directing patients to available co-pay and patient assistance programs. The process begins when a prescription is submitted by a physician to APSS.    Once this process is completed, the prescription is sent to a specialty pharmacy, which confirms the benefits and mails the prescription directly to the patient.

Due to initial pent-up demand, currently it is taking up to 30 days to complete the initial request process and deliver Ampyra to patients. In response, resources have been added at Ampyra Patient Support Services. Consequently, waiting time for initial prescriptions has begun to decrease and is expected to continue to decrease over time. We believe that we have adequate drug stock to meet demand.

In June 2009, we entered into the Collaboration Agreement with Biogen Idec. In January 2010, Biogen Idec announced that it submitted a centralized Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and a New Drug Submission (NDS) to Health Canada for Ampyra, which is known outside the U.S. as fampridine.

We have three preclinical programs focused on novel approaches to repair damaged components of the CNS. We believe all of our preclinical programs—neuregulins, remyelinating antibodies and chondroitinase—have broad applicability and have the potential to be first-in-class therapies. While these programs have initially been focused on MS and spinal cord injury (SCI), we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that these programs may have applicability beyond the nervous system, including in such fields as cardiology, oncology, orthopedics and ophthalmology.

In March, we submitted an Investigational New Drug (IND) application for GGF2 as a therapy for heart failure and announced its acceptance by the FDA on April 20, 2010. We plan to initiate a Phase 1 single ascending dose clinical trial in mid-2010. In 2008, we began to work with a contract manufacturer to develop larger scale manufacturing and purification processes for GGF2, one of the neuregulins, under cGMP (good manufacturing practices) in preparation for our IND application to support human clinical trials for the treatment of heart failure. If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we believe that this may enable us to enter into a partnership with a cardiovascular-focused company, and that such a partnership, if achieved, could more efficiently move GGF2 forward in a cardiac indication, while potentially providing us the capital to support our work on GGF2 in neurological indications. We have also begun work with contract manufacturers to scale up manufacturing and purification processes for one of the remyelinating antibodies (rHIgM22) under cGMPs for preparation for a future IND application.

We have had significant operating losses since inception as a result of our focus on clinical and preclinical development activities and our goal of building an internal sales, managed markets and marketing organization in the U.S. We may incur losses for the next several years as we significantly increase expenditures to support an expanded sales and marketing organization and other activities in connection with the commercial launch of Ampyra, as well as to support the advancement of our clinical and preclinical development programs. We expect that our sales and marketing, general and administrative expenses in 2010 will increase substantially over 2009 levels, primarily due to launch costs and sales and marketing expenses for Ampyra, including increases in sales, managed markets and medical affairs staff and the implementation of the work needed for our FDA post-marketing study commitments for Ampyra, but this increase will vary based in part on our expectation of the level of future Ampyra sales. We further expect that our research and development expenses in 2010 will increase over 2009 levels, principally in connection with completion of our GGF2 pre-IND toxicology studies, IND filing and initiation of a Phase 1 GGF2 study, and implementation of our post-marketing study commitments to the FDA for Ampyra.

We will also continue to explore opportunities to expand our pipeline through the potential in-licensing and/or acquisition of select products and technologies in neurology, with a particular focus on Phase 2 and Phase 3 product candidates. We do not currently plan to acquire a marketed product during the first year following Ampyra's commercial launch.

In August 2007, the Company received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an ANDA to the FDA seeking marketing approval for generic versions of  Zanaflex Capsules.  In October 2007, the Company filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, Apotex) for patent infringement in relation to the filing of the ANDA by Apotex. The defendants have answered the Company’s complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. The Company has denied those counterclaims.  In March 2008, Apotex filed a motion, which the Company opposed, for partial judgment on the pleadings dismissing the Company’s request for relief on the ground that the case is “exceptional” under U.S.C. §§ 271(e)(4) or 285. The court ruled in the Company’s favor and denied Apotex’s motion in December 2008. Fact discovery in the case has been completed. The court has also determined that a Markman hearing on the construction of certain terms contained in the patent will be held, and the parties have completed related depositions and submission of the briefs to the Court. The hearing was set for November 18, 2009 but the Court has postponed it without yet setting a new date. Apotex has filed a motion to exclude certain evidence from consideration at the hearing, which the Company has opposed.

Our timely filing of a lawsuit against Apotex in October 2007 triggered an automatic stay on FDA approval of the Apotex ANDA for 30 months. That stay expired in March 2010. Consequently, Apotex will be able to receive FDA approval of its ANDA, if Apotex is able otherwise to satisfy FDA's review requirements for ANDAs, at which time it could begin selling a generic tizanidine hydrochloride capsule in competition with Zanaflex Capsules and Zanaflex tablets, even if our patent litigation remains pending. If Apotex begins selling its product before it is successful in challenging the validity, infringement, or enforceability of our patent, Apotex would be selling at the risk of our ultimately prevailing on our patent infringement claims and its being held liable for damages for patent infringement.

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. As of March 31, 2010 there have been no accruals for legal matters aside from payments related to the litigation itself.

Results of Operations

Three-Month Period Ended March 31, 2010 Compared to March 31, 2009

Net Revenue

Total net revenues are summarized in the following table:

	Three-month period ended March 31, 2010	Three-month period ended March 31, 2009
Gross product sales
Zanaflex	$13,807,298	$14,617,943
Ampyra	3,446,250	—
Total gross product sales	17,253,548	14,617,943

Discounts and allowances
Zanaflex	(1,485,514)	(2,148,865)
Ampyra	(377,791)	—
Total discounts and allowances	(1,863,305)	(2,148,865)

License revenue
Zanaflex	—	—
Ampyra	2,357,143	—
Total license revenue	2,357,143	—

Total net revenue	$17,747,386	$12,469,078

Gross Product Sales

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $13.8 million for the three-month period ended March 31, 2010, as compared to $14.6 million for the three-month period ended March 31, 2009. The decrease was due to a decrease in both shipments and prescriptions due to increasing managed care pressure, among other factors offset by a 15% price increase for Zanaflex Capsules effective February 1, 2010. We expect sales of Zanaflex Capsules to decline in 2010.

Ampyra

We recognize product sales of Ampyra following shipment of product to a network of specialty pharmacy providers.  We recognized revenue from the sale of Ampyra of $3.4 million for the three-month period ended March 31, 2010.

Discounts and Allowances

Zanaflex

We recorded discounts and allowances of $1.5 million for the three-month period ended March 31, 2010 as compared to $2.1 million for the three-month period ended March 31, 2009. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances for the three-month period ended March 31, 2010 consisted of $727,000 in allowances for chargebacks and rebates, $412,000 in fees for services payable to wholesalers, and $346,000 in cash discounts and patient program rebates. Discounts and allowances for the three-month period ended March 31, 2009 consisted of $1.3 million in allowances for chargebacks and rebates which includes an adjustment of $823,000, $165,000 related to the first quarter of 2009 and $658,000 related to 2008. This adjustment resulted from a Department of Defense (DOD) regulation finalized during the three-month period ended March 31, 2009 which purports to require manufacturers to pay rebates to DOD on utilization distributed to TriCare beneficiaries through retail pharmacies retroactive to January 28, 2008. The application of the regulation is currently being challenged in court by a coalition representing a number of manufacturers. Discounts and allowances for the three-month period ended March 31, 2009 also consisted of $453,000 in fees for services payable to wholesalers and $366,000 in cash discounts and patient program rebates.

Ampyra

We recorded discounts and allowances of $378,000 for the three-month period ended March 31, 2010 which consists of cash discounts and allowances for our co-pay mitigation program, rebates and product returns. Discounts and allowances are recorded when Ampyra tablets are shipped to our network of specialty pharmacy providers.

License Revenue

The Company recognized $2.4 million in license revenue related to the $110.0 million received from Biogen Idec in 2009 for the three-month period ended March 31, 2010.

Cost of Sales

Zanaflex

We recorded cost of sales of $2.4 million for the three-month period ended March 31, 2010 as compared to $2.6 million for the three-month period ended March 31, 2009. Cost of sales for the three-month period ended March 31, 2010 consisted of $1.2 million in inventory costs primarily related to recognized revenues, $807,000 in royalty fees based on net product shipments, $321,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $49,000 in period costs related to freight and stability testing. Cost of sales for the three-month period ended March 31, 2009 consisted of $1.3 million in inventory costs primarily related to recognized revenues, $921,000 in royalty fees based on net product shipments, $321,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $42,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to the Paul Royalty Fund (PRF) transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Ampyra

We recorded cost of sales of $688,000 for the three-month period ended March 31, 2010. Cost of sales for the three-month period ended March 31, 2010 consisted of $525,000 in inventory costs related to recognized revenues, $114,000 in amortization of intangible assets, which is unrelated to the amount of revenue recognized, and $50,000 in period costs related to packaging, freight and stability testing.

Research and Development

Research and development expenses for the three-month period ended March 31, 2010 were $8.1 million as compared to $7.9 million for the three-month period ended March 31, 2009, an increase of approximately $200,000, or 3%. The increase was primarily attributable to an increase of $475,000 or 9% to $5.7 million primarily related to work on one of our preclinical pipeline products, GGF2. This includes two milestones expenses recorded during the three-month period ended March 31, 2010 related to the filing of the IND for GGF2. One was for $500,000 payable to Paion AG (formerly CeNeS) and one was for $150,000 payable to Brigham and Women’s Hospital. The overall increase in research and development expense was also the result of an increase in manufacturing and stability fees for Ampyra of $968,000 or over 300% to $1.3 million which included $1.2 million of the cost of manufacturing a portion of our launch stock which was received prior to regulatory approval.

The increase in research and development expenses was partially offset by a decrease in regulatory expenses of $1.1 million or 75% to $420,000 primarily due to a decrease in expenses related to NDA preparation and support.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2010 were $16.9 million compared to $12.9 million for the three-month period ended March 31, 2009, an increase of approximately $4.0 million or 31%. This increase was primarily attributable to an increase of $1.9 million in disease state education and awareness programs and launch and pre-launch activities associated with Ampyra as well as an increase in salaries and benefits of $2.1 million resulting from the expansion of our field sales staff and the overall commercial department in order to support the launch of Ampyra.

General and administrative expenses for the three-month period ended March 31, 2010 were $9.9 million compared to $7.1 million for the three-month period ended March 31, 2009, an increase of approximately $2.8 million, or 39%. This increase was the result of an increase in medical affairs expenses including an increase in staff and educational programs of $1.8 million, and increase in costs related to Ampyra post-approval regulatory and manufacturing support expenses of $711,000 and an increase in general and administrative staff and compensation of $523,000 related to supporting the growth of the overall organization..

Other Expense

Other expense was $1.0 million for the three-month period ended March 31, 2010 compared to $680,000 for the three-month period ended March 31, 2009, an increase of approximately $320,000 or 47%. The increase was primarily due to a decrease in interest income of $593,000 resulting from a lower average interest rate than for the same period in 2009. The decrease in interest income was partially offset by a $278,000 decrease in interest expense principally related to the PRF revenue interest agreement.

Liquidity and Capital Resources

We have incurred annual operating losses since inception and, as of March 31, 2010, we had an accumulated deficit of approximately $449.4 million. We have financed our operations primarily through private placements of our securities, public offerings of our common stock, our Collaboration and Licensing Agreement, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, EIS transferred these promissory notes to funds affiliated with Saints Capital. As of March 31, 2010, $5.0 million of these promissory notes plus $2.2 million of accrued interest was outstanding. The first of seven annual payments on this note is due on the one year anniversary after Ampyra approval on January 22, 2011.

On December 23, 2005, we entered into a revenue interest assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interest assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and an additional $5.0 million in February 2007 as our net revenues during the fiscal year 2006 exceeded $25.0 million. Under the terms of the amendment, we were required to pay PRF $5.0 million on December 1, 2009.  This payment was made.  We are required to make an additional $5.0 million payment on December 1, 2010.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $12.2 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels reduce the accrued interest liability and the principal amount of the revenue interest liability.

Investment Activities

At March 31, 2010, cash and cash equivalents and short-term investments were approximately $243.6 million, as compared to $272.1 million at December 31, 2009. As of March 31, 2010, our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of March 31, 2010, our cash and cash equivalents were $85.7 million, as compared to $47.3 million as of December 31, 2009. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $157.9 million as of March 31, 2010, as compared to $224.8 million as of December 31, 2009.

Net Cash Used in Operations

Net cash used in operations was $24.0 million and $19.5 million for the three-month period ended March 31, 2010 and 2009, respectively. Cash used in operations for the three-month period ended March 31, 2010 was primarily attributable to a net loss of $21.1 million, an increase in inventory held by the Company of $16.8 million, a decrease in the non-current portion of deferred license revenue of $2.4 million, an increase in prepaid expenses and other current assets of $2.3 million, an increase in accounts receivable of $2.2 million, and a decrease in Zanaflex Capsules and tablets deferred product revenues of $540,000 and $457,000 respectively.  Cash used in operations was partially offset by an increase in accounts payable, accrued expenses, and other current liabilities of $15.6 million, a non-cash share- based compensation expense of $3.2 million, amortization of net premiums and discounts on short-term investments of $1.2 million, depreciation and amortization of 838,000, an increase in interest payable related to the PRF revenue interest agreement of $616,000, a decrease in the non-current portion of deferred cost of license revenue of $165,000, and amortization of revenue interest issuance costs related to PRF of $29,000. Cash used in operations for the three-month period ended March 31, 2009 was primarily attributable to a net loss of $18.7 million, a decrease in accounts payable, accrued expenses, and other current liabilities of $6.5 million, and an increase in prepaid expenses and other current assets of $1.3 million. Cash used in operations for the three-month period ended March 31, 2009, was partially offset by a non-cash share-based compensation expense of $2.7 million, a decrease in inventory held by the Company of $1.4 million, an increase in Zanaflex Capsules and tablets deferred product revenues of $880,000 and $185,000 respectively, an increase in interest payable related to the PRF revenue interest agreement of $750,000, depreciation and amortization of $681,000, and amortization of net premiums and discounts on short-term investments of $364,000.

Net Provided by Investing

Net cash provided by investing activities for the three-month period ended March 31, 2010 was $58.6 million, primarily due to $96.8 million in purchases from maturities of short-term investments which was partially offset by $31.1 million in proceeds of short-term investments and $7.1 million in purchases of intangible assets and property and equipment.

Net Cash Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2010 was $3.9 million due to $4.1 million in net proceeds from option exercises which was offset by $232,000 in repayments to PRF.

Future Capital Needs

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Zanaflex Capsules and Ampyra, the continued progress of our research and development activities, the timing and outcome of regulatory approvals, the amount and timing of milestone or other payments made or received under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights and the acquisition of licenses to new products or compounds. We expect to continue to incur losses from operations as we continue to support our sales and marketing infrastructure for the commercialization of Zanaflex Capsules and Ampyra, increase our efforts to support launch activities for Ampyra and its commercialization, and continue our clinical development and advance our preclinical programs.

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

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. Under certain license agreements, we are required to pay license fees, milestones and royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. A summary of our minimum significant contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three-month period ended March 31, 2010, commitments related to the purchase of inventory consistent with our normal course of business decreased. As of March 31, 2010, we have inventory-related purchase commitments totaling $14.7 million within the next year.

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies identifies the accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our areas of critical accounting policies: sales revenue recognition, inventory, research and development, income taxes, and stock-based compensation.

Revenue Recognition

Zanaflex

We apply the revenue recognition guidance in Accounting Standards Codification (ASC) 605-15-25, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. We have accumulated some sales history with Zanaflex Capsules; however due to generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we cannot reasonably determine a return rate at this time and, thus, are not permitted to recognize revenue based on shipments to wholesalers.  As a result, we account for sales of these products using a deferred revenue recognition model. We continue to accumulate data and when we are able to reasonably estimate product returns we will then begin to recognize revenue based on shipments of product to our wholesale drug distributors.

Under our deferred revenue model, we do not recognize revenue following shipment of Zanaflex Capsules and Zanaflex tablets to our wholesale drug distributors. Instead, we record deferred revenue at gross invoice sales price, and classify the cost basis of the inventory held by the wholesaler as a component of inventory. We recognize revenue when prescriptions are filled to an end-user because once a prescription is filled the product cannot be returned. We use monthly prescription data that we purchase to determine the amount of revenue to be recognized. When we receive the prescription data, we use the number of units of product prescribed to record gross sales. We then reduce deferred revenue and record cost of goods sold.

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

Our net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. Product shipping and handling costs are included in cost of sales. These reserves are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. Adjustments are recorded for estimated chargebacks, rebates, and discounts. These reserves are established by management as its best estimate based on available information and are adjusted to reflect known changes in the factors that impact such reserves. Reserves for chargebacks, rebates and discounts are established based on the contractual terms with customers, analysis of historical levels of discounts, chargebacks and rebates, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. In addition, we record a charge to cost of goods sold for the cost basis of the estimated product returns we believe may ultimately be realized at the time of product shipment to wholesalers. We recognize this charge at the date of shipment since it is probable that it will receive a level of returned products; upon the return of such product it will be unable to resell the product considering its expiration dating; and it can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company’s estimated returns.

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

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that will provide the medication to patients by mail. We recognize revenue by applying the guidance in Staff Accounting Bulletin (SAB) 104 which requires that we do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of Ampyra following shipment of product to a network of specialty pharmacy providers.

Our net revenues represent total revenues less allowances for customer credits, including estimated rebates, discounts and returns. Product shipping and handling costs are included in cost of sales. These reserves are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, an adjustment is recorded for estimated chargebacks, rebates, and returns. These reserves are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such reserves. Reserves for rebates, discounts and returns are established based on the contractual terms with customers, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products.

We will accept returns of Ampyra for six months prior to and 12 months after their expiration date.  We will provide a credit to customers with whom we have a direct relationship. We do not exchange product from inventory for the returned product.

Collaborations

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

Ampyra Inventory

Up until regulatory approval of Ampyra, the Company expensed all of our inventory costs as research and development. Upon regulatory approval of Ampyra, the Company began capitalizing all costs associated with the purchase of inventory from Elan and manufacturing development at our second manufacturer, Patheon.

The cost of Ampyra inventory is based on specified prices calculated as a percentage of net product sales of the product shipped by Elan to Acorda. In the event Elan does not manufacture the products, it is entitled to a compensating payment for the quantities of product provided by the alternative manufacturer.

Research and Development

Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, and research and development conducted for us by third parties, such as sponsored university-based research, fees paid to professional service providers for independently monitoring our clinical trials and acquiring and evaluating data from our clinical trials, costs of contract manufacturing services for our preclinical program, costs of materials used in clinical trials and research and development and depreciation of capital resources used to develop our products. In addition, research and development expenses include expenses related to grant revenue, the cost of clinical trial drug supply shipped to our clinical study vendors and the cost of Ampyra inventory received up until regulatory approval. We account for our clinical study costs by estimating the patient cost per visit in each clinical trial and recognizing this cost as visits occur, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. All research and development costs are expensed as incurred except when we are accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed when the research and development activity has been performed.

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

We have not recorded any tax provision or benefit for the three-month periods ended March 31, 2010 and 2009. We have provided a valuation allowance for the full amount of our gross deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at March 31, 2010.

As of March 31, 2010, we had available net operating loss carry- forwards of approximately $278.4 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2011 and 2030 and research and development tax credit carry-forwards of approximately $1.6 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2018. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry- forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

We have based our current assumptions on the following:

Assumption	Method of estimating
•Estimated expected term of options	•Based on the 50th percentile of our peer companies
•Expected volatility	•Combination of historic volatility of our common stock since October 1, 2006 and the historic volatility of the stock of our peer companies
•Risk-free interest rate	•Yields of U.S. Treasury securities corresponding with the expected life of option grants
•Forfeiture rates	•Historical forfeiture data

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at March 31, 2010.

We have cash equivalents and short-term investments at March 31, 2010, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2010. At March 31, 2010, we held $243.6 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 0.1%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2007, the Company received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an ANDA to the FDA seeking marketing approval for generic versions of Zanaflex Capsules. In October 2007, the Company filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, Apotex) for patent infringement in relation to the filing of the ANDA by Apotex. The defendants have answered the Company’s complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. The Company has denied those counterclaims.  In March 2008, Apotex filed a motion, which the Company opposed, for partial judgment on the pleadings dismissing the Company’s request for relief on the ground that the case is “exceptional” under U.S.C. §§ 271(e)(4) or 285. The court ruled in the Company’s favor and denied Apotex’s motion in December 2008. Fact discovery in the case has been completed. The court has also determined that a Markman hearing on the construction of certain terms contained in the patent will be held, and the parties have completed related depositions and submission of the briefs to the Court. The hearing was set for November 18, 2009 but the Court has postponed it without yet setting a new date. Apotex has filed a motion to exclude certain evidence from consideration at the hearing, which the Company has opposed.

Our timely filing of a lawsuit against Apotex in October 2007 triggered an automatic stay on FDA approval of the Apotex ANDA for 30 months. That stay expired in March 2010. Consequently, Apotex will be able to receive FDA approval of its ANDA, if Apotex is able otherwise to satisfy FDA's review requirements for ANDAs, at which time it could begin selling a generic tizanidine hydrochloride capsule in competition with Zanaflex Capsules and Zanaflex tablets, even if our patent litigation remains pending. If Apotex begins selling its product before it is successful in challenging the validity, infringement, or enforceability of our patent, Apotex would be selling at the risk of our ultimately prevailing on our patent infringement claims and its being held liable for damages for patent infringement.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, all of which could materially affect our business, financial condition or future results. The risks described or referred to herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

10.57	Employment Offer Letter, dated January 22, 2010, by and between the Registrant and Lauren Sabella.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date
/s/ Ron Cohen	President, Chief Executive Officer and Director	May 7, 2010
Ron Cohen, M.D.	(Principal Executive Officer)

/s/ David Lawrence	Chief Financial Officer (Principal Financial	May 7, 2010
David Lawrence, M.B.A.	Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.57	Employment Offer Letter, dated January 22, 2010, by and between the Registrant and Lauren Sabella.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.