Form 10-K
period 2010-12-30
ACORDA THERAPEUTICS INC
filed 2011-03-01
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes o   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2010, the aggregate market value (based on the closing price on that date) of the registrant's voting stock held by non-affiliates was $859,576,238. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2010 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of February 17, 2011, the registrant had 39,101,223 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement for its 2011 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance.
Part III, Item 11, Executive Compensation.
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence.
Part III, Item 14, Principal Accounting Fees and Services.

ACORDA THERAPEUTICS, INC.

2010 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including our ability to successfully market and sell Ampyra in the U.S. and to successfully market Zanaflex Capsules, third party payors (including governmental agencies) may not reimburse for the use of Ampyra at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions, the risk of unfavorable results from future studies of Ampyra, the occurrence of adverse safety events with our products, delays in obtaining or failure to obtain regulatory approval of Ampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith, competition, failure to protect our intellectual property or to defend against the intellectual property claims of others, the ability to obtain additional financing to support our operations, and unfavorable results from our preclinical programs. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this Annual Report, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

We own several registered trademarks in the U.S. and in other countries.  These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Ampyra,” “Zanaflex,” and “Zanaflex Capsules.”  Also, our mark “Fampyra” is a registered mark in the European Community Trademark Office and we have registrations or pending applications for this mark in other jurisdictions.  Our trademark portfolio also includes several registered trademarks and pending trademark applications in the U.S. and worldwide for potential product names or for disease awareness activities.  Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1.  Business.

Company Overview

We are a commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis (MS), spinal cord injury (SCI), and other disorders of the nervous system.  The first product for which we completed clinical development, Ampyra (dalfampridine) Extended Release Tablets, 10mg (Ampyra) was approved by the U.S. Food and Drug Administration (FDA) in January 2010 as a treatment to improve walking in patients with MS. This was demonstrated by an increase in walking speed. Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which was previously referred to as fampridine.  Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the U.S. in March 2010, and had net revenue of $133.1 million for the year ended December 31, 2010.

Approximately 400,000 people in the U.S. suffer from MS.  Research indicates that 64% to 85% of those people experience walking disability and that 70% of people with MS who have difficulty walking report it to be the most challenging aspect of their MS.  Within 15 years of an MS diagnosis, 50% of people with MS often require assistance walking and, in later stages, up to a one third are unable to walk. Even in early stages of the disease, walking can be a significant issue; one study found that 28% of people reported walking disabilities within two years of MS diagnosis.  In the European Union (EU), approximately 600,000 people suffer from MS, and an additional 55,000 to 75,000 people in Canada are also diagnosed with this disease.

In June 2009, we entered into an exclusive collaboration and license agreement with Biogen Idec International GmbH (Biogen Idec) to develop and commercialize Ampyra in markets outside the U.S. (the Collaboration Agreement).  In January 2010, Biogen Idec announced that it had submitted a centralized Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and a New Drug Submission (NDS) to Health Canada for Ampyra, known outside the U.S. as Fampyra (fampridine).  In January 2011, the EMA’s Committee for Medicinal Products for Human Use (CHMP) decided against approval of fampridine.  Biogen Idec has appealed the decision.

We have another marketed product, Zanaflex Capsules, which is approved by the FDA as a short-acting drug for the management of spasticity.  Zanaflex Capsules and Zanaflex tablets, which we also sell, had combined net revenue for the year ended December 31, 2010 of $48.5 million.

Our research and development programs target other aspects of MS, as well as SCI, stroke and other central nervous system (CNS) disorders, and may also have application beyond CNS diseases, such as peripheral nerve injury or heart failure. We filed an Investigational New Drug (IND) application for Glial Growth Factor 2 (GGF2), the lead product candidate of our neuregulins program, for heart failure in early 2010.  The IND became effective in April 2010, and we enrolled the first patient in a Phase 1 clinical trial for GGF2 in December 2010.

Our goal is to continue to grow as a fully-integrated biopharmaceutical company focused on innovative therapies in neurology by commercializing our FDA approved products, developing our product candidates and advancing our research and development programs for underserved markets.  We will also look to build long-term value in the company by bringing in new clinical or commercial stage assets that leverage our scientific and commercial expertise in the neurology space.

Company Highlights

•
Ampyra: Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS.  This was demonstrated by an increase in walking speed.  To our knowledge, Ampyra is the first and only product indicated to improve walking in people with MS.  Ampyra was made commercially available in the U.S. in March 2010, using our own specialty sales force, and had net revenue of $133.1 million for the year ended December 31, 2010.  Under our 2009 Collaboration Agreement, Biogen Idec has the right to develop and commercialize Ampyra in markets outside the U.S.

•
Zanaflex Capsules and Zanaflex tablets:  Our Zanaflex Capsules, which we launched in April 2005, and Zanaflex tablets, which we also sell, are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many CNS disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  Combined net revenue for the year ended December 31, 2010 was $48.5 million.

•
Managed Markets and Sales Force: Ampyra is being marketed in the U.S. through our own field-based specialty sales force, and commercial infrastructure, which is also responsible for sales and marketing of Zanaflex Capsules.  We completed expansion of our sales force in March 2010 and currently have approximately 100 sales representatives in the field calling on a priority list of approximately 10,000 physicians.  These are primarily neurologists and other specialists and prescribers who treat patients with MS and other conditions that involve spasticity. We employ a separate, field-based team responsible for payer strategy, as well as contracting and account management of managed care organizations, pharmacy benefit managers, specialty pharmacies, wholesale drug distribution customers, the Veterans Affairs institutions and the Department of Defense (DOD). For Zanaflex Capsules, we also engage a small, dedicated sales force of pharmaceutical telesales professionals to contact primary care physicians, specialty physicians and pharmacists.

•
Research and Development Programs:  We have three research and development programs focused on novel approaches to repair damaged components of the CNS. We believe all of our research and development programs – neuregulins, remyelinating antibodies and chondroitinase – have broad potential applicability and have the potential to be first-in-class therapies. While these programs were initially focused on MS and SCI, we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that these programs may have applicability beyond the nervous systems, including in such fields as cardiology, oncology, orthopedics and ophthalmology.  In March 2010, we filed an Investigational New Drug (IND) application for Glial Growth Factor 2 (GGF2), the lead product candidate for our neuregulins program, as a therapy for heart failure, and in April 2010 the IND became effective.  We enrolled the first patient in a Phase 1 clinical trial for GGF2 in December 2010.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product either by entering into a partnership, most likely with a cardiovascular-focused company, or by developing it on our own.  We also are continuing with research on potential neurology indications for GGF2.  Our other research and development programs have not yet advanced to clinical trials.

Our Strategy

    Our strategy is to continue to grow as a fully-integrated biopharmaceutical company and to become a leading neurology company focused on the identification, development and commercialization of a range of nervous system therapeutics. We are using our scientific, clinical and commercial expertise in MS and SCI as strategic points of access to additional nervous system markets, including stroke and traumatic brain injury. Key aspects of our strategy are:

•
Build on strong 2010 Ampyra launch to continue to grow the business, with focus on sales and marketing programs that educate prescribers about the broad range of appropriate patients who could potentially benefit from Ampyra.

•	Work to expand our Ampyra franchise through additional patent protection for Ampyra, new formulations and additional indications.

•	Support the efforts of our collaboration partner, Biogen Idec, in seeking health authority approval for and commercializing Ampyra in the EU and other markets.

•	Maximize Zanaflex Capsules sales and vigorously prosecute our pending litigation against Apotex Inc. and Apotex Corp. (collectively, Apotex).

•	Advance our clinical product, GGF2, through its ongoing Phase 1 trial and our pipeline of other research and development programs into clinical trials.

•	Expand our pipeline through the potential in-licensing and/or acquisition of select products and technologies in neurology, with our focus through 2011 on Phase 2 and Phase 3 product candidates.

Our Products and Product Pipeline

Commercial Products	Indication	Status	Marketing Rights

Ampyra	MS	FDA-approved	Acorda (U.S.)

Ampyra	MS	Regulatory applications filed by Biogen Idec in EU, Canada; EU application was not approved but Biogen Idec has appealed; Biogen Idec received a Notice of Deficiency in Canada and intends to respond	Biogen Idec (outside U.S.)
Zanaflex Capsules	Spasticity	FDA-approved	Acorda (U.S.)

Zanaflex tablets	Spasticity	FDA-approved	Acorda (U.S.)

Research and Development Programs	Proposed Therapeutic Area(s)	Stage of Development	Marketing Rights

Dalfampridine QD formulation	MS	Development work ongoing	Acorda (U.S.)

Neuregulin Program	Heart failure*	Phase 1	Acorda/Worldwide

Remyelinating Antibodies Program	MS	Preclinical	Acorda/Worldwide

Chondroitinase Program	SCI	Research	Acorda/Worldwide

*The company is also continuing with research on potential neurology indications.

Ampyra

Ampyra is an oral drug approved by the FDA on January 22, 2010 as a treatment to improve walking in patients with MS. This was demonstrated by an increase in walking speed.  Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra can be used alone or with concurrent medications, including immunomodulatory drugs.  The majority of patients in our two Phase 3 clinical trials for Ampyra (63%) were taking immunomodulatory drugs (interferons, glatiramer acetate, or natalizumab).  Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which was previously referred to as fampridine.  We have obtained Orphan Drug designation from the FDA for dalfampridine in MS, which will provide Ampyra with seven years of market exclusivity for this use.  We also have patents and pending patent applications covering Ampyra.  In March 2010, we filed applications for patent term extension for Ampyra under the Hatch-Waxman law that allows for up to five additional years of patent protection based on the development timeline of a drug.  Although we applied to extend two Ampyra patents listed in the FDA Orange Book (the list of approved drug products and their therapeutic equivalents, if any), if both are granted potential extensions, we will need to select only one patent for extension.  Without extension, these patents currently expire on December 6, 2011 and July 30, 2013.  The U.S. Patent and Trademark Office (USPTO) has notified us that it has determined that both patents are eligible for extension under its criteria and has forwarded them to the FDA to determine how much, if any, extension should be granted.

On January 21, 2011, Biogen Idec announced that CHMP decided against approval of Fampyra® (prolonged-release fampridine 10 mg tablets) to improve walking ability in adult patients with MS. Biogen Idec has filed an appeal to request a re-examination of the decision by the CHMP. Biogen Idec received a Notice of Deficiency from Health Canada regarding its application for approval of Fampyra in Canada, to which it intends to respond. Health Canada will have approximately a year to reply to that response.

Background

MS is a chronic, usually progressive disease in which the immune system attacks and degrades the function of nerve fibers in the brain and spinal cord. These nerve fibers consist of long, thin fibers, or axons, surrounded by a myelin sheath, which facilitates the transmission of electrical impulses.  In MS, the myelin sheath is damaged by the body's own immune system, causing areas of myelin sheath loss, also known as demyelination. This damage, which can occur at multiple sites in the CNS, blocks or diminishes conduction of electrical impulses. People with MS may suffer impairments in any number of neurological functions. These impairments vary from individual to individual and over the course of time, depending on which parts of the brain and spinal cord are affected, and often include difficulty walking. Individuals vary in the severity of the impairments they suffer on a day-to-day basis, with impairments becoming better or worse depending on the activity of the disease on a given day.

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

The FDA approved Ampyra with a risk evaluation and mitigation strategy (REMS) consisting of a medication guide and communication plan. The goals of the communication plan include informing patients and healthcare providers about the serious risks, including seizures, associated with Ampyra, the importance of proper dosing, and the change of the established name from fampridine to dalfampridine. A medication guide is dispensed to patients with each Ampyra prescription.  We have implemented a communication plan to support implementation of the REMS, consisting of letters to prescribers and pharmacists.  In addition, the REMS includes a timetable for our submission of periodic assessments to the FDA of the REMS and patient and healthcare professional understanding of Ampyra’s risks.

The FDA’s approval letter also included certain post-marketing study requirements and confirmed certain commitments made by us with respect to Ampyra.  The post-marketing requirements include additional animal toxicology studies to evaluate certain impurities, in vitro receptor binding and abuse potential studies in animals, and an evaluation of clinical adverse events related to abuse potential.  In addition, we are working with external parties on a potential once-daily formulation, and developing plans to explore new potential indications both within MS and other diseases.  We also are providing grants for investigator-initiated studies in MS, looking at a range of neurological functions.

We have committed to the FDA that we will conduct a placebo-controlled trial to evaluate a 5 mg twice daily dosing regimen of Ampyra, as well as a pharmacokinetic evaluation of a 7.5 mg dosage strength in patients with mild or moderate renal impairment.  We have also committed to report all post-marketing seizure events on an expedited basis to the FDA.  We are proceeding with these studies, with the renal impairment study underway and preparations for the 5 mg efficacy study in progress.

In our two Phase 3 clinical studies of Ampyra in SCI, the results did not reach statistical significance on their primary endpoints.  Based on the entire body of data in clinical trials of Ampyra in people with SCI, we may resume development of Ampyra for SCI in the future, but have no current plans to do so.

Zanaflex Products

Zanaflex Capsules and Zanaflex tablets contain tizanidine hydrochloride, one of the two leading active ingredients used for the management of spasticity. Tizanidine hydrochloride is approved by the FDA as a short-acting drug for the management of spasticity. We acquired from Elan Pharmaceuticals, Inc. (Elan) all of its U.S. sales, marketing and distribution rights to Zanaflex Capsules and Zanaflex tablets in July 2004. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. There are currently over 10 generic versions of tizanidine hydrochloride tablets on the market. Zanaflex Capsules were approved by the FDA in 2002, but were never marketed by Elan. We began marketing Zanaflex Capsules in April 2005.

Background

Spasticity refers to the often painful involuntary tensing, stiffening or contracting of muscles. Spasticity is not a disease but a symptom of other conditions, such as MS, SCI, stroke, traumatic brain injury and cerebral palsy, where portions of the nervous system that control voluntary movement have been damaged. This damage results in the nerve cells in the spinal cord becoming disconnected from controlling centers in the brain and, as a result, transmitting unregulated impulses to the muscles. People who have spasticity may experience it intermittently – it may be triggered by a stimulus, such as pain, pressure sores, cold weather or a urinary tract infection. The majority of people with MS and SCI experience some form of spasticity, as do many people following stroke or brain injuries. We Move, a non-profit organization dedicated to movement disorders, estimates that spasticity affects approximately 500,000 people in the U.S. and over 12 million worldwide.

Clinical Studies

Clinical trials conducted by Elan demonstrated that Zanaflex Capsules, when taken with food, produce average peak levels of tizanidine hydrochloride in a person's blood that are lower and rise more gradually compared to the peak levels following a similar dose of the tablet form. The FDA recognizes these pharmacokinetic differences and therefore has determined that Zanaflex tablets and generic tizanidine hydrochloride tablets are not therapeutically equivalent, that is, are not AB-rated to Zanaflex Capsules. As a result, under state pharmacy laws, prescriptions written for Zanaflex Capsules may not be filled by the pharmacist with Zanaflex tablets or generic tizanidine hydrochloride tablets, although some substitution does take place in practice.

Research and Development Programs

Our lead early-stage programs include three distinct biologic therapeutic approaches to restoring neurologic and cardiac function. The first is a neuregulin growth factor that has been shown to promote recovery after neurological injury as well as enhance heart function in animal models of heart failure.  In December 2010, we enrolled the first patient in a Phase 1 clinical trial exploring the safety and tolerability of GGF2 in patients with heart failure, and we are continuing preclinical studies of potential neurology indications for GGF2.  The second program comprises a series of IgM antibodies.  We are developing the lead antibody (rHIgM22) as a potential therapeutic for MS.  rHIgM22 requires completion of preclinical toxicology tests before moving into clinical development. We believe a therapy, such as this antibody, that could permanently repair myelin sheaths has the potential to restore substantial neurological function to those affected by demyelinating conditions.  The third program is in the research stage and is focused on developing chontroitinase as a therapeutic to break down inhibitory factors in the scar tissue that develops as a result of an injury to the CNS.  Published research has demonstrated that this scar tissue is partly responsible for limiting the regeneration of nerve fibers in the CNS and restricting their ability to modify existing neural connections.

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

In March 2010 we filed an IND application for GGF2 as a therapy for the treatment of heart failure, and the IND became effective in April 2010. In December 2010, we enrolled the first patient in a Phase 1 clinical trial exploring the safety and tolerability of GGF2 in patients with heart failure.  We selected heart failure as the initial indication because of the strength of the preclinical data, the availability of clear outcome measures, and the potential market size.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we believe that this may enable us to enter into a partnership with a cardiovascular-focused company, or we may decide to continue development on our own.

Antibodies/Remyelinating Antibodies Program

Our remyelinating antibodies program is based on our research collaboration with Mayo Foundation for Medical Education and Research, or Mayo Clinic. Under a license agreement entered into with Mayo Clinic in September 2000, we have exclusive worldwide rights to patents and other intellectual property for these antibodies related to nervous system disorders. Studies have demonstrated the ability of this family of antibodies to stimulate repair of the myelin sheath in three different animal models of MS. In particular, these antibodies were found to react with molecules on the surface of the cells that make the myelin sheath and stimulate them, leading to increased remyelination activity. Some antibodies within this portfolio also stimulate the growth of neurons and may have applications beyond demyelinating disorders.  First identified in mice, similar remyelinating antibodies were subsequently identified in human blood samples by Mayo Clinic and we have been able to produce a recombinant human antibody (rHIgM22) that may be suitable for clinical development.

We have also supported preclinical studies at Mayo Clinic to learn more about the ways the antibodies act to stimulate the myelin sheath-forming cells. In 2004, Mayo Clinic received a $2 million grant to develop and manufacture clinical-grade material and progress the program towards clinical development. In May 2006, Mayo Clinic and the FDA had a pre-IND meeting to discuss the details of a preclinical development program. We began working with a contract manufacturer in 2009 to scale up manufacturing and purification processes for one of the remyelinating antibodies (rHIgM22) under current good manufacturing practices, or cGMP, in preparation for a future IND application.  These manufacturing processes have been completed and we are now in formal preclinical safety and toxicity studies.  If rHIgM22 proves to have a satisfactory preclinical safety profile, we expect to file an IND for the treatment of MS.

Chondroitinase Program

According to the National Spinal Cord Injury Statistical Center (NSCISC), approximately 262,000 people in the U.S. live with the long-term consequences of SCI and approximately 12,000 new spinal cord injuries occur each year, typically in young men.  NSCISC estimates that the average lifetime costs directly attributable to SCI for an individual injured at age 25 varies from approximately $700,000 to $3.2 million depending on the severity of the injury.

Clinical research using imaging and post-mortem studies has shown that the majority of people with SCI do not have severed spinal cords and maintain some nerve fibers that cross the site of injury. However, these surviving nerve fibers are often damaged and lose their myelin sheath.  There is no cure for SCI and no approved treatment available that is capable of improving neurological function. Methylprednisolone, a steroid given in a high dose, is often used to treat acute injuries in the U.S. Methylprednisolone is a treatment administered to the patient immediately following an injury to reduce secondary tissue damage, and there is some disagreement in the clinical community on the overall risk-benefit of this treatment. There are several treatments for the symptoms of SCI – which include spasticity, persistent pain, loss of control of bowel and bladder functions, loss of sexual function, compromised breathing, loss of motor function and sensation, and unstable control of blood pressure, heart rate and body temperature – many of which are the same treatments used to address the symptoms of MS. We believe that novel therapies that offer even an incremental improvement in these conditions would have a meaningful impact on the quality of life for people with SCI.

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

We are conducting a research program, which has been funded in part by federal and state grants, to develop second generation approaches to overcoming the proteoglycan matrix. Our research is currently focused on SCI but we are also looking at other neurotraumatic indications.  The approaches we are developing include novel enzyme molecules and alternative approaches to blocking matrix formation. We are exploring the possibility of obtaining additional research grants from the NIH as well as potential partnerships with other companies to support completion of our preclinical program in chondroitinase. In 2003, we obtained an exclusive worldwide license to certain patents and technology from Cambridge University Technical Services Limited and King's College London related to our chondroitinase program. We are also building our intellectual property position with respect to this technology with patent applications around uses of the known compound and new chemical structures.

Sales, Marketing and Managed Markets

We have established our own specialty sales force and commercial infrastructure in the U.S. to market both Ampyra and Zanaflex Capsules.  We completed an expansion of the sales force in March 2010, and currently have approximately 100 sales representatives in the field calling on a priority target list of approximately 10,000 physicians.

•
Specialty Sales Force.  We employ a field-based team of highly experienced sales professionals to call primarily on neurologists and on other specialists and prescribers treating patients with MS, as well as other conditions that involve spasticity.

•
Managed Markets Team. We employ a field-based team responsible for payer strategy, as well as contracting and account management of managed care organizations, pharmacy benefit managers, Medicaid agencies, specialty pharmacies, wholesale drug distribution customers, the Veterans Affairs institutions and the DOD.

•
Contract Pharmaceutical Telesales Organization.  To supplement our marketing efforts for Zanaflex Capsules, we engage TMS Professional Markets Group, LLC to provide a small, dedicated telesales force to contact primary care physicians, specialty physicians and pharmacies.

We have contracted with a third-party organization with extensive experience in coordinating patient benefits to run Ampyra Patient Support Services, a resource of support services for healthcare providers, people with MS and insurance carriers.  Prescriptions for Ampyra are processed through the Ampyra Patient Support Services center, where dedicated and experienced customer care agents are available to help healthcare professionals process prescriptions, work with insurance carriers to facilitate coverage, and direct patients to available copay and patient assistance programs.  If insurance coverage is confirmed, the person with MS will be put in touch with the specialty pharmacy provider that has contracted with his or her insurance carrier. Those people with MS who meet income and other requirements, regardless of their insurance status, may receive Ampyra at no cost, where permitted by law. We have also established a program to assist individuals who have private insurance in managing their co-payment costs, where permitted by law.

We believe that, in general, people with MS are knowledgeable about their conditions, actively seek new treatments, and are directly involved with their prescriber's evaluation of treatment options. We have existing relationships with the major advocacy groups that focus on MS. As an example of our commitment, since 2008, Acorda has been a national sponsor of the National Multiple Sclerosis Society's Walk MS program.  This sponsorship allowed us to engage thousands of people with MS, as well as their families, physicians and caregivers, in a discussion about the impact of walking impairment on their lives.  Acorda has also developed the “I Walk Because” program to give a voice to the community that participates in the Walk MS events. Acorda takes its I Walk Because event booth to top Walk MS events across the country.  Walkers are invited to decorate t-shirts with the reasons why they are walking for MS, and they are also invited to film a short video to share with friends and family.   In addition to these efforts, we have implemented a comprehensive series of educational and promotional programs to support Ampyra as well as Zanaflex Capsules.

Pursuant to our REMS approved by the FDA, Ampyra is distributed exclusively through a limited network of specialty pharmacies and directly to Kaiser Permanente.  Patients with insurance benefits through the Veterans Affairs Administration, Public Health Systems and DOD also can access Ampyra through the Ampyra Patient Support Services center and the Specialty Pharmacy Provider network.  Distribution through specialty pharmacies is well established within the MS community, and physicians and patients are familiar with this model.  This distribution process is intended to provide the best possible patient experience, improve patient adherence to the required drug regimen, including dosage, and assist in educating patients regarding the risks associated with Ampyra.

Zanaflex Capsules are principally distributed through wholesale pharmaceutical distributors. In addition to our educational, promotional and drug safety monitoring programs for prescribers and patients, we also have a number of programs in place to educate pharmacists about Zanaflex Capsules and the pharmacokinetic differences between Zanaflex Capsules and tizanidine hydrochloride tablets, including generic tizanidine hydrochloride tablets and Zanaflex tablets.

Scientific and Medical Network

We have an established advisory team and network of well-recognized scientists, clinicians and opinion leaders in the fields of MS and SCI. We also have consultants who are experts in heart failure, given our research in this area with GGF2.  Depending on their expertise, these advisors provide assistance in trial design, conduct clinical trials, keep us apprised of the latest scientific advances and help us identify and evaluate business development opportunities.

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

Under the Collaboration Agreement, Biogen Idec, itself or through its affiliates, has the exclusive right to commercialize licensed products in all countries outside of the U.S., while we retain the exclusive right to commercialize licensed products in the U.S. Each party has the exclusive right to develop licensed products for its commercialization territory, although the parties may also decide to jointly carry out mutually agreed future development activities under a cost-sharing arrangement. If Biogen Idec does not participate in the development of licensed products for certain indications or forms of administration, it may lose the right to develop and commercialize the licensed products for such indication or form of administration. Biogen Idec may sublicense its rights to certain unaffiliated distributors. During the term of the Collaboration Agreement and for two years after the Collaboration Agreement terminates, neither party nor its affiliates may, other than pursuant to the Collaboration Agreement, research, develop, manufacture or commercialize any competing product, defined as one that contains aminopyridine or any other compound that acts at least in part through direct interaction with potassium channels to improve neurological function in MS, SCI or other demyelinating conditions, except that we may exploit the licensed products anywhere in the world following termination of the Collaboration Agreement.

In consideration for the rights granted to Biogen Idec under the Collaboration Agreement, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, which was received on July 1, 2009. Also, as a result of such payment to us, a payment of $7.7 million became payable by us to Elan. As of December 31, 2010 we estimated the revenue recognition period under the Collaboration Agreement for upfront and milestone payments to be approximately 12 years from the date of this agreement. The Company recognized $9.4 million in license revenue related to the $110.0 million received from Biogen Idec and $660,000 in cost of license revenue related to the $7.7 million paid to Elan during the year ended December 31, 2010. We are also eligible to receive up to $400 million from Biogen Idec if specified regulatory and sales milestones are met.

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

In connection with the entry into the Collaboration Agreement, Biogen Idec and Elan entered into a consent agreement (the Consent Agreement) with us. Under the Consent Agreement, Elan consented to our sublicense of rights to Biogen Idec, and the three parties agreed to set up a committee to coordinate activities under our agreements with Elan with respect to the development, supply and commercialization of the licensed products for Biogen Idec's territory. The Consent Agreement also amended our agreements with Elan by, among other things, permitting us to allow Biogen Idec to grant sublicenses to certain unaffiliated distributors; permitting us to allow Biogen Idec to package the licensed products and to work directly with Elan with respect to certain supply-related activities; and, requiring Elan to facilitate the qualification of an alternate supplier of the licensed products under certain circumstances.

Elan Corporation plc

Ampyra

In September 2003, we entered into an amended and restated license agreement with Elan that replaced two prior license agreements for Ampyra in oral sustained release dosage form. Under this agreement, Elan granted us exclusive worldwide rights to Ampyra for all indications, including SCI, MS and all other indications. We agreed to pay Elan milestone payments of up to $15.0 million and royalties based on net sales of products with dalfampridine as the active ingredient. We also agreed to pay Elan 7% of any upfront and milestone payments that we receive from the sublicensing of rights to Ampyra or other aminopyridine products, and in the third quarter 2009, as a result of our Collaboration Agreement with Biogen Idec, we paid Elan $7.7 million.  The FDA approval of Ampyra triggered a milestone of $2.5 million to Elan that was paid during the three-month period ended June 30, 2010.

Elan is also obligated under this agreement to supply us with our commercial requirements for Ampyra in the U.S., as well as to supply Biogen Idec under the Supply Agreement and Consent Agreement with Ampyra for Biogen Idec’s clinical trials and for Biogen Idec’s commercial requirements.

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

Subject to the early termination provisions, the Elan license terminates on a country by country basis on the last to occur of fifteen years from the date of the agreement (2018), the expiration of the last to expire Elan patent or the existence of competition in that country.

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

Our agreement with Elan obligated us to pay a combination of sales-based milestone payments of up to $19.5 million, all of which have been achieved and were paid prior to our 2010 fiscal year, and royalties on sales of Zanaflex Capsules and Zanaflex tablets. We have no further Zanaflex milestone payment obligations with Elan. We also agreed to use commercially reasonable efforts to commercialize Zanaflex Capsules.

As part of the acquisition, we assumed certain of Elan's rights and obligations relating to Zanaflex under a license agreement with Novartis, to the extent that these rights and obligations arise subsequent to our acquisition of Zanaflex. Under this agreement we obtained certain rights to market and sell tizanidine products and rights to product improvements developed by Novartis.

    Elan manufactures Zanaflex Capsules for us and we are in contract negotiations with Patheon Inc. for the manufacture of Zanaflex tablets. For more information refer to "—Manufacturing."

In December 2005, we entered into a financing arrangement with Paul Royalty Fund, or PRF, pursuant to which we assigned PRF the right to receive a portion of our net revenues from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. This agreement was amended in November 2006 potentially to increase the total amount of royalty payments to which PRF is entitled and to provide for additional lump-sum payments both from us to PRF and from PRF to us. The arrangement covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the arrangement is terminated earlier. For more information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements."

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

We agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. We have made or accrued an aggregate of $850,000 in milestone payments and $2.7 million in royalties under this agreement through December 31, 2010. The FDA approval of Ampyra triggered the final milestone of $750,000 which was paid during the quarter ended March 31, 2010. The Rush license may be terminated by either party following an uncured material breach by the other party and notice. The Rush license may also be terminated upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party. We also entered into an agreement with Elan relating to the allocation of payments between us and Elan of certain payments to Rush under the Rush license. Subject to the early termination provisions, the Rush license terminates upon expiration of the royalty obligations, which expire fifteen years from the date of the agreement (2018).

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

The agreement as amended and restated in 2003 required the Company to pay to CSRO royalties based on a percentage of net sales of any product incorporating the licensed rights, including certain royalties relating to Ampyra and dalfampridine.  During the three-month period ended March 31, 2010, we paid CSRO $3.0 million as full and complete satisfaction of our royalty obligations under the agreement.  This payment was recorded as an intangible asset in the consolidated financial statements.  We had not made any other royalty payments to CSRO prior to making this payment.

Our agreement with CSRO remains in effect although we have fully satisfied our royalty payment obligations.  We have the right to terminate the CSRO agreement at any time by written notice. In addition, the CSRO agreement may be terminated by either party following an uncured material breach by the other party. The CSRO agreement may also be terminated by either party upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of assets, by the other party. Subject to the early termination provisions, the CSRO agreement will expire upon the termination of all royalty or other payment obligations on a country-by-country basis.  This expiration is based on when royalty payments would have been payable, which is the earlier of the expiration of the last to expire licensed patent in a country or ten years from the date of the first commercial sale of the product in a country.  We expect the agreement to terminate in Canada in 2012, and in the U.S. and certain foreign countries other than Canada in 2013, when the respective patents covered by the agreement expire.

Cornell Research Foundation, Inc.

In February 2003, we entered into a license agreement with Cornell Research Foundation, Inc., or Cornell, pursuant to which we were granted an exclusive license under a patent for the use of dalfampridine in the treatment of anterior horn cell diseases. In consideration for the license, we paid Cornell an upfront license fee and are required to make payments of up to $150,000 to Cornell upon the achievement of certain milestones relating to the successful reissuance or reexamination of the patents licensed to us and the completion of a clinical trial testing the use of Ampyra in amyotrophic lateral sclerosis. We made an aggregate of $50,000 in payments under this agreement through December 31, 2009 and did not make any payments in 2010. We are also obligated to pay Cornell an annual royalty on certain sales of Ampyra, subject to a minimum annual royalty requirement of $25,000.

Under the Cornell agreement, Cornell is responsible for all patent prosecution and maintenance activities relating to the licensed patent, and we are responsible for paying all fees incurred by Cornell in connection therewith. We have the right under this agreement to enforce any patent rights within the licensed patents against infringement by third parties at our own expense.

We have the right to terminate the Cornell agreement at any time by written notice. In addition, the Cornell agreement may be terminated by either party following an uncured material breach by the other party. Subject to the early termination provisions, the term of the Cornell agreement will continue until the expiration of the last to expire licensed patent, which will expire in 2016.

Cambridge University Technical Services Limited and King's College London

 In December 2003, we entered into a license agreement with Cambridge University Technical Services Limited (now named Cambridge Enterprise Limited) and King's College London, pursuant to which we were granted an exclusive worldwide license, including the right to sublicense, under a U.S. patent application and its foreign counterpart to develop and commercialize products related to enzymatic methods, including chondroitinase, of treating CNS disorders. We were also granted a non-exclusive worldwide license, including the right to sublicense, under the same U.S. and foreign patent applications to develop and commercialize products related to small molecule inhibitors for use in treating CNS disorders.

In consideration for these licenses, we paid an upfront license fee and are required to make payments of up to $2.2 million upon the achievement of certain milestones. We made an aggregate of $45,000 in payments under this agreement through December 31, 2009 and did not make any payments in 2010. We are also obligated to pay royalties on net sales and on any sublicense royalties that we receive.

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

Mayo Foundation for Medical Education and Research

In September 2000, we entered into a license agreement with Mayo Foundation for Education and Research, or Mayo Clinic, pursuant to which we were granted an exclusive worldwide license to its patents and other intellectual property on certain antibodies. Under this agreement, we have the right to develop, make, use and sell those antibodies for nervous system disorders or injuries. We have worked closely with one of Mayo Clinic's research groups on developing and patenting this emerging technology in connection with the therapeutic use of certain antibodies, specifically myelination and remyelination in MS and SCI. Mayo Clinic has the right to continue internal research on the antibodies and, in the event it develops other applications that are related to our license, it must offer Acorda certain rights to this new subject matter before rights can be offered to a third party.

Under the Mayo Clinic agreement, we are obligated to make milestone payments of up to $1.9 million and to pay royalties based on net sales. During the quarter ended September 30, 2010, we reached our first milestone under this agreement.  This milestone triggered a milestone payment of $45,000, which was paid during that quarter.  The Mayo Clinic agreement may be terminated by either party following an uncured material breach by the other party. We may terminate the Mayo Clinic agreement at will upon prior written notice to Mayo Clinic. In addition, either party also has the right to terminate upon the insolvency of the other party, the filing of bankruptcy by or against the other party, or the assignment of assets to the benefit of creditors by the other party. Unless otherwise terminated, this license agreement will terminate upon the expiration of the last licensed patent in any such licensed product.

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

CeNeS Pharmaceuticals plc

In November 2002, we entered into two license agreements with CeNeS Pharmaceuticals plc, or CeNeS. The first agreement relates to an exclusive worldwide sublicense under certain patents, patent applications and know-how to make, have made, use, import, offer for sale and sell protein products composed of GGF2 or fragments thereof and non-protein products developed through the use of material covered by a valid claim in the patents. The license to these patents and the right to sub-license these patents were granted to CeNeS by the Ludwig Institute for Cancer Research.

Our payment obligations to CeNeS include payment of an upfront license fee, royalties based on annual net sales of the product, if any, as well as payments of up to $8.5 million upon achieving certain milestones in connection with the development, testing and regulatory approval of any protein products. The completion of animal toxicology studies and the filing of an IND triggered milestone payment during the year ended December 31, 2010.  We made milestone payments aggregating $1.0 million through December 31, 2010.  We are obligated to make minimum royalty payments commencing in the third calendar year following the first commercial sale of any licensed product. If we fail to pay any minimum royalty, CeNeS will have the option to convert our license or any sublicense to a non-exclusive license. This agreement with CeNeS is effective until the later of November 12, 2017 or the expiration of the last-to-expire valid claim in the licensed patents. We may terminate this agreement at will upon prior written notice to CeNeS. In addition, this first agreement may be terminated by either party following an uncured material breach by the other party and if this agreement is terminated under that provision, we may retain the exclusive worldwide sublicense granted to us under this agreement, provided that we continue to pay royalties.

The second agreement relates to an exclusive worldwide sublicense to us under certain patents, patent applications and know-how to make and have made, use and have used, sell, offer for sale, have sold and import protein products composed of one or more proteins, or fragments thereof, encoded by the growth factor gene NRG-2 and non-protein products developed through the use of material covered by a valid claim of the patents. The license to this patent and the right to sub-license this patent was granted to CeNeS by the President and Fellows of Harvard College.

We have agreed to a timeline to achieve certain milestones relating to the research and development and the clinical testing and filing of regulatory approvals for the products. We are also required to make milestone payments of up to $5.9 million. If we are unable to meet a milestone, CeNeS has agreed to negotiate in good faith with us to agree for a reasonable extension of the time to achieve the milestone up to one year. We are obligated to pay CeNeS a license fee and royalties based on a percentage of net sales of protein products and non-protein products covered under the agreement. We have made payments of $25,000 in connection with this agreement through December 31, 2009 and did not make any payments in 2010.

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

In 2008, CeNeS was acquired by Paion AG.

The Brigham and Women’s Hospital, Inc.

In February 2008, we entered into a license agreement with Brigham and Women’s Hospital, Inc., or Brigham, acting on its own behalf and on behalf of Beth Israel Deaconess Medical Center, or Beth Israel. Pursuant to the license agreement, we were granted a co-exclusive license in the U.S., and an exclusive license outside the U.S., to their patent rights relating to the use of GGF2 in the treatment of congestive heart failure.  Under this agreement, we have the right to develop, make, use and sell products covered by valid claims under the patent rights, with certain sublicensing rights.  Brigham and Beth Israel have retained the right to use the subject matter of the license for internal research, clinical and educational purposes.  If the other co-exclusive U.S. license to these patent rights (held by a third party) is terminated or expires, we have an option to negotiate an exclusive U.S. license to the patents, and Brigham and Beth Israel cannot license the patent rights to a third party unless we fail to reach agreement on an exclusive U.S. license.

Under this agreement, we paid a license fee of $25,000 in 2008 and we are obligated to make milestone payments of up to $1.4 million and to pay royalties based on net sales. Our IND for GGF2 filed during the quarter ended March 31, 2010, triggered our first milestone payment of $150,000, which was paid during that quarter.  We have agreed to a timeline to achieve certain milestones relating to the research, development, clinical testing, and filing of regulatory approvals for a product covered by the agreement.  If we fail to timely meet these milestones, Brigham and Beth Israel could, in certain cases, terminate the agreement subject to our right to present a plan to achieve the missed milestone within a reasonable period of time.

The agreement may be terminated by us at will upon prior written notice to Brigham and Beth Israel.  In addition, the agreement may be terminated by Brigham and Beth Israel following our uncured material breach or upon our failure to maintain agreed upon insurance, our failure to remain solvent, the filing of a bankruptcy petition against us, or an the assignment of our assets for the benefit of creditors. Subject to early termination provisions, this license agreement will terminate on a country by country basis upon the expiration of the last to expire licensed patent in a country.  Based on current U.S. patents, termination in the U.S. is expected to be in 2021, and based on the current non-U.S. patent portfolio, termination is expected to be in 2020 in each country other than the U.S.

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

Under the Consent Agreement entered into among Elan, Biogen Idec and us, Elan consented to our sublicense of our rights under our agreements with Elan to Biogen Idec.  The three parties agreed to set up a committee to coordinate activities under these agreements with respect to the development, supply and commercialization of the licensed products for Biogen Idec's territory. The Consent Agreement also amended our agreements with Elan by, among other things, permitting us to allow Biogen Idec to grant sublicenses to certain unaffiliated distributors, permitting us to allow Biogen Idec to package the licensed products and to work directly with Elan with respect to certain supply-related activities, and requiring Elan to facilitate the qualification of an alternate supplier of the licensed products under certain circumstances.

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

Prior to March 2007, we relied on a single manufacturer, Novartis, for the supply of tizanidine hydrochloride, the active pharmaceutical ingredient (API) in Zanaflex tablets. Novartis discontinued production of tizanidine hydrochloride and will no longer supply it. Therefore, we are required to obtain FDA approval for a new supplier of the tizanidine hydrochloride needed for the production of Zanaflex tablets. We have identified a potential new supplier and we are seeking the required FDA approval.  We expect to complete this process during the second quarter of 2011.  Elan has supplied us with some Novartis-manufactured tizanidine hydrochloride, and based on current sales forecasts we believe we will have qualified our new supplier before our current inventory is depleted.  However, we cannot obtain any more tizanidine hydrochloride for Zanaflex tablets from Elan. If we fail to gain FDA approval of our new tizanidine hydrochloride supplier, or if there is an unexpected delay in obtaining that approval, we may run out of inventory of tizanidine hydrochloride for Zanaflex tablets.  We could also run out of inventory if, prior to qualifying our new supplier, sales of Zanaflex tablets are higher than our current forecasts.  If we cannot manufacture enough Zanaflex tablets to meet demand, our sales of Zanaflex tablets would suffer.

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

Products in Development

We have established the internal capability to manufacture research quantities of antibody and protein product candidates.

GGF2

We contracted with CMC ICOS Biologics in 2008 to produce and purify GGF2 bulk material under cGMPs.  Acorda and CMC ICOS have jointly developed analytical and characterization assays to support the manufacture of GGF2.  The details of the manufacturing and purification processes and data from the analytical assays were provided to FDA in an IND application in March 2010.  This drug substance was generated to support GLP safety and toxicology and is now being evaluated in our GGF2 Phase 1 clinical trial.

The final drug product for GGF2 for clinical studies was produced at Althea Technologies under a Product Development and Clinical Supply Agreement signed in 2009.  The filling process and testing of the filled product was submitted to FDA in an IND application in March 2010.

rHIgM22

We have contracted for testing and manufacturing development activities for rHIgM22 to be performed by outside contractors. In 2009, we signed a Master Vendor Agreement with Biovest International Inc. to produce rHIgM22 under cGMPs.  In 2009, we also contracted with CMC ICOS Biologics to develop methods and purify under cGMPs the rHIgM22 produced at Biovest. Acorda, CMC ICOS and Mayo are working to develop analytical and characterization assays to support the manufacture of rHIgM22.  cGMP material produced at Biovest and CMC ICOS has been used in GLP safety and toxicology studies. If the safety profile is satisfactory, Acorda expects to file an IND for clearance to initiate human clinical studies.

Intellectual Property

As of January 2011, our intellectual property portfolio included intellectual property rights to over 45 U.S. patents, over 115 foreign patents and over 255 pending patent applications world-wide. There are five major families of subject matter in our patent portfolio: Ampyra, Zanaflex Capsules, neuregulins, remyelinating antibodies, and chondroitinase. Our intellectual property also includes copyrights, confidential and trade secret information as well as a portfolio of trademarks.

Ampyra/aminopyridines

We have a patent portfolio with multifaceted coverage on aminopyridine-related subject matter. Our aminopyridine intellectual property estate includes over 120 patent applications, six of which relate to responder analysis.  Fifty-seven dalfampridine-related patents are issued and are being maintained world-wide (six in the U.S., 51 internationally).

We hold an exclusive, worldwide license from Elan to three U.S. patents, with over 20 corresponding foreign patents and pending applications in a number of foreign countries. These patents and applications relate to timed delivery formulations of a family of aminopyridine compounds, including dalfampridine, and methods of treatment directed to classes of relevant neurological conditions. In March 2010, on two of these U.S. patents (Patent Numbers 5,370,879 and 5,540,938), we filed patent term extension requests with the U.S. Patent and Trademark Office (USPTO) under the Hatch Waxman law to extend the expiration date of each patent.  The length of the extension can be up to five years and depends on factors such as the amount of time taken by the FDA to review the first marketing approval application of the drug covered by the patent.  We have requested extensions for the full five year period for both patents.  If both requests are granted, we will need to designate one patent to which the extension shall apply, as only one patent can be extended.  At present, Patent Number 5,370,879 expires December 6, 2011, and Patent Number 5,540,938 expires July 30, 2013.

We have been prosecuting applications covering methods of using aminopyridines, such as Ampyra, for a period of time.  These include two pending U.S. patent applications and corresponding foreign applications. If granted, a patent resulting from any of these applications would be expected to remain in force at least through 2024.  In November 2010, we received a Communication of Intention to Grant from the European Patent Office on the European counterpart of one of these U.S. Patents; following grant, any patent resulting from this case would be expected to expire in 2025.  In 2009, we filed three pending U.S. patent applications covering aminopyridine formulations, such as Ampyra.  If granted, a patent resulting from any of these formulation applications could remain in force at least through 2024.

In addition, during 2010, more than 60 patent applications were filed in the U.S. and world-wide that focus on various methods for using aminopyridines, such as Ampyra.  If these applications issue as patents, they could remain in force at least through 2030.

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

In February 2008, we acquired certain assets of Neurorecovery, Inc. (NRI). This acquisition enabled us to broaden our intellectual property portfolio on dalfampridine and explore additional therapeutic indications for Ampyra, as well as provide access to pre-clinical compounds that may have utility in nervous system disorders. Under the terms of the purchase agreement, we were assigned two key licensing and research agreements relating to the use of aminopyridines in peripheral neuropathies and to two early stage development candidates. We also acquired NRI's pre-clinical and clinical data, regulatory filings (including Orphan Drug designations), copyrights, trademarks and domain names relating to the three products. Two Phase 2 studies of the aminopyridine compound Ampydin® (IR) for the treatment of chronic functional motor and sensory deficits resulting from Guillain-Barre Syndrome (GBS) have been completed. In 2009, we evaluated the technologies acquired from NRI and identified certain non-aminopyridine technologies and devices that were not sufficiently relevant to our goals or business interests.  We returned the corresponding intellectual property relating to those technologies to their original licensor, the University of Alabama. We continue to retain the intellectual property assets related to aminopyridines, including an issued U.S. patent and corresponding foreign patents covering the use of mono-aminopyridines, such as dalfampridine, to treat GBS.

Zanaflex

As part of our purchase from Elan of the Zanaflex assets, we acquired one issued U.S. patent and two pending U.S. patent applications. Our issued patent is generally directed to certain methods of reducing somnolence and reducing peak plasma concentrations in patients receiving tizanidine therapy. This issued patent expires in 2021. Our two pending U.S. patent applications are directed to multiparticulate formulations of tizanidine and certain other methods of using tizanidine.  We also purchased the Zanaflex trademarks in the U.S. from Elan.

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

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking marketing approval for generic versions of Zanaflex Capsules. In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, Apotex) in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557 relating to multiparticulate tizanidine compositions, including those sold by us as Zanaflex Capsules. The patent expires in 2021.  The lawsuit is ongoing, and a trial date of April 25, 2011 has been set by the Court. Refer to the description of Legal Proceedings in Item 3 of this report for more information.

Neuregulins

Our neuregulin patent portfolio contains over 25 pending applications and over 80 neuregulin-related issued patents as of January 2011.

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

Antibodies Related to Nervous System Disorders

    Acorda is the exclusive licensee of a portfolio of patents and patent applications related to a series of remyelinating antibodies with respect to nervous system diseases and injuries discovered by scientists at the Mayo Clinic  In this portfolio, we now have over 25 patent applications and 19 corresponding issued patents (6 in the U.S. and 13 foreign) directed to technologies involving such antibodies and their uses. This includes five additional patent families obtained in 2010 under the existing license with Mayo Clinic that contain subject matter directed to antibodies understood to induce growth and/or development of neurons.

In October 2010, a U.S. patent issued covering methods of stimulating remyelination in a mammal, and methods of stimulating proliferation of glial cells in a mammal, in each instance comprising administering the antibody sHIgM22 (or recombinant antibodies, monomers, or active fragments thereof).  Thus, we now have three U.S. patents directed to antibody compositions that can induce remyelination, as well as several issued related foreign counterparts.

Chondroitinase

We have four chondroitinase-related U.S. patents, three issued foreign patents, and over 50 pending chondroitinase patent applications.

We have filed a number of U.S. patent applications and their foreign counterparts directed to chondroitinase enzymes and methods of use and preparation. In particular, we have pending U.S. applications and foreign equivalents relating to chondroitinase enzymes, including fusion proteins of chondroitinase, chimeric proteins including chondroitinase, deletion mutants and certain methods relating to chondroitinase. One of the issued U.S. patents covers chondroitinase ABCI mutant enzymes and related methods of use, while the other covers novel chondroitinase compositions. In addition, we have a license from King's College and University of Cambridge to a U.S. application and its foreign counterparts directed to treatment of CNS damage.

Trademarks

In addition to patents, our intellectual property portfolio includes over 35 registered trademarks, along with over 140 pending trademarks.  The registered marks include "Acorda Therapeutics" and our stylized Acorda Therapeutics logo, both of which are registered in the U.S. In addition, our Ampyra trademark was registered in the U.S. in June 2010.  We have applied to register the Ampyra trademark internationally.  We also own the rights to the registered marks "Zanaflex" and "Zanaflex Capsules" in the U.S. In addition, our trademark portfolio includes several pending trademark applications for potential product names and for disease awareness activities.

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

MS

Current disease management approaches to MS are classified either as relapse management or disease course management approaches. For relapse management, the majority of neurologists treat sudden and severe relapses with a four-day course of intravenous high-dose corticosteroids. Many of these corticosteroids are available generically. For disease course management, there are a number of FDA-approved MS therapies that seek to modify the immune system. These treatments attempt to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS, though their precise mechanisms of action are not known. These products include Avonex from Biogen-IDEC, Betaseron from Schering AG, Copaxone from Teva Pharmaceutical Industries, Ltd., Rebif from Merck Serono, Tysabri from Biogen-IDEC and Elan, and Gilenya from Novartis AG.

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

In certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis, which is referred to as compounding. We are aware that at present compounded dalfampridine is used by some people with MS. Although we expect this use to decrease substantially because Ampyra is commercially available, we expect that some people will continue to use compounded dalfampridine.  Several companies are engaged in developing products that include novel immune system approaches and cell transplant approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete with Ampyra or our preclinical candidates in the future.

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

Spasticity

Tizanidine hydrochloride, the active pharmaceutical ingredient in Zanaflex Capsules, Zanaflex tablets and generic tizanidine hydrochloride tablets, is one of the two leading FDA-approved treatments for spasticity, a symptom suffered by both MS and SCI patients. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. Ten generic manufacturers of tizanidine hydrochloride are distributing their own tablet formulations. As noted under “–Intellectual Property–Zanaflex” above, the Company is in litigation with Apotex with regard to its filing of an ANDA for the approval of a purported generic version of Zanaflex Capsules and certification against the Company's patent. In addition, several companies have reported that they are working on potential new delivery formulations of tizanidine hydrochloride. Baclofen, which is also available generically, is the other leading drug for the treatment of spasticity. The mechanism of action and associated effects of baclofen are different from those of tizanidine hydrochloride. Due to the different pharmacokinetic profile of Zanaflex Capsules, Zanaflex tablets and generic tizanidine hydrochloride tablets are not AB-rated with Zanaflex Capsules.

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

Orphan Drugs

Under the Orphan Drug Act, special incentives exist for sponsors to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the U.S. Requests for orphan drug designation must be submitted before the submission of an NDA or BLA. We have received orphan drug designation for Ampyra for the treatment of both MS and incomplete SCI.  The number of people affected by MS has now exceeded 200,000.  However, this should not affect Ampyra’s orphan drug designation, as it was granted prior to the increase in diagnoses above 200,000.

Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, and reduced filing fees for marketing applications. If a product that has an orphan drug designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity for that use. This means that, subsequent to approval, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. FDA may approve a subsequent application from another person if FDA determines that the application is for a different drug or different use, or if FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public's need. If the FDA approves someone else's application for the same drug that has orphan exclusivity, but for a different use, the competing drug could be prescribed by physicians outside its FDA approval for the orphan use, notwithstanding the existence of orphan exclusivity. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another person from receiving approval for the same or a similar drug for the same or other uses.

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

Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed.  If the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time, an automatic stay bars FDA approval of the ANDA for 30 months pending resolution of the suit or other action by the court.  If the 30-month stay is lifted or expires and the ANDA applicant is able otherwise to meet the FDA’s requirements for the approval of ANDAs, the generic manufacturer may begin selling its product even if patent litigation is pending.  If the generic manufacturer launches before patent litigation is resolved, the launch is at the risk of the generic manufacturer being later held liable for patent infringement damages.

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

Beginning in March 2013, pharmaceutical manufacturers will be subject to new federal reporting and disclosure requirements with regard to payments or other transfers of value made to health care providers.  Reports submitted under these new requirements will be placed on a public database.  Similarly, beginning in April 2012, pharmaceutical manufacturers will be required to report samples of prescription drugs requested by and distributed to health care providers.  The new law does not state whether these disclosures will be made publicly available.

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

The Medicare Modernization Act (MAA), enacted in December 2003, altered federal reimbursement for physician-administered drugs covered by Medicare. Under the reimbursement methodology set forth in the MAA, physicians are reimbursed for such drugs based on a product's "average sales price," or ASP. This ASP-based reimbursement methodology has generally led to lower reimbursement levels. The MAA also established the Medicare Part D outpatient prescription drug benefit, which is provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers.  The health care reform legislation enacted in 2010, known as the Affordable Care Act, requires drug manufacturers to provide a 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.”

The Deficit Reduction Act of 2005 resulted in changes to the way drug prices are reported to the government and the formula using such information to calculate the required Medicaid rebates.  The Affordable Care Act increased the minimum basic Medicaid rebate for branded prescription drugs from 15.1% to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees.  In addition, the Affordable Care Act increased the additional Medicaid rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products, revised the definition of average manufacturer price by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted 340B pricing.

The Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products.  The fee (which is not deductible for federal income tax purposes) will be based on the manufacturer’s market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs.  The Affordable Care Act also contains a number of provisions, including provisions governing the way that health care is financed by both governmental and private insurers, enrollment in federal health care programs, reimbursement changes, the increased use of comparative effectiveness research in health care decision-making, and enhancements to fraud and abuse requirements and enforcement, that will affect existing government health care programs and will result in the development of new programs.

We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the Affordable Care Act.  The Affordable Care Act and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

EMPLOYEES

As of February 17, 2011, we had 305 employees. Of the 305 employees, 65 perform research and development activities, including preclinical programs, clinical trials, regulatory affairs, biostatistics, and drug safety, and 240 work in sales, marketing, managed markets, business development, manufacturing, medical affairs, communications, and general and administrative.

CORPORATE INFORMATION

We were incorporated in 1995 as a Delaware corporation. Our principal executive offices are located at 15 Skyline Drive, Hawthorne, New York 10532. Our telephone number is (914) 347-4300. Our website is www.acorda.com.  The information contained on our website is not incorporated by reference into this report and should not be considered to be a part of this report. References to our website address in this report have been included as, and are intended to be, inactive textual references only that do not hyperlink to our website.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (http://www.acorda.com under the "SEC Filings" caption) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (SEC).  Also, the SEC allows us to “incorporate by reference” some information from our proxy statement for our 2011 Annual Meeting of Stockholders, rather than repeating that information in this report. We intend to file our 2011 proxy statement within 120 days after the end of our 2010 fiscal year, in accordance with SEC rules and regulations, and we recommend that you refer to the information that we indicate will be contained in our 2011 proxy statement.

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

Risks related to our business

We have a history of operating losses and we may continue to incur losses and may never reach or sustain profitability.

As of December 31, 2010, we had an accumulated deficit of approximately $440.1 million. We had net losses of $11.8 million, $83.9 million and $74.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. We have had operating losses since inception as a result of our significant clinical development, research and development, general and administrative, sales, managed markets and marketing, medical affairs and business development expenses. We may incur losses for the next several years as we expand our sales, managed markets and marketing capabilities and conduct other activities in connection with the commercial launch of Ampyra, as we continue our product development and research and development activities, and as we potentially acquire new products or product candidates.

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

We currently derive substantially all of our revenue from the sale of Ampyra, Zanaflex Capsules and Zanaflex tablets, and we believe that sales of Ampyra will continue to constitute a significant portion of our total revenue for the foreseeable future.  Sales of Zanaflex Capsules for 2010 declined compared to 2009, and it is possible that they will continue to decline in 2011 due to increasing managed care pressure, among other factors.  Managed care organizations have increasingly established plans and programs to drive utilization of low-cost generic tizanidine hydrochloride tablets over higher-cost Zanaflex Capsules by making it more difficult for patients to obtain Zanaflex Capsules through restrictions and higher out-of-pocket (copay) costs.

On January 22, 2010, the FDA approved Ampyra as a treatment to improve walking in people with MS. This was demonstrated by an increase in walking speed.  Ampyra became commercially available for the first time in March 2010.  The commercial success of Ampyra will depend on a number of factors, including:

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

Forecasting revenue is difficult, especially when there is little commercial history, the product is the first product approved for a particular indication and the level of market acceptance of the product is uncertain. We may experience significant fluctuations in sales of Ampyra from period to period and, ultimately, we may never generate sufficient revenues from Ampyra and Zanaflex Capsules and Zanaflex tablets to reach or maintain profitability or sustain our projected levels of operations.

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

Under our supply agreement with Elan, we provide Elan with monthly written 18-month forecasts, and with annual written five-year forecasts for our supply requirements of Ampyra and two-year forecasts for our supply requirements of Zanaflex Capsules. In each of the five months for Zanaflex and three months for Ampyra following the submission of our written 18-month forecast we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less. Elan is not obligated to supply us with quantities in excess of our forecasted amounts, although it has agreed to use commercially reasonable efforts to do so. If our forecasts of our supply requirements are inaccurate, we may have an excess or insufficient supply of Ampyra and Zanaflex Capsules.

Prior to March 2007, we relied on a single manufacturer, Novartis, for the supply of tizanidine hydrochloride, the active pharmaceutical ingredient (API) in Zanaflex tablets. Novartis discontinued production of tizanidine hydrochloride and will no longer supply it. Therefore, we are required to obtain FDA approval for a new supplier of the tizanidine hydrochloride needed for the production of Zanaflex tablets. We have identified a potential new supplier and we are seeking the required FDA approval.  We expect to complete this process during the second quarter of 2011.  Elan has supplied us with some Novartis-manufactured tizanidine hydrochloride, and based on current sales forecasts we believe we will have qualified our new supplier before our current inventory is depleted.  However, we cannot obtain any more tizanidine hydrochloride for Zanaflex tablets from Elan. If we fail to gain FDA approval of our new tizanidine hydrochloride supplier, or if there is an unexpected delay in obtaining that approval, we may run out of inventory of tizanidine hydrochloride for Zanaflex tablets.  We could also run out of inventory if, prior to qualifying our new supplier, sales of Zanaflex tablets are higher than our current forecasts.  If we cannot manufacture enough Zanaflex tablets to meet demand, our sales would suffer.

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

In addition, our promotion of Ampyra must reflect only the specific approved indication as well as other limitations on use, and disclose the safety risks associated with the use of Ampyra as set out in the approved product labeling.  We must submit all promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners, and we may face other adverse enforcement action.

If we or others identify previously unknown side effects of Ampyra, or known side effects are more frequent or severe than in the past, our business would be adversely affected and these events could lead to a significant decrease in sales of Ampyra or to the FDA’s withdrawal of marketing approval.

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

Furthermore, now that Ampyra is commercially available, it is being used in a wider population and in a less rigorously controlled environment than in clinical studies. Some patients exposed to Ampyra have reportedly experienced serious adverse side effects, including seizures. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of Ampyra is associated with serious adverse effects, which could mean that our ability to commercialize Ampyra could be adversely affected and our business could be impaired.

Under FDA regulations and our REMS for Ampyra, we are required to monitor the safety of Ampyra.  We are required to document and investigate reports of adverse events, and to report them to the FDA in accordance with regulatory timelines based on their severity and expectedness.  Failure to make timely safety reports and to establish and maintain related records could result in withdrawing of marketing authorization or other regulatory action, civil actions against us, or criminal penalties, any of which could harm our business.

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

Our success in commercializing Ampyra will depend on the continued customer support efforts of our network of specialty pharmacies. A specialty pharmacy is a pharmacy that specializes in the dispensing of injectable, infused or certain other medications typically for complex or chronic conditions, which often require a high level of patient education and ongoing management. Specialty pharmacies are commonly used to dispense MS drugs, many of which are injectable.  The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using Ampyra, Ampyra adverse events, or Ampyra complaints;

•	not effectively sell or support Ampyra;

•	reduce their efforts or discontinue selling or supporting Ampyra;

•	not devote the resources necessary to sell Ampyra in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others;

•	not have the required licenses to distribute drugs; or

•	cease operations.

In late 2010 and early 2011, we learned that two of the specialty pharmacies that dispense Ampyra failed timely to report to us some of the reports of adverse events that they received, which we believe was in violation of our contracts with them.  Because the specialty pharmacies did not report these adverse events to us in a timely manner, while we reported them to the FDA, we did not report them in a timely manner.  To our knowledge, no regulatory action has been taken, or is currently contemplated, against us or the specialty pharmacies involved by the FDA.  However, if these specialty pharmacies continue to experience problems with adverse event reporting, and even if they do not, the FDA could take regulatory action against us and/or the specialty pharmacies.  Even if the FDA takes regulatory action against a specialty pharmacy and not us, that could harm our business because, for example, the FDA could withdraw the pharmacy’s authorization to dispense Ampyra, which could harm Ampyra sales.

We may incur significant liability if it is determined that we are promoting the “off-label” use of Ampyra or any other marketed drug.

Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties.  Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. Accordingly, without FDA approval of Ampyra for use in any indications other than improving walking ability in people with MS, we may not promote Ampyra for these indications. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

While the Company has negotiated certain terms in the Collaboration Agreement with Biogen Idec intended to assist in protecting the Company's rights in certain of the circumstances listed above, there can be no assurance that these terms will provide the Company with adequate rights and remedies, and actions required to enforce such rights could be costly and time consuming.

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

Under the Collaboration Agreement, Biogen Idec has the right to develop and commercialize Ampyra in the EU and other markets outside the U.S. In January 2010, Biogen Idec submitted a centralized Marketing Authorization Application, or MAA, to the European Medicines Agency (EMA) and a New Drug Submission, or NDS, to Health Canada for Ampyra, known outside the U.S. as Fampyra (fampridine).  In January 2011 the EMA’s Committee for Medicinal Products for Human Use (CHMP) decided against approval.  Biogen Idec has appealed the decision, but we cannot provide any assurances regarding the outcome of that appeal.  Biogen Idec received a Notice of Deficiency from Health Canada regarding its application for approval of Fampyra in Canada, to which it intends to respond.  Health Canada will have approximately a year to reply to that response.  The CHMP’s decision against approval of Biogen Idec’s application, and the similar decision by Health Canada, could lead to additional information requirements, including the submission of data from supplemental clinical trials other than those that support our U.S. filings with the FDA. Any requirements to conduct supplemental trials would add to the cost and risks of development and approval. Additional or supplemental trials with respect to Ampyra or other product candidates could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA.

Our drug development programs are in early stages of development and may never be commercialized.

Two of our active research and development programs – remyelinating antibodies and chondroitinase – have not advanced to clinical trials. Our future success depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to clinical trials. These product candidates will require significant development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized.

These programs may not lead to commercially viable products for several reasons. For example, we may fail to identify promising product candidates, our product candidates may fail to be safe and effective in preclinical tests or clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. In addition, because we have limited resources, we are focusing on product candidates that we believe are the most promising. As a result, we may delay or forego pursuit of opportunities with other product candidates. From time to time, we may establish and announce certain development goals for our product candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. If we are unsuccessful in advancing these programs into clinical testing or in obtaining regulatory approval, our long-term business prospects will be harmed.

Our drug products in development must undergo rigorous clinical testing, the results of which are uncertain and could substantially delay or prevent us from bringing them to market.

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

Clinical development of any product candidate that we determine to take into clinical trials, such as our neuregulin Glial Growth Factor 2, for which we commenced a Phase 1 clinical trial in the fourth quarter of 2010, may be curtailed, redirected, delayed or eliminated at any time for some or all of the following reasons:

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

Our research, development, preclinical and clinical trial activities, as well as the manufacture and marketing of any products that we may successfully develop, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies abroad. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain.  Any regulatory approvals may contain limitations on the indicated usage of a drug or, distribution restrictions, or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we institute and follow a special risk management plan to monitor and manage potential safety issues, all of which may eliminate or reduce the drug's market potential. Additional adverse events that could impact commercial success, or even continued regulatory approval, might emerge with more extensive post-approval patient use.  Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market.

Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

In order to conduct clinical trials to obtain FDA approval to commercialize any product candidate, an IND application must first be submitted to the FDA and must become effective before clinical trials may begin. Subsequently, an NDA must be submitted to the FDA, including the results of adequate and well-controlled clinical trials demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication. In addition, the manufacturing facilities used to produce the products must comply with current good manufacturing practices, or cGMPs, and must pass a pre-approval FDA inspection. Extensive submissions of preclinical and clinical trial data are required to demonstrate the safety, efficacy, potency and purity for each intended use. The FDA may refuse to accept our regulatory submissions for filing if they are incomplete.

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

In addition, we are subject to regulation under other state and federal laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and we may be subject to other local, state, federal and foreign regulations. We cannot predict the impact of such regulations on us, although it could impose significant restrictions on our business and additional expenses to comply with these regulations.

We also are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to other regulatory requirements that apply to marketed drugs manufactured or distributed by us. If we receive a notice of inspectional observations or deficiencies from FDA, we may be required to undertake corrective and preventive actions in order to address the FDA's concerns, which could be expensive and time-consuming to complete and could impose additional burdens and expenses on how we conduct the affected activities.  For example, the FDA conducted an inspection of our adverse event reporting in February 2009 that resulted in a Form FDA 483 with five inspectional observations. The observations cited the failure to submit NDA field alert reports for Zanaflex Capsules in a timely manner, the failure to review adequately complaints concerning distributed product, the late submission of NDA annual reports, and inadequate written procedures for our quality control unit, NDA field alert reporting, and the training of our personnel. We have undertaken corrective and preventive actions in order to address the FDA's concerns cited in the Form FDA 483. However, the FDA might identify different or additional deficiencies in subsequent inspections.  In addition, although Ampyra was approved by the FDA on January 22, 2010, the FDA has not inspected our third party suppliers’ drug product manufacturing sites in connection with that approval.  The process validation efforts and manufacturing process at these sites could be inspected at a later date and the FDA might find what it considers to be deficiencies in the manufacturing process or process validation efforts, which could negatively impact the availability of product supply.

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

Even if our suppliers or manufacturing methods are in compliance with applicable requirements, we may encounter problems with the manufacture of our products. To investigate and/or resolve these problems, we may be required to withdraw or recall product and interrupt commercial supply of our products.  We are required to submit field alert reports to the FDA if we learn of certain reported problems with our products, and we are required to investigate the causes of the reported problems.  For example, in February 2011, we filed a field alert report with the FDA pertaining to two reports of empty Zanaflex Capsules that had been distributed to pharmacies and sold to patients.  We are currently investigating the cause of the reported problems and, depending on the length of the investigation and other factors, we might have to interrupt the commercial supply of Zanaflex Capsules to allow for inspection of existing manufactured product.  Depending on the outcome of our investigation, we expect to recall some Zanaflex Capsules, and are in discussions with the FDA about the level to which the recall should be conducted.  It is also possible that the FDA might require additional recall or other actions.  These events could increase our costs, cause us to lose revenue, and damage our reputation.

Our products and product candidates may not gain market acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenue.

Market acceptance of our products and product candidates depends on the benefits of our products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness and our ability to demonstrate these benefits to physicians and patients. We believe market acceptance also depends on the pricing of our products and the reimbursement policies of government and third-party payers, as well as on the effectiveness of our sales and marketing activities. Physicians may not prescribe our products, and patients may determine, for any reason, that our products are not useful to them.  For example, physicians may not believe that the benefits of Zanaflex Capsules outweigh their higher cost in relation to Zanaflex tablets or generic tizanidine hydrochloride tablets, or that the benefits of Ampyra are meaningful for patients.

Ampyra was approved with an indicated use limited to improving walking in patients with MS and specifies that this was demonstrated by an increase in walking speed.  The approved labeling also contains other limitations on use and warnings and contraindications for risks.  If potential purchasers or those influencing purchasing decisions, such as physicians and pharmacists or third-party payers react negatively to Ampyra because of their perception of the limitations or safety risks in the approved product labeling, it may result in lower product acceptance and lower product revenues. If Ampyra is not listed on the preferred drug lists of third-party payers, or Ampyra is on the preferred drug list but subject to unfavorable limitations or preconditions or in disadvantageous positions on tiered formularies, our sales may suffer.

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

Several additional factors may limit the market acceptance of products, including:

•	rate of adoption by healthcare practitioners;

•	rate of a product’s acceptance by the target population,

•	timing of market entry relative to competitive products,

•	availability of alternative therapies,

•	perceived advantages of alternative therapies,

•	price of product relative to alternative therapies,

•	extent of marketing efforts,

•	unavailability of adequate reimbursement by third parties, and

•	side effects or unfavorable publicity concerning the products or similar products.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.  Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

Sanctions under these federal and state laws may include requirements to make payments to correct for underpayments or repay overpayments, civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

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

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us or our contractors, governmental or regulatory agencies and the courts. Our methodologies for calculating these prices could be challenged under false claims laws or other laws.  We or our contractors could make a mistake in calculating reported prices and required discounts, revisions to those prices and discounts, or determining whether a revision is necessary, which could result in retroactive rebates (and interest, if any). Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we make these mistakes or if governmental agencies make these changes, we could face, in addition to prosecution under federal and state false claims laws, substantial liability and civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines or imprisonment or prosecutors may impose a Corporate Integrity Agreement, Deferred Prosecution Agreement, or similar arrangement.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In March 2010, Congress enacted legislation known as the Patient Protection and Affordable Care Act (Affordable Care Act), which substantially changes the way that health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry.  This new law contains a number of provisions, including provisions governing enrollment in federal health care programs, reimbursement changes, the increased use of comparative effectiveness research in health care decision-making, and enhancements to fraud and abuse requirements and enforcement, that will affect existing government health care programs and will result in the development of new programs.

A number of provisions contained in the Affordable Care Act may adversely affect our net revenue for our marketed products and any future products.  The new law, among other things, increased the minimum basic Medicaid rebate for branded prescription drugs from 15.1% to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees.  In addition, the Affordable Care Act increased the additional Medicaid rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products, revised the definition of average manufacturer price by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted 340B pricing.

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.”  At this time, although we have estimated a range of potential impact, we may not be able to accurately quantify what the potential impact will be for us.  In addition, the Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products.  The fee (which is not deductible for federal income tax purposes) will be based on the manufacturer’s market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs.

The Affordable Care Act also includes substantial new provisions affecting compliance.  For example, beginning in March 2013, pharmaceutical manufacturers will be required to report payments or other transfers of value made to health care providers during the preceding calendar year.  These reports will be placed on a public database.  Similarly, beginning in April 2012, pharmaceutical manufacturers will be required to report samples of prescription drugs requested by and distributed to health care providers during the preceding calendar year.  The law does not state whether these disclosures will be made publicly available.  If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.  In addition, the federal government has been given additional enforcement authority.

The federal anti-kickback statute was also amended as a part of the Affordable Care Act to provide that a violation of the federal anti-kickback statute may serve as the basis for a false claim under the false claims act since claims for items or services “resulting from” a violation of the anti-kickback statute are “false” or fraudulent claims.  The Affordable Care Act also permits the federal government to suspend payments to a supplier or provider pending an investigation of a "credible allegation" of fraud. The statute requires the Secretary of HHS to adopt regulations implementing this provision.

We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the Affordable Care Act.  The Affordable Care Act and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Third-party payers frequently require that drug companies negotiate agreements with them that provide discounts or rebates from list prices. We have agreed to provide these discounts and rebates to some third-party payers in relation to Ampyra.  For both Ampyra and Zanaflex Capsules, we expect increasing pressure to offer larger discounts or discounts to a greater number of third-party payers to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary. There is no guarantee that we would be able to negotiate agreements with third-party payers at price levels that are profitable to us, or at all.  A number of third-party payers now also require prior authorization for, or even refuse to provide, reimbursement for Ampyra, and others may do so in the future.  Similarly, a number of third-party payers require prior authorization for, or refuse to provide, reimbursement for Zanaflex Capsules, and other third-party payers may do so in the future.  Patients who cannot meet the conditions of prior authorizations are often prevented from obtaining the prescribed medication, because they cannot afford to pay for the medication without reimbursement.  If we are unsuccessful in maintaining reimbursement for our products at acceptable levels, or if reimbursement for our products by third-party payers is subject to overly-restrictive prior authorizations, our business will be adversely affected. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce our sales and adversely affect our results of operations.

The Medicare Part D outpatient prescription drug benefit has been in effect since 2006. The benefit is provided primarily through private entities, which attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations increase pressure to lower prescription drug prices or increase rebate payments to offset price. While the law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the U.S. government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. In addition, the law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. The Affordable Care Act requires drug manufacturers to provide a 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.”  At this time, although we have estimated a range of potential impact, we may not be able to accurately quantify what the potential impact will be for us.  Legislative or regulatory revisions to the Medicare Part D outpatient prescription drug benefit, as well as additional healthcare legislation that may be enacted at a future date, could reduce our sales and adversely affect our results of operations.

If our competitors develop and market products that are more effective, safer or more convenient than our approved products, or obtain marketing approval before we obtain approval of future products, our commercial opportunity will be reduced or eliminated.

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Many biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological diseases, including MS and SCI.  For example, we are aware that BioMarin is developing a 3,4-diaminopyridine product that may compete with Ampyra.  In certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis. We are aware that at present compounded dalfampridine is used by some people with MS and it is possible that some people will want to continue to use compounded formulations even though Ampyra is commercially available. Several companies are engaged in developing products that include novel immune system approaches and cell transplant approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete in the future with Ampyra or our preclinical candidates.

Composition of matter patents on tizanidine, the active ingredient in Zanaflex Capsules and Zanaflex tablets, expired in 2002. As of January 1, 2011, there were  ten companies with generic versions of tizanidine hydrochloride tablets on the market. To the extent that we are not able to differentiate Zanaflex Capsules from Zanaflex tablets and generic tizanidine hydrochloride tablets and/or pharmacists improperly substitute generic tizanidine hydrochloride tablets when filling prescriptions for Zanaflex Capsules, we may be unable to convert additional sales of Zanaflex tablets and generic tizanidine hydrochloride tablets to Zanaflex Capsules and our ability to generate revenue from this product will be adversely affected. Although no other FDA-approved capsule formulation of tizanidine hydrochloride exists, another company could develop a capsule or other formulation of tizanidine hydrochloride that competes with Zanaflex Capsules. For example, Apotex advised us in August 2007 that it had submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking marketing approval for generic versions of Zanaflex Capsules (see Risk Factor, "If we cannot protect, maintain, and, if necessary, enforce our intellectual property", below). If a generic tizanidine hydrochloride capsule were approved and commercialized by another company, Zanaflex Capsules would face significant competition, which would likely cause significant declines in our revenue from this product. Should sales of Zanaflex Capsules materially decline due to generic competition, we might have to write off a portion of the intangible assets associated with Zanaflex Capsules and Zanaflex.

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

We may in the future seek to expand our products and capabilities by acquiring one or more companies or businesses or in-licensing one or more product candidates. Acquisitions and in-licenses involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	diverting our management’s attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

We cannot assure you that any acquisition or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. Any acquisition might distract resources from and otherwise negatively impact sales of Ampyra. We cannot assure you that we would be able to make the combination of our business with that of acquired businesses or companies or in-licensed product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product candidate may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our stock, which could dilute our current shareholders’ ownership interest, or securities convertible into our stock, which could dilute current shareholders’ ownership interest upon conversion.

We face an inherent risk of liability in the event that the use or misuse of our products results in personal injury or death.

If the use or misuse of Ampyra, Zanaflex Capsules, Zanaflex tablets or any other FDA-approved products we may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payers or others. The use of our product candidates in clinical trials could also expose us to product liability claims. We currently maintain a product liability insurance policy that includes coverage for our marketed products as well as for our clinical trials. The total insurance limit is $50 million per claim, and the aggregate amount of claims under the policy is also capped at $50 million. We also maintain separate marketed product liability coverage. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently have may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

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

We have an outstanding FDA commitment, inherited from Elan, to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex Capsules, was to be satisfied by February 2007.  We provided retrospective pediatric safety data to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals. The study was completed and the final report submitted to the FDA in April 2008. The FDA reviewed our report against the new standards set out in the 2007 FDA Amendments Act (FDAAA) and concluded that it did not satisfy the commitment. The FDA has informed us that a series of studies designed to further characterize the pharmacokinetics and demonstrate the efficacy and long-term safety of Zanaflex Capsules  in children are required to fulfill the pediatric commitment for Zanaflex Capsules.  We have initiated the first in a series of studies designed to fulfill our pediatric commitment.  These studies could be more extensive and more costly than our prior studies and could result in new data that are not consistent with the current safety and efficacy profile of the drug. We also may be subject to penalties for non-compliance with FDAAA, including a court-imposed injunction to conduct studies.

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

In addition, the research, manufacturing, distribution, sale and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, the Federal Trade Commission, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, as amended, the False Claims Act, as amended, and are affected by the privacy provisions of the Health Insurance Portability and Accountability Act and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended (VHCA). If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.  Under the VHCA, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Administration and the Department of Defense (DOD), the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid.  Recent legislative changes purport to require that discounted prices be offered for certain DOD purchases for its TRICARE program via a rebate system.   Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.  All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Many states have enacted laws governing the licensure of companies that distribute prescription drugs, although the scope of these laws varies, particularly where out-of-state distributors are concerned. In the past, we obtained licenses in all of the jurisdictions in which we believed we were required to be licensed. We were advised, however, that we needed to file license applications in certain additional jurisdictions and that some of our existing licenses needed to be amended.  We filed amendments to certain licenses and obtained additional licenses. However, there can be no assurance that one or more of these states will not take action under these licensure laws.

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

Many of the state requirements are new, and the manner in which they will be enforced going forward is uncertain.  In some cases, the penalties for failure to comply with these requirements are unclear. We are continually updating our formal compliance infrastructure and standard operating procedures to comply with such laws, but we cannot eliminate the risk created by these uncertainties. Unless we are in full compliance with these laws, we could face enforcement action, fines and other penalties, including government orders to stop selling drugs into a state until properly licensed, and could receive adverse publicity.

Our operations could be curtailed if we are unable to obtain any necessary additional financing on favorable terms or at all.

As of December 31, 2010, we had approximately $240.0 million in cash, cash equivalents and short-term investments. We have several product candidates in various stages of development, and all will require significant further investment to develop, test and obtain regulatory approval prior to commercialization. We may need to seek additional equity or debt financing or strategic collaborations to complete our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all. To the extent that we are able to raise additional capital through the sale of equity securities, the issuance of those securities would result in dilution to our stockholders. Holders of such new equity securities may also have rights, preference or privileges that are senior to yours. If additional capital is raised through the incurrence of indebtedness, we may become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. To the extent funding is raised through collaborations or intellectual property-based financings, we may be required to give up some or all of the rights and related intellectual property to one or more of our products, product candidates or preclinical programs. If we are unable to obtain sufficient financing on favorable terms when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs or devote less resources to marketing Zanaflex Capsules and Ampyra.

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

We currently maintain a general liability insurance policy that has a $1 million per claim limit and also caps aggregate claims at $2 million. In addition, we have an umbrella insurance policy that covers up to $9 million of liability in excess of the general liability policy's $2 million limit. This amount of insurance coverage may not be adequate to cover all liabilities or defense costs we might incur. In addition, the cost of compliance with environmental and health and safety regulations may be substantial.

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

We have invented, in-licensed or are the assignee of over 45 U.S. patents, over 115 foreign patents and over 255 patent applications pending worldwide for technologies we invented or in-licensed. The process of obtaining patents and trademarks can be time consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent or trademark may not issue, it may not issue in a timely manner, or it may not have sufficient scope or strength to protect the technology it was intended to protect or to provide us with any commercial advantage. We may never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because patent applications are confidential until they are published, and publications in the scientific or patent literature lag behind actual discoveries. The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not allowed or issued for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents or trademarks or the patents or trademarks of our licensors.

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

In November 2007, the defendants answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We denied those counterclaims.  Fact discovery in the case has been completed. On July 2, 2010, the U.S. District Court held a Markman hearing to determine the interpretation of certain terms in the Company’s Zanaflex Capsules patent that is at issue in this litigation.  The Court ruled favorably on a number of those terms, and the case is proceeding.  A trial date of April 25, 2011 has been set by the Court.  Although we intend to vigorously defend our intellectual property rights related to Zanaflex Capsules, there is no assurance that we will prevail or that the ANDA filed by Apotex will not be approved by the FDA. The resolution of this patent litigation could be lengthy and at substantial cost, even if resolved in our favor, and could absorb significant management time, all of which may materially and adversely affect our financial position and results of operations.  If Apotex is successful in challenging our patent, and if the FDA approves that ANDA, it could be permitted to sell a generic tizanidine hydrochloride capsule.

In addition, Apotex could begin selling a generic tizanidine hydrochlorride capsule product while the patent litigation is pending. Our filing of a timely lawsuit against Apotex in October 2007 triggered an automatic stay on FDA approval of the Apotex ANDA for 30 months.  That stay expired in March 2010.  Consequently, Apotex will be able to receive FDA approval of its ANDA if Apotex is able otherwise to satisfy FDA’s review requirements for ANDAs, at which time it could begin selling a generic tizanidine hydrochloride capsule in competition with Zanaflex Capsules and Zanaflex tablets even if our patent litigation remains pending.  If Apotex begins selling its product before it is successful in challenging the validity, infringement, or enforceability of our patent, Apotex would be selling at the risk of our ultimately prevailing on our patent infringement claims and its being held liable for damages for patent infringement.  However, other generic manufacturers have launched products at risk in comparable circumstances.

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

Third parties may claim that we or our licensors or suppliers are infringing their patents or are misappropriating their proprietary information. In the event of a successful claim against us or our licensors or suppliers for infringement of the patents or proprietary rights of others relating to any of our marketed products or product candidates, we may be required to:

•	pay substantial damages;

•	stop using our technologies;

•	withdraw a product from the market;

•	stop certain research and development efforts;

•	significantly delay product commercialization activities;

•	develop non-infringing products or methods, which may not be feasible; and

•	obtain one or more licenses from third parties.

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

We are dependent on licenses for intellectual property related to Ampyra, Zanaflex and all of our research and development programs. Our failure to meet any of our obligations under these license agreements could result in the loss of our rights to this intellectual property. If we lose our rights under any of these license agreements, we may be unable to commercialize a product that uses licensed intellectual property.

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

Prior to our initial public offering in February 2006, you could not buy or sell our common stock publicly. While our common stock is listed on the Nasdaq Global Market, an active public market for our common stock may not be sustained. You may not be able to sell your shares quickly or at the current market price if trading in our stock is not active. Our stock price could fluctuate significantly due to a number of factors, including:

•	achievement or rejection of regulatory approvals by us or our collaborators or by our competitors;

•	publicity regarding actual or potential clinical trial results or updates relating to products under development by us, our collaborators, or our competitors;

•	announcements of new corporate partnerships, alliances, financings or other transactions, or of technological innovations or new commercial products by our competitors or by us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	economic or other crises or other external factors;

•	conditions or trends in the pharmaceutical or biotechnology industries;

•	litigation and other developments relating to our patents or other proprietary rights or those of our collaborators or competitors;

•	governmental regulation and legislation in the U.S. and foreign countries;

•	changes in securities analysts' estimates of our performance or our failure to meet analysts' expectations;

•	sales of substantial amounts of our stock;

•	delay or failure in initiating, completing or analyzing pre-clinical trials or unsatisfactory design or result of these trials;

•	variations in product revenue and profitability;

•	variations in our anticipated or actual operating results; and

•	changes in healthcare reimbursement policies.

Many of these factors are beyond our control, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance. If our revenues in any particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our operating results to suffer. If our operating results in any future period fall below the expectations of securities analysts or investors, our stock price may fall by a significant amount.

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

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of February 17, 2011, we had outstanding 39,101,223 shares of voting common stock. Also, options to acquire 4,108,994 shares of common stock were outstanding as of February 17, 2011, exercisable at an average exercise price of $20.21 per share, and additional shares of common stock are authorized for issuance pursuant to options and other awards under our 2006 Employee Incentive Plan. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

As of December 31, 2010, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 40.1% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal executive offices are located in an approximately 52,785 square foot facility in Hawthorne, NY, which includes an expansion of 6,680 square feet of office space in February 2010. The current annual rent for this facility is approximately $1.1 million. We believe that our facility is currently adequate for our purposes; however, we expect we will need to rent additional space in the future based upon the possible growth of the company. The lease for this facility expires in December 2012.

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

In November 2007, the defendants answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We have denied those counterclaims.  In March 2008, Apotex filed a motion, which we opposed, for partial judgment on the pleadings dismissing the Company's request for relief on the ground that the case is "exceptional" under U.S.C. §§ 271(e)(4) or 285. The court ruled in our favor and denied Apotex' motion in December 2008. Fact discovery in the case has been completed. On July 2, 2010, the U.S. District Court held a Markman hearing to determine the interpretation of certain terms contained in the Company’s Zanaflex Capsules patent that is at issue in this litigation.  The Court ruled favorably on a number of those terms, and the case is proceeding.  A trial date of April 25, 2011 has been set by the Court.

Our filing of a timely lawsuit against Apotex in October 2007 triggered an automatic stay on FDA approval of the Apotex ANDA for 30 months.  That stay expired in March 2010.  Consequently, Apotex will be able to receive FDA approval of its ANDA, if Apotex is able otherwise to satisfy FDA’s review requirements for ANDAs, at which time it could begin selling a generic tizanidine hydrochloride capsule in competition with Zanaflex Capsules and Zanaflex tablets, even if our patent litigation remains pending.  If Apotex begins selling its product before it is successful in challenging the validity, infringement, or enforceability of our patent, Apotex would be selling at the risk of our ultimately prevailing on our patent infringement claims and its being held liable for damages for patent infringement.

Item 4.  (Removed and Reserved).

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

	High	Low
Fiscal Year Ended December 31, 2010
Fourth Quarter	$33.39	$24.99
Third Quarter	$37.29	$28.53
Second Quarter	$40.48	$30.66
First Quarter	$36.83	$25.05

	High	Low
Fiscal Year Ended December 31, 2009
Fourth Quarter	$26.00	$15.52
Third Quarter	$26.71	$21.12
Second Quarter	$28.62	$17.63
First Quarter	$29.27	$19.10

Registrar and Transfer Company is the transfer agent and registrar for our common stock. As of February 17, 2011, we had approximately 30 registered holders of record of our common stock.

Stock Price Performance Graph

The following graph compares the cumulative 47-month total return attained by stockholders on Acorda Therapeutics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on 2/10/2006 and its relative performance is tracked through 12/31/2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Acorda Therapeutics, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$700
$600
$500
$400
$300
$200
$100
$0
Acorda Therapeutics, Inc
NASDAQ Composite
NASDAQ Biotechnology

**$100 invested on 2/10/06 in stock or 1/31/06 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	2/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06

Acorda Therapeutics, Inc	100.00	92.26	77.68	72.92	57.29	62.05	47.62	43.45	136.16	264.73	288.10	235.71
NASDAQ Composite	100.00	98.68	101.69	101.20	95.19	95.06	91.92	95.98	99.35	104.39	107.44	107.13
NASDAQ Biotechnology	100.00	103.56	102.22	96.41	92.60	91.14	93.57	93.81	95.99	101.62	100.43	98.17

1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07	1/08	2/08	3/08

257.29	323.07	288.99	368.75	296.13	253.87	249.70	267.71	273.07	301.64	278.42	326.79	377.38	304.17	267.11
109.51	107.51	107.70	112.27	115.68	116.24	113.62	115.92	121.64	128.95	119.67	119.52	107.50	102.21	102.30
101.54	98.42	95.75	104.17	102.64	100.16	99.22	100.57	106.74	111.31	108.04	101.49	99.57	98.37	98.51

4/08	5/08	6/08	7/08	8/08	9/08	10/08	11/08	12/08	1/09	2/09	3/09	4/09	5/09	6/09

313.24	320.83	488.54	488.24	418.90	354.91	303.57	269.64	305.21	365.03	327.38	294.79	295.09	367.41	419.49
108.61	113.57	103.44	103.49	104.92	92.16	76.29	68.47	70.73	66.43	62.30	68.68	76.73	79.72	82.56
99.33	101.48	99.89	113.42	110.43	103.68	94.74	88.34	94.85	93.52	84.73	87.89	86.41	89.06	94.53

7/09	8/09	9/09	10/09	11/09	12/09	1/10	2/10	3/10	4/10	5/10	6/10	7/10	8/10	9/10

375.89	336.61	346.43	323.36	358.33	375.00	416.37	449.11	508.93	576.64	511.61	462.95	481.25	448.21	491.37
89.13	90.80	95.63	92.67	97.31	102.71	97.19	101.41	108.52	110.97	101.74	95.62	102.22	96.29	107.85
102.58	101.22	104.04	95.25	101.59	104.84	107.50	109.81	114.19	111.71	100.54	97.26	101.34	98.95	107.59

10/10	11/10	12/10

402.38	393.12	405.65
114.10	113.62	120.74
111.46	107.69	113.02

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

Issuer Purchases of Equity Securities

This table provides information about our purchases of shares of Acorda stock during the three-month period ended December 31, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2010	-	-	-	-
November 1-30, 2010	-	-	-	-
December 1-31, 2010	12,420	$26.47	-	-
Total	12,420	$26.47	-	-

(1)	Share repurchases reported in this column consist of shares tendered by employees in December 2010 to cover taxes relating to the vesting of restricted stock awards.

Item 6.  Selected Financial Data.

The following unaudited selected consolidated financial data for each of the five years in the period ended December 31, 2010 are derived from our audited consolidated financial statements. These data should be read in conjunction with our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Gross product sales	$196,453	$58,267	$53,398	$43,586	$26,548
Less: discounts and allowances	(14,909)	(8,308)	(5,670)	(4,160)	396
Net sales	181,544	49,959	47,728	39,426	26,944
License revenue	9,461	4,714	—	—	—
Grant revenue	—	—	99	60	407
Total net revenue	191,005	54,673	47,827	39,486	27,351
Costs and expenses:
Cost of Sales	35,518	11,059	11,355	8,356	7,123
Research and development	30,600	34,611	36,604	22,410	12,055
Selling, general and administrative	133,317	90,260	73,307	48,168	31,640
Total operating expenses	199,435	135,930	121,266	78,934	50,818
Operating loss	(8,430)	(81,257)	(73,439)	(39,448)	(23,467)
Other income (expense):
Interest and amortization of debt discount expense	(3,923)	(4,415)	(5,591)	(2,664)	(2,553)
Interest income	575	1,750	4,682	4,087	1,471
Other income (expense)	8	(18)	8	51	76
Total other income (expense)	(3,340)	(2,683)	(901)	1,474	(1,006)
Cumulative effect of change in accounting principle(1)	—	—	—	—	454
Net loss	(11,770)	(83,940)	(74,340)	(37,974)	(24,019)
Beneficial conversion feature, accretion of issuance costs, preferred dividends, and fair value of warrants issued to convertible preferred stockholders	—	—	—	—	(36,008)
Net loss	$(11,770)	$(83,940)	$(74,340)	$(37,974)	$(60,027)
Net loss per share —basic & diluted	$(0.31)	$(2.22)	$(2.19)	$(1.45)	$(3.27)
Weighted average shares of common stock outstanding used in computing net loss per share —basic & diluted	38,355	37,735	33,939	26,237	18,346

(1)
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

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,641	$47,314	$29,613	$16,810	$18,101
Short term investments	205,389	224,778	216,435	78,310	35,656
Working capital	216,919	220,380	207,445	71,770	33,324
Total assets	342,101	319,471	281,501	127,306	84,368
Deferred product revenue—Zanaflex tablets	9,526	9,215	7,867	7,914	9,117
Deferred product revenue—Zanaflex Capsules	21,770	21,489	16,436	13,924	11,324
Current portion of notes payable	—	—	—	188	1,044
Non-current portion of notes payable	—	—	—	—	187
Current portion of deferred license revenue	9,429	9,429	—	—	—
Non-current portion of deferred license revenue	86,429	95,857	—	—	—
Current portion of revenue interest liability—PRF transaction	1,297	6,179	6,181	1,785	3,392
Put/call option liability—PRF transaction	391	638	338	463	350
Non-current portion of revenue interest liability—PRF transaction	3,586	5,631	12,498	17,444	19,744
Long term convertible notes payable	6,186	7,112	6,905	6,703	6,508
Total stockholders’ equity	151,261	137,333	207,157	63,433	18,669

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Background

Since we commenced operations in 1995, we have devoted substantially all of our resources to the identification, development and commercialization of novel therapies that improve neurological function in people with MS and other neurological disorders. Ampyra, the first product for which we completed clinical development, was approved by the FDA in January 2010 for the improvement of walking in people with MS. This was demonstrated by an increase in walking speed. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the U.S. in March 2010.  Net revenue of Ampyra was $133.1 million for the year ended December 31, 2010.

Our other marketed drug, Zanaflex Capsules, which we began marketing in 2005, is FDA-approved as a short-acting drug for the management of spasticity. Combined net revenue of Zanaflex Capsules and Zanaflex tablets, which we also sell, were $48.5 and $50.0 million in the years ended December 31, 2010 and 2009 respectively.  We expect that our gross sales of Zanaflex Capsules will continue to decline, principally due to increasing managed care pressure, among other factors.  Managed care organizations have increasingly established plans and programs to drive utilization of low-cost generic tizanidine hydrochloride tablets over higher-cost Zanaflex Capsules by making it more difficult for patients to obtain Zanaflex Capsules through restrictions and higher out-of-pocket (copay) costs. There was a 15% price increase on Zanaflex Capsules effective February 1, 2010 and a 9% price increase on Zanaflex Capsules and tablets effective November 1, 2010.

Ampyra is being marketed in the U.S. through our own specialty sales force and commercial infrastructure, which is also responsible for sales and marketing of Zanaflex Capsules. We completed the expansion of our sales force in March 2010 and currently have approximately 100 sales representatives in the field calling on a priority target list of approximately 10,000 physicians.  We also have established teams of Regional Scientific Managers and Managed Markets representatives who provide information on Ampyra to physicians and payors.  As of December 31, 2010, approximately 7,000 healthcare professionals had written at least one prescription for Ampyra.

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail and Kaiser Permanente (Kaiser), and is supported by Ampyra Patient Support Services (APSS), a dedicated resource for healthcare providers and people with MS.  This distribution process is well established within the MS community, and physicians and patients are familiar with this model.  Prior to the launch of Ampyra, we contracted with a third party organization with extensive experience in coordinating patient benefits to run APSS.  The customer care agents at Ampyra Patient Support Services are responsible for helping healthcare professionals process prescriptions, working with insurance carriers to facilitate coverage, and directing patients to available copay and patient assistance programs.  The process begins when a prescription is submitted by a physician to APSS.  Once this process is completed, the prescription is sent to a specialty pharmacy, which confirms the benefits and mails the prescription directly to the patient. In some cases, the specialty pharmacy rather than APSS performs the benefits investigation or receives a submitted prescription directly.

A prescription request backlog was experienced at APSS early in the launch due to pent-up demand, and we worked to have APSS implement process improvements and staffing adjustments to address the backlog.  The backlog continued to be filled during the quarter ended June 30, 2010, and it was eliminated by the end of that quarter. Third quarter 2010 sales were significantly impacted by the large backlog of prescription requests that were submitted earlier in the year and were not all filled until the third quarter. This backlog was eliminated in the third quarter. Processing of most incoming requests for prescriptions by APSS now begins within 24 hours of receipt. Patients will still experience a range of times to receive their first shipment based on their insurance requirements. As with any new prescription product, patients who are members of benefit plans that have restrictive prior authorizations may experience delays in receiving their prescription.

As of December 31, 2010, approximately 40,000 people with MS had filled a prescription for Ampyra, representing approximately 10% of all MS patients in the U.S.  As of December 31, 2010, the rate of first refill was approximately 75%.  Approximately 85% to 90% of total prescriptions written through December 31, 2010, were for a one month supply, with most of the balance being for three months. As of December 31, 2010, approximately 10% of shipped product is for no-cost use by patients enrolled in the Ampyra patient assistance program.

Our managed markets representatives continue to meet with payors to provide information on Ampyra and discuss patient access. As of December 31, 2010, approximately 75% of commercially-insured individuals had no or limited prior authorizations (PAs) for Ampyra. We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  As of December 31, 2010, approximately 20% of commercially-insured individuals were subject to more restrictive PAs, which may include requirements for multiple timed walk tests and/or EDSS (Expanded Disability Status Scale) score requirements to initiate therapy, and/or objective measures of ambulation improvement to reauthorize Ampyra therapy.  We estimate that, as of December 31, 2010, approximately 5% of commercially-insured individuals were blocked from receiving reimbursement for Ampyra.  Access figures were calculated based on the number of pharmacy lives reported by commercial healthcare plans.

As of December 31, 2010, inventory levels at the specialty pharmacy providers that distribute Ampyra (excluding Kaiser) were approximately two weeks.  The specialty pharmacy providers and Kaiser are contractually obligated to hold no more than 30 days of inventory.

The FDA granted Ampyra orphan drug status, which  provides seven years of market exclusivity for the drug. In addition, we have issued patents that cover the formulation and use of Ampyra. We filed for patent term extension for Ampyra pursuant to the provisions of the Hatch-Waxman Act that allows for up to five additional years of patent protection based on the development timeline of a drug. Although we have applied to extend both Ampyra patents listed in the FDA Orange Book, we will ultimately need to select only one patent for extension, if each is granted. In 2010, we received non-final rejection letters from the U.S. Patent and Trademark Office (USPTO) on two patent applications for Ampyra filed in late 2004 and early 2005. In November 2010, we timely responded to the letter regarding the 2005 application. We have until March17, 2011 to respond to the letter regarding the 2004 application, and we expect to file a timely response.

In November 2010, the European Patent Office (EPO) posted a Communication of Intention to Grant a Patent for a patent application we submitted with “composition for use” and other use claims directed to sustained release aminopyridine compositions for, among other things, increased walking speed, improving lower extremity muscle strength, or improving lower extremity muscle tone, in patients with MS.  The grant fee for this application is due in March 2011, and we expect to timely file this fee.  A corresponding patent is currently under review by the USPTO.  The USPTO operates independently of the EPO, and the EPO’s decision should not be taken to indicate the outcome for the U.S. patent.

In June 2009, we entered into the Collaboration Agreement with Biogen Idec. In January 2010, Biogen Idec announced that it submitted a centralized Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and a New Drug Submission (NDS) to Health Canada for Ampyra, which is known outside the U.S. as fampridine. In January 2011 the EMA’s Committee for Medicinal Products for Human Use (CHMP) decided against approval.  Biogen Idec has filed an appeal to request a re-examination of the decision by the CHMP.  Biogen Idec received a Notice of Deficiency from Health Canada regarding its application for approval of Fampyra in Canada, to which it intends to respond.  Health Canada will have approximately a year to reply to that response.

We have three research and development programs focused on novel approaches to repair damaged components of the CNS. We believe all of our research and development programs—neuregulins, remyelinating antibodies and chondroitinase—have broad applicability and have the potential to be first-in-class therapies. While these programs have initially been focused on MS and spinal cord injury (SCI), we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that these programs may have applicability beyond the nervous system, including in such fields as cardiology, oncology, orthopedics and ophthalmology.

In March 2010, we filed an Investigational New Drug (IND) application for Glial Growth Factor 2 (GGF2), the lead product candidate for our neuregulins program, as a therapy for heart failure, and in April 2010 the IND became effective. In December 2010, the first patient was enrolled in the first clinical trial of GGF2. Acorda is collaborating with the Vanderbilt University Heart and Vascular Institute to conduct this Phase 1 single-dose trial in patients with heart failure. If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product either by entering into a partnership, most likely with a cardiovascular-focused company, or developing it on our own. We and Vanderbilt University received a $1 million Cardiac Translational Research Implementation Program (C-TRIP) grant from the National Heart, Lung and Blood Institute (NHLBI) to support research on GGF2 separate from the Phase 1 clinical trial. If these studies are successful, Acorda and Vanderbilt will be eligible to apply for a second phase C-TRIP grant of at least $7.5 million.

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

We have had significant operating losses since inception as a result of our focus on clinical and research and development activities and our goal of building an internal sales, managed markets and marketing organization in the U.S. We may incur losses for the next several years as we continue to support an expanded sales and marketing organization and other activities in connection with the commercialization of Ampyra and the advancement of our clinical and preclinical development programs. We currently expect Ampyra 2011 full year net revenue to increase to $205-$230 million. Selling, general and administrative (SG&A) expenses for the full year 2011 are currently expected to be $130-$140 million excluding share based compensation charges. SG&A will be primarily driven by commercial and administrative costs related to Ampyra. Research and development (R&D) expenses for the full year 2011 are currently expected to be $40-$45 million excluding share based compensation charges. R&D expenses in 2011 include post-marketing studies for Ampyra and continuing development expenses for our pipeline products, including Phase 1 clinical trials for GGF2.  The projected amounts of SG&A and R&D for the full year 2011 in this paragraph and elsewhere in this report are non-GAAP financial measures.  Non-GAAP financial measures are financial measures that exclude amounts, or which are subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated in accordance with generally accepted accounting principles, or GAAP.  Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP.  However, we believe the presentation of these non-GAAP financial measures provides useful information to investors because they exclude non-cash charges that are substantially dependent on future changes in the market price of our common stock.  Therefore, we believe that the use of these non-GAAP financial measures provides investors with a meaningful understanding of our projected operating performance.  We have not provided corresponding forward-looking GAAP financial measures.  Such forward-looking GAAP measures are not accessible to us because, among other reasons, we cannot predict the future market prices of our common stock.

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

In August 2007, the Company received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an ANDA to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In October 2007, the Company filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, Apotex) for patent infringement in relation to the filing of the ANDA by Apotex. The defendants answered the Company’s complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. The Company denied those counterclaims.  In March 2008, Apotex filed a motion, which the Company opposed, for partial judgment on the pleadings dismissing the Company’s request for relief on the ground that the case is “exceptional” under U.S.C. §§ 271(e)(4) or 285. The court ruled in the Company’s favor and denied Apotex’s motion in December 2008. Fact discovery in the case has been completed. On July 2, 2010, the U.S. District Court held a Markman hearing to determine the interpretation of certain terms in the Company’s Zanaflex Capsules patent that is at issue in this litigation. The Court ruled favorably on a number of those terms, and the case is proceeding.  A trial date of April 25, 2011 has been set by the Court.

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

The Company accrues for amounts related to loss contingencies if it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2010, there have been no accruals for loss contingencies aside from payments related to the litigation itself.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenue

Total net revenues are summarized in the following table:

	Year ended December 31, 2010	Year ended December 31, 2009
Gross product sales
Ampyra	$141,389,196	$—
Zanaflex	55,063,901	58,267,284
Total gross product sales	196,453,097	58,267,284

Discounts and allowances
Ampyra	(8,338,618)	—
Zanaflex	(6,569,979)	(8,307,936)
Total discounts and allowances	(14,908,597)	(8,307,936)

License and royalty revenue
Ampyra	9,460,740	4,714,287
Zanaflex	—	—
Total license revenue	9,460,740	4,714,287

Total net revenue	$191,005,240	$54,673,635

We currently expect Ampyra 2011 full year net revenue to increase to $205-$230 million.

Gross Product Sales

Ampyra

We recognize product sales of Ampyra following shipment of product to a network of specialty pharmacy providers and Kaiser.  We recognized gross revenue from the sale of Ampyra of $141.4 million for the year ended December 31, 2010.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $55.1 million for the year ended December 31, 2010, as compared to $58.3 million for the year ended December 31, 2009. The decrease was due to a decrease in both shipments and prescriptions due to increasing managed care pressure, among other factors, partially offset by a 15% price increase for Zanaflex Capsules effective February 1, 2010 and a 9% price increase for Zanaflex Capsules and tablets effective November 1, 2010.  Sales of Zanaflex Capsules may decline in 2011.

Discounts and Allowances

Ampyra

We recorded discounts and allowances of $8.3 million for the year ended December 31, 2010 which consists of allowances for customer credits, including estimated rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers and Kaiser.  Discounts and allowances consisted of $3.0 million for copay mitigation allowances, $2.6 million for cash discounts and allowances, $2.1 million for Government chargebacks and rebate allowances, $353,000 for product returns allowances, and $333,000 for managed care contract rebate allowances.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future and start to incur costs in 2011 related to new Healthcare Reform Medicare rebates described under the “Healthcare Reform” header below.

Zanaflex

We recorded discounts and allowances of $6.6 million for the year ended December 31, 2010 as compared to $8.3 million the year ended December 31, 2009. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances for the year ended December 31, 2010 consisted of $2.8 million in allowances for Government chargebacks and rebates, $2.5 million in fees for services payable to wholesalers, and $1.2 million in cash discounts and allowances. Discounts and allowances for the year ended December 31, 2009 consisted of $3.9 million in allowances for Government chargebacks and rebates, $2.9 million in fees for services payable to wholesalers and $1.6 million in cash discounts and allowances.

Healthcare Reform

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that will affect our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. The 2010 changes did not have a material impact on our discounts and allowances.

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  At this time, although we have estimated a range of potential impact, we may not be able to accurately quantify what the potential impact will be for us.

Also, beginning in 2011, we will be assessed our share of a new fee (which will not be deductible for tax purposes) payable by all branded prescription drug manufacturers and importers. This fee will be based on each drug manufacturers’ 2009 market share for certain drugs.  We do not expect this fee to have a material impact on our financial statements in 2011.

License and Royalty Revenue

The Company recognized $9.4 million in license and royalty revenue related to the $110.0 million received from Biogen Idec in July 2009 for the year ended December 31, 2010 as compared to $4.7 million for the year ended December 31, 2009.  The increase is due to recognition of a full year of revenue in 2010 versus a half year of recognition in 2009.

On January 21, 2011 Biogen Idec announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) decided against approval of fampridine to improve walking ability in adult patients with multiple sclerosis.  Biogen Idec has appealed this opinion and requested a re-examination of the decision by the CHMP.  We are currently evaluating the impact on the period for the amortization of the deferred collaboration revenue and cost of license revenue, but it is likely to increase the amortization period and therefore decrease the amount of revenue recognized per period in the future.

Cost of Sales

Ampyra

We recorded cost of sales of $26.1 million for the year ended December 31, 2010. Cost of sales for the year ended December 31, 2010 consisted primarily of $22.2 million in inventory costs related to recognized revenues.  Our launch stock inventory was received in bulk form prior to regulatory approval; therefore, the manufacturing cost associated with this material was classified as research and development expense as there was no alternative future use prior to regulatory approval. This expensed bulk form material represented approximately 8% of the total cost basis of our launch stock inventory.  The remaining packaged portion of the inventory cost was incurred after regulatory approval and thus capitalized.  This reduction to our cost basis effectively reduced our cost of sales related to recognized revenues by approximately $1.3 million for the year ended December 31, 2010.  Our reduced cost basis inventory was sold during the year ended December 31, 2010 and as of this date we are not carrying any launch inventory on our balance sheet with a reduced costs basis.

Cost of sales for the year ended December 31, 2010 also consisted of $2.8 million in royalty fees based on net sales, $789,000 in amortization of intangible assets, and $261,000 in period costs related to packaging, freight and stability testing.

Zanaflex

We recorded cost of sales of $9.5 million for the year ended December 31, 2010 as compared to $11.1 million for the year ended December 31, 2009. Cost of sales for the year ended December 31, 2010 consisted of $4.7 million in inventory costs primarily related to recognized revenues, $3.3 million in royalty fees based on net product shipments, $1.3 million in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $164,000 in period costs related to freight and stability testing. Cost of sales for the year ended December 31, 2009 consisted of $5.8 million in inventory costs primarily related to recognized revenues, $3.8 million in royalty fees based on net product shipments, $1.3 million in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $176,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to the PRF transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Research and Development

Research and development expenses for the year ended December 31, 2010 were $30.6 million as compared to $34.6 million for the year ended December 31, 2009, a decrease of approximately $4.0 million, or 12%. The decrease was primarily attributable to a decrease in regulatory expenses of $4.8 million which were incurred in 2009 related to NDA preparation and support for Ampyra.  The decrease was also related to a reduction in expenses allocated to research and development of $1.4 million for Ampyra manufacturing and stability work that was classified as research and development for the year ended December 31, 2009 as it was incurred prior to FDA approval of the drug. Further, the decrease resulted from a decrease of $2.2 million and $690,000 in preclinical work on two of our pipeline products remyelinating antibodies rHIgM22 and GGF2, respectively.  We initialized work with a contract manufacturer in 2009 on rHIgM22   to scale up manufacturing and purification processes under current good manufacturing practices, or cGMP, in preparation for a future IND application.  These manufacturing processes have been completed and we are now working on formal preclinical safety and toxicity studies.  In 2008, we began work with a contract manufacturer to develop production and purification methods for manufacturing GGF2 under cGMP.  The bulk of this work was completed in 2009 culminating in our submission of an IND application in March 2010.

The overall decrease in research and development expense was also partially offset by an increase in overall research and development staff and compensation of $2.0 million to support various pipeline initiatives as well as three milestone payments, totaling $1.2 million, paid during the year ended December 31, 2010 which were related to the filing of the IND for GGF2. Two milestone payments were for $500,000 each payable to Paion AG (formerly CeNeS) and one was for $150,000 payable to Brigham and Women’s Hospital.  The decrease in research and development expense was partially offset by an increase of $930,000 for clinical costs associated with the close-out of our MS extension study sites and overall increase in clinical staff and compensation to support the movement of one of our preclinical pipeline product candidates into the clinic, as well as an increase of $203,000 for the start-up of a Phase I GGF2 clinical trial.  The decrease in research and development expense was further offset by an increase of $783,000 related to the start-up of a clinical trial and manufacturing and stability work for post-marketing studies of Ampyra.

Research and development (R&D) expenses for the full year 2011 are currently expected to be $40-$45 million excluding share based compensation charges. R&D expenses in 2011 include post-marketing studies for Ampyra and continuing development expenses for our pipeline products, including Phase 1 clinical trials for GGF2.

Selling, General and Administrative

Sales and marketing expenses for the year ended December 31, 2010 were $87.8 million compared to $58.0 million for the year ended December 31, 2009, an increase of approximately $29.8 million, or 51%. This increase was primarily attributable to an increase in staff and compensation of $20.7 million resulting from the expansion of our field sales staff and the overall commercial department in order to support the launch of Ampyra as well as an increase of $9.1 million in marketing, trade and distribution expenses, managed markets, and various launch activities associated with Ampyra.

General and administrative expenses for the year ended December 31, 2010 were $45.5 million compared to $32.2 million for the year ended December 31, 2009, an increase of approximately $12.9 million, or 40%. The increase was the result of an increase in general and administrative staff and compensation and other expenses of $5.3 million related to supporting the overall growth of the organization, an increase in medical affairs expenses including educational programs of $4.2 million, and an increase in costs related to Ampyra post-approval regulatory, safety and technical operations support expenses of $3.4 million.

Selling, general and administrative (SG&A) expenses for the full year 2011 are currently expected to be $130-$140 million excluding share based compensation charges. SG&A will be primarily driven by commercial and administrative costs related to Ampyra.

Other Expense

Other expense was $3.3 million for the year ended December 31, 2010 compared to $2.7 million for the year ended December 31, 2009, an increase of approximately $600,000, or 22%. The increase was primarily due to a decrease in interest income of $1.1 million resulting from a lower average interest rate and lower cash balances for the same period in 2009. The decrease in interest income was partially offset by a $492,000 decrease in interest expense principally related to the PRF revenue interest agreement.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Gross Product Sales

We recognize product sales of Zanaflex Capsules and Zanaflex tablets sales using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported.  We recognized gross sales from the sale of Zanaflex Capsules and Zanaflex tablets of $58.3 million for the year ended December 31, 2009, as compared to $53.4 million for the year ended December 31, 2008, an increase of approximately $4.9 million, or 9%. The increase was due to a 10% price increase effective January 1, 2009, offset by a slight downward trend in dollarized prescriptions for Zanaflex Capsules observed beginning in the second quarter of 2009.

Discounts and Allowances

We recorded discounts and allowances with respect to Zanaflex Capsules and Zanaflex tablets of $8.3 million for the year ended December 31, 2009 as compared to a $5.7 million for the year ended December 31, 2008, an increase of approximately $2.6 million or 47%. Discounts and allowances are recorded when Zanaflex Capsules and Zanaflex tablets are shipped to wholesalers. Discounts and allowances for the year ended December 31, 2009 consisted of $3.9 million in allowances for Government chargebacks and rebates which included a rebate reserve of $1.1 million related to the U.S. military’s Tricare program, of which $481,000 is related to 2009 and an adjustment of $639,000 is related to 2008. These rebates and adjustments resulted from a DOD regulation finalized during the three-month period ended March 31, 2009 which purports to require manufacturers to pay rebates to the DOD on utilization distributed to Tricare beneficiaries through retail pharmacies retroactive to January 28, 2008. The application of the regulation is currently being challenged in court by a coalition representing a number of manufacturers. We have not made any retroactive payments to the DOD to date.

Discounts and allowances for the year ended December 31, 2009 also included $2.9 million in fees for services payable to wholesalers and $1.6 million in cash discounts and allowances. Discounts and allowances for the year ended December 31, 2008 consisted of $2.3 million in fees for services payable to wholesalers, $1.9 million in allowances for Government chargebacks and rebates, and $1.5 million in cash discounts and allowances.

License Revenue

The Company recognized $4.7 million in license revenue related to the $110.0 million received from Biogen Idec in July 2009 for the year ended December 31, 2009.

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

These decreases were offset by an increase in preclinical research and development expense of $3.6 million or 38% to $13.0 million primarily related to work on two of our preclinical pipeline products, GGF2 (neuregulins) and remyelinating antibodies, including an increase in staff and compensation to support these initiatives. This overall increase in expense was primarily associated with animal toxicology expenses and the development of larger scale manufacturing and purification processes for GGF2, under cGMP, in preparation for a potential future IND application to support human clinical trials. The overall decrease in research and development expense was also offset by an increase in clinical and regulatory staff and compensation of $2.8 million or 40% to $9.7 million to support the overall growth of the organization and an increase in manufacturing and stability fees for Ampyra of $548,000, or 26% to $2.7 million. Research and development expenses are expected to increase in 2010 over 2009 due to the continued development of the Company’s pre-clinical programs, including expected initiation of a GGF2 Phase 1 study, and implementation of our post-marketing study commitments for Ampyra.

Selling, General and Administrative

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

General and administrative expenses for the year ended December 31, 2009 were $32.0 million compared to $24.2 million for the year ended December 31, 2008, an increase of approximately $7.8 million, or 32%. This increase was the result of an increase in staff and compensation and other expenses related to supporting the growth of the overall organization and our medical affairs program of $5.7 million, an increase in costs associated with medical affairs research and educational programs of $1.2 million, an increase in business development expenses of $600,000 related to our collaboration and licensing agreement efforts, and an increase in legal fees of approximately $200,000.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception and, as of December 31, 2010, we had an accumulated deficit of approximately $440.1 million. We have financed our operations primarily through private placements of our securities, public offerings of our common stock, our Collaboration and Licensing Agreement, sales of Zanaflex Capsules and Ampyra, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.
Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.   As of December 31, 2010, $5.0 million of these promissory notes plus $2.3 million of accrued interest was outstanding. The first of seven annual payments on this note was due and was paid on the one year anniversary after Ampyra approval on January 22, 2011.

In January 2005, we entered into a $6.0 million senior secured term loan which was repaid during the three-month period ended March 31, 2008.

On December 23, 2005, we entered into a revenue interest assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interest assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and an additional $5.0 million in February 2007 since our net revenues during the fiscal year 2006 exceeded $25.0 million. Under the terms of the amendment, we were required to pay PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010.  These payments were made.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of December 31, 2010, referred to as the revenue interest liability, of approximately $4.9 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of $391,000 as of December 31, 2010 related to the put/call option to reflect its current estimated fair value. This liability is revalued on a semi-annual basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

Investment Activities

At December 31, 2010, cash and cash equivalents and short-term investments were approximately $240.0 million, as compared to $272.0 million at December 31, 2009. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of December 31, 2010, our cash and cash equivalents were $34.6 million, as compared to $47.3 million as of December 31, 2009. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $205.4 million as of December 31, 2010, as compared to $224.8 million as of December 31, 2009.

Net Cash Provided by/(Used in) Operations

Net cash used in operations was $19.2 million and $38.6 million for year ended December 31, 2010 and 2009, respectively. Cash used in operations for the year ended December 31, 2010 was primarily attributable to an increase in inventory held by the Company of $31.7 million due to the purchase of Ampyra launch stock and additional Ampyra inventory to meet demand which was launched in 2010, an increase in accounts receivable of $16.5 million resulting from an increase in gross product sales for Ampyra which was launched in 2010, a net loss of $11.8 million, and a decrease in the non-current portion of deferred license revenue of $9.4 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009.  Cash used in operations for the year ended December 31, 2010 also included a net increase of $23.5 million due to changes in other working capital items.  Cash used in operations was partially offset by a non-cash share-based compensation expense of $17.8 million, amortization of net premiums and discounts on short-term investments of $4.5 million, and depreciation and amortization of $4.0 million.

Cash provided by operations for the year ended December 31, 2009 was primarily attributable to an increase in deferred license revenue of $105.3 million, a non-cash share-based compensation expense of $12.3 million, amortization of the discount on short-term investments of $4.9 million, depreciation and amortization of $2.8 million, and a loss on our put/call liability related to the Zanaflex revenue interest liability of $300,000.  Cash provided by operations for the year ended December 31, 2009 also included a net increase of $3.7 million due to changes in other working capital items. Cash provided by operations for the year ended December 31, 2009 was partially offset by a net loss of $83.9 million and an increase in non current portion of deferred cost of license revenue of $6.7 million.

Net Cash Provided by Investing

Net cash provided by investing activities for the year ended December 31, 2010 was $5.4 million, primarily due to $325.8 million in proceeds from maturities and sales of short-term investments partially offset by $311.0 million in purchases of short-term investments, purchases of intangible assets of $7.0 million, and purchases of property and equipment of $2.4 million.

Net Cash Provided by Financing

Net cash provided by financing activities for the year ended December 31, 2010 was $1.2 million, primarily due to $8.4 million in net proceeds from the issuance of common stock and exercise of stock options partially offset by $6.8 million in repayments to PRF and $0.3 million of purchases of treasury stock.

Future Capital Needs

We currently expect Ampyra 2011 full year net revenue to increase to $205-$230 million. Selling, general and administrative (SG&A) expenses for the full year 2011 are currently expected to be $130-$140 million excluding share based compensation charges. SG&A will be primarily driven by commercial and administrative costs related to Ampyra. Research and development (R&D) expenses for the full year 2011 are currently expected to be $40-$45 million excluding share based compensation charges. R&D expenses in 2011 include post-marketing studies for Ampyra and continuing development expenses for our pipeline products, including Phase 1 clinical trials for GGF2.

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Ampyra and Zanaflex Capsules, the continued progress of our research and development activities, the timing and outcome of regulatory approvals, the amount and timing of milestone or other payments made under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights and acquisition or in-licensing of new products or compounds and development costs relating to those new products or compounds.  We may continue to incur losses from operations as we continue to support our sales and marketing infrastructure for the commercialization of Ampyra and Zanaflex Capsules, increase our efforts to support the sales of Ampyra, and continue our clinical development and advance our preclinical programs.

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

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. Our major outstanding contractual obligations are for payments related to our convertible notes, our facility leases and our commitments to purchase inventory.  The following table summarizes our minimum significant contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period (1)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible note payable(2)	$6,865	$1,144	$3,433	$2,288
Operating leases	2,298	1,149	1,149	—
Inventory purchase commitments(3)	23,083	23,083	—	—
Total	$32,246	$25,376	$4,582	$2,288

(1)	Excludes PRF principal and interest payments, due to uncertainty as to the amount and timing of such payments.

(2)	Represents annual payments of principal and interest to be made on the convertible note payable to Saints Capital starting on January 22, 2011 (the first anniversary of Ampyra FDA approval).

(3)
Represents Zanaflex and Ampyra inventory commitments. The Ampyra inventory commitment is an estimate as the price paid for Ampyra inventory is based on a percentage of the net product sales during the quarter Elan ships inventory to us.  Under our supply agreement with Elan, we provide Elan with monthly written 18-month forecasts, and with annual written five-year forecasts for our supply requirements of Ampyra and two-year forecasts for our supply requirements of Zanaflex Capsules. In each of the five months for Zanaflex and three months for Ampyra following the submission of our written 18-month forecast we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less.  We have agreed to purchase at least 75% of our annual requirements of Ampyra from Elan, unless Elan is unable or unwilling to meet its requirements, for a percentage of net product sales and the quantity of product shipped by Elan to us.

Under certain license agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain license agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $32.1 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2010, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

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

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies identifies the accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the notes to the consolidated financial statements included in this document. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail and Kaiser Permanente (Kaiser). We recognize revenue by applying the guidance in Staff Accounting Bulletin (SAB) 104 which requires that we do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of Ampyra following shipment of product to a network of specialty pharmacy providers and Kaiser. As of December 31, 2010, inventory levels at specialty pharmacy providers that distribute Ampyra (does not include Kaiser) represented approximately two weeks of their anticipated usage. The specialty pharmacy providers and Kaiser are contractually obligated to hold no more than 30 days of inventory.

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

Based on our specialty distribution model where we sell to only 12 specialty pharmacy providers and Kaiser, the data we receive from these distributors, and returns experience of other specialty products with similar selling models, we have been able to make a reasonable estimate for product returns. At December 31, 2010, inventory levels at the specialty pharmacy providers (this does not include Kaiser) represented approximately two weeks of their anticipated usage. The specialty pharmacy providers and Kaiser have contractually agreed to hold no more than 30 days of inventory.  We will accept returns of Ampyra for two months prior to and six months after its expiration date.  We will provide a credit to customers with whom we have a direct relationship. Once our product is prescribed, it cannot be returned. We do not exchange product from inventory for the returned product.

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

In addition to the prescription data we purchase, we also receive data that we use to monitor trends in sales from wholesalers to their customers. We receive this data from an outside vendor on a monthly basis. This data includes the number of bottles shipped from certain wholesalers to their customers. We also compare our shipments to wholesalers to prescription reports to further assess inventory in the distribution channel on a monthly basis. We use the wholesaler sales trend data and the wholesaler vs. prescription comparison to better understand market conditions, but not as a basis for recognizing revenue.  We have not made any shipments as a result of incentives to our wholesalers and our policy is not to ship in excess of our wholesalers’ inventory levels maintained in the ordinary course of business.

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

We accept returns of Zanaflex Capsules and Zanaflex tablets for six months prior to and twelve months after their expiration date.  We provide a credit to customers with whom we have a direct relationship or a cash payment to those with whom we do not have a direct relationship. We do not exchange product from inventory for the returned product. Returns of products sold by us are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.  In addition, we record a charge to cost of goods sold for the cost basis of the estimated product returns we believe may ultimately be realized at the time of product shipment to wholesalers. We recognize this charge at the date of shipment since it is probable that we will receive a level of returned products; upon the return of such product we will be unable to resell the product considering its expiration dating; and, we can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company’s estimated returns.  The charge to cost of goods sold amounted to $386,000 and $780,000 for the years ended December 31, 2010 and 2009 respectively. A 10% change in this expense estimate would have had an approximate $39,000 and $78,000 effect on the Company’s cost of sales for the years ended December 31, 2010 and 2009, respectively.

Discounts and Allowances

Ampyra

Reserves for Ampyra with respect to customer credits, including estimated rebates, discounts and returns, have been established. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers and Kaiser and the appropriate reserves are credited.  These allowances are established by management as its best estimate of historical experience and data points available and are adjusted to reflect known changes in the factors that impact such reserves. Allowances for customer credits, rebates, and discounts are established based on contractual terms with customers and analyses of historical usage of these items.  The nature of the Company’s allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts are as follows:

Government Chargebacks and Rebates: The Company contracts with Medicaid and other government agencies such as the Federal Supply Schedule which commits us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for chargebacks and rebates. We monitor the sales trends and adjust the chargebacks and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. The Company’s chargebacks and rebate accruals were $1.0 million at December 31, 2010.  A 10% change in the Company’s chargebacks and rebate allowances would have had an approximate $209,000 effect on the Company’s net revenue for the year ended December 31, 2010.

Managed Care Contract Rebates: The Company contracts with various managed care organizations including health insurance companies and pharmacy benefit managers in order to provide improved access to Ampyra for patients that are members of such organizations.  These contracts stipulate that rebates and, in some cases, administrative fees, are paid to these organizations provided Ampyra is represented as a specific tier on the organizations drug formulary.  Based upon our contracts and the most recent experience with respect to sales through managed care channels, we provide an allowance for managed care contract rebates. We began to enter into these contracts during the three months ended December 31, 2010.  We will monitor the sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. The Company’s managed care contract rebate accruals were $222,000 at December 31, 2010.  A 10% change in the Company’s managed care contract rebate allowances would have had an approximate $33,000 effect on the Company’s net revenue for the year ended December 31, 2010.

Copay Mitigation Rebates: The Company offers copay mitigation to commercially insured patients who have coverage for Ampyra (and do not reside in states excluded from receiving copay mitigation) and are responsible for a cost share regardless of financial need (income status). The copay mitigation program is intended to reduce the patient’s financial responsibility for Ampyra to a specified dollar amount.  Based upon our contracts and the most recent experience with respect to actual copay assistance provided, we provide an allowance for copay mitigation rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The Company’s copay mitigation rebate accruals were $31,000 at December 31, 2010.  A 10% change in the Company’s managed care contract rebate allowances would have had an approximate $296,000 effect on the Company’s net revenue for the year ended December 31, 2010.

Cash Discounts and Allowances: The Company sells Ampyra directly to its network of specialty pharmacies and Kaiser and generally provides invoice discounts for prompt payment. The Company estimates its cash discounts based on the terms offered to the specialty pharmacies and Kaiser.  Discounts are accrued based on historical usage rates at the time of product shipment.  We adjust accruals based on actual activity as necessary.  Cash discounts are typically settled with wholesalers within 30 days after the end of each calendar month.  The Company has also contracted with the specialty pharmacies to obtain transactional  data in order to ascertain a better understanding of our selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations.  These contracts stipulate that the specialty pharmacies provide data directly to the Company, as well as indirectly through Ampyra Patient Support Services (APSS), which in turn provides data to the Company.  A data fee is paid by the Company to the specialty pharmacies for each line of data provided and the Company provides an allowance for these data fees.  A line of data is defined as data pertaining to a single prescription. The Company’s cash discounts and allowances accruals were $853,000 at December 31, 2010.  A 10% change in the Company’s cash discounts and allowances would have had an approximate $260,000 effect on the Company’s net revenue for the year ended December 31, 2010.

Product Returns: Our specialty pharmacies have the right to return any unopened product during the eight-month period beginning two months prior to the labeled expiration date and ending six months after the labeled expiration date.  Once product has been prescribed, it is no longer eligible for return.  When specialty pharmacies return product, they will be given a credit against amounts owed.  The Company does not replace returned product with new product.  As of the year ended December 31, 2010, the Company has not received any product returns.  Ampyra has been granted orphan drug status, meaning that the product should not be subject to generic competitors for at least seven years post approval. While we do not have the benefit of our own historical data for a product similar to Ampyra, we compared reserve rates employed by companies with similar selling models or products (i.e. other specialty pharmaceutical products).   Based on the our specialty distribution model (sales to only a limited number of specialty pharmacies and Kaiser), the data we receive from our specialty pharmacies, the returns experience of other specialty products with similar selling models and the fact that the specialty pharmacies and Kaiser have contractually agreed to hold no more than 30 days’ worth of product stock, we expect the returns rate for Ampyra will be low, similar to other specialty distribution models.  We consider the past buying patterns our specialty pharmacies and Kaiser, the estimated remaining shelf life of product previously shipped, the expiration dates of product currently being shipped, our own price changes and those of competitive products, and introductions of generic products as applicable to determine our return rate.  The Company’s returns accrual was $353,000 at December 31, 2010.  A 10% change in the Company’s returns allowance would have had an approximate $35,000 effect on the Company’s net revenue for the year ended December 31, 2010.

Zanaflex

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

    The nature of the Company’s allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts are as follows:

Government Chargebacks and Rebates: The Company contracts with Medicaid and other government agencies such as the Federal Supply Schedule which commits us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for chargebacks and rebates. We monitor the sales trends and adjust the chargebacks and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. The Company’s chargebacks and rebates accruals were $1.7 million and $1.8 million at December 31, 2010 and December 31, 2009, respectively.  A 10% change in the Company’s chargebacks and rebates allowances would have had an approximate $284,000 and $385,000 effect on the Company’s net revenue for the years ended December 31, 2010 and 2009, respectively.

Cash Discounts and  Allowances: The Company sells directly to wholesalers and generally provides invoice discounts for prompt payment. The Company also has an allowance for patient rebate incentives in place for which it reduces gross product revenue.  The patient program rebates are in the form of preferred cards and rebate coupons which offer a reduction to the price paid by  the patient at the time of prescription fill. Cards and coupons are shipped directly to physicians based on request and are given to the patients by the prescribing physician.  The Company estimates its cash discounts and allowances based on the terms offered to its wholesalers and the actual cards and coupons shipped versus processed, respectively.  Discounts are accrued based on historical usage rates at the time of product shipment and rebates at the time the rebate card or coupon is sent out to a physician based on historical redemption rates.  We adjust accruals based on actual activity as necessary.  Cash discounts are typically settled with wholesalers within 30 days after the end of each calendar month.  Rebates are typically settled within 60 days after the end of each calendar quarter.  The Company’s cash discounts and allowances were $139,000 and $232,000 at December 31, 2010 and December 31, 2009, respectively.  A 10% change in the Company’s cash discounts and allowances would have had an approximate $125,000 and $156,000 effect on the Company’s net revenue for the years ended December 31, 2010 and 2009, respectively.

Fees for Service Payable to Wholesalers: The Company pays a fee for service to certain wholesalers on contractually determined rates for distribution, inventory management and data reporting services. The Company estimates its fee for service accruals and allowances based on sales to each wholesaler and the applicable contracted rate. The Company’s fee for service expenses are accrued at the time of product shipment and are typically settled with the wholesalers within 60 days after the end of each respective quarter. The Company’s fee for service accruals were $575,000 and $762,000 at December 31, 2010 and December 31, 2009, respectively. A 10% change in the Company’s fee-for-service allowances would have had an approximate $250,000 and $288,000 effect on the Company’s net revenue for the years ended December 31, 2010 and 2009, respectively.

The Company has adjusted its allowances in the past based on actual experience, and the Company will likely be required to make adjustments to these allowances and accruals in the future. The historical adjustments have not been significant to operations.  The Company continually monitors its allowances and accruals and makes adjustments when the Company believes actual experience may differ from its estimates. The allowances included in the table below reflect these adjustments.

The following table provides a summary of activity with respect to the Company’s sales discounts and allowances during 2010, 2009 and 2008 (amounts in thousands):

	Government chargebacks and rebates	Managed care contract rebates	Copay mitigation rebates	Cash discounts and allowances	Product returns	1. Fees for service payable to wholesalers	Total
Balance at December 31, 2007	$507	$-	$-	$344	$-	$1,085	$1,936
Allowances for sales 2008	1,937	-	-	1,433	-	2,491	5,861
Allowances for prior year sales	-	-	-	-	-	(191)	(191)
Actual credits for sales during 2008	(1,509)	-	-	(1,411)	-	(1,900)	(4,820)
Actual credits for prior year sales	(363)	-	-	(108)	-	(865)	(1,336)
Balance at December 31, 2008	572	-	-	258	-	620	1,450
Allowances for sales 2009	3,383	-	-	1,576	-	2,889	7,848
Allowances for prior year sales	468	-	-	-	-	(7)	461
Actual credits for sales during 2009	(2,228)	-	-	(1,434)	-	(2,154)	(5,816)
Actual credits for prior year sales	(430)	-	-	(168)	-	(586)	(1,184)
Balance at December 31, 2009	1,765	-	-	232	-	762	2,759
Allowances for sales 2010	5,291	333	2,961	3,829	353	2,476	15,243
Allowances for prior year sales	(361)	-	-	-	-	26	(335)
Actual credits for sales during 2010	(3,384)	(111)	(2,930)	(3,010)	-	(1,900)	(11,335)
Actual credits for prior year sales	(521)	-	-	(59)	-	(789)	(1,369)
Balance at December 31, 2010	$2,790	$222	$31	$992	$353	$575	$4,963

License Revenue and Cost of License Revenue

Under the Collaboration Agreement with Biogen Idec, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, the date of the agreement, which was received on July 1, 2009. As a result of such payment to us, $7.7 million became payable by us to Elan under our existing agreements with Elan. These agreements obligate us to pay an amount equal to 7% of any upfront and milestone payments that we receive from the sublicensing of rights to Ampyra or other aminopyridine products.  As of December 31, 2010 we estimated the revenue recognition period for the upfront payment that we received from Biogen Idec, and for any milestone payments made to us by Biogen Idec, and for the corresponding payments that we make to Elan, to be approximately 12 years.

On January 21, 2011 Biogen Idec announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) decided against approval of fampridine to improve walking ability in adult patients with multiple sclerosis.  Biogen Idec has appealed this opinion and requested a re-examination of the decision by the CHMP.  We are currently evaluating the impact on the period for the amortization of the deferred collaboration revenue and cost of license revenue, but it is likely to increase the amortization period and therefore decrease the amount of revenue recognized per period in the future.

Ampyra Inventory

Prior to regulatory approval of Ampyra, the Company incurred expenses for the manufacture of several batches of Ampyra that ultimately became available to support the commercial launch of this drug candidate. Until the necessary initial regulatory approval was received, we charged all such amounts to research and development expenses. As a result, our initial sales of Ampyra resulted in higher gross margins than if the inventory costs had not previously been expensed. Upon regulatory approval of Ampyra, the Company began capitalizing the commercial inventory costs associated with manufacturing with Elan and at its second manufacturer, Patheon.

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

Cost of Sales

Ampyra

Cost of sales consists of cost of inventory, expense due to inventory reserves when necessary, royalty expense, milestone amortization of intangible assets associated with the Company’s agreement with Elan and well as the capitalization of a milestone achievement with the Canadian Spinal Research Organization (CSRO) during the three months ended March 31, 2010, packaging costs, freight and required inventory stability testing costs. The Company’s inventory costs, royalty obligations and milestone obligations are set forth in the agreements entered into with Elan.  These agreements require us to pay Elan a percentage of our net selling price for each inventory lot purchased from Elan.  The cost for each lot is calculated based on an agreed upon estimated net selling price which is based on an actual net selling price pertaining to a prior quarter.  At the end of each quarter, the Company performs a calculation to adjust the inventory value for any lots received in the current quarter to that quarter’s actual net selling price.  This payment is recorded as an adjustment to inventory as well as an accrual on the Company’s balance sheet and is required to be paid within 45 days of the quarter end.  In the event the Company has sold any inventory purchased from Elan during that respective quarter, the Company would also record an adjustment to the cost of goods sold and an additional accrual on the balance sheet to be paid to Elan.  The agreement with Elan allows the Company to purchase up to 25% of its annual inventory requirements from an alternative manufacturer but stipulates a compensating payment to be made to Elan for any inventory purchased from this alternative manufacturer.  This payment is determined at the end of the quarter in which any new lots have been purchased exclusive from Elan using the actual net selling price for the respective quarter net of an agreed upon amount as stipulated by the Elan agreement.  This payment recorded as an adjustment to inventory as well as an accrual on the Company’s balance sheet.

Zanaflex

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

Research and Development

Research and development expenses include the costs associated with our internal research and development activities including, employee compensation and benefits, occupancy costs, and research and development conducted for us by third parties, such as sponsored university-based research, clinical trial vendors, contract manufacturing for our preclinical program, costs of materials used in clinical trials, depreciation of capital resources used to develop our products and regulatory consulting to support our products. In addition, research and development expenses include expenses related to grant revenue and the cost of clinical trial drug supply shipped to our clinical study vendors. We account for our clinical study costs by estimating the patient cost per visit in each clinical trial and recognizing this cost as visits occur, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. All research and development costs are expensed as incurred except when we are accounting for nonrefundable advance payments for goods or services to be used in future research and development activities.  In these cases, these payments are capitalized at the time of payment and expensed ratable over the period the research and development activity is performed.

Our drug development programs currently are at an early stage.  GGF2 is in a Phase 1 clinical trial, rHIgM22 is in preclinical development, and the other programs are still in the research phase.  We consider the active management and development of our research, preclinical and clinical pipeline an important component of the long-term process of introducing new products. We manage our overall research, development and in-licensing efforts in a highly disciplined manner designed to advance only high quality, differentiated agents into clinical development. The duration of each phase of research and preclinical and clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Due to the risks inherent in the clinical trial process and the early stage nature of our pipeline development programs, we are unable to estimate with any certainty completion dates, the proportion of our R&D investments assigned to any one program or to the future cash inflows from these potential programs.

For additional discussion regarding the risks and uncertainties regarding our development programs, please refer to the Risk Factors section, particularly the Risk Factors entitled:

•	Our drug development programs are in early stages of development and may never be commercialized.
•	Our drug products in development products must undergo rigorous clinical testing, the results of which are uncertain and could substantially delay or prevent us from bringing them to market.
•	If third-party contract research organizations do not perform in an acceptable and timely manner, our preclinical testing or clinical trials could be delayed or unsuccessful.
•
The pharmaceutical industry is subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our product candidates and, if we do not comply with FDA regulations if we obtain regulatory approval, approved products could be withdrawn from the market.

•
If our competitors develop and market products that are more effective, safer, more economical in use or more convenient than our approved products, or obtain marketing approval before we obtain approval of future products, our commercial opportunity will be reduced or eliminated.

The following table summarizes our research and development expenses for the years ended December 31, 2010, 2009 and 2008. Clinical development contract expense-MS consists of our external research and development costs, consisting largely of clinical trial and research services provided by outside laboratories and vendors in connection with Ampyra clinical development. Clinical development contract expense-GGF2 consists of our external research and development costs, consisting largely of clinical trial and research services provided by outside laboratories and vendors in connection with GGF2 clinical development. Clinical development other contract expense primarily consists of our external research and development costs, including those associated with Ampyra manufacturing development prior to FDA approval and costs associated with the manufacturing development of a 7.5 mg and a 5 mg dosage strength of Ampyra . Preclinical research and development research contracts consists of our external research and development costs provided by outside laboratories and vendors in connection with each product candidate in all preclinical programs as a group. Our internal research and development costs, which are included in operating expenses, include personnel costs, related benefits and share-based compensation that are not attributable to any individual project because we use these resources across several development projects. Regulatory affairs includes internal and external costs related to the preparation and review of the Ampyra NDA and regulatory support for Ampyra clinical studies prior to FDA approval of Ampyra and pre-clinical research and development.

	Year Ended December 31,
	2010	2009	2008
Clinical development:
Contract expense—MS	$4,803	$4,367	$8,887
Contract expense—GGF2	203	—	—
Other contract expense	2,070	2,669	2,120
NRI acquisition	—	—	2,687
Operating expense	7,830	7,333	5,290
Total clinical development	14,906	14,369	18,984
Preclinical research and development:
Research contracts	7,483	9,180	6,425
Operating expense	5,821	3,834	3,018
Total preclinical research and development	13,304	13,014	9,443
Regulatory affairs	2,390	7,228	8,177
Total	$30,600	$34,611	$36,604

With respect to previously established clinical study accruals in prior periods and for the twelve-month period ended December 31, 2010 we did not make any significant adjustments to our clinical study costs.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, related benefits and share-based compensation for our sales, managed markets and marketing personnel and the cost of Ampyra and Zanaflex sales and marketing initiatives.

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

We did not record any tax provision or benefit for the year ended December 31, 2010. We have provided a valuation allowance for the full amount of our gross deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry-forwards cannot be sufficiently assured at December 31, 2010.  As of December 31, 2010, we had available federal net operating loss carry-forwards of approximately $266.9 million and state net operating loss carry-forwards of approximately $261.0 million which may be available to offset future taxable income, if any. The federal losses are expected to expire between 2019 and 2030 while the state losses are expected to expire between 2012 and 2030.  We also have research and development tax credit carry-forwards of approximately $3.7 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2019. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes we may not be able to take full advantage of these attributes for federal income tax purposes.

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

We have based our current assumptions on the following:

	Assumption		Method of estimating
●	Estimated expected term of options	●	Based on the 50th percentile of our peer companies
●	Expected volatility	●	Combination of historic volatility of our common stock since October 1, 2006 and the historic volatility of the stock of our peer companies
●	Risk-free interest rate	●	Yields of U.S. Treasury securities corresponding with the expected life of option grants
●	Forfeiture rates	●	Historical forfeiture data

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist of cash and cash equivalents, short-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at December 31, 2010.

We have cash equivalents and short-term investments at December 31, 2010, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term investments approximate their fair value at December 31, 2010.  At December 31, 2010, we held $240.0 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 0.2%.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of our 2010 fiscal year (the period covered by this report). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to achieve their stated purpose.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, regulations, and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Change in internal control over financial reporting

    In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

Under the supervision of and with the participation of our chief executive officer and our chief financial officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of 2010 (the period covered by this report) based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2010. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Acorda Therapeutics, Inc.:

We have audited Acorda Therapeutics, Inc. internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Acorda Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Acorda Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Acorda Therapeutics, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

MetroPark, New Jersey
March 1, 2011

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2011 Proxy Statement under the caption for the proposal relating to the "Election of Directors," as well as the captions “Information Concerning Executive Officers,” "Executive Compensation," and “Additional Information,” and such information is incorporated herein by this reference.

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer and our controller. The code of business conduct and ethics is available on the corporate governance section of “Investor Relations” of our website, www.acorda.com.

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

Item 11.  Executive Compensation.

The information required by this item will be contained in our 2011 Proxy Statement under the caption for the proposal relating to the "Election of Directors," as well as the captions “Information Concerning Executive Officers,” "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation," and “Additional Information,” and such information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2011 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management," "Information Concerning Executive Officers” and “Additional Information” and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2011 Proxy Statement under the caption for the proposal relating to the "Election of Directors," as well as the caption “Certain Relationships and Related Transactions,” and such information is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be contained in our 2011 Proxy Statement under the caption for the proposal relating to the “Ratification of Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics, Inc. and Subsidiaries:
Report of Ernst and Young LLP, Independent Registered Public Accounting Firm
Report of KPMG LLP, Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acorda Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheet of Acorda Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorda Therapeutics, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

MetroPark, New Jersey
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Acorda Therapeutics, Inc.:

                   We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acorda Therapeutics, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP

Short Hills, New Jersey
February 26, 2010

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$34,640,716	$47,314,412
Restricted cash	302,038	301,160
Short-term investments	205,388,685	224,778,023
Trade accounts receivable, net	22,271,697	5,739,013
Prepaid expenses	6,413,112	4,274,625
Finished goods inventory held by the Company	36,232,098	4,497,533
Finished goods inventory held by others	2,186,078	2,394,980
Other current assets	3,734,223	3,980,601
Total current assets	311,168,647	293,280,347
Property and equipment, net of accumulated depreciation	3,202,736	1,891,321
Intangible assets, net of accumulated amortization	21,336,259	17,148,631
Non-current portion of deferred cost of license revenue	6,050,001	6,710,001
Other assets	343,801	440,318
Total assets	$342,101,444	$319,470,618
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,961,250	$11,613,434
Accrued expenses and other current liabilities	34,121,869	14,975,794
Deferred product revenue—Zanaflex tablets	9,526,205	9,214,742
Deferred product revenue—Zanaflex Capsules	21,769,962	21,489,081
Current portion of deferred license revenue	9,428,571	9,428,571
Current portion of revenue interest liability	1,297,436	6,178,697
Current portion of convertible notes payable	1,144,275	—
Total current liabilities	94,249,568	72,900,319
Non-current portion of deferred license revenue	86,428,571	95,857,142
Put/call liability	391,000	637,500
Non-current portion of revenue interest liability	3,586,206	5,630,862
Non-current portion of long-term convertible notes payable	6,185,507	7,112,027
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at December 31, 2010 and 2009; issued and outstanding 38,779,370 and 37,935,075 shares, including those held in treasury, as of December 31, 2010 and 2009, respectively	38,779	37,935
Treasury stock at cost (12,420 and 0 shares at December 31, 2010 and 2009, respectively)	(328,757)	—
Additional paid-in capital	591,649,475	565,503,101
Accumulated deficit	(440,086,326)	(428,316,881)
Accumulated other comprehensive (loss) income	(12,579)	108,613
Total stockholders’ equity	151,260,592	137,332,768
Total liabilities and stockholders’ equity	$342,101,444	$319,470,618

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2010	2009	2008
Revenues:
Gross product revenue	$196,453,097	$58,267,284	$53,397,999
Less: discounts and allowances	(14,908,597)	(8,307,936)	(5,670,048)
Net revenue	181,544,500	49,959,348	47,727,951
License and royalty revenue	9,460,740	4,714,287	—
Grant revenue	—	—	98,846
Total net revenues	191,005,240	54,673,635	47,826,797
Costs and expenses:
Cost of Sales	35,518,216	11,058,921	11,354,912
Research and development	30,600,369	34,611,278	36,604,478
Selling, general and administrative	133,316,518	90,260,678	73,306,761
Total operating expenses	199,435,103	135,930,877	121,266,151
Operating loss	(8,429,863)	(81,257,242)	(73,439,354)
Other expense:
Interest and amortization of debt discount expense	(3,922,686)	(4,414,812)	(5,591,426)
Interest income	574,845	1,749,732	4,682,055
Other income (expense)	8,259	(18,149)	8,085
Total other expense	(3,339,582)	(2,683,229)	(901,286)
Net loss	$(11,769,445)	$(83,940,471)	$(74,340,640)
Net loss per share—basic and diluted	$(0.31)	$(2.22)	$(2.19)
Weighted average common shares outstanding used in computing net loss per share—basic and diluted	38,355,187	37,734,978	33,938,980

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

Common stock
	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2007	28,574,678	$28,575	$0	$333,144,050	$(270,035,770)	$295,793	$63,432,648
Research and development expense for issuance of stock options to nonemployees	—	—	—	$252,754	—	—	$252,754
Compensation expense for issuance of stock options to employees	—	—	—	8,046,376	—	—	8,046,376
Compensation expense for issuance of restricted stock to employees	102,886	103	—	1,505,753	—	—	1,505,856
Exercise of stock options	523,792	524	—	3,835,461	—	—	3,835,985
Common stock issued pursuant to follow-on offerings, net of offering costs of $9,686,600	8,312,000	8,312	—	201,213,089	—	—	201,221,401
Stock issued pursuant to NRI asset acquisition	100,000	100	—	2,685,900	—	—	2,686,000
Comprehensive loss			—
Unrealized gain on investment securities	—	—	—	—	—	516,965	516,965
Net loss	—	—	—	—	(74,340,640)	—	(74,340,640)
Total comprehensive loss							(73,823,675)
Balance at December 31, 2008	37,613,356	$37,614	$0	$550,683,383	$(344,376,410)	$812,758	$207,157,345
Compensation expense for issuance of stock options to employees	—	—	—	9,690,257	—	—	9,690,257
Compensation expense for issuance of restricted stock to employees	128,226	128	—	2,587,544	—	—	2,587,672
Exercise of stock options	193,493	193	—	2,541,917	—	—	2,542,110
Comprehensive loss			—
Unrealized loss on investment securities	—	—	—	—	—	(704,145)	(704,145)
Net loss	—	—	—	—	(83,940,471)	—	(83,940,471)
Total comprehensive loss							(84,644,616)
Balance at December 31, 2009	37,935,075	$37,935	$0	$565,503,101	$(428,316,881)	$108,613	$137,332,768
Compensation expense for issuance of stock options to employees	—	—	—	12,463,991	—	—	12,463,991
Compensation expense for issuance of restricted stock to employees	196,080	196	(328,757)	5,313,055	—	—	4,984,494
Exercise of stock options	648,215	648	—	8,369,328	—	—	8,369,976
Comprehensive loss
Unrealized loss on investment securities	—	—	—	—	—	(121,192)	(121,192)
Net loss	—	—	—	—	(11,769,445)	—	(11,769,445)
Total comprehensive loss							(11,890,637)
Balance at December 31, 2010	38,779,370	$38,779	$(328,757)	$591,649,475	$(440,086,326)	$(12,579)	$151,260,592

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,	Year ended December 31,	Year ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(11,769,445)	$(83,940,471)	$(74,340,640)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Share-based compensation expense	17,777,242	12,277,929	9,804,986
NRI asset acquisition	—	—	2,686,000
Amortization of net premiums and discounts on short-term investments	4,472,990	4,931,379	(3,124,056)
Amortization of revenue interest issuance cost	95,937	92,731	89,235
Depreciation and amortization expense	3,950,591	2,761,508	3,480,768
(Gain) loss on put/call liability	(246,500)	300,000	(125,000)
Gain on disposal of property and equipment	—	(15,400)	—
Changes in assets and liabilities:
Increase in accounts receivable	(16,532,684)	(1,116,527)	(356,905)
Increase in prepaid expenses and other current assets	(1,892,109)	(3,319,585)	(1,300,560)
(Increase) decrease in inventory held by the Company	(31,734,565)	(618,664)	3,330,916
Decrease (increase) in inventory held by others	208,902	77,712	(598,287)
Decrease (increase) in non-current portion of deferred cost of license revenue	660,000	(6,710,001)	—
Increase in other assets	580	6,279	48,430
Increase in accounts payable, accrued expenses, other current liabilities	24,706,199	2,024,328	7,722,465
(Decrease) increase in revenue interest liability interest payable	(76,037)	200,609	1,070,874
(Decrease) increase in non-current portion of deferred license revenue	(9,428,571)	105,285,713	—
Increase (decrease) in deferred product revenue—Zanaflex tablets	311,463	1,347,696	(46,730)
Increase in deferred product revenue—Zanaflex Capsules	280,881	5,052,607	2,512,693
Restricted cash	(878)	(3,505)	(9,461)
Net cash (used in)/provided by operating activities	(19,216,004)	38,634,337	(49,155,272)
Cash flows from investing activities:
Purchases of property and equipment	(2,446,185)	(1,147,502)	(1,248,678)
Purchases of intangible assets	(6,998,003)	(1,279,422)	(5,557,765)
Purchases of short-term investments	(310,954,844)	(310,378,132)	(326,034,154)
Proceeds from maturities of short-term investments	325,750,000	296,400,000	191,550,000
Net cash provided by (used in) investing activities	5,350,968	(16,405,056)	(141,290,597)
Cash flows from financing activities:
Proceeds from issuance of common stock and option and warrant exercises	8,369,976	2,542,110	205,057,386
Purchase of treasury stock	(328,757)	—	—
Repayments of revenue interest liability	(6,849,879)	(7,069,895)	(1,621,371)
Repayments of notes payable	—	—	(187,645)
Net cash provided by/(used in) financing activities	1,191,340	(4,527,785)	203,248,370
Net (decrease) increase in cash and cash equivalents	(12,673,696)	17,701,496	12,802,501
Cash and cash equivalents at beginning of period	47,314,412	29,612,916	16,810,415
Cash and cash equivalents at end of period	$34,640,716	$47,314,412	$29,612,916
Supplemental disclosure:
Cash paid for interest	$3,780,967	$4,039,613	$3,874,525

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

The Company finances its operations through a combination of issuance of equity securities, revenues from Ampyra and Zanaflex Capsules, loans, collaborations and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. To the extent the Company’s capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include share-based compensation accounting, which are largely dependent on the fair value of the Company’s equity securities. In addition, the Company recognizes Zanaflex revenue based on estimated prescriptions filled. The Company adjusts its inventory value based on an estimate of Zanaflex inventory value based on an estimate of inventory that may be returned. Actual results could differ from those estimates.

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

Inventory

     Inventory is stated at the lower of cost or market value and includes amounts for Ampyra, Zanaflex tablet and Zanaflex Capsule inventories and is recorded at its net realizable value. Inventories consist of finished goods inventory. Cost is determined using the first-in, first-out method (FIFO) for all inventories. The Company adjusts its inventory value based on an estimate of inventory that may be returned or not sold based on sales projections and establishes reserves as necessary for obsolescence and excess inventory.

Ampyra

Prior to regulatory approval of Ampyra, the Company incurred expenses for the manufacture of bulk, unpackaged product of Ampyra that ultimately became available to support the commercial launch of this drug candidate. Until the necessary initial regulatory approval was received, we charged all such amounts to research and development expenses as there was no alternative future use prior to regulatory approval. As a result, our initial sales of Ampyra resulted in higher gross margins than if the inventory costs had not previously been expensed. Upon regulatory approval of Ampyra, the Company began capitalizing the commercial inventory costs associated with manufacturing with Elan and its second manufacturer, Patheon.

The cost of Ampyra inventory manufactured by Elan is based on specified prices calculated as a percentage of net product sales of the product shipped by Elan to Acorda. In the event Elan does not manufacture the products, Elan is entitled to a compensating payment for the quantities of product provided by the alternative manufacturer. This compensating payment is included in the Company’s inventory balances.

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

Intangible Assets

The Company has recorded intangible assets related to milestones for Ampyra as well as its Zanaflex acquisition and for certain website development costs. These intangible assets are amortized on a straight line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company’s evaluation of the intangible assets, it considers the term of the underlying asset life and the expected life of the related product line. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired.

Patent Costs

Patent application and maintenance costs are expensed as incurred.

Research and Development

Research and development expenses include the costs associated with the Company’s internal research and development activities including, salaries and benefits, occupancy costs, and research and development conducted for it by third parties, such as sponsored university-based research, clinical trials, contract manufacturing for its preclinical program, and regulatory expenses.  In addition, research and development expenses include the cost of clinical trial drug supply shipped to the Company’s clinical study vendors. The Company accounts for its clinical study costs by estimating the patient cost per visit in each clinical trial and recognize this cost as visits occur, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to the Company, it adjusts the accrual; such changes in estimate may be a material change in its clinical study accrual, which could also materially affect its results of operations. All research and development costs are expensed as incurred except when accounting for nonrefundable advance payments for goods or services to be used in future research and development activities.  These payments are capitalized at the time of payment and expensed ratably over the period the research and development activity is performed.

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail and Kaiser Permanente (Kaiser). Ampyra will not be available in retail pharmacies. The Company applies the revenue recognition guidance in Staff Accounting Bulletin (SAB) 104 and does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers and Kaiser. As of December 31, 2010, inventory levels at specialty pharmacy providers that distribute Ampyra (excluding Kaiser) represented approximately two weeks of their anticipated usage. The specialty pharmacy providers and Kaiser are contractually obligated to hold no more than 30 days of inventory.

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

Based on the Company’s specialty distribution model where it sells to only 12 specialty pharmacies and Kaiser, the inventory and prescription data it receives from these distributors, and returns experience of other specialty products with similar selling models, the Company has been able to make a reasonable estimate for product returns. At December 31, 2010, inventory levels at the specialty pharmacies (excluding Kaiser) represented approximately two weeks of their anticipated usage. The Company will accept returns of Ampyra for two months prior to and six months after the product expiration date. The Company will provide a credit for such returns to customers with whom we have a direct relationship. Once product is prescribed, it cannot be returned. The Company does not exchange product from inventory for the returned product.

Zanaflex

The Company applies the revenue recognition guidance in Accounting Standards Codification (ASC) 605-15-25, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. The Company has accumulated some sales history with Zanaflex Capsules; however, due to existing and potential generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we do not believe we can reasonably determine a return rate at this time. As a result, the Company accounts for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized is based on (1) the estimated prescription demand, based on pharmacy sales for its products; and (2) the Company’s analysis of third party information, including third party market research data. The Company’s estimates are subject to the inherent limitations of estimates that rely on third party data, as certain third party information was itself in the form of estimates, and reflect other limitations. The Company’s sales and revenue recognition reflects the Company’s estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such that revenue is recognized following shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns and greater certainty regarding generic competition.

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

The Company is substantially dependent upon Elan for several activities related to the development and commercialization of Ampyra. The Company and Elan rely on a single third-party manufacturer to supply dalfampridine, the active pharmaceutical ingredient in Ampyra. Under the Company’s supply agreement with Elan, the Company is obligated to purchase at least 75% of its yearly supply of Ampyra from Elan, and the Company is required to make compensatory payments if it does not purchase 100% of its requirements from Elan, subject to certain exceptions. The Company and Elan have agreed that it may purchase up to 25% of its annual requirements from Patheon, a mutually agreed-upon second manufacturing source, with compensatory payment.

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

Prior to March 2007, the Company relied on a single manufacturer, Novartis, for the supply of tizanidine hydrochloride, the active pharmaceutical ingredient (API) in Zanaflex tablets. Novartis discontinued production of tizanidine hydrochloride and will no longer supply it. Therefore, the Company is required to obtain FDA approval for a new supplier of the tizanidine hydrochloride needed for the production of Zanaflex tablets. The Company has identified a potential new supplier and it is seeking the required FDA approval.  The Company expects to complete this process during the second quarter of 2011.  Elan has supplied it with some Novartis-manufactured tizanidine hydrochloride, and based on current sales forecasts the Company believes it will have qualified its new supplier before its current inventory is depleted.  However, it cannot obtain any more tizanidine hydrochloride for Zanaflex tablets from Elan. If the Company fails to gain FDA approval of its new tizanidine hydrochloride supplier, or if there is an unexpected delay in obtaining that approval, it may run out of inventory of tizanidine hydrochloride for Zanaflex tablets.  The Company could also run out of inventory if, prior to qualifying its new supplier, sales of Zanaflex tablets are higher than its current forecasts.  If the Company cannot manufacture enough Zanaflex tablets to meet demand, its sales of Zanaflex tablets would suffer.

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

The Company’s principal direct customers as of December 31, 2010 were a network of specialty pharmacies and Kaiser for Ampyra and wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. To date, such losses have been minimal.

Allowance for Doubtful Accounts

A portion of the Company’s accounts receivable may not be collected due principally to customer disputes and sales returns. The Company provides reserves for these situations based on the evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not recognized an allowance as of December 31, 2010 or 2009, as management believes all outstanding accounts receivable are fully collectible.

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

The following methods are used to estimate the Company’s financial instruments:

(a)	Cash equivalents, grants receivables, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments;

(b)	Available-for-sale securities are recorded based primarily on quoted market prices;

(c)	Put/call liability’s fair value is based on revenue projections and business, general economic and market conditions that could be reasonably evaluated as of the valuation date;

It is not practical for the Company to estimate the fair value of the convertible notes payable due to the specific provisions of these notes. The terms of these notes are disclosed at Note 10. See Note 15 for discussion on fair value measurements.

Earnings per Share

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. The Company has certain common share equivalents, which are described more fully in Note 8 which have not been used in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each year are equal.

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

Comprehensive Income

Unrealized gains (losses) from the Company’s investment securities are included in accumulated other comprehensive income (loss) within the consolidated balance sheet.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-17). ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, the Company has elected to implement ASU 2010-17 prospectively, and as a result, the effect of this guidance will be limited to future transactions. Adoption of this standard may have a material impact on the Company’s financial position or results of operations with regards to future milestones or arrangements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements (ASU 2010-13). This new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011. The Company does not expect this new standard to significantly impact its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (ASU 2010-27). ASU 2010-27 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufactures and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee would be presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. As this standard relates only to classification, the adoption of this accounting standard will not have an impact on the Company’s financial position or results of operations.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or requiring adjustment to these financial statements other than those disclosed in Note 16.

(3) Equity

Offerings of Common Stock

The Company completed a follow-on public offering in February 2008. As part of that offering, 3,712,000 shares of the Company’s common stock were sold, resulting in proceeds of approximately $74.6 million, net of issuance costs.

The Company completed a follow-on public offering in August 2008. As part of that offering, 4,600,000 shares of the Company’s common stock were sold, resulting in proceeds of approximately $126.6 million, net of issuance costs.

 (4) Short-Term Investments

The Company has determined that all of its short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2010
US Treasury bonds	$205,401,264	$5,439	$(18,018)	$205,388,685
December 31, 2009
US Treasury bonds	$224,669,409	$126,170	$(17,556)	$224,778,023

The Company’s short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment would be charged to earnings for the difference between the investment’s cost and fair value at such date and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer’s ability to continue as a going concern. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of December 31, 2010.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash and cash equivalents, and amounted to $23,529,109 and $43,471,757 as of December 31, 2010 and 2009, respectively.

(5) Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2009	Estimated useful lives used
Leasehold improvements	$3,177,530	$2,971,180	Remaining lease term
Computer equipment	4,699,055	2,925,012	3 years
Laboratory equipment	2,222,997	2,048,746	5 years
Furniture and fixtures	759,631	753,258	5 years
Capital in Progress	449,058	139,478	3 years
	11,308,271	8,837,674
Less accumulated depreciation	(8,105,535)	(6,946,353)
	$3,202,736	$1,891,321
_______________________

Depreciation and amortization expense on property and equipment was $1,140,216 and $1,148,987 for the twelve-month periods ended December 31, 2010 and 2009, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2010	December 31, 2009
Accrued inventory	$9,665,042	$—
Bonus payable	4,291,153	3,661,582
Royalties payable	2,065,884	1,045,630
Sales force commissions and incentive payments payable	6,716,943	980,555
Zanaflex discount and allowances accruals	2,460,394	2,760,092
Ampyra discount and allowances accruals	2,319,183	—
Research and development expense accruals	1,879,991	2,068,054
Vacation accrual	1,220,157	948,787
Legal accruals	1,023,511	879,760
Marketing expense accruals	721,049	1,533,936
Regulatory expense accruals	315,138	476,814
Other accrued expenses	1,443,424	620,584
	$34,121,869	$14,975,794

Research and development expense accruals include amounts relating to the clinical trials as well as preclinical operating costs. Legal accruals are primarily comprised of expenses related to the Company’s Apotex litigation. Other accrued expenses include other operating expense accruals.

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

On January 12, 2006, the Company’s board of directors approved the adoption of the Acorda Therapeutics, Inc. 2006 Employee Incentive Plan (the 2006 Plan). This 2006 Plan serves as the successor to the Company’s 1999 Plan, as amended, and no further option grants or stock issuances shall be made under the 1999 Plan after the effective date, as determined under Section 14 of the 2006 Plan. All employees of the Company are eligible to participate in the 2006 Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The 2006 Plan also covers the issuance of restricted stock. The 2006 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options and stock appreciation rights, determines the time or times at which options and stock appreciation rights shall be granted under the 2006 Plan, determines the number of shares to be granted subject to any option or stock appreciation right under the 2006 Plan and the duration of each option and stock appreciation right, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. The number of shares of common stock reserved for issuance pursuant to awards made under the 2006 Plan as of December 31, 2010 is 6,803,036 shares of stock. The total number of shares of common stock available for issuance under this 2006 Plan, including shares of common stock subject to the then outstanding awards, shall automatically increase on January 1 of each year during the term of this plan, beginning 2007, by a number of shares of common stock equal to 4% of the outstanding shares of common stock on that date, unless otherwise determined by the Board of Directors. The Board approved the automatic increases of 4% for 2010 and 2009 and 3% for 2008. Upon the exercise of options in the future, the Company intends to issue new shares.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve-month period ended December 31,
	2010	2009	2008
Employees and directors:
Estimated volatility	66.31%	75.96%	80.17%
Expected life in years	5.50	5.56	5.30
Risk free interest rate	2.57%	2.15%	2.85%
Dividend yield	—	—

The Company estimated volatility for purposes of computing compensation expense on its employee and non-employee options using a combination of the volatility of the Company’s stock price since October 1, 2006 and the volatility of public companies that the Company considered comparable. The expected life used to estimate the fair value of employee options is 5.50 years. The Company based this assumption on the 50th percentile of 10 peer companies’ choices for expected life for their valuations.

The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $19.29, $14.33, and $14.20 respectively. 15,000 options were granted to non-employees for the year ended December 31, 2008 and no options were granted to non-employees for the years ended December 31, 2010 and 2009.

During the year ended December 31, 2010, the Company granted 1,470,197 stock options and restricted stock awards to employees and directors under the 2006 Plan. These stock options were issued with a weighted average exercise price of $32.49 per share. 600 of these options vested immediately, 70,000 of these options vest over a one-year vesting schedule and 1,065,419 will vest over a four-year vesting schedule. 91,667 of the restricted stock awards granted in 2010 vest over a three-year vesting schedule, 232,511 restricted stock awards vest over a four-year vesting schedule, and 10,000 restricted stock awards vested within three months. As a result of these grants the total compensation charge to be recognized over the service period is $30,049,633, of which $7,208,053 was recognized during the year ended December 31, 2010.

Compensation costs for options and restricted stock granted to employees and directors amounted to $17,777,242, $12,277,929, and $9,552,236, for the twelve-month periods ended December 31, 2010, 2009, and 2008, respectively. There were no compensation costs capitalized in inventory balances. Compensation expense for options and restricted stock granted to employees and directors are classified between research and development, sales and marketing and general and administrative expense based on employee job function.

The following table summarizes share-based compensation expense included within our consolidated statements of operations:

	For the twelve-month
	period ended December 30,
	2010	2009	2008

Research and development	$5,246,825	$3,661,287	$2,320,257
Selling, general and administrative	12,530,417	8,616,242	7,484,729
Total	$17,777,242	$12,277,929	$9,804,986

A summary of share-based compensation activity for the year ended December 31, 2010 is presented below:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance at December 31, 2007	2,999,513	$10.17
Granted	924,484	21.29
Forfeited and expired	(115,882)	16.21
Exercised	(523,792)	7.32
Balance at December 31, 2008	3,284,323	13.55
Granted	826,088	21.97
Forfeited and expired	(205,140)	16.94
Exercised	(193,493)	13.15
Balance at December 31, 2009	3,711,778	15.25
Granted	1,136,019	32.49
Forfeited and expired	(115,501)	25.09
Exercised	(648,215)	13.00
Balance at December 31, 2010	4,084,081	$20.13	6.9	$35,175,478
Vested and expected to vest at December 31, 2010	4,009,974	$19.95	6.9	$35,083,892
Vested and exercisable at December 31, 2010	2,444,100	$14.89	5.8	$31,195,357

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2010	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2010	Weighted- average exercise price
$2.45-$8.14	983,411	3.78	$4.92	983,411	$4.92
$8.50-$20.16	846,215	6.71	18.18	660,682	17.91
$20.38-$22.97	818,747	7.43	21.29	468,318	21.52
$23.13-$31.94	837,919	8.65	28.72	239,258	27.07
$32.10-$37.48	597,789	9.16	34.26	92,431	34.18
	4,084,081	6.90	$20.13	2,444,100	$14.89

    Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2010 totaled $32.2 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Activity

Restricted Stock	Number of Shares
Nonvested at December 31, 2007	39,722
Granted	225,000
Vested	(102,886)
Forfeited	(11,673)
Nonvested at December 31, 2008	150,163
Granted	208,291
Vested	(128,226)
Forfeited	(26,452)
Nonvested at December 31, 2009	203,776
Granted	334,178
Vested	(196,080)
Forfeited	(18,158)
Nonvested at December 31, 2010	323,716

(8) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the twelve-month periods ended December 31, 2010 and 2009:

	Twelve-month period ended December 31, 2010	Twelve-month period ended December 31, 2009
Basic and diluted
Net income (loss)	$(11,769,445)	$(83,940,471)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	38,355,187	37,734,978
Plus: net effect of dilutive stock options and restricted common shares	—	—
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	38,355,187	37,734,978
Net income (loss) per share—basic	$(0.31)	$(2.22)
Net income (loss) per share—diluted	$(0.31)	$(2.22)

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

For the twelve months ended December 31, 2010 and 2009, options to purchase 4,084,081 shares and 3,711,778 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  For the twelve months ended December 31, 2010 and 2009, 323,716 and 203,776 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

(9) Income Taxes

The Company had available federal net operating loss (NOL) carry-forwards of approximately $266.9 million and $249.5 million and state NOL carry-forwards of approximately $261.0 million and $247.4 million as of December 31, 2010 and 2009 respectively which may be available to offset future taxable income, if any. The federal losses are expected to expire between 2019 and 2030 while the state losses are expected to expire between 2012 and 2030. The Company also has research and development tax credit carry-forwards of approximately $3.7 million and $1.6 million as of December 31, 2010 and 2009, for federal income tax reporting purposes that may be available to reduce federal income taxes, if any, and expire in future years beginning in 2019.  The Company is no longer subject to federal or state income tax audits for tax years prior to 2006 however, such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 1999. The Company also has Alternative Minimum Tax credit carry-forwards of $0.2 and $0.3 million as of December 31, 2010 and 2009, respectively.  Such credits can be carried forward indefinitely and have no expiration date.

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	December 31, 2010	December 31, 2009
Statutory rate applied to pre-tax (loss)	$(4,017,059)	$(28,448,005)
Add (deduct):
Meals and entertainment	254,291	232,162
Stock options and restricted stock	(153,939)	2,063,919
State tax	(386,774)	(1,361,294)
Other	(163,222)	(232,583)
Increase to valuation allowance (net)	6,626,695	27,745,801
Research and development credit	(2,159,992)	—
Income taxes	$—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are presented below:

	December 31, 2010	December 31, 2009
Net operating loss carry-forwards	$82,914,329	$80,389,250
State NOL net of federal benefit	1,601,179	3,439,184
Research and development tax credit	3,737,889	1,577,897
Property and equipment	145,861	430,857
Intellectual property	2,607,845	2,763,200
Stock options and restricted stock	13,133,810	9,160,528
Deferred revenue	40,247,818	41,643,521
Revenue interest liability	1,938,949	4,413,052
NRI acquisition	795,679	830,938
Other temporary differences	6,702,967	2,551,202
	153,826,326	147,199,629
Less valuation allowance	(153,826,326)	(147,199,629)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for the years ended December 31, 2010 and 2009 amounted to approximately $6.6 million and $27.7 million, respectively. A tax benefit of $7.8 million associated with the exercise of stock options will be recorded in additional paid-in capital when the associated net operating loss is recognized. Since inception, the Company has incurred substantial losses and may incur substantial losses in future periods. The Tax Reform Act of 1986 (the Act) provides for a limitation of the annual use of NOL and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carry-forwards. The Company has experienced various ownership changes, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its gross deferred tax assets as of and for all periods presented. As of December 31, 2010, management believes that it is more likely than not that the net deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its gross deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

On January 1, 2007, the Company adopted FIN 48, which was later superseded by ASC 740-10, which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions.  There were no uncertain tax positions at December 31, 2010.

(10) License and Research and Collaboration Agreements

Elan

In September 2003, the Company entered into an amended and restated license agreement and a supply agreement with Elan for Ampyra, which replaced two prior license and supply agreements. Under the license agreement, Elan granted the Company exclusive worldwide rights to Ampyra, as well as Elan’s formulation for any other mono or di-aminopyridines, for all indications, including multiple sclerosis and spinal cord injury. The Company agreed to pay Elan milestone payments and royalties based on a percentage of net product sales and the quantity of product shipped by Elan to Acorda.

Subject to early termination provisions, the Elan license terminates on a country by country basis on the latter to occur of fifteen years from the date of the agreement, the expiration of the last to expire Elan patent or the existence of competition in that country.

Under the supply agreement, Elan has the right to manufacture for the Company, subject to certain exceptions, Ampyra and other products covered by these agreements at specified prices calculated as a percentage of net product sales of the product shipped by Elan to Acorda. In the event Elan does not manufacture the products, it is entitled to a compensating payment for the quantities of product provided by the alternative manufacturer.

Convertible Note

Under the Agreement, Elan also loaned to the Company an aggregate of $7.5 million pursuant to two convertible promissory notes. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital. One promissory note in the amount of $5.0 million bears interest at a rate of 3% beginning on the first anniversary of the issuance of the note. The unpaid principal is convertible into 67,476 shares of common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period beginning one year after the Company receives certain regulatory approval for the products to be developed, subject to limitations related to gross margin on product sales. The $5.0 million promissory note restricts the Company’s ability to incur indebtedness that is senior to the notes, subject to certain exceptions, including for the Company’s revenue interest assignment arrangement (See Note 14).

The second promissory note was in the amount of $2.5 million and was non-interest bearing. In December 2006, Saints Capital exercised the conversion of this note into 210,863 shares of common stock.

On January 22, 2010, the Company received regulatory approval for the product under development that was subject to this convertible note payable. Saints Capital held the option to convert the outstanding principal into common stock until the first anniversary of regulatory approval or January 22, 2011. Saints Capital did not convert by the first anniversary date, therefore the Company is obligated to pay the outstanding principal sum on the promissory note, together with all accrued and unpaid interest, subject to limitations related to gross margin on product sales, in seven equal installments, the first of which was paid on the maturity date, and the balance shall be paid on the six successive anniversaries of the maturity date. The Company, at its option, may at any time prepay in whole or in part, without penalty, the principal balance together with accrued interest to the date of payment, by giving Saints Capital written notice at least thirty days prior notice to the date of prepayment.

Interest on this convertible promissory note has been imputed using 3% on the $5 million note.

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

As permitted by the agreement with Elan, the Company has designated Patheon, Inc. (Patheon) as a qualified second manufacturing source of Ampyra. In connection with that designation, Elan assisted the Company in transferring manufacturing technology to Patheon. The Company and Elan have agreed that a purchase of up to 25% of annual requirements from Patheon are allowed if compensatory payments are made to Elan. In addition, Patheon may supply the Company with Ampyra if Elan is unable or unwilling to meet the Company’s requirements.

Biogen Idec

On June 30, 2009, the Company entered into an exclusive collaboration and license agreement with Biogen Idec International GmbH (Biogen Idec) to develop and commercialize Ampyra (known as fampridine outside the U.S.) in markets outside the United States (the “Collaboration Agreement”). Under the Collaboration Agreement, Biogen Idec was granted the exclusive right to commercialize Ampyra and other products containing aminopyridines developed under that agreement in all countries outside of the United States, which grant includes a sublicense of the Company’s rights under an existing license agreement between the Company and Elan Pharma International Limited, a subsidiary of Elan Corporation plc (Elan). Biogen Idec has responsibility for regulatory activities and future clinical development of Ampyra in ex-U.S. markets worldwide. The Company also entered into a related supply agreement with Biogen Idec (the “Supply Agreement”), pursuant to which the Company will supply Biogen Idec with its requirements for the licensed products through the Company’s existing supply agreement with Elan.

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

The Company considered the following deliverables with respect to the revenue recognition of the $110.0 million upfront payment:  (1) the license to use the Company’s technology, (2) the Collaboration Agreement to develop and commercialize licensed product in all countries outside the U.S., and (3) the Supply Agreement. The Supply Agreement is a contingent deliverable at the onset of the agreement.  The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables.  Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Elan as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as we had determined this was the most probable expected benefit period. The Company recognized $9.4 million in license revenue, a portion of the $110.0 million received from Biogen Idec and $660,000 in cost of license revenue, a portion of the $7.7 million paid to Elan during the twelve-month period ended December 31, 2010. As of December 31, 2010 the Company estimated the recognition period to be approximately 12 years from the date of the Collaboration Agreement.  See Note 16.

 (11) Employee Benefit Plan

Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. Effective January 1, 2007, the Company amended the plan to include an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. The Company’s expense related to the plan was $1.0 million, $757,000 and $548,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

(12) Commitments and Contingencies

During 1998, the Company entered into a lease agreement for its corporate office. During November 2000, May 2001, February 2007, July 2008 and February 2009, the Company entered into amendments of the lease for its facility. Under the amendments, the Company increased the total leased space and extended the lease term for its original leased space. The lease is subject to cancellation by us upon 12 months notice with no penalty. Future minimum commitments under all non-cancelable leases required subsequent to December 31, 2010 are as follows:

2011	$1,149,000
2012	1,149,000
$2,298,000

Rent expense under these operating leases during the years ended December 31, 2010, 2009 and 2008 was $1.1 million, $1.0 million, and $882,000, respectively.

Under the Company’s Ampyra license agreement with Elan, the Company is obligated to make milestone payments to Elan of up to $15.0 million over the life of the contract and royalty payments as a percentage of net product sales and the quantity of product shipped by Elan to Acorda. In addition, under the Company’s various other research, license and collaboration agreements with other parties, it is obligated to make milestone payments of up to an aggregate of approximately $16.8 million over the life of the contracts. The FDA approval of Ampyra triggered a milestone of $2.5 million to Elan that was paid during the quarter ended June 30, 2010. Further milestone amounts are payable in connection with additional indications.

Under the Company’s Ampyra supply agreement with Elan, payments for product manufactured by Elan are calculated as a percentage of net product sales and the quantity of product shipped by Elan to Acorda. Under this agreement, Acorda also has the option to purchase an agreed to quantity of product from a second source provided Acorda makes a compensating payment to Elan for the quantities of product provided by the second source.

Under the Company’s license agreement with Rush-Presbyterian-St. Luke’s Medical Center, it is obligated to make royalty payments as a percentage of net sales in the United States and in countries other than the United States.

Under the Company’s license agreement with Cornell Research Foundation, Inc., it is also obligated to pay Cornell an annual royalty on certain sales of Ampyra, subject to a minimum annual royalty requirement of $25,000.

Under the Company’s supply agreement with Elan, it provides Elan with monthly written 18-month forecasts, and with annual written five-year forecasts for its supply requirements of Ampyra and two-year forecasts for its supply requirements of Zanaflex Capsules. In each of the five months for Zanaflex and three months for Ampyra following the submission of our written 18-month forecast the Company is obligated to purchase the quantity specified in the forecast, even if its actual requirements are greater or less.

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

The Company is also party to employment agreements with its other executive officers, who are the Company’s chief scientific officer, executive vice president and general counsel and chief financial officer, that govern the terms and conditions of their employment. If any of the employment agreements are terminated by the Company or by the executives for reasons other than for cause, the Company must pay an amount equal to (i) the base salary the executive would have received during the nine month period immediately following the date of termination in the case of the chief scientific officer and a seven month period immediately following the date of termination in the case of the executive vice president and general counsel and chief financial officer, plus (ii) a bonus equal to the last annual bonus received by the executive multiplied by a fraction, the numerator of which shall be the number of days in the calendar year elapsed as of the termination date and the denominator of which shall be 365.

In August 2007, the Company received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking marketing approval for generic versions of Zanaflex Capsules. In October 2007, the Company filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, Apotex) for patent infringement in relation to the filing of the ANDA by Apotex. The defendants have answered the Company’s complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. The Company has denied those counterclaims. In March 2008, Apotex filed a motion, which the Company opposed, for partial judgment on the pleadings dismissing the Company’s request for relief on the ground that the case is “exceptional” under U.S.C. §§ 271(e)(4) or 285. The court ruled in the Company’s favor and denied Apotex’ motion in December 2008.  Fact discovery in the case has been completed. On July 2, 2010, the court held a Markman hearing to determine the interpretation of certain terms in the Company’s Zanaflex Capsules patent that is at issue in this litigation. The court ruled favorably on a number of those terms, and the case is proceeding.  A trial date of April 25, 2011 has been set by the court.  The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2010 there have been no accruals for legal matters aside from payments related to the litigation itself.

(13) Intangible Assets

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

In connection with this transaction, the Company acquired the rights to the trade name “Zanaflex®”, one issued U.S. patent and two patent applications related to Zanaflex Capsules, and the remaining tablet inventory on hand with Elan. Additionally, the Company assumed Elan’s existing contract with Novartis to manufacture Zanaflex tablets and entered into a separate contract with Elan to manufacture Zanaflex Capsules. The Company separately launched Zanaflex Capsules in April 2005. The Company did not acquire any receivables, employees, facilities or fixed assets. The Company allocated, on a relative fair value basis, the initial and milestone payments made to Elan to the assets acquired, principally the Zanaflex trade name and the capsulation patent. There is no expected residual value of these intangible assets. The Company amortizes the allocated fair value of the trade name and patent over their estimated future economic benefit to be achieved.  The Zanaflex trade name was fully amortized as of December 31, 2008.

On January 22, 2010, the Company received marketing approval from the FDA for Ampyra triggering two milestone payments of $2.5 million to Elan and $750,000 to Rush-Presbyterian St. Luke’s Medical Center (Rush).  As of December 31, 2010, the Company made these milestone payments totaling $3.25 million and they were recorded as intangible assets in the consolidated financial statements.

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

The Company agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. As of December 31, 2009, the Company had made an aggregate of $100,000 in payments under this agreement.  The FDA approval of Ampyra triggered the final milestone of $750,000 which was paid during the three-months ended March 31, 2010.  As of December 31, 2010, the Company made or accrued royalty payments totaling $2.7 million.

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

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. As of December 31, 2010, the Company does not believe that there are any facts or circumstances that would indicate a need for changing the estimated remaining useful life of our intangible assets.

Intangible assets consisted of the following:

	December 31, 2010	December 31, 2009	Estimated remaining useful lives as of December 31, 2010
Zanaflex Capsule patents	$19,350,000	$19,350,000	11 years
Zanaflex trade name	2,150,000	2,150,000	0 years
Ampyra milestone	3,250,000	—	6 years
CSRO royalty buyout	3,000,000	—	6 years
Website development costs	2,975,283	1,444,749	0-3 years
Website development costs – in process	—	782,531	0 years
	30,725,283	23,727,280
Less accumulated amortization	9,389,024	6,578,650
	$21,336,259	$17,148,630

The Company recorded $2,810,375 and $1,612,521 in amortization expense related to these intangible assets in the years ending December 31, 2010 and 2009, respectively.

Estimated future amortization expense for intangible assets subsequent to December 31, 2010 for the next five years is as follows:

2011	$3,161,908
2012	2,809,796
2013	2,453,948
2014	2,182,817
2015	2,182,817
$12,791,286

(14) Debt

Convertible Note

In September 2003, the Company entered into an amended and restated license agreement and a supply agreement with Elan, which replaced two prior license and supply agreements for Ampyra.  Under the license agreement, Elan also loaned to the Company an aggregate of $7.5 million pursuant to two convertible promissory notes. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital. One promissory note remains outstanding in the amount of $5.0 million bears interest at a rate of 3% beginning on the first anniversary of the issuance of the note (See Note 10).

Sale of Revenue Interest

On December 23, 2005, the Company entered into an agreement with an affiliate of Paul Royalty Fund (PRF), under which the Company received $15 million in cash. In exchange the Company has assigned PRF revenue interest in Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all Zanaflex net revenues (as defined in the agreement) generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, the Company entered into an amendment to the revenue interest assignment agreement with PRF. Under the terms of the amendment, PRF paid the Company $5.0 million in November 2006. An additional $5.0 million was due if the Company’s net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone was met and the receivable was reflected in the Company’s December 31, 2006 financial statements. Under the terms of the amendment, the Company is paid PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010 since the net revenues milestone was met. Under the agreement and the amendment to the agreement, PRF is entitled to the following portion of Zanaflex net revenues:

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

In connection with the transaction, the Company recorded a liability, referred to as the revenue interest liability. The Company imputes interest expense associated with this liability using the effective interest rate method and records a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company recorded approximately $3.8 million, $4.2 million and $5.4 million in interest expense related to this agreement in 2010, 2009 and 2008, respectively. Interest expense in 2008 included a $1.4 million out-of-period adjustment made during the second quarter of 2008 to correct an error identified in the previously recorded effective interest expense related to the November 2006 amended revenue interests assignment agreement with PRF. This out-of-period adjustment did not increase the total interest expense associated with this agreement. Through December 31, 2010, $38.0 million in payments have been made to PRF as a result of Zanaflex sales levels and milestones reached.

The agreement also contains put and call options whereby the Company may repurchase the revenue interest at its option or can be required by PRF to repurchase the revenue interest, contingent upon certain events. If the Company experiences a change of control, undergoes certain bankruptcy events, transfers any of their interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfers all or substantially all of its assets, or breaches certain of the covenants, representations or warranties made under the agreement, PRF has the right, which the Company refers to as PRF’s put option, to require the Company to repurchase the rights sold to PRF at the “put/call price” in effect on the date such right is exercised. If the Company experiences a change of control it has the right, which the Company refers to as the Company’s call option, to repurchase the rights sold to PRF at the “put/call price” in effect on the date such right is exercised. If the Company’s call option becomes exercisable as a result of this trigger, the Company will have a period of 180 days during which to exercise the option. The Company does not currently intend to exercise its call option if it becomes exercisable as a result of such a transaction but may reevaluate whether it would exercise the option during the 180-day period. The put/call price on a given date is the greater of (i) 150% of all payments made by PRF as of such date, less all payments received by PRF as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF as of such date, taking into account the amount and timing of all payments received by PRF as of such date. The Company has determined that PRF’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded a net liability of $391,000 as of December 31, 2010 related to the put/call option to reflect its current estimated fair value. This liability is revalued on a semi-annual basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. For the year ended December 31, 2010, a gain of $246,500 has been recorded as a result of the change in the fair value of the net put/call liability balance from December 31, 2009.

(15) Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3
2010
Assets Carried at Fair Value:
Cash equivalents	$23,529,109	$—	$—
Short-term investments	205,388,685	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	391,000
2009
Assets Carried at Fair Value:
Cash equivalents	$43,471,757	$—	$—
Short-term investments	224,778,023	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	637,500

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

	Balance as of December 31, 2009	Realized gains included in net loss	Unrealized gains included in other comprehensive loss	Balance as of December 31, 2010
Liabilities Carried at Fair Value:
Put/call liability	$637,500	$246,500	$—	$391,000

The Company evaluates the fair value of positions classified within the Level 3 category based on revenue projections, business, general economic and market conditions that could be reasonably evaluated as of the valuation date.

(16) Subsequent Events

 On January 21, 2011 Biogen Idec announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) decided against approval of fampridine to improve walking ability in adult patients with multiple sclerosis.  Biogen Idec has appealed this opinion and requested a re-examination of the decision by the CHMP.  The Company is currently evaluating the impact on the period for the amortization of the deferred collaboration revenue and cost of license revenue, but it is likely to increase the amortization period and therefore decrease the amount of revenue recognized per period in the future.

(17) Quarterly Consolidated Financial Data (unaudited)

	2010
	March 31	June 30	September 30	December 31
Net revenue	$17,747,385	$42,835,574	$63,622,041	$66,800,240
Gross profit	14,671,439	35,003,602	51,956,021	53,855,962
Net income (loss)—basic and diluted	(21,114,511)	(6,762,943)	12,437,191	3,670,818
Net income (loss) per share —basic	(0.56)	(0.18)	0.32	0.09
Net income (loss) per share—diluted	$(0.56)	$(0.18)	$0.31	$0.10

	2009
	March 31	June 30	September 30	December 31
Net revenue	$12,469,078	$12,549,459	$12,857,177	$12,083,634
Gross profit	9,910,141	9,597,970	12,447,258	11,329,346
Net loss—basic and diluted	(18,708,144)	(23,328,931)	(19,429,807)	(22,473,589)
Net loss per share—basic and diluted	$(0.50)	$(0.62)	$(0.51)	$(0.59)

(b)  Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.  All exhibits incorporated by reference have been filed under the Company’s SEC File Number 000-50513.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, No. 333-138842, filed on November 20, 2006.

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
10.5**
Acorda Therapeutics 2006 Employee Incentive Plan, as amended as of January 13, 2006. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 18, 2006.

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

10.46**
Amendment to August 11, 2002 Employment Agreement, dated May 10, 2007, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2007.

10.47**
Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Andrew R. Blight. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2007.

10.48**
Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Mary Fisher. Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2007.

10.49**
Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and David Lawrence. Incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2007.

10.50**
Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Jane Wasman. Incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2007.

10.51
Registration Rights Agreement, dated as of February 1, 2008, by and among the Registrant and Edward A. Labry III. Incorporated herein by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K filed on March 14, 2008.

10.52**
Amendment to August 11, 2002 Employment Agreement dated December 28, 2007, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K filed on March 14, 2008.

10.53**
Employment Offer Letter, dated October 20, 2008, by and between the Registrant and Thomas C. Wessel.  Incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K filed on March 2, 2009.

10.54*
Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.54 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.55*
Supply Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.56
Amendment No. 1 Agreement and Sublicense Consent Between Elan Corporation, plc and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.57**	Employment Offer Letter, dated January 22, 2010, by and between the Registrant and Lauren Sabella. Incorporated herein by reference to Exhibit 10.57 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2010.
10.58**	Forms of Equity Award Documents.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

**	Indicates management contract or compensatory plan or arrangement.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2011.

Acorda Therapeutics, Inc.

By:	/s/ Ron Cohen Ron Cohen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Cohen, M.D. Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ David Lawrence, M.B.A. David Lawrence, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2011

/s/ Barry Greene Barry Greene	Director	March 1, 2011

/s/ John P. Kelley John P. Kelley	Director	March 1, 2011

/s/ Sandra Panem, Ph.D. Sandra Panem, Ph.D.	Director	March 1, 2011

/s/ Lorin J. Randall Lorin J. Randall	Director	March 1, 2011

/s/ Steven M. Rauscher, M.B.A. Steven M. Rauscher, M.B.A.	Director	March 1, 2011

/s/ Ian Smith Ian Smith	Director	March 1, 2011

/s/ Wise Young, Ph.D., M.D. Wise Young, Ph.D., M.D.	Director	March 1, 2011

EXHIBIT INDEX

Number	Description

10.58**	Forms of Equity Award Documents.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

**   Indicates management contract or compensatory plan or arrangement.

***     In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”