Form 10-Q
period 2011-03-31
ACORDA THERAPEUTICS INC
filed 2011-05-09
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $0.001 par value per share	39,461,985 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including our ability to successfully market and sell Ampyra in the U.S. and to successfully market Zanaflex Capsules, third party payers (including governmental agencies) may not reimburse for the use of Ampyra at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions, the risk of unfavorable results from future studies of Ampyra, the occurrence of adverse safety events with our products, delays in obtaining or failure to obtain regulatory approval of Ampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith, competition, failure to protect our intellectual property or to defend against the intellectual property claims of others, the ability to obtain additional financing to support our operations, and unfavorable results from our preclinical programs. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,457	$34,641
Restricted cash	302	302
Short-term investments	146,890	205,389
Trade accounts receivable, net	23,795	22,272
Prepaid expenses	7,098	6,413
Finished goods inventory held by the Company	42,595	36,232
Finished goods inventory held by others	2,200	2,186
Other current assets	4,343	3,734
Total current assets	305,680	311,169
Property and equipment, net of accumulated depreciation	3,594	3,203
Intangible assets, net of accumulated amortization	20,707	21,336
Non-current portion of deferred cost of license revenue	5,917	6,050
Other assets	309	343
Total assets	$336,207	$342,101
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,184	$16,961
Accrued expenses and other current liabilities	25,774	34,122
Deferred product revenue—Zanaflex tablets	9,694	9,526
Deferred product revenue—Zanaflex Capsules	21,242	21,770
Current portion of deferred license revenue	9,057	9,429
Current portion of revenue interest liability	1,979	1,297
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	88,074	94,249
Non-current portion of deferred license revenue	84,535	86,429
Put/call liability	391	391
Non-current portion of revenue interest liability	3,329	3,586
Non-current portion of convertible notes payable	5,090	6,185
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2011 and December 31, 2010; issued and outstanding 38,808,217 and 38,779,370 shares as of March 31, 2011 and December 31, 2010, respectively	39	39
Treasury stock at cost (12,420 shares at March 31, 2011 and December 31, 2010)	(329)	(329)
Additional paid-in capital	595,796	591,650
Accumulated deficit	(440,758)	(440,086)
Accumulated other comprehensive income	40	(13)
Total stockholders’ equity	154,788	151,261
Total liabilities and stockholders’ equity	$336,207	$342,101

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended March 31, 2011	Three-month period ended March 31, 2010
Revenues:
Gross product sales	$65,207	$17,254
Less: discounts and allowances	(6,282)	(1,864)
Net sales	58,925	15,390
License and royalty revenue	2,361	2,357
Total net revenues	61,286	17,747

Costs and expenses:
Cost of sales	12,050	3,076
Research and development	10,708	8,062
Selling, general and administrative	38,087	26,714
Total operating expenses	60,845	37,852
Operating income (loss)	441	(20,105)
Other expense (net):
Interest and amortization of debt discount expense	(1,136)	(1,214)
Interest income	140	204
Total other expense (net)	(996)	(1,010)
Loss before taxes	(555)	(21,115)
Provision for income taxes	(117)	—
Net loss	$(672)	$(21,115)
Net loss per share—basic	$(0.02)	$(0.56)
Net loss per share—diluted	$(0.02)	$(0.56)
Weighted average common shares outstanding used in computing net loss per share—basic	38,781	38,021
Weighted average common shares outstanding used in computing net loss per share—diluted	38,781	38,021

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three-month period ended March 31, 2011	Three-month period ended March 31, 2010
Cash flows from operating activities:
Net loss	$(672)	$(21,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	3,755	3,186
Amortization of net premiums and discounts on short-term investments	1,863	1,219
Amortization of revenue interest issuance cost	36	30
Depreciation and amortization expense	1,139	838
Changes in assets and liabilities:
Increase in accounts receivable	(1,523)	(2,205)
Increase in prepaid expenses and other current assets	(1,294)	(2,291)
Increase in inventory held by the Company	(6,363)	(16,808)
(Increase) decrease in inventory held by others	(14)	88
Decrease in non-current portion of deferred cost of license revenue	133	165
(Decrease) increase in accounts payable, accrued expenses, other current liabilities	(7,216)	15,605
Increase in revenue interest liability interest payable	659	615
Decrease in current portion of deferred license revenue	(371)	—
Decrease in non-current portion of deferred license revenue	(1,893)	(2,357)
Increase (decrease) in deferred product revenue—Zanaflex tablets	168	(457)
Decrease in deferred product revenue—Zanaflex Capsules	(529)	(540)
Net cash used in operating activities	(12,122)	(24,027)
Cash flows from investing activities:
Purchases of property and equipment	(743)	(456)
Purchases of intangible assets	(164)	(6,612)
Purchases of short-term investments	(42,812)	(31,113)
Proceeds from maturities of short-term investments	99,500	96,750
Net cash provided by investing activities	55,781	58,569
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	392	4,108
Repayments of revenue interest liability	(235)	(232)
Net cash provided by financing activities	157	3,876
Net increase in cash and cash equivalents	43,816	38,418
Cash and cash equivalents at beginning of period	34,641	47,314
Cash and cash equivalents at end of period	$78,457	$85,732
Supplemental disclosure:
Cash paid for interest	429	541

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the “SEC”).

The Company finances its operations through a combination of issuance of equity securities, revenues from Ampyra and Zanaflex Capsules, loans, collaborations, and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. To the extent the Company’s capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail, Kaiser Permanente (Kaiser), and the U.S. Department of Veterans Affairs (VA). Ampyra is not

available in retail pharmacies. The Company applies the revenue recognition guidance in Staff Accounting Bulletin (SAB) 104 and does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA. As of March 31, 2011, inventory levels at specialty pharmacy providers that distribute Ampyra (excluding Kaiser and the specialty distributor to the VA) were approximately two weeks of their anticipated usage. The specialty pharmacy providers, Kaiser and the specialty distributor to the VA are contractually obligated to hold no more than 30 days of inventory.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated rebates, discounts and returns. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, Kaiser and the specialty distributor to the VA, an adjustment is recorded for estimated rebates, discounts and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, discounts and returns are established based on the contractual terms with customers, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

Based on the Company’s specialty distribution model where it sells to only 12 specialty pharmacies, Kaiser and the VA (through a specialty distributor), the inventory and prescription data it receives from these distributors, and returns experience of other specialty products with similar selling models, the Company has been able to make a reasonable estimate for product returns. At March 31, 2011, inventory levels at the specialty pharmacies (excluding Kaiser and the specialty distributor to the VA) represented approximately two weeks of their anticipated usage. The Company will accept returns of Ampyra for two months prior to and six months after the product expiration date. The Company will provide a credit for such returns to customers with whom we have a direct relationship. Once product is prescribed, it cannot be returned. The Company does not exchange product from inventory for the returned product.

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

Milestones and royalties

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.  The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement.  If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

Ampyra Inventory

Prior to regulatory approval of Ampyra in the three-month period ended March 31, 2010, the Company incurred expenses for the manufacture of bulk, unpackaged product of Ampyra that ultimately became available to support the commercial launch of this drug candidate. Until the necessary initial regulatory approval was received, we charged all such amounts to research and development expenses as there was no alternative future use prior to regulatory approval. As a result, our initial sales of Ampyra resulted in higher gross margins than if the inventory costs had not previously been expensed. Upon regulatory approval of Ampyra, the Company began capitalizing the commercial inventory costs associated with manufacturing with Elan and its second manufacturer, Patheon.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-17). ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, the Company has elected to implement ASU 2010-17 prospectively, and as a result, the effect of this guidance will be limited to future milestones. Adoption of this standard may have a material impact on the Company’s financial position or results of operations with regards to future milestones or arrangements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements (ASU 2010-13). This new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The Company adopted this new standard in the first quarter of 2011. It did not have an impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (ASU 2010-27). ASU 2010-27 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee would be presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective.  The Company adopted this new standard in the first quarter of 2011. It did not have an impact its consolidated financial statements.

(3) Share-based Compensation

During the three-month periods ended March 31, 2011 and 2010, the Company recognized share-based compensation expense of $3.8 million and $3.2 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2011 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2011 and 2010 were approximately $12.41 and $19.43, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month
	period ended March 31,
(In thousands)	2011	2010

Research and development	$1,103	$790
Selling, general and administrative	2,652	2,396
Total	$3,755	$3,186

A summary of share-based compensation activity for the three-month period ended March 31, 2011 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2011	4,084	$20.13
Granted	904	22.38
Cancelled	(33)	24.58
Exercised	(29)	13.59
Balance at March 31, 2011	4,926	$20.55	7.3	$24,415
Vested and expected to vest at March 31, 2011	4,786	$20.40	7.2	$24,306
Vested and exercisable at March 31, 2011	2,669	$16.01	5.8	$22,345

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2011	323
Granted	277
Vested	—
Forfeited	(3)
Nonvested at March 31, 2011	597

As of March 31, 2011, there was $44.1 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.8 years.

(4) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2011 and 2010:

(In thousands, except per share data)	Three-month period ended March 31, 2011	Three-month period ended March 31, 2010
Basic and diluted
Net loss	$(672)	$(21,115)
Weighted average common shares outstanding used in computing net loss per share—basic	38,781	38,021
Plus: net effect of dilutive stock options and restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	38,781	38,021
Net loss per share—basic	$(0.02)	$(0.56)
Net loss per share—diluted	$(0.02)	$(0.56)

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

For the three months ended March 31, 2011 and 2010, options to purchase 4,925,996 shares and 4,202,638 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2011 and 2010, 597,137 and 468,979 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

(5) Income Taxes

The Company had available federal net operating loss (NOL) carry-forwards of approximately $273.9 million and $266.9 million and state NOL carry-forwards of approximately $251.6 million and $261.0 million as of March 31, 2011 and December 31, 2010 respectively which may be available to offset future taxable income, if any. The federal losses are expected to expire between 2019 and 2031 while the state losses are expected to expire between 2012 and 2031. The Company also has research and development tax credit carry-forwards of approximately $4.0 million as of March 31, 2011, for federal income tax reporting purposes that may be available to reduce federal income taxes, if any, and expire in future years beginning in 2019.  The Company is no longer subject to federal or state income tax audits for tax years prior to 2006 however, such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 1999. The Company also has Alternative Minimum Tax credit carry-forwards of $0.2 million as of March 31, 2011, respectively.  Such credits can be carried forward indefinitely and have no expiration date.

At March 31, 2011 and December 31, 2010, the Company had a deferred tax asset of $153.7 million and $153.8 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its gross deferred tax assets as of and for all periods presented. As of March 31, 2011, management believes that it is more likely than not that the gross deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its gross deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. The Company’s Level 3 liability represents our put/call liability related to the Paul Royalty Fund (PRF) transaction. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2011. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three-month period ended March 31, 2011.

(In thousands)	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$78,457	$—	$—
Short-term investments	146,890	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	391

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

(In thousands)	Balance as of December 31, 2010	Realized (gains) losses included in net loss	Unrealized (gains) losses included in other comprehensive loss	Balance as of March 31, 2011
Liabilities Carried at Fair Value:
Put/call liability	$391	($—)	$—	$391

The Company estimates the fair value of our put/call liability using a discounted cash flow valuation technique. Using this approach, expected future cash flows are calculated over the expected life of the PRF agreement, are discounted to a single present value and then exercise scenario probabilities are applied. Some of the more significant assumptions made in the present value calculations include (i) the estimated Zanaflex revenue forecast and (ii) the likelihood of put/call exercise trigger events. Realized gain and losses are included in sales, general and administrative expenses.

The put/call liability has been classified as a Level 3 asset as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the security. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated Zanaflex revenue forecast and the likelihood of trigger events, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. The Company may be required to record losses in future periods.

(7) Short-Term Investments

The Company has determined that all of its short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2011
US Treasury bonds	$146,850	$40	$—	$146,890
December 31, 2010
US Treasury bonds	205,401	5	(18)	205,388

The contractual maturities of available-for-sale debt securities at March 31, 2011 and December 31, 2010 are within one year. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of March 31, 2011. Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $67.0 million and $23.5 million as of March 31, 2011 and December 31, 2010, respectively.

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

The Company considered the following deliverables with respect to the revenue recognition of the $110.0 million upfront payment:  (1) the license to use the Company’s technology, (2) the Collaboration Agreement to develop and commercialize licensed product in all countries outside the U.S., and (3) the Supply Agreement. The Supply Agreement is a contingent deliverable at the onset of the agreement.  The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Elan as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as we had determined this was the most probable expected benefit period. The Company recognized $2.3 million in license revenue, a portion of the $110.0 million received from Biogen Idec and $159,000 in cost of license revenue, a portion of the $7.7 million paid to Elan during the three-month period ended March 31, 2011.

On January 21, 2011 Biogen Idec announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) decided against approval of fampridine to improve walking ability in adult patients with multiple sclerosis.  Biogen Idec has appealed this opinion and requested a re-examination of the decision by the CHMP.  The Company changed the amortization period on a prospective basis during the three-month period ended March 31, 2011 by five months and currently estimates the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

(9) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2010. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

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

On January 22, 2010, the Company received marketing approval from the FDA for Ampyra triggering two milestone payments of $2.5 million to Elan and $750,000 to Rush-Presbyterian St. Luke’s Medical Center (Rush).  The Company made these milestone payments totaling $3.25 million and they were recorded as intangible assets in the consolidated financial statements during the three-month period ended March 31, 2010.

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

The Company agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. The FDA approval of Ampyra triggered the final milestone of $750,000 which was paid during the three-months ended March 31, 2010.  As of December 31, 2010, the Company had made an aggregate of $850,000 in milestone payments under this agreement.  As of March 31, 2011, the Company made or accrued royalty payments totaling $3.6 million.

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

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. As of March 31, 2011, the Company does not believe that there are any facts or circumstances that would indicate a need for changing the estimated remaining useful life of the Company’s intangible assets.

Intangible assets consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010	Estimated remaining useful lives as of March 31, 2011
Zanaflex Capsule patents	$19,350	$19,350	11 years
Zanaflex trade name	2,150	2,150	0 years
Ampyra milestones	3,250	3,250	6 years (1)
CSRO royalty buyout	3,000	3,000	6 years (1)
Website development costs	2,983	2,975	0-3 years
Website development costs-in process	157	—	0-3 years
	30,890	30,725
Less accumulated amortization	10,183	9,389
	$20,707	$21,336
(1) See Note 11 regarding subsequent event.

The Company recorded $794,000 and $581,000 in amortization expense related to these intangible assets in the three-month periods ended March 31, 2011 and 2010, respectively.

Estimated future amortization expense for intangible assets subsequent to December 31, 2010 for the next five years is as follows (in thousands):

2011	$3,184
2012	2,871
2013	2,532
2014	2,183
2015	2,183
$12,953

(11) Subsequent Event

 On April 19, 2011 the Company announced the United States Patent and Trademark Office (USPTO) has allowed U.S. Patent Application  No. 11/010,828 entitled “Sustained Release Aminopyridine Composition.”  The claims of the patent application relate to methods to improve walking in patients with multiple sclerosis (MS) by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. The patent that issues from this application, which will be eligible for listing in the U.S. Food and Drug Administration Orange Book, is set to expire in early February 2026, based on the USPTO’s calculated patent term adjustment of 413 days, which the Company is currently evaluating. The Company is currently evaluating the impact on the period for the amortization of the Ampyra intangible assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

Since we commenced operations in 1995, we have devoted substantially all of our resources to the identification, development and commercialization of novel therapies that improve neurological function in people with MS and other neurological disorders. Ampyra, the first product for which we completed clinical development, was approved by the FDA in January 2010 for the improvement of walking in people with MS. This was demonstrated by an increase in walking speed. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the U.S. in March 2010.  Net revenue for Ampyra was $46.8 million for the three months ended March 31, 2011 and $3.1 million for the three months ended March 31, 2010.  There was a 7.5% increase for the wholesale acquisition price of Ampyra effective March 4, 2011.

Our other marketed drug, Zanaflex Capsules, which we began marketing in 2005, is FDA-approved as a short-acting drug for the management of spasticity. Combined net revenue of Zanaflex Capsules and Zanaflex tablets, which we also sell, was $12.3 million for the three months ended March 31, 2010 and $12.2 million for the three months ended March 31, 2011.  Managed care organizations have increasingly established plans and programs to drive utilization of low-cost generic tizanidine hydrochloride tablets over higher-cost Zanaflex Capsules by making it more difficult for patients to obtain Zanaflex Capsules through restrictions and higher out-of-pocket (copay) costs.

Ampyra is being marketed in the U.S. through our own specialty sales force and commercial infrastructure, which is also responsible for sales and marketing of Zanaflex Capsules. We completed the expansion of our sales force in March 2010 and currently have approximately 100 sales representatives in the field calling on a priority target list of approximately 10,000 physicians.  We also have established teams of Regional Scientific Managers, Business Relations Directors, and Managed Markets account managers who provide information relating to Ampyra to physicians and payers.

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail, Kaiser Permanente (Kaiser), and the U.S. Department of Veterans Affairs (VA), and is supported by Ampyra Patient Support Services (APSS), a dedicated resource for healthcare providers and people with MS.  The distribution process through specialty pharmacies is well established within the MS community, and physicians and patients are familiar with this model.  Prior to the launch of Ampyra, we contracted with a third party organization with extensive experience in coordinating patient benefits to run APSS.  The customer care agents at Ampyra Patient Support Services are responsible for helping healthcare professionals process prescriptions, working with insurance carriers to facilitate coverage, and directing patients to available copay and patient assistance programs.  The process begins when a prescription is submitted by a physician to APSS.  Once this process is completed, the prescription is sent to a specialty pharmacy, which confirms the insurance benefits and mails the prescription directly to the patient. In some cases, the specialty pharmacy rather than APSS performs the insurance benefits investigation or receives a submitted prescription directly.

Processing of most incoming requests for prescriptions by APSS now begins within 24 hours of receipt. Patients will experience a range of times to receive their first shipment based on their insurance requirements. As with any new prescription product, patients who are members of benefit plans that have restrictive prior authorizations may experience delays in receiving their prescription.

Our Managed Markets account managers continue to meet with payers to provide information on Ampyra and discuss patient access. As of March 31, 2011, approximately 75% of commercially-insured individuals had no or limited prior authorizations (PAs) for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  As of March 31, 2011, approximately 20% of commercially-insured individuals were subject to more restrictive PAs, which may include requirements for multiple timed walk tests and/or EDSS (Expanded Disability Status Scale) score requirements to initiate therapy, and/or objective measures of ambulation improvement to reauthorize Ampyra therapy.  We estimate that, as of March 31, 2011, approximately 5% of commercially-insured individuals were blocked from receiving reimbursement for Ampyra.  Access figures were calculated based on the number of pharmacy lives reported by commercial healthcare plans.

As of March 31, 2011, inventory levels at the specialty pharmacy providers that distribute Ampyra (excluding Kaiser and the specialty distributor to the VA) were approximately two-weeks.  The specialty pharmacy providers, Kaiser and the specialty distributor to the VA are contractually obligated to hold no more than 30 days of inventory.

On May 5, 2011, the Company announced that net sales of Ampyra for the first quarter of 2011 were $46.8 million. Although this represented a decline in net sales in the first quarter compared to the fourth quarter of 2010, total prescriptions were flat quarter over quarter. The Company had originally believed that sales of Ampyra might decrease in the fourth quarter of 2010 due to the discontinuations from Ampyra therapy of some patients who were part of the initial large bolus of pent up demand for Ampyra early in the launch. Instead, sales were up in the fourth quarter and the expected decline in sales materialized early in the first quarter of 2011 primarily due to variability in the timing of orders by the specialty pharmacies.

As the Company disclosed in the fourth quarter, data from IMS Health, a provider of market intelligence to the pharmaceutical and healthcare industries, were not accurate in that quarter with regard to either the trends or the absolute volumes of total prescriptions (TRx) or new prescriptions (NRx). At the beginning of the year, IMS said that it had changed its methodology. As of the date of this filing, restated IMS weekly data for the first quarter of 2011 were accurate with regard to the trend for total prescriptions (TRx) of Ampyra but were not accurate regarding the trends for new prescriptions (NRx) or the absolute volumes of either total or new prescriptions. Quarter over quarter TRx trends also were not accurate between the fourth quarter of 2010 and first quarter of 2011.

The FDA granted Ampyra orphan drug status, which provides seven years of market exclusivity for the drug. In addition, we have issued patents that cover the formulation and use of Ampyra. We filed for patent term extension for Ampyra pursuant to the provisions of the Hatch-Waxman Act that allows for up to five additional years of patent protection based on the development timeline of a drug. Although we have applied to extend both Ampyra patents listed in the FDA Orange Book, we will ultimately need to select only one patent for extension, if both are granted.

In 2010, we received non-final rejection letters from the U.S. Patent and Trademark Office (USPTO) on two patent applications for Ampyra filed in late 2004 and early 2005. In November 2010, we timely responded to the letter regarding the 2005 application, and in March 2011 we timely responded to the letter regarding the 2004 application.  Subsequently, on April 19, 2011, the Company announced that USPTO has allowed U.S. Patent Application No. 11/010,828 entitled “Sustained Release Aminopyridine Composition,” the patent that was the subject of the 2004 application.  The claims of the patent application relate to methods to improve walking in patients with multiple sclerosis (MS) by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. The patent that issues from this application, which will be eligible for listing in FDA Orange Book, is set to expire in early February 2026, based on the USPTO’s calculated patent term adjustment of 413 days, which the Company is currently evaluating.

In November 2010, the European Patent Office (EPO) posted a Communication of Intention to Grant a Patent for a patent application we submitted with “composition for use” and other use claims directed to sustained release aminopyridine compositions for, among other things, increased walking speed, improving lower extremity muscle strength, or improving lower extremity muscle tone, in patients with MS.  We timely paid the grant fee for this application in March 2011.  A corresponding patent is currently under review by the USPTO.  The USPTO operates independently of the EPO, and the EPO’s decision should not be taken to indicate the outcome for the U.S. patent.

In June 2009, we entered into the Collaboration Agreement with Biogen Idec. In January 2010, Biogen Idec announced that it submitted a centralized Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and a New Drug Submission (NDS) to Health Canada for Ampyra, which is known outside the U.S. as fampridine.  In January 2011, the EMA’s Committee for Medicinal Products for Human Use (CHMP) decided against approval.  Biogen Idec has filed an appeal to request a re-examination of the decision by the CHMP.  We are working closely with Biogen Idec on a formal appeal of the decision.  The appeal process generally takes up to six months.  Biogen Idec received a Notice of Deficiency from Health Canada regarding its application for approval of Fampyra in Canada, to which it intends to respond.  Health Canada will have approximately a year to reply to that response.

We have three research and development programs focused on novel approaches to repair damaged components of the CNS. We believe all of our research and development programs—neuregulins, remyelinating antibodies and chondroitinase—have broad applicability and have the potential to be first-in-class therapies. While these programs have initially been focused on MS and spinal cord injury (SCI), we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that these programs may have applicability beyond the nervous system, including in the field of cardiology.

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

We have had significant operating losses since inception as a result of our focus on clinical and research and development activities and our goal of building an internal sales, managed markets and marketing organization in the U.S. We may incur losses for the next several years as we continue to support an expanded sales and marketing organization and other activities in connection with the commercialization of Ampyra and the advancement of our clinical and preclinical development programs. Our current guidance is for Ampyra 2011 full year net revenue to increase over the prior year to $205-$230 million. Selling, general and administrative (SG&A) expenses for the full year 2011 are currently expected to be $130-$140 million excluding share based compensation charges. SG&A will be primarily driven by commercial and administrative costs related to Ampyra. Research and development (R&D) expenses for the full year 2011 are currently expected to be $40-$45 million excluding share based compensation charges. R&D expenses in 2011 include post-marketing studies for Ampyra and continuing development expenses for our pipeline products, including Phase 1 clinical trials for GGF2.  The projected amounts of SG&A and R&D for the full year 2011 in this paragraph and elsewhere in this report are non-GAAP financial measures because they exclude share-based compensation charges.  Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP.  However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with our GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock.  We believe that non-GAAP financial measures that exclude share-based compensation charges help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding projected operating performance.  Also, management uses non-GAAP financial measures that exclude share-based compensation charges to establish budgets and operational goals, and to manage the Company’s business and to evaluate its performance.

We will also continue to explore opportunities to expand our pipeline through the potential in-licensing and/or acquisition of select products and technologies in neurology. We are interested in both clinical and commercial stage products, with a particular focus on Phase 2 product candidates and products that would reach the commercial stage in 2012 or beyond, although we are open to assessing compounds at other stages as well.

On April 19, 2011, Peder Jensen, M.D., was elected to the Company’s Board of Directors to replace Wise Young, Ph.D., M.D., who resigned from the Board on the same day.  Dr. Jensen has more than 24 years of global drug development experience in both pharmaceutical and biotechnology companies, across therapeutic areas including neurology, cardiovascular, anti-infective, oncology, and immunology.  Dr. Jensen’s experience includes over 20 years with Schering-Plough Corporation, the global pharmaceutical company, and then Merck & Co., Inc. after the merger of Schering-Plough with Merck in 2009.  During his tenure at Schering-Plough/Merck, Dr. Jensen held a number of global senior research and development positions, including most recently Corporate Senior Vice President, and General Manager, R&D for Japan and Asia/Pacific. Dr. Young, who served on the Company’s Board since the Company’s founding in 1995, will continue to advise the company in a consulting role as Special Scientific Advisor.

In August 2007, the Company received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an ANDA to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In October 2007, the

Company filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, Apotex) for patent infringement in relation to the filing of the ANDA by Apotex. The defendants answered the Company’s complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. The Company denied those counterclaims.  On July 2, 2010, the U.S. District Court held a Markman hearing to determine the interpretation of certain terms in the Company’s Zanaflex Capsules patent that is at issue in this litigation. The Court ruled favorably on a number of those terms, and the case is proceeding.  The court initially set a trial date of April 25, 2011, but has moved the trial date to May 9, 2011.

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

The Company accrues for amounts related to loss contingencies if it is probable that a liability has been incurred and the amount is reasonably estimable. As of March 31, 2011, there have been no accruals for loss contingencies aside from payments related to the litigation itself.

Results of Operations

Three-Month Period Ended March 31, 2011 Compared to March 31, 2010

Net Revenue

Ampyra

We recognize product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra of $46.8 million and $3.1 million for the three-month periods ended March 31, 2011 and 2010, respectively. There was a 7.5% increase for the wholesale acquisition price of Ampyra effective March 4, 2011.

Discounts and allowances which are included as an offset in net revenue consists of allowances for customer credits, including estimated chargebacks, rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  For the three-month period ended March 31, 2011 discounts and allowances also consisted of rebate allowances for the new Medicare Part D coverage gap (see also discussion under the “Healthcare Reform” header below).  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future and we incur costs incurred related to new Healthcare Reform Medicare rebates described under the “Healthcare Reform” header below.

Our current guidance is for Ampyra 2011 full year net revenue to increase over the prior year to $205-$230 million.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $12.2 million for the three-month period ended March 31, 2011, as compared to $12.3 million for the three-month period ended March 31, 2010. The decrease was due to a decrease in prescriptions due to increasing managed care pressure, among other factors offset by a 9% price increase for Zanaflex Capsules effective November 1, 2010. Sales of Zanaflex Capsules may decline in 2011.

Discounts and allowances which are included as an offset in net revenue consists of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Healthcare Reform

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that will affect our business. Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).   An estimate for the first quarter Ampyra donut hole rebates was recorded during the three-month period ended March 31, 2011.  We did not record anything for Zanaflex for the three-month period ended March 31, 2011 because we do not expect the amount for Zanaflex to be material.  We expect that the amounts of the donut hole rebates to be recorded for Ampyra in the three-month periods ending June 30, 2011 and September 30, 2011 will increase over the amount recorded for the three-month period ended March 31, 2011 as the number of patients subject to the donut hole increases over these quarters.

Also, beginning in 2011, the new healthcare reform legislation requires certain drug manufactures to pay a new excise drug fee.  It is based on certain government sales of certain branded prescription drug sales in 2009.  We believe this fee will not be material to our 2011 financial statements.

License and Royalty Revenue

The Company recognized $2.4 million in license and royalty revenue primarily related to the $110.0 million received from Biogen Idec in 2009 for the three-month periods ended March 31, 2011 and 2010.

On January 21, 2011 Biogen Idec announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) decided against approval of fampridine to improve walking ability in adult patients with multiple sclerosis.  Biogen Idec has appealed this opinion and requested a re-examination of the decision by the CHMP.  We changed the amortization period on a prospective basis during the three-month period ended March 31, 2011 by 5 months and currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Cost of Sales

Ampyra

We recorded cost of sales of $9.7 million for the three-month period ended March 31, 2011 as compared to $688,000 for the three-month period ended March 31, 2010. Cost of sales for the three-month period ended March 31, 2011 consisted primarily of $8.5 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended March 31, 2011 also consisted of $970,000 in royalty fees based on net sales, $225,000 in amortization of intangible assets, and $32,000 in period costs related to packaging, freight and stability testing.

Cost of sales for the three-month period ended March 31, 2010 consisted primarily of $525,000 in inventory costs related to recognized revenues.  Our launch stock inventory was received in bulk form prior to regulatory approval; therefore, the manufacturing cost associated with this inventory was classified as research and development expense as there was no alternative future use prior to regulatory approval. This expensed inventory represented approximately 8% of the total cost basis of our launch stock inventory.  The remaining packaged portion of the inventory cost was received after regulatory approval and thus capitalized.  This reduction to our cost basis effectively reduced our cost of sales related to recognized revenues by approximately $45,000 for the three-month period ended March 31, 2010.  Our reduced cost basis inventory was sold during the year ended December 31, 2010 and as of this date we are not carrying any launch inventory on our balance sheet with a reduced costs basis.

Cost of sales for the three-month period ended March 31, 2010 also consisted of $114,000 in amortization of intangible assets, and $50,000 in period costs related to packaging, freight and stability testing.

Zanaflex

We recorded cost of sales of $2.3 million for the three-month period ended March 31, 2011 as compared to $2.4 million for the three-month period ended March 31, 2010. Cost of sales for the three-month period ended March 31, 2011 consisted of $1.1 million in inventory costs primarily related to recognized revenues, $800,000 in royalty fees based on net product shipments, $321,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $67,000 in period costs related to freight and stability testing. Cost of sales for the three-month period ended March 31, 2010 consisted of $1.2 million in inventory costs primarily related to recognized revenues, $807,000 in royalty fees based on net product shipments, $321,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $49,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to the PRF transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Research and Development

Research and development expenses for the three-month period ended March 31, 2011 were $10.7 million as compared to $8.1 million for the three-month period ended March 31, 2010, an increase of approximately $2.6 million, or 33%. The increase was primarily attributable to clinical trial and statistical work of $2.9 million related to post-marketing clinical studies of Ampyra.  The increase was also attributable to an increase of $579,000 for work on our life cycle management program for Ampyra and an increase of $205,000 related to a Phase I GGF2 clinical trial.

The overall increase in research and development expenses was partially offset by a decrease related to a reduction in expenses allocated to research and development of $1.2 million for Ampyra manufacturing and stability work that was classified as research and development for the three-month period ended March 31, 2010 as it was incurred prior to FDA approval of the drug.

Research and development (R&D) expenses for the full year 2011 are currently expected to be $40-$45 million excluding share based compensation charges. R&D expenses in 2011 include post-marketing studies for Ampyra and continuing development expenses for our pipeline products, including Phase 1 clinical trials for GGF2.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2011 were $22.4 million compared to $16.9 million for the three-month period ended March 31, 2010, an increase of approximately $5.5 million or 33%. This increase was primarily attributable to an increase of $3.9 million in marketing, trade and distribution expenses, managed markets, and various activities associated with Ampyra as well as an increase in staff and compensation of $1.6 million resulting from the expansion of our field sales staff and the overall commercial department in order to support the Ampyra brand.

General and administrative expenses for the three-month period ended March 31, 2011 were $15.5 million compared to $9.9 million for the three-month period ended March 31, 2010, an increase of approximately $5.6 million, or 57%. This increase was the result of a $3.2 million increase in legal expenses primarily related to litigation and general and administrative staff and compensation expenses related to supporting the growth of the overall organization, an increase in costs related to Ampyra post-approval, safety expenses of $1.2 million, an increase in medical affairs expenses including educational programs and research of $954,000, and an increase in business development expenses of $188,000.

Selling, general and administrative (SG&A) expenses for the full year 2011 are currently expected to be $130-$140 million excluding share based compensation charges. SG&A will be primarily driven by commercial and administrative costs related to Ampyra.

Other Expense

Other expense was $996,000 for the three-month period ended March 31, 2011 compared to $1.0 million for the three-month period ended March 31, 2010. Other expense for the three-month period ended March 31, 2011 consisted of interest expense principally related to the PRF revenue interest agreement of $1.1 million and interest income of $140,000.  Other expense for the three-month period ended March 31, 2010 consisted of interest expense principally related to the PRF revenue interest agreement of $1.2 million and interest income of $204,000.

Liquidity and Capital Resources

We have incurred annual operating losses since inception and, as of March 31, 2011, we had an accumulated deficit of approximately $440.8 million. We have financed our operations primarily through private placements of our securities, public offerings of our common stock, our Collaboration and Licensing Agreement, sales of Zanaflex Capsules and Ampyra, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, EIS transferred these promissory notes to funds affiliated with Saints Capital. As of March 31, 2011, $3.8 million of these promissory notes plus $2.4 million of accrued interest was outstanding. The first of seven annual payments on this note was paid on the one year anniversary after Ampyra approval in January 2011.

On December 23, 2005, we entered into a revenue interest assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interest assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and an additional $5.0 million in February 2007 as our net revenues during the fiscal year 2006 exceeded $25.0 million. Under the terms of the amendment, we paid PRF two $5.0 million payments on December 1, 2009 and December 1, 2010.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues.  In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $5.3 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels reduce the accrued interest liability and the principal amount of the revenue interest liability.

Investment Activities

At March 31, 2011, cash and cash equivalents and short-term investments were approximately $225.3 million, as compared to $240.0 million at December 31, 2010. As of March 31, 2011, our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of March 31, 2011, our cash and cash equivalents were $78.5 million, as compared to $34.6 million as of December 31, 2010. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $146.9 million as of March 31, 2011, as compared to $205.4 million as of December 31, 2010.

Net Cash Used in Operations

Net cash used in operations was $12.1 million and $24.0 million for the three-month period ended March 31, 2011 and 2010, respectively. Cash used in operations for the three-month period ended March 31, 2011 was primarily attributable to a net decrease of 8.2 million due to changes in working capital items.  It was also attributable to an increase in inventory held by the Company of $6.4 million, an increase in accounts receivable of $1.5 million resulting from a slight increase in Zanaflex gross sales and the 7.5% price increase for Ampyra effective in March 2011, a decrease in the non-current portion of deferred license revenue of $1.9 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009, a net loss of $672,000, and a decrease in the current portion of this deferred license revenue of $371,000.  Cash used in operations for the three-month period ended March 31, 2011 was partially offset by a non-cash share-based compensation expense of $3.8 million, amortization of net premiums and discounts on short-term investments of $1.9 million, and depreciation and amortization of $1.1 million.

Cash used in operations for the three-month period ended March 31, 2010 was primarily attributable to a net loss of $21.1 million, an increase in inventory held by the Company of $16.8 million due to the launch of Ampyra, a decrease in the non-current portion of deferred cost of license revenue of $2.4 million, and an increase in accounts receivable of $2.2 million due to the launch of Ampyra.   Cash used in operations for the three-month period ended March 31, 2010, was partially offset by an increase of $13.0 million due to changes in working capital items,  a non-cash share-based compensation expense of $3.2 million, amortization of net premiums and discounts on short-term investments of $1.2 million, depreciation and amortization of $838,000, and a decrease in the non-current portion of deferred cost of license revenue of $165,000.

Net Cash Provided by Investing

Net cash provided by investing activities for the three-month period ended March 31, 2011 was $55.8 million, primarily due to $99.5 million in proceeds of short-term investments which was partially offset by $42.8 million in purchases of short-term investments and $907,000 in purchases of intangible assets and property and equipment.

Net Cash Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2011 was $157,000 due to $392,000 in net proceeds from option exercises which was offset by $235,000 in repayments to PRF.

Future Capital Needs

Our current guidance is for Ampyra 2011 full year net revenue to increase over the prior year to $205-$230 million. Selling, general and administrative (SG&A) expenses for the full year 2011 are currently expected to be $130-$140 million excluding share based compensation charges. SG&A will be primarily driven by commercial and administrative costs related to Ampyra. Research and development (R&D) expenses for the full year 2011 are currently expected to be $40-$45 million excluding share based compensation charges. R&D expenses in 2011 include post-marketing studies for Ampyra and continuing development expenses for our pipeline products, including Phase 1 clinical trials for GGF2.

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Ampyra and Zanaflex Capsules, the continued progress of our research and development activities, the timing and outcome of regulatory approvals, the amount and timing of milestone or other payments made or received under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights and acquisition or in-licensing of new products or compounds and development costs relating to those new products or compounds. We may continue to incur losses from operations as we continue to support our sales and marketing infrastructure for the commercialization of Ampyra and Zanaflex Capsules, increase our efforts to support for the sales of Ampyra, and continue our clinical development and advance our preclinical programs.

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

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the three-month period ended March 31, 2011, commitments related to the purchase of inventory consistent with our normal course of business decreased as compared to the three-month period ended December 31, 2010. As of March 31, 2011, we have inventory-related purchase commitments totaling approximately $15.7 million within the next year.

Under certain license agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain license agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $32.1 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2011, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail, Kaiser Permanente (Kaiser), and the U.S. Department of Veterans Affairs (VA). We recognize revenue by applying the guidance in Staff Accounting Bulletin (SAB) 104 which requires that we do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA. As of March 31, 2011, inventory levels at specialty pharmacy providers that distribute Ampyra (does not include Kaiser or the specialty distributor to the VA) represented approximately two weeks of their anticipated usage. The specialty pharmacy providers, Kaiser, and the specialty distributor to the VA are contractually obligated to hold no more than 30 days of inventory.

Our net revenues represent total revenues less allowances for customer credits, including estimated rebates, discounts and returns. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, Kaiser and the specialty distributor to the VA, an adjustment is recorded for estimated chargebacks, rebates, and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such reserves. In determining the amounts of certain allowances and accruals, we must make significant judgments and estimates. Allowances for rebates, discounts and returns are established based on the contractual terms with customers, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. Product shipping and handling costs are included in cost of sales.

Based on our specialty distribution model where we sell to only 12 specialty pharmacy providers, Kaiser and the specialty distributor to the VA, the data we receive from these distributors, and returns experience of other specialty products with similar selling models, we have been able to make a reasonable estimate for product returns. At March 31, 2011, inventory levels at the specialty pharmacy providers (this does not include Kaiser) represented approximately two weeks of their anticipated usage. The specialty pharmacy providers, Kaiser, and the specialty distributor to the VA have contractually agreed to hold no more than 30 days of inventory.  We will accept returns of Ampyra for two months prior to and six months after its expiration date.  We will provide a credit to customers with whom we have a direct relationship. Once our product is prescribed, it cannot be returned. We do not exchange product from inventory for the returned product.

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

We initiated a product recall for three lots of Zanaflex Capsules in February 2011 due to two reports of empty Zanaflex Capsules that had been distributed to pharmacies and sold to patients.  Returns of this recalled product are being charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.  Some shipments of Zanaflex Capsules during the three-month period ended March 31, 2011 were likely to replace this recalled product.  Under the terms of our agreement with Elan, they are responsible for the cost of replacing the inventory and any reasonable and actual costs and expenses that we incur in connection with the recall.

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

Ampyra Inventory

Prior to regulatory approval of Ampyra in 2010, the Company incurred expenses for the manufacture of several batches of Ampyra that ultimately became available to support the commercial launch of this drug candidate. Until the necessary initial regulatory approval was received, we charged all such amounts to research and development expenses. As a result, our initial sales of Ampyra resulted in higher gross margins than if the inventory costs had not previously been expensed. Upon regulatory approval of Ampyra, the Company began capitalizing the commercial inventory costs associated with manufacturing with Elan and at its second manufacturer, Patheon.

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

Research and Development

Research and development expenses include the costs associated with our internal research and development activities including, employee compensation and benefits, occupancy costs, and research and development conducted for us by third parties, such as sponsored university-based research, clinical trial vendors, contract manufacturing for our preclinical program, costs of materials used in clinical trials and depreciation of capital resources used to develop our products and regulatory consulting to support our products. In addition, research and development expenses include expenses related to grant revenue, the cost of clinical trial drug supply shipped to our clinical study vendors and the cost of Ampyra inventory received up until regulatory approval. We account for our clinical study costs by estimating the patient cost per visit in each clinical trial and recognizing this cost as visits occur, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations.  With respect to previously established clinical study accruals in prior periods, for the three-month periods ended March 31, 2011 we did not make any significant adjustments to our clinical study costs. All research and development costs are expensed as incurred except when we are accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed ratably over the period the research and development activity is performed.

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

We recorded a $117,000 provision for income taxes for the three-month period ended March 31, 2011.  We did not record any tax provision or benefit for the three-month period ended March 31, 2010. We have provided a valuation allowance for the full amount of our gross deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at March 31, 2011.

As of March 31, 2011, we had available federal net operating loss carry-forwards of approximately $273.9 million and state net operating carry-forwards of approximately $251.6 million, which may be available to offset future taxable income, if any. The federal losses are expected to expire between 2019 and 2031 while the state losses are expected to expire between 2012 and 2031.  We also have research and development tax credit carry-forwards of approximately $4.0 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2019. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry- forwards may be limited.

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

We have based our current assumptions on the following:

Assumption	Method of estimating
•Estimated expected term of options	•Historical term data
•Expected volatility	•Combination of historic volatility of our common stock since October 1, 2006 and the historic volatility of the stock of our peer companies
•Risk-free interest rate	•Yields of U.S. Treasury securities corresponding with the expected life of option grants
•Forfeiture rates	•Historical forfeiture data

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at March 31, 2011.

We have cash equivalents and short-term investments at March 31, 2011, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2011. At March 31, 2011, we held $225.3 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 0.04%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2011, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to achieve their stated purpose.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations, and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2007, the defendants answered the Company’s complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. The Company denied those counterclaims.  On July 2, 2010, the U.S. District Court held a Markman hearing to determine the interpretation of certain terms in the Company’s Zanaflex Capsules patent that is at issue in this litigation. The Court ruled favorably on a number of those terms, and the case is proceeding.  The Court initially set a trial date of April 25, 2011, but has moved the trial date to May 9, 2011.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by the information in this Item 1A, all of which could materially affect our business, financial condition or future results. The risks described or referred to herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Following is the restated text of an individual risk factor that was published in our 2010 Annual Report on Form 10-K.  We have made modifications to this risk factor that may be material.

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

Even if our suppliers or manufacturing methods are in compliance with applicable requirements, we may encounter problems with the manufacture of our products. To investigate and/or resolve these problems, we may be required to withdraw or recall product and interrupt commercial supply of our products.  These events could increase our costs, cause us to lose revenue, and damage our reputation.  We are required to submit field alert reports to the FDA if we learn of certain reported problems with our products, and we are required to investigate the causes of the reported problems.  For example, in February 2011, we filed a field alert report with the FDA pertaining to two reports of empty Zanaflex Capsules that had been distributed to pharmacies and sold to patients.  In March 2011, after investigation of the issue and discussion with the FDA, we implemented a Class II, Level II Recall of three lots of Zanaflex Capsules.  The FDA agreed with our proposal to conduct a phased approach of recalling product from our wholesalers and then from our retailers in order to appropriately address the issue and to mitigate an out-of-stock situation. In addition, in April 2011, we filed a field alert with the FDA pertaining to two reports that empty Ampyra bottles had been distributed to a specialty pharmacy and sold to patients.  We are currently investigating the cause of the reported problems and, depending on the results of the investigation and other factors, further action may be required.

Item 5.  Other Information

We are party to a License Agreement, dated February 3, 2003, with Cornell Research Foundation, Inc.  On May 5, 2011, we delivered written notice to Cornell terminating the License Agreement.  Pursuant to the License Agreement, the termination is effective 45 days after the notice.

Item 6.  Exhibits

10.14*	Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc.
10.41*	License Agreement, dated as of December 19, 2003, by and among the Registrant, Cambridge University Technical Services Limited, and King’s College London.
10.59*	Development and Supplemental Agreement between Elan Pharma International Limited and the Registrant dated January 14, 2011.
10.60*	Amendment #1 to License Agreement among the Registrant, Cambridge Enterprise Limited (formerly Cambridge University Technical Services Limited), and Kings College London dated as of March 4, 2011.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: May 9, 2011		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ David Lawrence
Date: May 9, 2011		David Lawrence, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.14*	Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc.
10.41*	License Agreement, dated as of December 19, 2003, by and among the Registrant, Cambridge University Technical Services Limited, and King’s College London.
10.59*	Development and Supplemental Agreement between Elan Pharma International Limited and the Registrant dated January 14, 2011.
10.60*	Amendment #1 to License Agreement among the Registrant, Cambridge Enterprise Limited (formerly Cambridge University Technical Services Limited), and Kings College London dated as of March 4, 2011.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”