Form 10-Q/A
period 2011-03-31
ACORDA THERAPEUTICS INC
filed 2011-07-20
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Acorda Therapeutics, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Form 10-Q for the quarter ended March 31, 2011, which was originally filed with the Securities and Exchange Commission on May 9, 2011 (the “Original Filing”) to update certain exhibits that were filed with the Original Filing.  Except as otherwise stated herein, no other information contained in the Original Filing is being updated by this Amendment, and no disclosures have been updated in this Amendment to reflect events that occurred since the filing of the Original Filing.

Item 6.  Exhibits

10.14	Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc.
10.41	License Agreement, dated as of December 19, 2003, by and among the Registrant, Cambridge University Technical Services Limited, and King’s College London.
10.59*†	Development and Supplemental Agreement between Elan Pharma International Limited and the Registrant dated January 14, 2011.
10.60*†	Amendment #1 to License Agreement among the Registrant, Cambridge Enterprise Limited (formerly Cambridge University Technical Services Limited), and Kings College London dated as of March 4, 2011.
31.1††	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2††	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1†	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**†	XBRL Instance Document
101.SCH**†	XBRL Taxonomy Extension Schema Document
101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”

†   Previously filed with the Original Filing.

†† Required certifications pursuant to Rule 13a-14(a) were previously filed with the Original Filing.  This Amendment No. 1 on Form 10-Q/A includes additional certifications required pursuant to Rule 13a-14(a), reflecting the content of this Amendment No. 1 on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: July 20, 2011		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ David Lawrence
Date: July 20, 2011		David Lawrence, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.14	Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc.
10.41	License Agreement, dated as of December 19, 2003, by and among the Registrant, Cambridge University Technical Services Limited, and King’s College London.
31.1††	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2††	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

††  Required certifications pursuant to Rule 13a-14(a) were previously filed with the Original Filing.  This Amendment No. 1 on Form 10-Q/A includes additional certifications required pursuant to Rule 13a-14(a), reflecting the content of this Amendment No. 1 on Form 10-Q/A.