Form 10-Q
period 2011-06-30
ACORDA THERAPEUTICS INC
filed 2011-08-08
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $0.001 par value per share	39,657,681 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  our ability to successfully market and sell Ampyra in the U.S. and to successfully market Zanaflex Capsules; third party payers (including governmental agencies) may not reimburse for the use of Ampyra at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of Ampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; the ability to obtain additional financing to support our operations; and unfavorable results from our research and development programs. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and in our Annual Report on Form 10-K for the year ended December 31, 2010, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,635	$34,641
Restricted cash	302	302
Short-term investments	179,565	205,389
Trade accounts receivable, net	23,416	22,272
Prepaid expenses	7,457	6,413
Finished goods inventory held by the Company	40,080	36,232
Finished goods inventory held by others	2,065	2,186
Other current assets	4,333	3,734
Total current assets	305,853	311,169
Property and equipment, net of accumulated depreciation	3,543	3,203
Intangible assets, net of accumulated amortization	20,502	21,336
Non-current portion of deferred cost of license revenue	5,759	6,050
Other assets	438	343
Total assets	$336,095	$342,101
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,706	$16,961
Accrued expenses and other current liabilities	24,998	34,122
Deferred product revenue—Zanaflex tablets	9,819	9,526
Deferred product revenue—Zanaflex Capsules	19,055	21,770
Current portion of deferred license revenue	9,057	9,429
Current portion of revenue interest liability	1,797	1,297
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	82,576	94,249
Non-current portion of deferred license revenue	82,271	86,429
Put/call liability	374	391
Non-current portion of revenue interest liability	2,986	3,586
Non-current portion of convertible notes payable	5,136	6,185
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2011 and December 31, 2010; issued and outstanding 39,106,856 and 38,779,370 shares as of June 30, 2011 and December 31, 2010, respectively	39	39
Treasury stock at cost (12,420 shares at June 30, 2011 and December 31, 2010)	(329)	(329)
Additional paid-in capital	603,973	591,650
Accumulated deficit	(441,043)	(440,086)
Accumulated other comprehensive income	112	(13)
Total stockholders’ equity	162,752	151,261
Total liabilities and stockholders’ equity	$336,095	$342,101

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2011	Three-month period ended June 30, 2010	Six-month period ended June 30, 2011	Six-month period ended June 30, 2010
Revenues:
Gross product sales	$69,217	$43,443	$134,424	$60,697
Less: discounts and allowances	(6,339)	(2,965)	(12,621)	(4,828)
Net sales	62,878	40,478	121,803	55,869
License and royalty revenue	2,398	2,357	4,759	4,714
Total net revenues	65,276	42,835	126,562	60,583

Costs and expenses:
Cost of sales	12,048	7,832	24,098	10,908
Research and development	12,008	6,596	22,716	14,658
Selling, general and administrative	40,300	34,112	78,387	60,826
Total operating expenses	64,356	48,540	125,201	86,392
Operating income (loss)	920	(5,705)	1,361	(25,809)
Other expense (net):
Interest and amortization of debt discount expense	(1,276)	(1,194)	(2,412)	(2,408)
Interest income	133	135	273	339
Total other expense (net)	(1,143)	(1,059)	(2,139)	(2,069)
Loss before taxes	(223)	(6,764)	(778)	(27,878)
Provision for income taxes	(62)	—	(179)	—
Net loss	$(285)	$(6,764)	$(957)	$(27,878)
Net loss per share—basic	$(0.01)	$(0.18)	$(0.02)	$(0.73)
Net loss per share—diluted	$(0.01)	$(0.18)	$(0.02)	$(0.73)
Weighted average common shares outstanding used in computing net loss per share—basic	38,937	38,306	38,859	38,164
Weighted average common shares outstanding used in computing net loss per share—diluted	38,937	38,306	38,859	38,164

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2011	Six-month period ended June 30, 2010
Cash flows from operating activities:
Net loss	$(957)	$(27,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	8,791	7,770
Amortization of net premiums and discounts on short-term investments	3,460	2,074
Amortization of revenue interest issuance cost	63	58
Depreciation and amortization expense	2,175	1,781
Gain on put/call liability	(17)	(319)
Changes in assets and liabilities:
Increase in accounts receivable	(1,145)	(12,187)
Increase in prepaid expenses and other current assets	(1,643)	(845)
Increase in inventory held by the Company	(3,848)	(13,361)
Decrease in inventory held by others	121	239
Decrease in non-current portion of deferred cost of license revenue	291	330
Increase in other assets	(157)	—
Decrease in accounts payable, accrued expenses, other current liabilities	(10,418)	(2,018)
Increase in revenue interest liability interest payable	840	560
Decrease in current portion of deferred license revenue	(371)	—
Decrease in non-current portion of deferred license revenue	(4,157)	(4,714)
Increase (decrease) in deferred product revenue—Zanaflex tablets	293	(583)
Decrease in deferred product revenue—Zanaflex Capsules	(2,715)	(955)
Net cash used in operating activities	(9,394)	(50,048)
Cash flows from investing activities:
Purchases of property and equipment	(1,081)	(1,374)
Purchases of intangible assets	(612)	(6,795)
Purchases of short-term investments	(135,511)	(124,665)
Proceeds from maturities of short-term investments	158,000	206,500
Net cash provided by investing activities	20,796	73,666
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	3,533	5,572
Repayments of revenue interest liability	(941)	(836)
Net cash provided by financing activities	2,592	4,736
Net increase in cash and cash equivalents	13,994	28,354
Cash and cash equivalents at beginning of period	34,641	47,314
Cash and cash equivalents at end of period	$48,635	$75,668
Supplemental disclosure:
Cash paid for interest	1,477	1,737

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

The Company finances its operations through a combination of issuance of equity securities, revenues from Ampyra and Zanaflex Capsules and Zanaflex tablets (collectively “Zanaflex”), loans, collaborations, and, to a lesser extent, grants. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed to fund its development and commercialization efforts. To the extent the Company’s capital resources are insufficient to meet future operating requirements, the Company will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund its operations. The Company may be unable to obtain additional debt or equity financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail its sales and marketing efforts, delay, reduce the scope of or eliminate some of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail, Kaiser Permanente (Kaiser), and the U.S. Department of Veterans Affairs (VA). Ampyra is not available in retail pharmacies. The Company applies the revenue recognition guidance in Staff Accounting Bulletin (SAB) 104 and does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA. As of June 30, 2011, inventory levels at specialty pharmacy providers that distribute Ampyra (excluding Kaiser and the specialty distributor to the VA) were approximately two weeks of their anticipated usage. The specialty pharmacy providers, Kaiser and the specialty distributor to the VA are contractually obligated to hold no more than 30 days of inventory.

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

Based on the Company’s specialty distribution model where it sells to only 12 specialty pharmacies, Kaiser and the VA (through a specialty distributor), the inventory and prescription data it receives from these distributors, and returns experience of other specialty products with similar selling models, the Company has been able to make a reasonable estimate for product returns. At June 30, 2011, inventory levels at the specialty pharmacies (excluding Kaiser and the specialty distributor to the VA) represented approximately two weeks of their anticipated usage. The Company will accept returns of Ampyra for two months prior to and six months after the product expiration date. The Company will provide a credit for such returns to customers with whom we have a direct relationship. Once product is prescribed, it cannot be returned. The Company does not exchange product from inventory for the returned product.

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

 (3) Share-based Compensation

During the three-month periods ended June 30, 2011 and 2010, the Company recognized share-based compensation expense of $5.0 million and $4.6 million, respectively. During the six-month periods ended June 30, 2011 and 2010, the Company recognized share-based compensation expense of $8.8 million and $7.8 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2011 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2011 and 2010 were approximately $16.46 and $19.12, respectively.  The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2011 and 2010 were approximately $13.09 and $19.36, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month		For the six-month
	period ended June 30,		period ended June 30,
(In millions)	2011	2010	2011	2010

Research and development	$1.5	$1.4	$2.6	$2.2
Selling, general and administrative	3.5	3.2	6.2	5.6
Total	$5.0	$4.6	$8.8	$7.8

A summary of share-based compensation activity for the six-month period ended June 30, 2011 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2011	4,084	$20.13
Granted	1,087	23.66
Cancelled	(88)	24.84
Exercised	(305)	11.57
Balance at June 30, 2011	4,778	$21.39	7.3	$53,292
Vested and expected to vest at June 30, 2011	4,665	$21.28	7.2	$52,543
Vested and exercisable at June 30, 2011	2,598	$17.31	5.9	$39,316

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2011	324
Granted	277
Vested	(22)
Forfeited	(13)
Nonvested at June 30, 2011	566

As of June 30, 2011, there was $41.5 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.6 years.

(4) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2011 and 2010:

(In thousands, except per share data)	Three-month period ended June 30, 2011	Three-month period ended June 30, 2010	Six-month period ended June 30, 2011	Six-month period ended June 30, 2010
Basic and diluted
Net loss	$(285)	$(6,764)	$(957)	$(27,878)
Weighted average common shares outstanding used in computing net loss per share—basic	38,937	38,306	38,859	38,164
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	38,937	38,306	38,859	38,164
Net loss per share—basic	$(0.01)	$(0.18)	$(0.02)	$(0.73)
Net loss per share—diluted	$(0.01)	$(0.18)	$(0.02)	$(0.73)

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

For the three and six months ended June 30, 2011 and 2010, options to purchase 4,777,738 shares and 4,318,789 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2011 and 2010, 565,615 and 523,374 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

(5) Income Taxes

The Company had available federal net operating loss (NOL) carry-forwards of approximately $273.8 million and $266.9 million and state NOL carry-forwards of approximately $250.2 million and $261.0 million as of June 30, 2011 and December 31, 2010 respectively which may be available to offset future taxable income, if any. The federal losses are expected to expire between 2019 and 2031 while the state losses are expected to expire between 2012 and 2031. The Company also has research and development tax credit carry-forwards of approximately $4.3 million as of June 30, 2011, for federal income tax reporting purposes that may be available to reduce federal income taxes, if any, and expire in future years beginning in 2019.  The Company is no longer subject to federal or state income tax audits for tax years prior to 2006 however, such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 1999. The Company also has Alternative Minimum Tax credit carry-forwards of $0.2 million as of June 30, 2011, respectively.  Such credits can be carried forward indefinitely and have no expiration date.

At June 30, 2011 and December 31, 2010, the Company had a deferred tax asset of $154.1 million and $153.8 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and expects to incur substantial losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards.  The Company has experienced various ownership changes as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above mentioned factors, the Company has not recognized its gross deferred tax assets as of and for all periods presented. As of June 30, 2011, management believes that it is more likely than not that the gross deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its gross deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. The Company’s Level 3 liability represents our put/call liability related to the Paul Royalty Fund (PRF) transaction. No changes in valuation techniques or inputs occurred during the three months ended June 30, 2011. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six-month period ended June 30, 2011.

(In thousands)	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$48,635	$—	$—
Short-term investments	179,565	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	374

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

(In thousands)	Balance as of December 31, 2010	Realized (gains) losses included in net loss	Unrealized (gains) losses included in other comprehensive loss	Balance as of June 30, 2011
Liabilities Carried at Fair Value:
Put/call liability	$391	$(17)	$—	$374

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

(7) Short-Term Investments

The Company has determined that all of its short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2011
US Treasury bonds	$179,453	$112	$—	$179,565
December 31, 2010
US Treasury bonds	205,402	5	(18)	205,389

The contractual maturities of available-for-sale debt securities at June 30, 2011 and December 31, 2010 are within one year. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of June 30, 2011. Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $38.9 million and $23.5 million as of June 30, 2011 and December 31, 2010, respectively.

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

The Company considered the following deliverables with respect to the revenue recognition of the $110.0 million upfront payment:  (1) the license to use the Company’s technology, (2) the Collaboration Agreement to develop and commercialize licensed product in all countries outside the U.S., and (3) the Supply Agreement. Due to the inherent uncertainty in obtaining regulatory approval, the applicability of the Supply Agreement is outside the control of the Company and Biogen Idec. Accordingly, we have determined the Supply Agreement is a contingent deliverable at the onset of the agreement.  As a result, we have determined the Supply Agreement does not meet the definition of a deliverable that needs to be accounted for at the inception of the arrangement. The Company has also determined that there is no significant and incremental discount related to the supply agreement since Biogen Idec will pay the same amount for inventory that the Company would pay and the Company effectively acts as a middle man in the arrangement for which it adds no significant value due to various factors such as the Company does not have any manufacturing capabilities or other knowhow with respect to the manufacturing process.

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Elan as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as we had determined this was the most probable expected benefit period. The Company recognized $2.3 million and $4.5 million in license revenue, a portion of the $110.0 million received from Biogen Idec and $159,000 and $317,000 in cost of license revenue, a portion of the $7.7 million paid to Elan during the three and six-month periods ended June 30, 2011, respectively.

On January 21, 2011 Biogen Idec announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) decided against approval of fampridine to improve walking ability in adult patients with multiple sclerosis.  Biogen Idec, working closely with the Company, filed a formal appeal of the decision.  In May 2011, the CHMP recommended conditional marketing authorization of, and in July 2011 Biogen Idec received conditional approval from the European Commission for, Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7). The Company changed the amortization period on a prospective basis during the three-month period ended March 31, 2011 by five months and currently estimates the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

(9) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2010. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

In June 2011, the Company entered into a 15 year lease for an aggregate of approximately 138,000 square feet of laboratory and office space in Ardsley, New York.  The Company plans to relocate its corporate headquarters, and all employees based at its Hawthorne, NewYork location, to the Ardsley facility.  The company anticipates taking possession of the new space in June 2012, subject to completion of certain improvements to the facility prior to the Company’s occupancy.  The commencement of the term would be deferred in the case of certain delays in the completion of those improvements.  The Company has options to extend the term of the lease for three additional five-year periods, and the Company has an option to terminate the lease after 10 years subject to payment of an early termination fee.  Also, the Company has rights to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  The Company’s extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that the Company not be in default under the lease.  The lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to the Company’s occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges.  The base rent will initially be $3.4 million per year, and will be subject to a 2.5% annual increase.

In June 2011, the Company licensed worldwide development and commercialization rights to a proprietary magnesium formulation from Medtronic, Inc., which will be referred to as AC105. The Company made a $3 million upfront payment to Medtronic during the three-month period ended June 30, 2011 and recorded the expense as research and development expense.  The Company will make up to $32 million in regulatory and development milestone payments, if achieved. A single-digit sales royalty will also be paid by the Company to Medtronic if AC105 is commercialized by the Company.

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

The Company agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. The FDA approval of Ampyra triggered the final milestone of $750,000 which was paid during the three-months ended March 31, 2010.  As of December 31, 2010, the Company had made an aggregate of $850,000 in milestone payments under this agreement.  As of June 30, 2011, the Company made or accrued royalty payments totaling $4.6 million.

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

On April 19, 2011 the Company announced the United States Patent and Trademark Office (USPTO) allowed U.S. Patent Application No. 11/010,828 entitled “Sustained Release Aminopyridine Composition.”  The claims of the patent application relate to methods to improve walking in patients with multiple sclerosis (MS) by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. The patent that issues from this application, which will be eligible for listing in the FDA Orange Book, has been accorded an initial patent term adjustment by the USPTO of 298 days, extending its term to early October 2025.  We believe that when the USPTO issues its final calculation of patent term adjustment, shortly before issuance, the patent will be entitled to additional patent term adjustment, extending its term into 2026. As a result, the Company re-evaluated the useful life of the Ampyra milestones and Ampyra CSRO royalty buyout intangible assets and the revised estimated remaining useful lives of the assets are presented in the table below.
Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and websites focused on the MS community.

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. As of June 30, 2011, the Company does not believe that there are any facts or circumstances that would indicate a need for changing the estimated remaining useful life of the Company’s intangible assets other than the Ampyra related intangible assets mentioned above.

Intangible assets consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010	Estimated remaining useful lives as of June 30, 2011
Zanaflex Capsule patents	$19,350	$19,350	10 years
Zanaflex trade name	2,150	2,150	0 years
Ampyra milestones	3,250	3,250	15 years
CSRO royalty buyout	3,000	3,000	9 years
Website development costs	3,030	2,975	0-3 years
Website development costs-in process	557	—	3 years
	31,337	30,725
Less accumulated amortization	10,835	9,389
	$20,502	$21,336

The Company recorded $1.4 million and $1.3 million in amortization expense related to these intangible assets in the six-month periods ended June 30, 2011 and 2010, respectively.

Estimated future amortization expense for intangible assets subsequent to December 31, 2010 for the next five years is as follows (in thousands):

2011	$2,902
2012	2,593
2013	2,319
2014	1,767
2015	1,756
$11,337

(11) Subsequent Event

In July 2011 Biogen Idec received conditional approval from the European Commission for Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7).  As part of its ex-U.S. license agreement, Biogen Idec will pay Acorda royalties based on ex-U.S. net sales, and milestones based on new indications and ex-U.S. net sales.  These milestones include the $25 million payment for successful license of the product in the European Union due in August 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

Since we commenced operations in 1995, we have devoted substantially all of our resources to the identification, development and commercialization of novel therapies that improve neurological function in people with MS and other neurological disorders. Ampyra, the first product for which we completed clinical development, was approved by the U.S. Food and Drug Administration (FDA) in January 2010 for the improvement of walking in people with MS. This was demonstrated by an increase in walking speed. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the U.S. in March 2010.  Net revenue for Ampyra was $98.6 million for the six months ended June 30, 2011 and $31.0 million for the six months ended June 30, 2010.  There was a 7.5% increase for the wholesale acquisition price of Ampyra effective March 4, 2011.

Our other marketed drug, Zanaflex Capsules, which we began marketing in 2005, is FDA-approved as a short-acting drug for the management of spasticity. Combined net revenue of Zanaflex Capsules and Zanaflex tablets, which we also sell, was $23.2 million for the six months ended June 30, 2011 and $24.8 million for the six months ended June 30, 2010.  Managed care organizations have increasingly established plans and programs to drive utilization of low-cost generic tizanidine hydrochloride tablets over higher-cost Zanaflex Capsules by making it more difficult for patients to obtain Zanaflex Capsules through restrictions and higher out-of-pocket (copay) costs.

Ampyra is being marketed in the U.S. through our own specialty sales force and commercial infrastructure, which is also responsible for sales and marketing of Zanaflex Capsules. We currently have approximately 100 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Regional Scientific Managers, Business Relations Directors, and Managed Markets account managers who provide information relating to Ampyra to physicians and payers.

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

Our Managed Markets account managers continue to meet with payers to provide information on Ampyra and discuss patient access. As of June 30, 2011, approximately 75% of commercially-insured individuals had no or limited prior authorizations (PAs) for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  As of June 30, 2011, approximately 20% of commercially-insured individuals were subject to more restrictive PAs, which may include requirements for multiple timed walk tests and/or EDSS (Expanded Disability Status Scale) score requirements to initiate therapy, and/or objective measures of ambulation improvement to reauthorize Ampyra therapy.  We estimate that, as of June 30, 2011, approximately 5% of commercially-insured individuals were blocked from receiving reimbursement for Ampyra.  Access figures were calculated based on the number of pharmacy lives reported by commercial healthcare plans.  Aetna, one of the largest national health plans in the country that provides pharmacy benefits, now has listed AMPYRA as a preferred drug on their commercial formulary beginning August 1.  With this addition to United Healthcare and Cigna, three of the largest national health plans in the U.S. now have AMPYRA in the preferred tiers of the commercial formulary.

As of June 30, 2011, inventory levels at the specialty pharmacy providers that distribute Ampyra (excluding Kaiser and the specialty distributor to the VA) were approximately two-weeks.  The specialty pharmacy providers, Kaiser and the specialty distributor to the VA are contractually obligated to hold no more than 30 days of inventory.

For the quarter ended June 30, 2011, as for the prior quarter, IMS Health tracked total prescription trends, though not volume, accurately. Since it appears that IMS Health has been accurately tracking total prescription trends, in future quarters we expect to provide quarterly net revenue and do not plan on commenting on prescription data from IMS Health or other data services.

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

On April 19, 2011, the Company announced that the U.S. Patent and Trademark Office (USPTO) has allowed U.S. Patent Application No. 11/010,828 entitled “Sustained Release Aminopyridine Composition”.  The claims of the patent application relate to methods to improve walking in patients with multiple sclerosis (MS) by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. The patent that issues from this application, which will be eligible for listing in the FDA Orange Book, has been accorded initial patent term adjustment by the USPTO of 298 days, extending its term to early October 2025.  We believe that when the USPTO issues its final calculation of patent term adjustment, shortly before issuance, the patent will be entitled to additional patent term adjustment, extending its term into 2026.  With respect to a different patent application for Ampyra filed in early 2005, in 2010, we received a non-final rejection from the USPTO.  In March 2011 we timely responded to the non-final rejection regarding that application.  We are awaiting the USPTO’s response.

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

In June 2009, we entered into the Collaboration Agreement with Biogen Idec. In January 2010, Biogen Idec announced that it submitted a centralized Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and a New Drug Submission (NDS) to Health Canada for Ampyra, which is known outside the U.S. as fampridine.  In January 2011, the EMA’s Committee for Medicinal Products for Human Use (CHMP) decided against approval.  Biogen Idec, working closely with us, filed a formal appeal of the decision.  In May 2011, the CHMP recommended conditional marketing authorization of, and in July 2011 Biogen Idec received conditional approval from the European Commission for, Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7).  As part of its ex-U.S. license agreement, Biogen Idec will pay Acorda royalties based on ex-U.S. net sales, and milestones based on new indications and ex-U.S. net sales.  These milestones include the current $25 million payment for successful license of the product in the European Union.  The next expected milestone would be $15 million, due when ex-U.S. net sales reach $100 million over four consecutive quarters.  Biogen Idec received a Notice of Deficiency from Health Canada regarding its application for approval of Fampyra in Canada and it responded to the Notice of Deficiency in April 2011.  Health Canada will have approximately a year to reply to that response.  In May 2011, Fampyra was approved for use in Australia by the Australian Therapeutic Goods Administration.

In June 2011, we entered into a License Agreement with Medtronic, Inc. and one of its affiliates pursuant to which we licensed from them worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol, which we will refer to as AC105.  We plan to study AC105 as an acute treatment for patients who have suffered neurological trauma, such as spinal cord injury (SCI) and traumatic brain injury (TBI).  Under the License Agreement, we made a $3 million upfront payment and we will make up to $32 million in regulatory and development milestone payments. We will also pay a single-digit sales royalty if we commercialize AC105. Our development and commercialization rights are exclusive in all fields (including SCI, TBI and stroke) for certain formulations of the licensed compound.  For other formulations, our rights are exclusive for indications of interest to us, including SCI,

TBI, stroke and all other traumatic and ischemic central nervous system indications, while Medtronic and its affiliate have non-exclusive (with Acorda) development rights in specific areas, including certain areas of pain and musculoskeletal indications.

During a traumatic neurological injury, depletion of magnesium at the site of injury has been shown to contribute to tissue injury and lesion development.  AC105 addresses this issue by formulating magnesium in such a way that the magnesium is delivered to the central nervous system.  AC105 has been shown to reduce lesion size and enhance recovery in animal models of SCI.  AC105 has been shown to be safe and tolerable in a small number of healthy normal subjects in phase 1 human trials.

We have three other research and development programs focused on novel approaches to limit and repair damage to components of the CNS: neuregulins, remyelinating antibodies and chondroitinase. We believe our existing research and development programs and the new AC105 program have broad applicability and have the potential to be first-in-class therapies. While our existing programs have been focused on MS and spinal cord injury, we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that some of our research and development programs may have applicability beyond the nervous system, including in the field of cardiology.

In March 2010, we filed an Investigational New Drug (IND) application for Glial Growth Factor 2 (GGF2), the lead product candidate for our neuregulins program, as a therapy for heart failure, and in April 2010 the IND became effective. In December 2010, the first patient was enrolled in the first clinical trial of GGF2.  Acorda is collaborating with the Vanderbilt University Heart and Vascular Institute to conduct this Phase 1 single-dose trial in patients with heart failure.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product either by entering into a partnership, most likely with a cardiovascular-focused company, or developing it on our own. We and Vanderbilt University received a $1 million Cardiac Translational Research Implementation Program (C-TRIP) grant from the National Heart, Lung and Blood Institute (NHLBI) to support research on GGF2 separate from the Phase 1 clinical trial. Acorda and Vanderbilt have applied for a second phase C-TRIP grant of at least $5 million.

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

In June 2011, we entered into a 15 year lease for an aggregate of approximately 138,000 square feet of laboratory and office space in Ardsley, New York.  The Company plans to relocate its corporate headquarters, and all employees based at its Hawthorne, New York location, to the Ardsley facility.  The company anticipates taking possession of the new space in June 2012, subject to completion of certain improvements to the facility prior to the Company’s occupancy.  The commencement of the term would be deferred in the case of certain delays in the completion of those improvements.  The Company has options to extend the term of the lease for three additional five-year periods, and the Company has an option to terminate the lease after 10 years subject to payment of an early termination fee.  Also, the Company has rights to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  The Company’s extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that the Company not be in default under the lease.  The lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to the Company’s occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges.  The base rent will initially be $3,400,000 per year, and will be subject to a 2.5% annual increase.

We have had significant operating losses since inception as a result of our focus on clinical and research and development activities and our goal of building an internal sales, managed markets and marketing organization in the U.S. We may incur losses for the next several years as we continue to support an expanded sales and marketing organization and other activities in connection with the commercialization of Ampyra and the advancement of our clinical and preclinical development programs. Our current guidance is for Ampyra 2011 full year net revenue to increase over the prior year to $205-$230 million. Selling, general and administrative (SG&A) expenses for the full year 2011 are currently expected to be $130-$140 million excluding share based compensation charges. SG&A will be primarily driven by commercial and administrative costs related to Ampyra. Research and development (R&D) expenses for the full year 2011 are currently expected to be $40-$45 million excluding share based compensation charges. R&D expenses in 2011 include post-marketing studies for Ampyra and continuing development expenses for our pipeline products, including Phase 1 clinical trials for GGF2 as well as our $3 million upfront payment for the Medtronic license.  The projected amounts of SG&A and R&D for the full year 2011 in this paragraph and elsewhere in this report are non-GAAP financial measures because they exclude share-based compensation charges.  Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP.  However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with our GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock.  We believe that non-GAAP financial measures that exclude share-based compensation charges help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding projected operating performance.  Also, management uses non-GAAP financial measures that exclude share-based compensation charges to establish budgets and operational goals, and to manage the Company’s business and to evaluate its performance.

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

In August 2007, the Company received a Paragraph IV Certification Notice from Apotex Inc. advising that it had submitted an ANDA to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In October 2007, the Company filed a lawsuit against Apotex Corp. and Apotex Inc. (collectively, Apotex) for patent infringement in relation to the filing of the ANDA by Apotex. The defendants answered the Company’s complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. The Company denied those counterclaims.  Trial of the case was completed in May 2011, and the parties are awaiting the Court’s decision.  Either party may seek to appeal that decision.

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

The Company accrues for amounts related to loss contingencies if it is probable that a liability has been incurred and the amount is reasonably estimable. As of June 30, 2011, there have been no accruals for loss contingencies aside from payments related to the litigation itself.

Results of Operations

Three-Month Period Ended June 30, 2011 Compared to June 30, 2010

Net Revenue

Ampyra

We recognize product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra of $51.8 million and $28.0 million for the three-month periods ended June 30, 2011 and 2010, respectively. There was a 7.5% increase for the wholesale acquisition price of Ampyra effective March 4, 2011.

Discounts and allowances which are included as an offset in net revenue consists of allowances for customer credits, including estimated chargebacks, rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  For the three-month period ended June 30, 2011 discounts and allowances also consisted of rebate allowances for the new Medicare Part D coverage gap (see also discussion under the “Healthcare Reform” header below).  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future and we incur costs incurred related to new Healthcare Reform Medicare rebates described under the “Healthcare Reform” header below.

Our current guidance is for Ampyra 2011 full year net revenue to increase over the prior year to $205-$230 million.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $11.1 million for the three-month period ended June 30, 2011, as compared to $12.5 million for the three-month period ended June 30, 2010. The decrease was due to a decrease in prescriptions due to managed care pressure, among other factors offset by a 9% price increase for Zanaflex Capsules effective November 1, 2010. Sales of Zanaflex Capsules may decline in 2011.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Healthcare Reform

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that will affect our business. Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).   An estimate for the second quarter Ampyra donut hole rebate was recorded during the three-month period ended June 30, 2011.  We did not record anything for Zanaflex for the three-month period ended June 30, 2011 because we do not expect the amount for Zanaflex to be material.

Also, beginning in 2011, the new healthcare reform legislation requires certain drug manufactures to pay a new excise drug fee.  It is based on certain government sales of certain branded prescription drug sales in 2009.  This fee will not be material to our 2011 financial statements.

License and Royalty Revenue

The Company recognized $2.4 million and $2.4 million in license and royalty revenue for the three-month periods ended June 30, 2011 and 2010, respectively primarily related to the $110.0 million received from Biogen Idec in 2009. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Cost of Sales

Ampyra

We recorded cost of sales of $10.1 million for the three-month period ended June 30, 2011 as compared to $5.5 million for the three-month period ended June 30, 2010. Cost of sales for the three-month period ended June 30, 2011 consisted primarily of $8.9 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended June 30, 2011 also consisted of $1.1 million in royalty fees based on net sales, $82,000 in amortization of intangible assets, and $77,000 in period costs related to packaging, freight and stability testing.

In April 2011 we announced the United States Patent and Trademark Office (USPTO) allowed U.S. Patent Application No. 11/010,828 entitled “Sustained Release Aminopyridine Composition.”  The claims of the patent application relate to methods to improve walking in patients with multiple sclerosis (MS) by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. The patent that issues from this application, which will be eligible for listing in the U.S. Food and Drug Administration Orange Book, has been accorded an initial patent term adjustment by the USPTO of 298 days, extending its term to early October 2025.  We believe that when the USPTO issues its final calculation of patent term adjustment, shortly before issuance, the patent will be entitled to additional patent term adjustment, extending its term into 2026. As a result, we re-evaluated the useful life of the Ampyra milestones and Ampyra CSRO royalty buyout intangible assets resulting in a decrease of approximately $36,000 to the monthly amortization beginning in the three-month period ended June 30, 2011.  The total impact for the year-ending December 31, 2011 is expected to be approximately $356,000 in reduced amortization expense and $427,000 annually thereafter however the total amortization has now been extended.

Cost of sales for the three-month period ended June 30, 2010 consisted primarily of $4.5 million in inventory costs related to recognized revenues.  Our launch stock inventory was received in bulk form prior to regulatory approval; therefore, the manufacturing cost associated with this inventory was classified as research and development expense as there was no alternative future use prior to regulatory approval. This expensed inventory represented approximately 8% of the total cost basis of our launch stock inventory.  The remaining packaged portion of the inventory cost was received after regulatory approval and thus capitalized.  This reduction to our cost basis effectively reduced our cost of sales related to recognized revenues by approximately $388,000 for the three-month period ended June 30, 2010.  Our reduced cost basis inventory was sold during the year ended December 31, 2010 and as of this date we are not carrying any launch inventory on our balance sheet with a reduced cost basis.

Cost of sales for the three-month period ended June 30, 2010 also consisted of $644,000 in royalty fees based on net sales, $225,000 in amortization of intangible assets, and $92,000 in period costs related to packaging, freight and stability testing.

Zanaflex

We recorded cost of sales of $2.0 million for the three-month period ended June 30, 2011 as compared to $2.4 million for the three-month period ended June 30, 2010. Cost of sales for the three-month period ended June 30, 2011 consisted of $1.0 million in inventory costs primarily related to recognized revenues, $612,000 in royalty fees based on net product shipments, $321,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $26,000 in period costs related to freight and stability testing. Cost of sales for the three-month period ended June 30, 2010 consisted of $1.2 million in inventory costs primarily related to recognized revenues, $794,000 in royalty fees based on net product shipments, $321,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $47,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to the PRF transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Research and Development

Research and development expenses for the three-month period ended June 30, 2011 were $12.0 million as compared to $6.6 million for the three-month period ended June 30, 2010, an increase of approximately $5.4 million, or 82%. The increase was attributable to the Medtronic AC105 license expense of $3.0 million, an increase in clinical trial expenses of $1.5 million related to post-marketing clinical studies of Ampyra, an increase in Phase I GGF2 preclinical and clinical trial expenses of $1.3 million, and an increase of $1.1 million for work on our life cycle management program for Ampyra. The overall increase in research and development expenses was offset by a decrease of $1.3 million in clinical costs associated with the close-out of our MS extension study.

Research and development (R&D) expenses for the full year 2011 are currently expected to be $40-$45 million excluding share based compensation charges. R&D expenses in 2011 include post-marketing studies for Ampyra and continuing development expenses for our pipeline products, including Phase 1 clinical trials for GGF2.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2011 were $23.4 million compared to $23.9 million for the three-month period ended June 30, 2010, a decrease of approximately $500,000 or 2%. This decrease was primarily attributable to a slight reduction in Ampyra sales and marketing expenses of $272,000 due to the timing of the Ampyra launch in 2010 and a slight decrease of $224,000 in Zanaflex sales and marketing expenses.

General and administrative expenses for the three-month period ended June 30, 2011 were $16.9 million compared to $10.2 million for the three-month period ended June 30, 2010, an increase of approximately $6.5 million, or 64%. This increase was the result of a $4.1 million increase in legal expenses primarily related to litigation and general and administrative staff and compensation expenses related to supporting the growth of the overall organization, an increase in costs related to Ampyra post-approval, safety and regulatory expenses of $1.8 million, and an increase in medical affairs expenses including educational programs and research of $658,000.

Selling, general and administrative (SG&A) expenses for the full year 2011 are currently expected to be $130-$140 million excluding share based compensation charges. SG&A will be primarily driven by commercial and administrative costs related to Ampyra.

Other Expense

Other expense was $1.1 million for the three-month periods ended June 30, 2011 and 2010. Other expense for the three-month period ended June 30, 2011 consisted of interest expense principally related to the PRF revenue interest agreement of $1.2 million and interest income of $133,000.  Other expense for the three-month period ended June 30, 2010 consisted of interest expense principally related to the PRF revenue interest agreement of $1.2 million and interest income of $135,000.

Six-Month Period Ended June 30, 2011 Compared to June 30, 2010

Net Revenue

Ampyra

We recognize product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra of $98.6 million and $31.0 million for the six-month periods ended June 30, 2011 and 2010, respectively. There was a 7.5% increase for the wholesale acquisition price of Ampyra effective March 4, 2011.

Discounts and allowances, which are included as an offset in net revenue consists of allowances for customer credits, including estimated chargebacks, rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  For the six-month period ended June 30, 2011 discounts and allowances also consisted of rebate allowances for the new Medicare Part D coverage gap (see also discussion under the “Healthcare Reform” header below).  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future and we incur costs incurred related to new Healthcare Reform Medicare rebates described under the “Healthcare Reform” header below.

Our current guidance is for Ampyra 2011 full year net revenue to increase over the prior year to $205-$230 million.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $23.2 million for the six-month period ended June 30, 2011, as compared to $24.8 million for the six-month period ended June 30, 2010. The decrease was due to a decrease in prescriptions due to managed care pressure, among other factors offset by a 9% price increase for Zanaflex Capsules effective November 1, 2010. Sales of Zanaflex Capsules may decline in 2011.

Discounts and allowances which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Healthcare Reform

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that will affect our business. Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).   An estimate for the first and second quarter Ampyra donut hole rebate was recorded during the three-month periods ended March 31, 2011 and June 30, 2011.  We did not record anything for Zanaflex for the three-month periods ended March 31, 2011 or June 30, 2011because we do not expect the amount for Zanaflex to be material.

Also, beginning in 2011, the new healthcare reform legislation requires certain drug manufactures to pay a new excise drug fee.  It is based on certain government sales of certain branded prescription drug sales in 2009.  This fee will not be material to our 2011 financial statements.

License and Royalty Revenue

The Company recognized $4.8 million and $4.7 million in license and royalty revenue primarily related to the $110.0 million received from Biogen Idec in 2009 for the six-month periods ended June 30, 2011 and 2010, respectively.

On January 21, 2011 Biogen Idec announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) decided against approval of fampridine to improve walking ability in adult patients with multiple sclerosis.  Biogen Idec, working closely with us, filed a formal appeal of the decision.  In May 2011, the CHMP recommended conditional marketing authorization of, and in July 2011 Biogen Idec received conditional approval from the European Commission for, Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7). We changed the amortization period on a prospective basis during the three-month period ended March 31, 2011 by 5 months and currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Cost of Sales

Ampyra

We recorded cost of sales of $19.8 million for the six-month period ended June 30, 2011 as compared to $6.2 million for the six-month period ended June 30, 2010. Cost of sales for the six-month period ended June 30, 2011 consisted primarily of $17.4 million in inventory costs related to recognized revenues.  Cost of sales for the six-month period ended June 30, 2011 also consisted of $2.0 million in royalty fees based on net sales, $307,000 in amortization of intangible assets, and $110,000 in period costs related to packaging, freight and stability testing.

In April 2011 we announced the United States Patent and Trademark Office (USPTO) allowed U.S. Patent Application No. 11/010,828 entitled “Sustained Release Aminopyridine Composition.”  The claims of the patent application relate to methods to improve walking in patients with multiple sclerosis (MS) by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. The patent that issues from this application, which will be eligible for listing in the U.S. Food and Drug Administration Orange Book, has been accorded an initial patent term adjustment by the USPTO of 298 days, extending its term to early October 2025.  We believe that when the USPTO issues its final calculation of patent term adjustment, shortly before issuance, the patent will be entitled to additional patent term adjustment, extending its term into 2026. As a result, we re-evaluated the useful life of the Ampyra milestones and Ampyra CSRO royalty buyout intangible assets resulting in a decrease of approximately $36,000 to the monthly amortization beginning in the three-month period ended June 30, 2011.  The total impact for the year-ending December 31, 2011 is expected to be approximately $356,000 in reduced amortization expense and $427,000 annually thereafter however the total amortization has now been extended.

Cost of sales for the six-month period ended June 30, 2010 consisted primarily of $5.0 million in inventory costs related to recognized revenues.  Our launch stock inventory was received in bulk form prior to regulatory approval; therefore, the manufacturing cost associated with this inventory was classified as research and development expense as there was no alternative future use prior to regulatory approval. This expensed inventory represented approximately 8% of the total cost basis of our launch stock inventory.  The remaining packaged portion of the inventory cost was received after regulatory approval and thus capitalized.  This reduction to our cost basis effectively reduced our cost of sales related to recognized revenues by approximately $433,000 for the six-month period ended June 30, 2010.  Our reduced cost basis inventory was sold during the year ended December 31, 2010 and as of this date we are not carrying any launch inventory on our balance sheet with a reduced cost basis.

Cost of sales for the six-month period ended June 30, 2010 also consisted of $644,000 in royalty fees based on net sales, $339,000 in amortization of intangible assets, and $142,000 in period costs related to packaging, freight and stability testing.

Zanaflex

We recorded cost of sales of $4.3 million for the six-month period ended June 30, 2011 as compared to $4.7 million for the six-month period ended June 30, 2010. Cost of sales for the six-month period ended June 30, 2011 consisted of $2.1 million in inventory costs primarily related to recognized revenues, $1.4 million in royalty fees based on net product shipments, $641,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $93,000 in period costs related to freight and stability testing. Cost of sales for the six-month period ended June 30, 2010 consisted of $2.4 million in inventory costs primarily related to recognized revenues, $1.6 million in royalty fees based on net product shipments, $641,000 in amortization of intangible assets, which is unrelated to either the volume of shipments or the amount of revenue recognized, and $96,000 in period costs related to packaging, freight, and stability testing. Payments to and interest expense related to the PRF transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Research and Development

Research and development expenses for the six-month period ended June 30, 2011 were $22.7 million as compared to $14.7 million for the six-month period ended June 30, 2010, an increase of approximately $8.0 million, or 55%. The increase was primarily attributable to clinical trial expenses of $3.7 million related to post-marketing clinical studies of Ampyra, the Medtronic AC105 license expense of $3.0 million, an increase in Phase I GGF2 preclinical and clinical trial expenses of $2.1 million, and $1.7 million for work on our life cycle management program for Ampyra.

The overall increase in research and development expenses was offset by a decrease related to a reduction in expenses allocated to research and development of $1.3 million for Ampyra manufacturing and stability work that was classified as research and development for the three-month period ended March 31, 2010 as it was incurred prior to FDA approval of the drug.  The overall increase was also offset by a decrease of $1.2 million in clinical costs associated with the close-out of our MS extension study sites.

Research and development (R&D) expenses for the full year 2011 are currently expected to be $40-$45 million excluding share based compensation charges. R&D expenses in 2011 include post-marketing studies for Ampyra and continuing development expenses for our pipeline products, including Phase 1 clinical trials for GGF2.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2011 were $45.8 million compared to $40.8 million for the six-month period ended June 30, 2010, an increase of approximately $5.1 million or 12%. This increase was primarily attributable to an increase of $3.4 million in marketing, trade and distribution expenses, managed markets, and various activities associated with Ampyra as well as an increase in staff and compensation of $1.9 million resulting from the expansion of our field sales staff and the overall commercial department in order to support the Ampyra brand.

General and administrative expenses for the six-month period ended June 30, 2011 were $32.6 million compared to $20.0 million for the six-month period ended June 30, 2010, an increase of approximately $12.4 million, or 62%. This increase was the result of an $8.3 million increase in legal expenses primarily related to litigation and general and administrative staff and compensation expenses related to supporting the growth of the overall organization, an increase in costs related to Ampyra post-approval, safety expenses of $2.3 million, an increase in medical affairs expenses including educational programs and research of $1.7 million, and an increase in business development expenses of $112,000.

Selling, general and administrative (SG&A) expenses for the full year 2011 are currently expected to be $130-$140 million excluding share based compensation charges. SG&A will be primarily driven by commercial and administrative costs related to Ampyra.

Other Expense

Other expense was $2.1 million for the six-month periods ended June 30, 2011 and 2010. Other expense for the six-month period ended June 30, 2011 consisted of interest expense principally related to the PRF revenue interest agreement of $2.4 million and interest income of $273,000.  Other expense for the six-month period ended June 30, 2010 consisted of interest expense principally related to the PRF revenue interest agreement of $2.4 million and interest income of $339,000.

Liquidity and Capital Resources

We have incurred annual operating losses since inception and, as of June 30, 2011, we had an accumulated deficit of approximately $441.0 million. We have financed our operations primarily through private placements of our securities, public offerings of our common stock, our Collaboration and Licensing Agreement, sales of Zanaflex Capsules and Ampyra, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, EIS transferred these promissory notes to funds affiliated with Saints Capital. As of June 30, 2011, $3.9 million of these promissory notes plus $2.4 million of accrued interest was outstanding. The first of seven annual payments on this note was paid on the one year anniversary after Ampyra approval in January 2011.

On December 23, 2005, we entered into a revenue interest assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which PRF paid us an initial $15.0 million and we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interest assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006 and an additional $5.0 million in February 2007 as our net revenues during the fiscal year 2006 exceeded $25.0 million. Under the terms of the amendment, we paid PRF two $5.0 million payments on December 1, 2009 and December 1, 2010.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues.  In connection with the transaction, we have a liability recorded, referred to as the revenue interest liability, of approximately $4.8 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 6.0%. Payments made to PRF as a result of Zanaflex sales levels reduce the accrued interest liability and the principal amount of the revenue interest liability.

Investment Activities

At June 30, 2011, cash and cash equivalents and short-term investments were approximately $228.2 million, as compared to $240.0 million at December 31, 2010. As of June 30, 2011, our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of June 30, 2011, our cash and cash equivalents were $48.6 million, as compared to $34.6 million as of December 31, 2010. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $179.6 million as of June 30, 2011, as compared to $205.4 million as of December 31, 2010.

Net Cash Used in Operations

Net cash used in operations was $9.4 million and $50.0 million for the six-month periods ended June 30, 2011 and 2010, respectively. Cash used in operations for the six-month period ended June 30, 2011 was primarily attributable to a net decrease of $13.5 million due to changes in working capital items primarily due to the payment of 2010 accruals during the six-month period ended June 30, 2011.  It was also attributable to a decrease in the deferred license revenue of $4.5 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009, an increase in inventory held by the Company of $3.8 million, an increase in accounts receivable of $1.1 million resulting from an increase in Ampyra gross sales and the 7.5% price increase for Ampyra effective in March 2011 and a net loss of $957,000.  Cash used in operations for the six-month period ended June 30, 2011 was offset by a non-cash share-based compensation expense of $8.8 million, amortization of net premiums and discounts on short-term investments of $3.5 million and depreciation and amortization of $2.2 million.

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

Net Cash Provided by Investing

Net cash provided by investing activities for the six-month period ended June 30, 2011 was $20.8 million, primarily due to $158.0 million in proceeds of short-term investments which was partially offset by $135.5 million in purchases of short-term investments and $1.7 million in purchases of intangible assets and property and equipment.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2011 was $2.6 million due to $3.5 million in net proceeds from option exercises which was partially offset by $941,000 in repayments to PRF.

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

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the six-month period ended June 30, 2011, commitments related to the purchase of inventory consistent with our normal course of business decreased as compared to December 31, 2010. As of June 30, 2011, we have inventory-related purchase commitments totaling approximately $17.5 million within the next year.

  In June 2011, we entered into a 15 year lease for an aggregate of approximately 138,000 square feet of laboratory and office space in Ardsley, New York.  We plan to relocate its corporate headquarters, and all employees based at our Hawthorne, New York location, to the Ardsley facility.  We anticipate taking possession of the new space in June 2012, subject to completion of certain improvements to the facility prior to our occupancy.  The commencement of the term would be deferred in the case of certain delays in the completion of those improvements.  We have options to extend the term of the lease for three additional five-year periods, and we have an option to terminate the lease after 10 years subject to payment of an early termination fee.  Also, we have rights to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  Our extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that the Company not be in default under the lease.  The lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to our occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges.  The base rent will initially be $3.4 million per year, and will be subject to a 2.5% annual increase.

In June 2011, we licensed worldwide development and commercialization rights to a proprietary magnesium formulation from Medtronic, Inc., which will be referred to as AC105. We made a $3 million upfront payment to Medtronic during the three-month period ended June 30, 2011 and recorded the expense as research and development expense.  We will make up to $32 million in regulatory and development milestone payments, if achieved. A single-digit sales royalty will also be paid by the Company to Medtronic if AC105 is commercialized by the Company.

Under certain license agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain license agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $64 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2011, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail, Kaiser Permanente (Kaiser), and the U.S. Department of Veterans Affairs (VA). We recognize revenue by applying the guidance in Staff Accounting Bulletin (SAB) 104 which requires that we do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA. As of June 30, 2011, inventory levels at specialty pharmacy providers that distribute Ampyra (does not include Kaiser or the specialty distributor to the VA) represented approximately two weeks of their anticipated usage. The specialty pharmacy providers, Kaiser, and the specialty distributor to the VA are contractually obligated to hold no more than 30 days of inventory.

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

Based on our specialty distribution model where we sell to only 12 specialty pharmacy providers, Kaiser and the specialty distributor to the VA, the data we receive from these distributors, and returns experience of other specialty products with similar selling models, we have been able to make a reasonable estimate for product returns. At June 30, 2011, inventory levels at the specialty pharmacy providers (this does not include Kaiser) represented approximately two weeks of their anticipated usage. The specialty pharmacy providers, Kaiser, and the specialty distributor to the VA have contractually agreed to hold no more than 30 days of inventory.  We will accept returns of Ampyra for two months prior to and six months after its expiration date.  We will provide a credit to customers with whom we have a direct relationship. Once our product is prescribed, it cannot be returned. We do not exchange product from inventory for the returned product.

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

We initiated a product recall for three lots of Zanaflex Capsules in February 2011 due to two reports of empty Zanaflex Capsules that had been distributed to pharmacies and sold to patients.  Returns of this recalled product are being charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.  Some shipments of Zanaflex Capsules during the six-month period ended June 30, 2011 were likely to replace this recalled product. As of June 30, 2011 we received $3.1 million in recall returns which was charged directly against deferred revenue.  Under the terms of our agreement with Elan, they are responsible for the cost of replacing the inventory and any reasonable and actual costs and expenses that we incur in connection with the recall.

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

Research and Development

Research and development expenses include the costs associated with our internal research and development activities including, employee compensation and benefits, occupancy costs, and research and development conducted for us by third parties, such as sponsored university-based research, clinical trial vendors, contract manufacturing for our preclinical program, costs of materials used in clinical trials and depreciation of capital resources used to develop our products and regulatory consulting to support our products. In addition, research and development expenses include expenses related to grant revenue, the cost of clinical trial drug supply shipped to our clinical study vendors, the cost of Ampyra inventory received up until regulatory approval and expenses related to the acquisition of in-process research and development licensed rights. We account for our clinical study costs by estimating the patient cost per visit in each clinical trial and recognizing this cost as visits occur, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations.  With respect to previously established clinical study accruals in prior periods, for the six-month period ended June 30, 2011 we did not make any significant adjustments to our clinical study costs. All research and development costs are expensed as incurred except when we are accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed ratably over the period the research and development activity is performed.

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

We recorded a $179,000 provision for income taxes for the six-month period ended June 30, 2011.  We did not record any tax provision or benefit for the six-month period ended June 30, 2010. We have provided a valuation allowance for the full amount of our gross deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at June 30, 2011.

As of June 30, 2011, we had available federal net operating loss carry-forwards of approximately $273.8 million and state net operating carry-forwards of approximately $250.2 million, which may be available to offset future taxable income, if any. The federal losses are expected to expire between 2019 and 2031 while the state losses are expected to expire between 2012 and 2031.  We also have research and development tax credit carry-forwards of approximately $4.3 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2019. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Internal Revenue Code of 1986, as amended, the Code, provides for a limitation of the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Code) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry- forwards may be limited.

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

We have based our current assumptions on the following:

Assumption		Method of estimating
•	Estimated expected term of options	•	Historical term data
•	Expected volatility	•	Combination of historic volatility of our common stock since October 1, 2006 and the historic volatility of the stock of our peer companies
•	Risk-free interest rate	•	Yields of U.S. Treasury securities corresponding with the expected life of option grants
•	Forfeiture rates	•	Historical forfeiture data

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at June 30, 2011.

We have cash equivalents and short-term investments at June 30, 2011, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2011. At June 30, 2011, we held $228.2 million in cash and cash equivalents and short-term investments which had an average interest rate of approximately 0.07%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2011, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2007, the defendants answered the Company’s complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. The Company denied those counterclaims.  Trial of the case was completed in May 2011, and the parties are awaiting the Court’s decision.  Either party may seek to appeal that decision.

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

Item 1 of Part II of Our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, includes a prior update to the litigation described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by the information in Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, and as further updated by this Item 1A, all of which could materially affect our business, financial condition or future results. The risks described or referred to herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Following is the restated text of individual risk factors with changes that have occurred since our publication of risk factors in our 2010 Annual Report and our update to the risk factors in our Quarterly Report for the quarter ended March 31, 2011.

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

Our prospects for achieving and then sustaining profitability will depend primarily on how successful we are in executing our business plan to:

•	commercialize Ampyra in the U.S. and have Biogen Idec obtain and maintain regulatory approval for Ampyra (as Fampridine Prolonged Release tablets) in the EU and other markets outside the U.S.;

•	achieve planned sales levels for Zanaflex Capsules;

•	continue to advance clinical development of our AC105 and GGF2 programs;

•	continue to develop our preclinical product candidates and advance them into clinical trials; and

•	evaluate and potentially expand our product development pipeline through the potential in-licensing and/or acquisition of additional products and technologies.

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

Under the Collaboration Agreement, Biogen Idec has the right to develop and commercialize Ampyra in the EU and other markets outside the U.S.  In January 2010, Biogen Idec submitted a centralized Marketing Authorization Application, or MAA, to the European Medicines Agency (EMA) and a New Drug Submission, or NDS, to Health Canada for Ampyra, known outside the U.S. as Fampyra (fampridine).  In January 2011 the EMA’s Committee for Medicinal Products for Human Use (CHMP) decided against approval.  Biogen Idec, working closely with us, filed a formal appeal of the decision.  In May 2011, the CHMP recommended conditional marketing authorization of, and in July 2011 Biogen Idec received conditional approval from the European Commission for, Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7).  The conditional approval must be renewed annually, and there can be no assurance that Biogen Idec will be able to satisfy the requirements for maintaining the approval.  For example, Biogen Idec needs to carry out additional studies of the benefits and safety of Fampyra, and the results of these studies could affect renewal of the approval.  Biogen Idec received a Notice of Deficiency from Health Canada regarding its application for approval of Fampyra in Canada, and it responded to the Notice of Deficiency in April 2011.  Health Canada will have approximately a year to reply to that response.  The CHMP’s decision against approval of Biogen Idec’s application, and the similar decision by Health Canada, could lead to additional information requirements, including the submission of data from supplemental clinical trials other than those that support our U.S. filings with the FDA. Any requirements to conduct supplemental trials would add to the cost and risks of development and approval. Additional or supplemental trials with respect to Ampyra or other product candidates could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA.

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

We have an outstanding FDA commitment, inherited from Elan, to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex Capsules, was to be satisfied by February 2007.  We provided retrospective pediatric safety data to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals. The study was completed and the final report submitted to the FDA in April 2008. The FDA reviewed our report against the new standards set out in the 2007 FDA Amendments Act (FDAAA) and concluded that it did not satisfy the commitment. The FDA has informed us that a series of studies designed to further characterize the pharmacokinetics and demonstrate the efficacy and long-term safety of Zanaflex Capsules in children are required to fulfill the pediatric commitment for Zanaflex Capsules.  We have initiated the first in a series of studies designed to fulfill our pediatric commitment.  In June 2011, the FDA advised us that they would be amending the pediatric commitment for Zanaflex Capsules to require a non-clinical juvenile toxicology study, as well as formalize the timeline for the required studies.  Additionally, a clinical electrocardiogram study in adult humans to investigate potential QT prolongation (heart rhythm measure) has also been requested.  These studies could be more extensive and more costly than our prior studies and could result in new data that are not consistent with the current safety and efficacy profile of the drug, which might require us to change our product labeling and could harm product sales. We also may be subject to penalties for non-compliance with FDAAA, including a court-imposed injunction to conduct studies.

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

In November 2007, the defendants answered our complaint, asserting patent invalidity and non-infringement and counterclaiming, seeking a declaratory judgment of patent invalidity and non-infringement. We denied those counterclaims.  The case went to trial in May 2011, and we are awaiting a decision from the court.  Although we believe we have vigorously defended our intellectual property rights related to Zanaflex Capsules, we cannot predict the outcome of the litigation and there is no assurance that we will prevail or that the ANDA filed by Apotex will not be approved by the FDA. If the Court rules that our patent is invalid, or that Apotex’s product does not infringe our patent, and if the FDA approves that ANDA, Apotex could be permitted to sell a generic tizanidine hydrochloride capsule.

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

Item 6.  Exhibits

10.16	License Agreement, dated as of September 26, 2003, by and between the Registrant and Rush-Presbyterian-St. Luke’s Medical Center.
10.22	License Agreement, dated as of November 12, 2002, by and between the Registrant and CeNeS Pharmaceuticals, plc.
10.24	License Agreement, dated as of September 8, 2000, by and between the Registrant and Mayo Foundation for Medical Education and Research.
10.61	Amendment to August 11, 2002 Employment Agreement dated June 21, 2011, by and between the Registrant and Ron Cohen.
10.62	Lease, dated as of June 23, 2011, by and between the Registrant and BMR-Ardsley Park LLC.
10.63*	License Agreement, dated as of June 27, 2011, by and between the Registrant and Medtronic, Inc. and Warsaw Orthopedic, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: August 8, 2011		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ David Lawrence
Date: August 8, 2011		David Lawrence, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.16	License Agreement, dated as of September 26, 2003, by and between the Registrant and Rush-Presbyterian-St. Luke’s Medical Center.
10.22	License Agreement, dated as of November 12, 2002, by and between the Registrant and CeNeS Pharmaceuticals, plc.
10.24	License Agreement, dated as of September 8, 2000, by and between the Registrant and Mayo Foundation for Medical Education and Research.
10.61	Amendment to August 11, 2002 Employment Agreement dated June 21, 2011, by and between the Registrant and Ron Cohen.
10.62	Lease, dated as of June 23, 2011, by and between the Registrant and BMR-Ardsley Park LLC.
10.63*	License Agreement, dated as of June 27, 2011, by and between the Registrant and Medtronic, Inc. and Warsaw Orthopedic, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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