Form 10-Q
period 2012-03-31
ACORDA THERAPEUTICS INC
filed 2012-05-09
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.001 par value per share	40,096,193 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including any acquired or in-licensed programs; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition, including the impact of generic competition on Zanaflex Capsules revenues; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; and the ability to obtain additional financing to support our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,300	$57,954
Restricted cash	303	303
Short-term investments	222,945	237,953
Trade accounts receivable, net of allowances of $909 and $879, as of March 31, 2012 and December 31, 2011, respectively	21,526	22,828
Prepaid expenses	8,201	6,534
Finished goods inventory held by the Company	27,614	27,256
Finished goods inventory held by others	1,045	1,126
Other current assets	10,780	6,988
Total current assets	347,714	360,942
Long-term investments	17,046	—
Property and equipment, net of accumulated depreciation	6,521	3,858
Intangible assets, net of accumulated amortization	8,950	8,769
Non-current portion of deferred cost of license revenue	5,283	5,442
Other assets	538	477
Total assets	$386,052	$379,488
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,010	$21,393
Accrued expenses and other current liabilities	20,487	24,149
Deferred product revenue—Zanaflex tablets	9,959	9,967
Deferred product revenue—Zanaflex Capsules	20,196	20,632
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	1,204	1,001
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	82,057	87,343
Non-current portion of deferred license revenue	75,478	77,742
Put/call liability	495	1,030
Non-current portion of revenue interest liability	1,908	1,898
Non-current portion of convertible notes payable	4,126	5,230
Other non-current liabilities	2,894	1,036
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2012 and December 31, 2011; issued and outstanding 39,422,865 and 39,328,495 shares, including those held in treasury, as of March 31, 2012 and December 31, 2011, respectively	39	39
Treasury stock at cost (12,420 shares at March 31, 2012 and December 31, 2011)	(329)	(329)
Additional paid-in capital	621,053	614,914
Accumulated deficit	(401,635)	(409,481)
Accumulated other comprehensive income (loss)	(34)	66
Total stockholders’ equity	219,094	205,209
Total liabilities and stockholders’ equity	$386,052	$379,488

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended March 31, 2012	Three-month period ended March 31, 2011
Revenues:
Net product revenues	$65,673	$58,925
License revenue	2,265	2,265
Royalty revenues	3,310	96
Total net revenues	71,248	61,286

Costs and expenses:
Cost of sales	12,464	12,050
Cost of license revenue	159	159
Research and development	11,025	10,708
Selling, general and administrative	38,745	37,928
Total operating expenses	62,393	60,845
Operating income	8,855	441
Other expense (net):
Interest and amortization of debt discount expense	(766)	(1,136)
Interest income	129	140
Total other expense (net)	(637)	(996)
Income (loss) before taxes	8,218	(555)
Provision for income taxes	(372)	(117)
Net income (loss)	$7,846	$(672)

Net income (loss) per share—basic	$0.20	$(0.02)
Net income (loss) per share—diluted	$0.19	$(0.02)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	39,340	38,781
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	40,407	38,781

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended March 31, 2012	Three-month period ended March 31, 2011

Net income (loss)	$7,846	$(672)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(100)	52
Other comprehensive income (loss)	(100)	52
Comprehensive income (loss)	$7,746	$(620)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three-month period ended March 31, 2012	Three-month period ended March 31, 2011
Cash flows from operating activities:
Net income (loss)	$7,846	$(672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	4,191	3,755
Amortization of net premiums and discounts on investments	1,507	1,863
Amortization of revenue interest issuance cost	30	36
Depreciation and amortization expense	912	1,139
Gain on put/call liability	(535)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,302	(1,523)
Increase in prepaid expenses and other current assets	(5,459)	(1,294)
Increase in inventory held by the Company	(357)	(6,363)
Decrease (increase) in inventory held by others	81	(14)
Decrease in non-current portion of deferred cost of license revenue	159	133
Increase in other assets	(92)	—
Decrease in accounts payable, accrued expenses, other current liabilities	(6,144)	(7,216)
Increase in revenue interest liability interest payable	421	659
Decrease in current portion of deferred license revenue	—	(371)
Decrease in non-current portion of deferred license revenue	(2,264)	(1,893)
Increase in other non-current liabilities	1,858	—
Increase (decrease) in deferred product revenue—Zanaflex tablets	(8)	168
Decrease in deferred product revenue—Zanaflex Capsules	(436)	(529)
Net cash provided by (used in) operating activities	3,012	(12,122)
Cash flows from investing activities:
Purchases of property and equipment	(3,104)	(743)
Purchases of intangible assets	(656)	(164)
Purchases of investments	(65,396)	(42,812)
Proceeds from maturities of investments	61,750	99,500
Net cash (used in) provided by investing activities	(7,406)	55,781
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	1,949	392
Repayments of revenue interest liability	(209)	(235)
Net cash provided by financing activities	1,740	157
Net (decrease) increase in cash and cash equivalents	(2,654)	43,816
Cash and cash equivalents at beginning of period	57,954	34,641
Cash and cash equivalents at end of period	$55,300	$78,457
Supplemental disclosure:
Cash paid for interest	304	429
Cash paid for taxes	165	102

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) Organization and Business Activities

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a commercial stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis (MS), spinal cord injury (SCI) and other disorders of the nervous system.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the “SEC”).

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

Investments

Both short-term and long-term investments consist of US Treasury bonds. The Company classifies marketable securities available to fund current operations as short-term investments in current assets on its consolidated balance sheets. Marketable securities are classified as long-term investments in long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than one year and (ii) the Company has the ability and intent to hold them (a) until the carrying value is recovered and (b) such holding period may be longer than one year. The Company classifies its investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices.

Unrealized holding gains and losses on available-for-sale securities, which are determined to be temporary, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss).

Premiums and discounts on investments are amortized over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Amortized premiums and discounts, dividend and interest income and realized gains and losses are included in interest income.

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail; Kaiser Permanente (Kaiser), which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which is the exclusive specialty pharmacy distributor for Ampyra to the U.S. Department of Veterans Affairs (VA). Ampyra is not available in retail pharmacies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser, and the specialty distributor to the VA. The specialty pharmacy providers, Kaiser, and the specialty distributor to the VA are contractually obligated to hold no more than 30 days of inventory.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash, cash equivalents, restricted cash and accounts receivable. The Company maintains cash, cash equivalents, restricted cash, short-term and long-term investments with approved financial institutions. The Company is exposed to credit risks and liquidity in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. The Company reports components of comprehensive income in two separate consecutive statements in accordance with the Financial Accounting Standard Board’s amended guidance on the presentation of comprehensive income. The new guidance was effective for the Company January 1, 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The provisions of this new disclosure standard are effective January 1, 2012.  This accounting standard update did not have a material effect on the Company’s financial statements.

(3) Share-based Compensation

During the three-month periods ended March 31, 2012 and 2011, the Company recognized share-based compensation expense of $4.2 million and $3.8 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2012 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2012 and 2011 were approximately $14.15 and $12.41, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month
	period ended March 31,
(In millions)	2012	2011

Research and development	$1.0	$1.1
Selling, general and administrative	3.2	2.7
Total	$4.2	$3.8

A summary of share-based compensation activity for the three-month period ended March 31, 2012 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2012	4,793	$21.31
Granted	914	26.36
Cancelled	(22)	28.61
Exercised	(94)	20.65
Balance at March 31, 2012	5,591	$22.12	7.1	$31,867
Vested and expected to vest at March 31, 2012	5,499	$22.06	7.1	$31,733
Vested and exercisable at March 31, 2012	3,106	$18.87	5.6	$27,458

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2012	377
Granted	290
Vested	—
Forfeited	(2)
Nonvested at March 31, 2012	665

As of March 31, 2012, there was $48.5 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.8 years.

(4) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2012 and 2011:

(In thousands, except per share data)	Three-month period ended March 31, 2012	Three-month period ended March 31, 2011
Basic and diluted
Net income (loss)	$7,846	$(672)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	39,340	38,781
Plus: net effect of dilutive stock options and restricted common shares	1,067	—
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	40,407	38,781
Net income (loss) per share—basic	$0.20	$(0.02)
Net income (loss) per share—diluted	$0.19	$(0.02)

The difference between basic and diluted shares is that diluted shares include the dilutive effect of outstanding securities. The Company’s stock options and unvested shares of restricted common stock could have the most significant impact on diluted shares.

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended March 31, 2012	Three-month period ended March 31, 2011
Denominator
Dilutive stock options and restricted common shares	5,189	5,523
Convertible note	67	67

 (5) Income Taxes

The Company had available federal net operating loss (NOL) carryforwards of approximately $215.6 million and $230.4 million and state NOL carryforwards of approximately $175.0 million and $205.9 million as of March 31, 2012 and December 31, 2011 respectively which may be available to offset future taxable income, if any. The federal losses are expected to expire between 2022 and 2030 while the state losses are expected to expire between 2018 and 2030. The Company also has research and development tax credit carryforwards of approximately $4.0 million as of March 31, 2012, for federal income tax reporting purposes that may be available to reduce federal income taxes, if any, and expire in future years beginning in 2019.  The Company is no longer subject to federal or state income tax audits for tax years prior to 2006; however, such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 1999. The Company also has Alternative Minimum Tax credit carryforwards of $1.4 million and $1.1 million as of March 31, 2012 and December 31, 2011, respectively.  Such credits can be carried forward indefinitely and have no expiration date.

At March 31, 2012 and December 31, 2011, the Company had a deferred tax asset of $143.9 million and $147.6 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and may incur losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards.  The Company has experienced various ownership changes as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above-mentioned factors, the Company has not recognized its gross deferred tax assets as of and for all periods presented. As of March 31, 2012, management believes that it is more likely than not that the gross deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its gross deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and high-quality government bonds and are valued using market prices on the active markets.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. The Company’s Level 3 liability represents our put/call liability related to the Paul Royalty Fund (PRF) transaction. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2012. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three-month period ended March 31, 2012.

(In thousands)	Level 1	Level 2	Level 3
Assets Carried at Fair Value:
Cash equivalents	$42,287	$—	$—
Short-term investments	222,945	—	—
Long-term investments	17,046	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	495

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

(In thousands)	Balance as of December 31, 2011	Realized (gains) losses included in net loss	Unrealized (gains) losses included in other comprehensive loss	Balance as of March 31, 2012
Liabilities Carried at Fair Value:
Put/call liability	$1,030	$(535)	$—	$495

The Company currently estimates the fair value of our put/call liability using a discounted cash flow valuation technique. Using this approach, historical and expected future cash flows are calculated over the expected life of the PRF agreement, are discounted, and then exercise scenario probabilities are applied. Some of the more significant assumptions made in the valuation include (i) the estimated Zanaflex revenue forecast and (ii) the likelihood of put/call exercise trigger events such as bankruptcy and change of control. The valuation is performed periodically when the significant assumptions change.  Realized gains and losses are included in sales, general and administrative expenses.

The put/call liability has been classified as a Level 3 asset as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the security. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated Zanaflex revenue forecast and the likelihood of trigger events, the estimated fair value could be significantly higher or lower than the fair value we determined. The Company may be required to record losses in future periods, which may be significant.

(7) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2012
US Treasury bonds	$240,027	$9	$(45)	$239,991
December 31, 2011
US Treasury bonds	237,887	72	(6)	237,953

The contractual maturities of short-term available-for-sale debt securities at March 31, 2012 and December 31, 2011 are within one year. The contractual and intended maturities of long-term available-for-sale debt securities at March 31, 2012 and December 31, 2011 are greater than one year. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of March 31, 2012. Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $42.3 million and $38.3 million as of March 31, 2012 and December 31, 2011, respectively.

(8) Collaborations, Alliances, and Other Agreements

Biogen

On June 30, 2009, the Company entered into an exclusive collaboration and license agreement with Biogen Idec International GmbH (Biogen Idec) to develop and commercialize Ampyra (known as Fampyra outside the U.S.) in markets outside the United States (the “Collaboration Agreement”). Under the Collaboration Agreement, Biogen Idec was granted the exclusive right to commercialize Ampyra and other products containing aminopyridines developed under that agreement in all countries outside of the United States, which grant includes a sublicense of the Company’s rights under an existing license agreement between the Company and Alkermes plc (Alkermes), formerly Elan Corporation, plc (Elan). Biogen Idec has responsibility for regulatory activities and future clinical development of Fampyra in ex-U.S. markets worldwide. The

Company also entered into a related supply agreement with Biogen Idec (the “Supply Agreement”), pursuant to which the Company will supply Biogen Idec with its requirements for the licensed products through the Company’s existing supply agreement with Alkermes.

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $2.3 million in license revenue, a portion of the $110.0 million received from Biogen Idec, and $159,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during the three-month periods ended March 31, 2012 and 2011, respectively.

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

Cost of license revenue includes $159,000 in cost of license revenue, which represents the amortized portion of the $7.7 million paid to Alkermes in 2009, for the three-month periods ended March 31, 2012 and 2011, respectively.

Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Watson Pharmaceuticals, Inc., to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the three-month period ended March 31, 2012, the Company recognized royalty revenue of $1.5 million related to the gross margin of the Zanaflex Capsule authorized generic.  During the three-month period ended March 31, 2012, the Company also recognized revenue and a corresponding cost of sales of $1.1 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

Neuronex

In February 2012, the Company and its wholly-owned subsidiary ATI Development Corp. (ATI) entered into an agreement to acquire (the Agreement) Neuronex, Inc., a privately-held development stage pharmaceutical company (Neuronex).  Neuronex is developing Diazepam nasal spray, or DZNS, under Section 505(b)(2) of the Food, Drug and Cosmetic Act as a rescue treatment for certain seizures.

Under the terms of the Agreement, upon closing of the acquisition, Acorda would pay $6.8 million in cash, subject to adjustment in accordance with the provisions of the Agreement.  After closing, the former equity holders of Neuronex will be entitled to receive from Acorda up to an additional $18 million in contingent earnout payments upon the achievement of specified regulatory and manufacturing-related milestones with respect to the DZNS product, and up to $105 million upon the achievement of specified sales milestones with respect to the DZNS product.  The former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments, ranging from the upper single digits to lower double digits, on worldwide net sales of DZNS products.  These payments are payable on a country-by-country basis until the earlier to occur of ten years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the Agreement.

Neuronex licenses the patent and other intellectual property and other rights relating to the DZNS product from SK Biopharmaceuticals Co., Ltd. (SK).  Pursuant to the SK license, which grants worldwide rights to Neuronex, except certain specified Asian countries, Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to the DZNS product and up to $3 million upon the achievement of specified sales milestones with respect to the DZNS product.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of DZNS products.  Upon the potential closing of the acquisition, Acorda will be responsible for these milestone payments and royalties, in addition to the earnout payments described above.

Consummation of the acquisition is subject to certain conditions, including (i) Acorda’s receipt of the official minutes (the “FDA Minutes”) from a meeting contemplated by the Agreement to be held among Acorda, Neuronex, and the U.S. Food and Drug Administration with respect to the DZNS product and a contemplated filing of the New Drug Application for the product, (ii) consent of SK to the transactions contemplated by the Agreement, and (iii) other conditions customary for a transaction of this type.

Consummation of the acquisition is also subject to the parties not exercising their rights to terminate the Agreement.  Under the Agreement, (i) Acorda has the right to terminate the Agreement at any time prior to closing, even if the closing conditions have been satisfied, and Neuronex can terminate the Agreement after a specified time period has elapsed after receipt of the FDA Minutes, and (ii) both Acorda and Neuronex have termination rights in the event of certain breaches of representations or covenants by the other party.

Under the terms of the Agreement, the Company made an upfront payment of $2.0 million and paid $500,000 during the three-month period ended March 31, 2012 of the up to $1.2 million in research funding to prepare for the diazepam nasal spray pre-NDA meeting with the FDA.  Following the pre-NDA meeting, if the conditions described above have been met and termination rights are not exercised, the Company will complete the acquisition of Neuronex by paying the $6.8 million closing payment referred to above.

The Company evaluated the transaction based upon the guidance of ASC 805, Business Combinations, and concluded that it will only acquire inputs and will not acquire any processes.  The Company will need to develop its own processes in order to produce an output.  Therefore the Company expects to account for the transaction as an asset acquisition and accordingly the $2.0 million upfront payment and the $500,000 research funding were expensed as research and development expense during the three-month period ended March 31, 2012.

(9) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2011. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or liquidity. However, adjustments, if any, to the Company’s estimates could be material to operating results for the periods in which adjustments to the liability are recorded. As of March 31, 2012, there have been no accruals for loss contingencies aside from payments related to litigation itself.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

We are a commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis, or MS, spinal cord injury, SCI, and other disorders of the nervous system.

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $57.4 million for the three-months ended March 31, 2012 and $46.8 million for the three-months ended March 31, 2011.  As of February 2012, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra received a sixth refill, consistent with previously reported trends.

Ampyra is marketed in the United States through our own specialty sales force and commercial infrastructure. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Regional Scientific Managers, Regional Reimbursement Directors, and Managed Markets account managers who provide information and assistance to payers and physicians on Ampyra.

Pursuant to our REMS approved by the FDA, Ampyra is distributed in the United States exclusively through:  a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which is the exclusive specialty pharmacy distributor for Ampyra to the U.S. Department of Veterans Affairs, or VA.  All of these customers are contractually obligated to hold no more than 30 days of inventory.

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

Three of the largest national health plans in the U.S. – Aetna, United Healthcare and Cigna – have listed Ampyra in the lowest branded co-pay tier of their commercial preferred drug list or formulary.

License and Collaboration Agreement with Biogen Idec

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009.   Biogen Idec has received conditional approval from the European Commission for Fampyra, and to date Biogen Idec has launched Fampyra in Germany, the United Kingdom, Denmark, Norway and Iceland.  Launch in most of the remaining EU countries is expected by the end of 2012.  Also, in May 2011, Fampyra was approved for use in Australia by the Australian Therapeutic Goods Administration, and has been launched there.  In November 2011, Biogen received approval from the New Zealand Medicines and Medical Devices Safety Authority (MEDSAFE), and in February 2012 Biogen Idec received approval from Health Canada and has launched Fampyra in Canada.  Biogen Idec plans to submit regulatory filings for Fampyra in more than 30 countries in 2012.  We received a $25 million milestone payment from Biogen Idec in 2011, which was triggered by Biogen Idec’s receipt of conditional approval from the European Commission for Fampyra.  The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters.

Ampyra Development Programs

We believe there is potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, in December 2011, we initiated a Phase 2 proof-of-concept clinical study of dalfampridine in adults with cerebral palsy, and we expect to announce initial study results by the end of 2012.  Also, we plan to begin a Phase 2 proof-of-concept trial of dalfampridine in post-stroke deficits in the second quarter of 2012, earlier than previously expected.  This study is expected to enroll patients who have experienced a stroke and who have stabilized with chronic neurologic deficits, which may include walking impairment and arm weakness.  Over the first few months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial will target motor impairments that remain after such recovery.  We also are providing grants for investigator-initiated studies looking for potential benefits on a range of functional deficits in MS and other neurological disorders.

Patent Update Related to Ampyra

On August 30, 2011, the United States Patent and Trademark Office, or USPTO, issued U.S. Patent No. US 8,007,826 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Based on the USPTO’s final patent term adjustment calculation this patent will extend into 2027.  This patent is listed in the Orange Book.

On August 10, 2011, we announced that the USPTO had allowed U.S. Patent Application No. 11/102,559 with claims relating to methods to improve walking, walking speed, lower extremity muscle tone and lower extremity muscle strength in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Also in 2011, the European Patent Office, or EPO, granted the counterpart European patent with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging this granted European patent.  We intend to vigorously defend the European patent, although the outcome of opposition proceedings is unpredictable.  In light of the European oppositions, in April 2012, the Company requested further review by the USPTO of the U.S. patent which was allowed but had not yet issued. The USPTO has conducted its further review and issued a new Notice of Allowance.

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $7.2 million for the three-months ended March 31, 2012 and $12.2 million for the three-months ended March 31, 2011.  The commercial launch of generic tizanidine hydrochloride capsules in February 2012 by Apotex and potentially others, including our own authorized generic product being marketed by Watson Pharma, has caused a decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline significantly in 2012 and beyond.

Research & Development Programs

Our lead research and development programs include three distinct therapeutic approaches to restoring neurologic and cardiac function and a fourth program, initiated in 2011, to develop an acute treatment for neurological trauma. We believe that these programs have broad applicability and have the potential to be first-in-class therapies. While our existing programs have been focused on MS and SCI, we believe they may be applicable across a number of CNS disorders, including stroke and TBI, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that some of our research and development programs may have applicability beyond the nervous system, including in the field of cardiology.

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

Remyelinating Antibodies

We previously announced that we expected to file an IND for one of the remyelinating antibodies, rHIgM22, for the treatment of MS in the first half of 2012 and that we expected to begin a Phase 1 clinical trial by the end of 2012.  However, we have delayed the IND filing pending resolution of issues with a bioactivity assay, and the timing of a Phase 1 clinical trial is now uncertain.  In preparation for the IND filing, we worked with a contract manufacturer to complete the scale-up manufacturing and purification processes and completed formal preclinical safety and toxicity studies.  The manufacturing data, clinical plans and preclinical safety profile will be subject to FDA review as part of our IND filing, if and when we successfully complete the bioactivity release assay.

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

•
Research and development expenses are expected to range from $50 million to $60 million, excluding share-based compensation charges.  These expenses will include post-marketing studies for Ampyra, Phase 2 proof-of-concept studies in cerebral palsy and post-stroke deficits, and sponsorship of investigator-initiated studies of Ampyra.

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

Key 2012 Initiatives and Expected Developments

Our key initiatives and expected developments during 2012 are as follows:

Targeted Development Milestones

Our goals with respect to our development pipeline in 2012 are as follows:

•
Our Phase 2 proof-of-concept clinical trial of dalfampridine in adults with cerebral palsy, which was commenced in December 2011, is ongoing.  We expect to announce initial study results by the end of 2012.

•	A Phase 2 proof-of-concept clinical trial of dalfampridine in post stroke deficits is expected to begin in the second quarter of 2012, earlier than previously expected.

•	Initial study results from our ongoing GGF2 Phase 1 clinical trial are expected to be announced in the second half of 2012.

•	A Phase 2 clinical trial of AC105 in patients with acute SCI is expected to begin in the second half of 2012.

•
We previously announced that we planned to submit an IND for rHIgM22 with the FDA in the first half of 2012, and that we planned to begin a Phase 1 clinical trial by the end of 2012.  However, we have delayed the IND filing pending resolution of issues with a bioactivity assay, and the timing of a Phase 1 clinical trial is now uncertain.

•	Funding of investigator-initiated studies of Ampyra in MS, focused on a range of neurological functions and other neurological disorders, will be ongoing in 2012.

Neuronex Acquisition Agreement and Development of DZNS

On February 15, 2012, we entered into an agreement with Neuronex, Inc., which is preparing a 505(b)(2) type NDA for a proprietary nasal spray formulation of Diazepam, or DZNS, as a rescue treatment for certain epilepsy patients.  We made an upfront payment of $2 million upon signing the agreement and will fund up to $1.2 million (of which we paid $500,000 during the three-month period ended March 31, 2012) in research and development costs prior to closing.

The closing is subject to a number of conditions including our satisfaction with the results of a meeting to be held with the FDA regarding Neuronex’s expected NDA filing.  Following the pre-NDA meeting, we can, at our option, complete the acquisition by paying an additional $6.8 million in consideration.  If we do not complete the transaction, other than as a result of a breach by Neuronex, Neuronex is entitled to retain all amounts previously paid by us as a break-up fee and we have no further obligations to Neuronex.

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

Results of Operations

Three-Month Period Ended March 31, 2012 Compared to March 31, 2011

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $57.4million and $46.8 million for the three-month periods ended March 31, 2012 and 2011, respectively.  This net revenue of Ampyra reflected a 7.5% increase in our sale price effective March 4, 2011 and a 15% increase in our sale price effective January 3, 2012.

Discounts and allowances which are included as an offset in net revenue consists of allowances for customer credits, including estimated chargebacks, rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules launched during the three-month period ended March 31, 2012.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets and the product sales of the authorized generic version of Zanaflex Capsules of $7.2 million for the three-month period ended March 31, 2012, as compared to $12.2 million for the three-month period ended March 31, 2011. The decrease was due to the commercial launch of generic versions of tizanidine hydrochloride capsules in February 2012.  Net product revenues also include $1.1 million, which represents the sale of Zanaflex Capsules authorized generic product to Watson for the three-month period ended March 31, 2012.  Generic competition has caused a decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline significantly in 2012 and beyond.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

License Revenue

The Company recognized $2.3 million in license revenue for the three-month periods ended March 31, 2012 and 2011related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

The Company recognized $1.8 million and $96,000 in royalty revenue for the three-month period ended March 31, 2012 and 2011, respectively related to ex-U.S. sales of Fampyra by Biogen Idec.

The Company recognized $1.5 million in royalty revenue for the three-month period ended March 31, 2012 related to the authorized generic sale of Zanaflex Capsules which started in February 2012.

Cost of Sales

Ampyra

We recorded cost of sales of $10.3 million for the three-month period ended March 31, 2012 as compared to $9.7 million for the three-month period ended March 31, 2011. Cost of sales for the three-month period ended March 31, 2012 consisted primarily of $8.8 million in inventory costs related to recognized revenues.  The cost of Ampyra inventory is based on a percentage of net product sales of the product in the quarter shipped to Acorda by Alkermes or our alternative manufacturer.  In a quarter when there is a price increase, such as the three-month period ended March 31, 2012, inventory costs as a percentage of net product revenue will be slightly lower for a period of time until all of our inventory on hand before the price increase is sold.  Due to this, we expect our inventory costs to increase slightly later in 2012.  Cost of sales for the three-month period ended March 31, 2012 also consisted of $1.2 million in royalty fees based on net sales, $147,000 in amortization of intangible assets, and $56,000 in period costs related to freight and stability testing.

Cost of sales for the three-month period ended March 31, 2011 consisted primarily of $8.5 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended March 31, 2011 also consisted of $970,000 in royalty fees based on net sales, $225,000 in amortization of intangible assets, and $32,000 in period costs related to freight and stability testing.

Zanaflex

We recorded cost of sales of $1.1 million for the three-month period ended March 31, 2012 as compared to $2.3 million for the three-month period ended March 31, 2011. Cost of sales for the three-month period ended March 31, 2012 consisted of $628,000 in inventory costs primarily related to recognized revenues, $449,000 in royalty fees based on net product shipments, and $12,000 in period costs related to packaging, freight and stability testing. Cost of sales also includes $1.1 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended March 31, 2012.

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

Cost of License Revenue

We recorded cost of license revenue of $159,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Elan in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended March 31, 2012 were $11.0 million as compared to $10.7 million for the three-month period ended March 31, 2011, an increase of approximately $300,000, or 3%. The increase was attributable to an increase in overall research and development staff and compensation of $662,000 to support the various research and development initiatives.  The increase was also attributable to a $2.5 million charge for Neuronex expenses representing a $2.0 million upfront payment plus a payment of $500,000 for research funding per the terms of the agreement we entered into with Neuronex during the first quarter of 2012.  These were offset by a decrease in our external clinical trial costs for Ampyra studies of $1.9 million and a decrease of $976,000 primarily resulting from a decrease in preclinical expenses for the remyelinating antibodies, rHIgM22, program.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2012 were $25.1 million compared to $22.4 million for the three-month period ended March 31, 2011, an increase of approximately $2.7 million, or 12%.  The increase was attributable to an increase in overall marketing, selling, distribution, and market research expenses for Ampyra of $1.9 million.  The increase was also related to an increase in overall compensation, benefits, and other selling expenses attributable to Ampyra of $940,000. These increases were partially offset by a decrease in selling, marketing, and distribution expenses for Zanaflex Capsules of $153,000 due to the introduction of generic competition in the marketplace.

General and administrative expenses for the three-month period ended March 31, 2012 were $13.7 million compared to $15.5 million for the three-month period ended March 31, 2011, a decrease of approximately $1.8 million, or 12%. This decrease was primarily related to a decrease in expenses related to the Zanaflex Capsule patent infringement litigation of $1.6 million, a decrease in medical affairs educational programs of $713,000, a gain on our put/call liability related to the PRF revenue interest agreement of $535,000 and a decrease in depreciation and amortization of $300,000. The overall decrease in general and administrative expenses was partially offset by an increase in staff and compensation expenses to support the overall growth of the organization of $1.2 million and an increase in safety and regulatory expenses related to Ampyra of $473,000.

Other Expense

Other expense was $637,000 for the three-month period ended March 31, 2012 compared to $996,000 for the three-month period ended March 31, 2011, a decrease of approximately $359,000, or 36%. The decrease was primarily due to a decrease in interest expense of $370,000 principally related to the PRF revenue interest agreement.

Provision for Income Taxes

We recorded a provision for income taxes of $372,000 and $117,000 for the three-month periods ended March 31, 2012 and 2011, respectively which represents Federal AMT and gross receipts taxes for certain states.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, payments received under our collaboration and licensing agreements, sales of Ampyra and Zanaflex Capsules, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

We were cash flow positive in 2011 and, at March 31, 2012, we had $295.3 million of cash, cash equivalents and short-term and long-term investments, compared to $295.9 million at December 31, 2011.  We expect to be cash flow positive in 2012. We believe that we have sufficient cash, cash equivalents, short-term and long-term investments on hand, in addition to cash expected to be generated from operations, to fund our business plan for the next twelve months, including our currently anticipated development pipeline activities in for the next twelve months and our anticipated payment commitments to Neuronex.

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

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.  As of March 31, 2012, $5.3 million of these promissory notes was outstanding, which amount includes accrued interest. The second of seven annual payments on this note was due and paid on the two year anniversary of Ampyra approval on January 22, 2012 and will continue to be paid annually until paid in full.

On December 23, 2005, we entered into a revenue interest assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products including the authorized generic version of Zanaflex Capsules being sold by Watson effective in February 2012. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, including the authorized generic version of Zanaflex Capsules revenue, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interest assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006. An additional $5.0 million was due to us if net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone was met and the receivable was reflected in our December 31, 2006 financial statements. Under the terms of the amendment, we repaid PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010 since the net revenues milestone was met.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of March 31, 2012, referred to as the revenue interest liability, of approximately $3.1 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.6%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of $495,000 as of March 31, 2012 related to the put/call option to reflect its current estimated fair value. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

Investment Activities

At March 31, 2012, cash, cash equivalents, short-term and long-term investments were approximately $295.3 million, as compared to $295.9 million at December 31, 2011. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of March 31, 2012, our cash and cash equivalents were $55.3 million, as compared to $58.0 million as of December 31, 2011. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $223.0 million as of March 31, 2012, as compared to $238.0 million as of December 31, 2011. Our long-term investments consist of US Treasury bonds with original maturities greater than one year. The balance of these investments was $17.0 million as of March 31, 2012, as compared to zero as of December 31, 2011.

Net Cash Provided by/(Used in) Operations

Net cash provided by (used in) operations was $3.0 million and $(12.1) million for the three-month periods ended March 31, 2012 and 2011, respectively. Cash provided by operations for the three-month period ended March 31, 2012 was primarily attributable to net income of $7.8 million principally resulting from license and royalty revenues, a non-cash share-based compensation expense of $4.2 million, amortization of net premiums and discounts on investments of $1.5 million, a decrease in accounts receivable of $1.3 million, and depreciation and amortization of $912,000.  Cash provided by operations was partially offset by a net decrease of $9.7 million due to changes in working capital items primarily due to the payment of 2011 accrued expenses and prepaid items during the three-month period ended March 31, 2012 and a decrease in deferred product revenue of $444,000.  These working capital decreases were partially offset by an increase in other current liabilities of $1.8 million related to the build out of our future corporate headquarters in Ardsley, New York, plus an increase in our revenue interest liability related to PRF of $421,000.  The offset to cash provided by operations was also attributable to a decrease in non-current portion of deferred license revenue of $2.3 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009, a decrease in the loss on our put/call liability of $535,000, and an increase in inventory held by the Company

Cash used in operations for the three-month period ended March 31, 2011 was primarily attributable to a net decrease of $8.2 million due to changes in working capital items.  It was also attributable to an increase in inventory held by the Company of $6.4 million, an increase in accounts receivable of $1.5 million resulting from an increase in Ampyra and Zanaflex gross sales, a decrease in the non-current portion of deferred license revenue of $1.9 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009, a net loss of $672,000, and a decrease in the current portion of this deferred license revenue of $371,000.  Cash used in operations for the three-month period ended March 31, 2011 was partially offset by a non-cash share-based compensation expense of $3.8 million, amortization of net premiums and discounts on short-term investments of $1.9 million, and depreciation and amortization of $1.1 million.

Net Cash Used in Investing

Net cash used in investing activities for the three-month period ended March 31, 2012 was $7.4 million, primarily due to $65.4 million in purchases of investments, purchases of intangible assets of $656,000 and purchases of property and equipment of $3.1 million, partially offset by $61.8 million in proceeds from maturities and sales of investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2012 was $1.7 million, primarily due to $1.9 million in net proceeds from the issuance of common stock and exercise of stock options partially offset by $209,000 in repayments to PRF.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the three-month period ended March 31, 2012, commitments related to the purchase of inventory consistent with our normal course of business increased as compared to December 31, 2011. As of March 31, 2012, we have inventory-related purchase commitments totaling approximately $16.0 million.

Under certain license agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain license agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $64 million as part of our various collaborations, including licensing and development programs as well as potentially an additional $700,000 in research and development funding payments to Neuronex. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2012, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved. This also excludes any potential payments as part of the Neuronex transaction as these are not yet commitments to us until the transaction is consummated.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, our critical accounting policies have not changed materially from December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at March 31, 2012.

We have cash equivalents, short-term and long-term investments at March 31, 2012, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and investments approximate their fair value at March 31, 2012. At March 31, 2012, we held $295.3 million in cash, cash equivalents, short-term and long-term investments which had an average interest rate of approximately 0.03%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2012, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleges, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise makes allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  We intend to defend ourselves vigorously in the litigation.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, all of which could materially affect our business, financial condition or future results. The risks described or referred to herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Following is the restated text of individual risk factors with changes that have occurred since our publication of risk factors in our 2011 Annual Report.

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

If our products are approved in the EU, their success there will also depend largely on obtaining and maintaining government reimbursement because, in many European countries, patients will not use prescription drugs that are not reimbursed by their governments.  In addition, negotiating prices with governmental authorities can delay commercialization by one year or more.  Even if reimbursement is available, reimbursement policies may harm sales of our products and therefore our ability or that of our partners, such as Biogen Idec, to sell our products on a profitable basis.  For example, in response to the recent downturn in global economic conditions, governments in a number of international markets have announced or implemented austerity measures aimed at reducing healthcare costs to constrain the overall level of government expenditures.  This includes Germany and other countries in the EU, where Biogen Idec has obtained approval for Fampyra.  The measures vary by country and include, among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals.  These measures may harm net revenue from Biogen Idec sales of Fampyra and therefore the amount of the royalty we receive from Biogen Idec.

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

If market acceptance of our products in the U.S., EU, or other countries does not meet expectations, our revenues or royalties from product sales would suffer and this could cause our stock price to decline.

Item 6.  Exhibits

Exhibit No.	Description
10.1*
Agreement and Plan of Merger, dated as of February 15, 2012, among the Registrant, ATI Development Corp., Neuronex, Inc., and Moise A. Khayrallah, Ph.D., solely as the Stockholders’ Representative as set forth therein.

10.2*	Amendment #1 to the License Agreement, dated March 15, 2012, by and between the Registrant and Paion Holdings UK Ltd (formerly CeNeS Pharmaceuticals, plc).
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: May 9, 2012		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ David Lawrence
Date: May 9, 2012		David Lawrence, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*
Agreement and Plan of Merger, dated as of February 15, 2012, among the Registrant, ATI Development Corp., Neuronex, Inc., and Moise A. Khayrallah, Ph.D., solely as the Stockholders’ Representative as set forth therein.

10.2*	Amendment #1 to the License Agreement, dated March 15, 2012, by and between the Registrant and Paion Holdings UK Ltd (formerly CeNeS Pharmaceuticals, plc).
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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