Form 10-Q
period 2012-06-30
ACORDA THERAPEUTICS INC
filed 2012-08-08
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-50513

ACORDA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	13-3831168 (I.R.S. Employer Identification Number)

420 Saw Mill River Road
Ardsley, New York 10502
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.001 par value per share	40,093,273 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including any acquired or in-licensed programs; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition, including the impact of generic competition on Zanaflex Capsules revenues; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; and the ability to obtain additional financing to support our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and in our Annual Report on Form 10-K for the year ended December 31, 2011, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,717	$57,954
Restricted cash	303	303
Short-term investments	191,133	237,953
Trade accounts receivable, net of allowances of $994 and $879, as of June 30, 2012 and December 31, 2011, respectively	23,607	22,828
Prepaid expenses	8,655	6,534
Finished goods inventory held by the Company	28,494	27,256
Finished goods inventory held by others	919	1,126
Other current assets	9,409	6,988
Total current assets	327,237	360,942
Long-term investments	47,118	—
Property and equipment, net of accumulated depreciation	14,290	3,858
Intangible assets, net of accumulated amortization	8,755	8,769
Non-current portion of deferred cost of license revenue	5,125	5,442
Other assets	528	477
Total assets	$403,053	$379,488
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,721	$21,393
Accrued expenses and other current liabilities	28,205	24,149
Deferred product revenue—Zanaflex tablets	9,910	9,967
Deferred product revenue—Zanaflex Capsules	19,081	20,632
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	1,315	1,001
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	88,433	87,343
Non-current portion of deferred license revenue	73,214	77,742
Put/call liability	511	1,030
Non-current portion of revenue interest liability	1,537	1,898
Non-current portion of convertible notes payable	4,165	5,230
Other non-current liabilities	5,543	1,036
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2012 and December 31, 2011; issued and outstanding 39,467,153 and 39,328,495 shares, including those held in treasury, as of June 30, 2012 and December 31, 2011, respectively	39	39
Treasury stock at cost (12,420 shares at June 30, 2012 and December 31, 2011)	(329)	(329)
Additional paid-in capital	627,069	614,914
Accumulated deficit	(397,090)	(409,481)
Accumulated other comprehensive income (loss)	(39)	66
Total stockholders’ equity	229,650	205,209
Total liabilities and stockholders’ equity	$403,053	$379,488

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2012	Three-month period ended June 30, 2011	Six-month period ended June 30, 2012	Six-month period ended June 30, 2011
Revenues:
Net product revenues	$69,112	$62,878	$134,785	$121,803
License revenue	2,264	2,264	4,529	4,529
Royalty revenues	4,280	134	7,590	230
Total net revenues	75,656	65,276	146,904	126,562

Costs and expenses:
Cost of sales	13,576	12,048	26,040	24,098
Cost of license revenue	158	159	317	317
Research and development	12,634	12,008	23,659	22,716
Selling, general and administrative	44,230	40,141	82,975	78,070
Total operating expenses	70,598	64,356	132,991	125,201
Operating income	5,058	920	13,913	1,361
Other expense (net):
Interest and amortization of debt discount expense	(356)	(1,276)	(1,122)	(2,412)
Interest income	123	133	252	273
Total other expense (net)	(233)	(1,143)	(870)	(2,139)
Income (loss) before taxes	4,825	(223)	13,043	(778)
Provision for income taxes	(280)	(62)	(652)	(179)
Net income (loss)	$4,545	$(285)	$12,391	$(957)

Net income (loss) per share—basic	$0.12	$(0.01)	$0.31	$(0.02)
Net income (loss) per share—diluted	$0.11	$(0.01)	$0.31	$(0.02)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	39,433	38,937	39,387	38,859
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	40,099	38,937	40,253	38,859

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended June 30, 2012	Three-month period ended June 30, 2011	Six-month period ended June 30, 2012	Six-month period ended June 30, 2011

Net income (loss)	$4,545	$(285)	$12,391	$(957)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(5)	72	(105)	124
Other comprehensive income (loss)	(5)	72	(105)	124
Comprehensive income (loss)	$4,540	$(213)	$12,286	$(833)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2012	Six-month period ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$12,391	$(957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	9,784	8,791
Amortization of net premiums and discounts on investments	2,736	3,460
Amortization of revenue interest issuance cost	45	63
Depreciation and amortization expense	1,952	2,175
Gain on put/call liability	(519)	(17)
Changes in assets and liabilities:
Increase in accounts receivable	(779)	(1,145)
Increase in prepaid expenses and other current assets	(4,543)	(1,643)
Increase in inventory held by the Company	(1,238)	(3,848)
Decrease in inventory held by others	207	121
Decrease in non-current portion of deferred cost of license revenue	317	291
Increase in other assets	(96)	(157)
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	1,331	(10,418)
Increase in revenue interest liability interest payable	428	840
Decrease in current portion of deferred license revenue	—	(371)
Decrease in non-current portion of deferred license revenue	(4,528)	(4,157)
Decrease in other non-current liabilities	(517)	—
Increase (decrease) in deferred product revenue—Zanaflex tablets	(56)	293
Decrease in deferred product revenue—Zanaflex Capsules	(1,552)	(2,715)
Net cash provided by (used in) operating activities	15,363	(9,394)
Cash flows from investing activities:
Purchases of property and equipment	(6,418)	(1,081)
Purchases of intangible assets	(938)	(612)
Purchases of investments	(137,889)	(135,511)
Proceeds from maturities of investments	134,750	158,000
Net cash (used in) provided by investing activities	(10,495)	20,796
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	2,371	3,533
Repayments of revenue interest liability	(476)	(941)
Net cash provided by financing activities	1,895	2,592
Net increase in cash and cash equivalents	6,763	13,994
Cash and cash equivalents at beginning of period	57,954	34,641
Cash and cash equivalents at end of period	$64,717	$48,635
Supplemental disclosure:
Cash paid for interest	614	1,477
Cash paid for taxes	793	117

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail; Kaiser Permanente (Kaiser), which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which is the exclusive specialty pharmacy distributor for Ampyra to the U.S. Department of Veterans Affairs (VA). Ampyra is not available in retail pharmacies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser, and the specialty distributor to the VA. The specialty pharmacy providers, Kaiser, and the specialty distributor to the VA are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

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

(3) Share-based Compensation

During the three-month periods ended June 30, 2012 and 2011, the Company recognized share-based compensation expense of $5.6 million and $5.0 million, respectively. During the six-month periods ended June 30, 2012 and 2011, the Company recognized share-based compensation expense of $9.8 million and $8.8 million, respectively.  Activity in options and restricted stock during the three-month period ended June 30, 2012 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2012 and 2011 were approximately $12.13 and $16.46, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2012 and 2011 were approximately $13.79 and $13.09, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month		For the six-month
	period ended June 30,		period ended June 30,
(In millions)	2012	2011	2012	2011

Research and development	$1.3	$1.5	$2.3	$2.6
Selling, general and administrative	4.3	3.5	7.5	6.2
Total	$5.6	$5.0	$9.8	$8.8

A summary of share-based compensation activity for the six-month period ended June 30, 2012 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2012	4,793	$21.31
Granted	1,112	25.78
Cancelled	(86)	27.52
Exercised	(117)	20.39
Balance at June 30, 2012	5,702	$22.11	7.0	$21,950
Vested and expected to vest at June 30, 2012	5,622	$22.06	6.9	$21,912
Vested and exercisable at June 30, 2012	3,317	$19.41	5.6	$20,486

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2012	377
Granted	290
Vested	(22)
Forfeited	(6)
Nonvested at June 30, 2012	639

As of June 30, 2012, there was $44.9 million of total unrecognized compensation costs related to unvested options and restricted stock awards that the Company expects to recognize over a weighted average period of approximately 2.6 years.

(4) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2012 and 2011:

(In thousands, except per share data)	Three-month period ended June 30, 2012	Three-month period ended June 30, 2011	Six-month period ended June 30, 2012	Six-month period ended June 30, 2011
Basic and diluted
Net income (loss)	$4,545	$(285)	$12,391	$(957)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	39,433	38,937	39,387	38,859
Plus: net effect of dilutive stock options and restricted common shares	666	—	866	—
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	40,099	38,937	40,253	38,859
Net income (loss) per share—basic	$0.12	$(0.01)	$0.31	$(0.02)
Net income (loss) per share—diluted	$0.11	$(0.01)	$0.31	$(0.02)

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2012	Three-month period ended June 30, 2011	Six-month period ended June 30, 2012	Six-month period ended June 30, 2011
Denominator
Dilutive stock options and restricted common shares	5,675	5,344	5,475	5,344
Convertible note	67	67	67	67

 (5) Income Taxes

The Company had available federal net operating loss (NOL) carryforwards of approximately $204.9 million and $230.4 million and state NOL carryforwards of approximately $165.0 million and $205.9 million as of June 30, 2012 and December 31, 2011, respectively, which may be available to offset future taxable income, if any. The federal losses are expected to expire between 2022 and 2030 while the state losses are expected to expire between 2018 and 2030. The Company also has research and development tax credit carryforwards of approximately $4.0 million as of June 30, 2012, for federal income tax reporting purposes that may be available to reduce federal income taxes, if any, and expire in future years beginning in 2019.  The Company is no longer subject to federal or state income tax audits for tax years prior to 2006; however, such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 1999. The Company also has Alternative Minimum Tax credit carryforwards of $1.6 million and $1.1 million as of June 30, 2012 and December 31, 2011, respectively.  Such credits can be carried forward indefinitely and have no expiration date.

At June 30, 2012 and December 31, 2011, the Company had a deferred tax asset of $142.0 million and $147.6 million, respectively, offset by a full valuation allowance. Since inception, the Company has incurred substantial losses and may incur losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards.  The Company has experienced various ownership changes as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. Because of the above-mentioned factors, the Company has not recognized its gross deferred tax assets as of and for all periods presented. As of June 30, 2012, management believes that it is more likely than not that the gross deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its gross deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and the Company’s Level 2 assets consist of high-quality government bonds and are valued using market prices on the active markets.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and Level 2 assets are valued using quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 3 liability represents our put/call liability related to the Paul Royalty Fund (PRF) transaction. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2012. During the six-month period ended June 30, 2012 the Company reclassified its US Treasury bonds in short-term and long-term investments from Level 1 assets to Level 2 assets.

(In thousands)	Level 1	Level 2	Level 3
June 30, 2012
Assets Carried at Fair Value:
Cash equivalents	$64,717	$—	$—
Short-term investments	—	191,133	—
Long-term investments	—	47,118	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	511
December 31, 2011
Assets Carried at Fair Value:
Cash equivalents	$38,340	$—	$—
Short-term investments	—	237,953	—
Long-term investments	—	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	1,030

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

(In thousands)	Three-month period ended June 30, 2012	Three-month period ended June 30, 2011	Six-month period ended June 30, 2012	Six-month period ended June 30, 2011
Put/call liability:
Balance, beginning of period	$495	$391	$1,030	$391
Total realized and unrealized (gains) losses included in selling, general and administrative expenses:	16	(17)	(519)	(17)
Balance, end of period	$511	$374	$511	$374

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

(7) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2012
US Treasury bonds	$238,290	$2	$(41)	$238,251
December 31, 2011
US Treasury bonds	237,887	72	(6)	237,953

The contractual maturities of short-term available-for-sale debt securities at June 30, 2012 and December 31, 2011 are within one year. The contractual and intended maturities of long-term available-for-sale debt securities at June 30, 2012 and December 31, 2011 are greater than one year. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of June 30, 2012. Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $64.7 million and $38.3 million as of June 30, 2012 and December 31, 2011, respectively.

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $2.3 million and $4.5 million in license revenue, a portion of the $110.0 million received from Biogen Idec, and $159,000 and $317,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during the three and six-month periods ended June 30, 2012, respectively.

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

Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Watson Pharmaceuticals, Inc., to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the three and six-month periods ended June 30, 2012, the Company recognized royalty revenue of $1.8 million and $3.3 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the three and six-month periods ended June 30, 2012, the Company also recognized revenue and a corresponding cost of sales of $288,000 and $1.4 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

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

Under the terms of the Agreement, the Company made an upfront payment of $2.0 million.  Also, we paid $500,000 during the three-month period ended March 31, 2012 and an additional $700,000 during the three-month period ended June 30, 2012 pursuant to a commitment under the Agreement to fund up to $1.2 million for research to prepare for the diazepam nasal spray pre-NDA meeting with the FDA.  Following the pre-NDA meeting, if the conditions described above have been met and termination rights are not exercised, the Company will complete the acquisition of Neuronex by paying the $6.8 million closing payment referred to above.

The Company evaluated the transaction based upon the guidance of ASC 805, Business Combinations, and concluded that it will only acquire inputs and will not acquire any processes.  The Company will need to develop its own processes in order to produce an output. Therefore the Company expects to account for the transaction as an asset acquisition and accordingly the $2.0 million upfront payment and $1.2 million in research funding were expensed as research and development expense during the six-month period ended June 30, 2012.

(9) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2011. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or liquidity. However, adjustments, if any, to the Company’s estimates could be material to operating results for the periods in which adjustments to the liability are recorded. As of June 30, 2012, there have been no accruals for loss contingencies aside from payments related to litigation itself.

(10) Subsequent Event

On August 3, 2012, the Company received a letter from PRF alleging that it breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  The Company believes that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, we estimate that the incremental cost to the Company in excess of amounts already accrued to PRF at June 30, 2012 would be no more than approximately $2.5 million.  The Company’s review is ongoing.

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $66.3 million for the three-months ended June 30, 2012 and $51.8 million for the three-months ended June 30, 2011.  As of May 2012, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra received a sixth refill, consistent with previously reported trends.

Ampyra is marketed in the United States through our own specialty sales force and commercial infrastructure. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Regional Scientific Managers, Regional Reimbursement Directors, and Managed Markets account managers who provide information and assistance to payers and physicians on Ampyra, and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives.

Pursuant to our REMS approved by the FDA, Ampyra is distributed in the United States exclusively through:  a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which is the exclusive specialty pharmacy distributor for Ampyra to the U.S. Department of Veterans Affairs, or VA.  All of these customers are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

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

License and Collaboration Agreement with Biogen Idec

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009.   Biogen Idec now has approval for Fampyra across the entire European Union, Norway, Iceland, Canada, Australia and New Zealand.  To date Biogen Idec has launched Fampyra in Germany, the United Kingdom, Denmark, Norway, Iceland, Canada, Australia and New Zealand.  Launch in most of the remaining EU countries is expected by the end of 2012.  Biogen Idec plans to submit regulatory filings for Fampyra in more than 30 countries in 2012.  We received a $25 million milestone payment from Biogen Idec in 2011, which was triggered by Biogen Idec’s receipt of conditional approval from the European Commission for Fampyra.  The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters.

Ampyra Development Programs

We believe there is potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, in December 2011, we initiated a Phase 2 proof-of-concept clinical study of dalfampridine in adults with cerebral palsy.  The first phase of this proof-of-concept study is primarily to evaluate safety and tolerability prior to proceeding to a multi-dose cohort.  We expect to announce results from this single-dose phase by the end of 2012.  Also, in June 2012 we enrolled the first patient in a Phase 2 proof-of-concept trial of dalfampridine in post-stroke deficits, and we expect to announce initial study results in early 2013.  This study is exploring the use of dalfampridine in patients who have experienced a stroke and who have stabilized with chronic neurologic deficits, which may include walking impairment and arm weakness.  Over the first few months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial is targeting motor impairments that remain after such recovery.  We also are providing grants for investigator-initiated studies looking for potential benefits on a range of functional deficits in MS and other neurological disorders.

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

On August 10, 2011, we announced that the USPTO had allowed U.S. Patent Application No. 11/102,559 with claims relating to methods to improve walking, walking speed, lower extremity muscle tone and lower extremity muscle strength in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Also in 2011, the European Patent Office, or EPO, granted the counterpart European patent with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging this granted European patent.  We intend to vigorously defend the European patent, although the outcome of opposition proceedings is unpredictable.  In light of the European oppositions, in April 2012, the Company requested further review by the USPTO of the U.S. patent application which was allowed but had not yet issued. After further review, the USPTO again allowed this patent application, but in July 2012 we filed a request for continued examination and the patent application is therefore subject to further review by the USPTO.

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $2.6 million for the three-months ended June 30, 2012 and $11.1 million for the three-months ended June 30, 2011.  In February 2012, Apotex commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma.  The commercial launch of these generic tizanidine hydrochloride capsules has caused a decline in sales of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline significantly in 2012 and beyond.  In May 2012, we received a Paragraph IV Certification Notice from Mylan Laboratories Limited advising us that Mylan Laboratories has filed an Abbreviated New Drug Application for generic versions of the three dosage strengths of Zanaflex Capsules.  We have since asked the FDA to delist from the Orange Book the patent against which Mylan Laboratories filed the Paragraph IV Certification Notice.

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

Glial Growth Factor 2

We expect to announce preliminary results from a Phase 1 clinical trial of GGF2 in heart failure patients in the second half of 2012.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

Remyelinating Antibodies

We previously announced problems with a bioactivity assay that had delayed our filing of an IND for one of the remyelinating antibodies, rHIgM22, for the treatment of MS.  During the second quarter of 2012, we successfully completed the qualification of the bioactivity assay and we are now preparing an IND for submission.  In preparation for an IND filing, we worked with a contract manufacturer to complete the scale-up manufacturing and purification processes and completed formal preclinical safety and toxicity studies.  The manufacturing data, clinical plans and preclinical safety profile will be subject to FDA review as part of an IND filing.

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

Relocation of Corporate Headquarters; Ardsley Lease

In July 2012, we relocated our corporate headquarters from Hawthorne, New York, to a facility in Ardsley, New York consisting of an aggregate of approximately 138,000 square feet of office and laboratory space.  Base rent is initially $3.4 million per year, subject to a 2.5% annual increase. Our lease of the facility has a 15 year term, but we have options to extend the lease term for three additional five-year periods, and we may terminate the lease after 10 years, subject to payment of an early termination fee.  We also have the right to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.

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

Key 2012 Initiatives and Expected Developments

Our key initiatives and expected developments during 2012 are as follows:

Targeted Development Milestones

Our goals with respect to our development pipeline in 2012 are as follows:

•
Our Phase 2 proof-of-concept clinical trial of dalfampridine in adults with cerebral palsy, which was commenced in December 2011, is ongoing.  We expect to announce study results for the initial single-dose phase by the end of 2012.

•
A Phase 2 proof-of-concept clinical trial of dalfampridine in patients with post stroke deficits began in the second quarter of 2012 and is ongoing.  We expect to announce initial study results in early 2013.

•	We expect to announce initial study results from our GGF2 Phase 1 clinical trial in heart failure patients in the second half of 2012.

•	A Phase 2 clinical trial of AC105 in patients with acute SCI is expected to begin in the second half of 2012.

•	Funding of investigator-initiated studies of Ampyra in MS, focused on a range of neurological functions and other neurological disorders, will be ongoing in 2012.

•	A post-approval commitment study examining the use of a 5mg dose of Ampyra has completed enrollment. We expect to announce results of the study in August 2012.

Neuronex Acquisition Agreement and Development of DZNS

On February 15, 2012, we entered into an agreement with Neuronex, Inc., which is preparing a 505(b)(2) type NDA for a proprietary nasal spray formulation of Diazepam, or DZNS, as a rescue treatment for certain epilepsy patients.  Pursuant to the acquisition agreement, we made an upfront payment of $2 million upon signing the agreement and agreed to fund up to $1.2 million in research and development costs prior to closing.  We paid $500,000 of the research and development funding commitment during the three-month period ended March 31, 2012, and we paid the remaining $700,000 of this commitment during the three-month period ended June 30, 2012.  Also, in July 2012 we further agreed with Neuronex that we would fund up to an additional approximately $165,000 for specified development work relating to DZNS.

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

Results of Operations

Three-Month Period Ended June 30, 2012 Compared to June 30, 2011

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $66.3 million and $51.8 million for the three-month periods ended June 30, 2012 and 2011, respectively.  This net revenue of Ampyra reflects a 15% increase in our sale price effective January 3, 2012.

Discounts and allowances which are included as an offset in net revenue consists of allowances for customer credits, including estimated chargebacks, rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts or amend specialty pharmacy contracts in the future.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules launched during the three-month period ended June 30, 2012.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $2.5 million for the three-month period ended June 30, 2012, as compared to $11.1 million for the three-month period ended June 30, 2011. The decrease was due to the commercial launch of generic versions of tizanidine hydrochloride capsules in February 2012.  Net product revenues also include $288,000, which represents the sale of Zanaflex Capsules authorized generic product to Watson for the three-month period ended June 30, 2012.  Generic competition has caused a decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline significantly in 2012 and beyond.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits,

including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

License Revenue

The Company recognized $2.3 million in license revenue for the three-month periods ended June 30, 2012 and 2011related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

The Company recognized $2.5 million and $134,000 in royalty revenue for the three-month period ended June 30, 2012 and 2011, respectively related to ex-U.S. sales of Fampyra by Biogen Idec. Beginning on August 1, 2012 and for the remainder of 2012, Biogen will record Fampyra revenue from sales in Germany at a reduced price due to ongoing pricing discussions with the German Federal Joint Committee or G-BA. Until a final price is determined, Biogen will record revenue at a reduced price and we will record royalty revenue based on this reduced price. When pricing negotiations are finalized between Biogen and the G-BA, revenue for Fampyra as well as our royalty revenue will be reconciled retroactive to August 1, 2012.

The Company recognized $1.8 million in royalty revenue for the three-month period ended June 30, 2012 related to the authorized generic sale of Zanaflex Capsules which started in February 2012.

Cost of Sales

Ampyra

We recorded cost of sales of $12.9 million for the three-month period ended June 30, 2012 as compared to $10.1 million for the three-month period ended June 30, 2011. Cost of sales for the three-month period ended June 30, 2012 consisted primarily of $10.8 million in inventory costs related to recognized revenues.  The cost of Ampyra inventory is based on a percentage of net product sales of the product in the quarter shipped to Acorda by Alkermes or our alternative manufacturer.  Cost of sales for the three-month period ended June 30, 2012 also consisted of $1.9 million in royalty fees based on net sales, $147,000 in amortization of intangible assets, and $29,000 in period costs related to freight and stability testing.

Cost of sales for the three-month period ended June 30, 2011 consisted primarily of $8.9 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended June 30, 2011 also consisted of $1.1 million in royalty fees based on net sales, $82,000 in amortization of intangible assets, and $77,000 in period costs related to freight and stability testing.

Zanaflex

We recorded cost of sales of $359,000 for the three-month period ended June 30, 2012 as compared to $2.0 million for the three-month period ended June 30, 2011. Cost of sales for the three-month period ended June 30, 2012 consisted of $270,000 in inventory costs primarily related to recognized revenues, $66,000 in royalty fees based on net product shipments, and $22,000 in period costs related to packaging, freight and stability testing. Cost of sales also includes $288,000, which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended June 30, 2012.

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

Cost of License Revenue

We recorded cost of license revenue of $158,000 and $159,000 for the three-month periods ended June 30, 2012 and 2011, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Elan in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended June 30, 2012 were $12.6 million as compared to $12.0 million for the three-month period ended June 30, 2011, an increase of approximately $626,000, or 5%. The increase was primarily due to an increase of $1.4 million in our life cycle management program for Ampyra and a $459,000 increase in Phase 1 GGF2 preclinical and clinical trial expenses.  The increase was also due to an increase in overall research and development staff, compensation and related expenses of $797,000 to support the various research and development initiatives and a $700,000 charge for Neuronex expenses representing the remaining payment for research funding per the terms of the agreement we entered into with Neuronex during the first quarter of 2012.  These increases were offset by a decrease attributable to the Medtronic AC105 license expense of $3.0 million during the same period in 2011.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2012 were $27.6 million compared to $23.4 million for the three-month period ended June 30, 2011, an increase of approximately $4.2 million, or 18%.  The increase was attributable to an increase in overall marketing, selling, distribution, and market research expenses for Ampyra of $2.5 million.  The increase was also related to an increase in overall compensation, benefits, and other selling expenses attributable to Ampyra of $1.9 million. These increases were partially offset by a decrease in selling, marketing, and distribution expenses for Zanaflex Capsules of $155,000 due to the introduction of generic competition in the marketplace.

General and administrative expenses for the three-month period ended June 30, 2012 were $16.6 million compared to $16.9 million for the three-month period ended June 30, 2011, a decrease of approximately $300,000, or 2%. This decrease was primarily related to a decrease in expenses related to the Zanaflex Capsule patent infringement litigation of $1.6 million offset by an increase in staff and compensation expenses to support the overall growth of the organization of $1.5 million.

Other Expense

Other expense was $233,000 for the three-month period ended June 30, 2012 compared to $1.1 million for the three-month period ended June 30, 2011, a decrease of approximately $910,000, or 80%. The decrease was primarily due to a decrease in interest expense of $920,000 principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales.

Provision for Income Taxes

We recorded a provision for income taxes of $280,000 and $62,000 for the three-month periods ended June 30, 2012 and 2011, respectively which represents Federal AMT and gross receipts taxes for certain states.

Six-Month Period Ended June 30, 2012 Compared to June 30, 2011

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $123.6 million and $98.6 million for the six-month periods ended June 30, 2012 and 2011, respectively.  This net revenue of Ampyra reflected a 7.5% increase in our sale price effective March 4, 2011 and a 15% increase in our sale price effective January 3, 2012.

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

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules launched during the six-month period ended June 30, 2012.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $9.8 million for the six-month period ended June 30, 2012, as compared to $23.2 million for the six-month period ended June 30, 2011. The decrease was due to the commercial launch of generic versions of tizanidine hydrochloride capsules in February 2012.  Net product revenues also include $1.4 million, which represents the sale of Zanaflex Capsules authorized generic product to Watson for the six-month period ended June 30, 2012.  Generic competition has caused a decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline significantly in 2012 and beyond.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

License Revenue

The Company recognized $4.5 million in license revenue for the six-month periods ended June 30, 2012 and 2011 related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

The Company recognized $4.3 million and $230,000 in royalty revenue for the six-month period ended June 30, 2012 and 2011, respectively related to ex-U.S. sales of Fampyra by Biogen Idec. Beginning on August 1, 2012 and for the remainder of 2012, Biogen will record Fampyra revenue from sales in Germany at a reduced price due to ongoing pricing discussions with the German Federal Joint Committee or G-BA. Until a final price is determined, Biogen will record revenue at a reduced price and we will record royalty revenue based on this reduced price. When pricing negotiations are finalized between Biogen and the G-BA, revenue for Fampyra as well as our royalty revenue will be reconciled retroactive to August 1, 2012.

The Company recognized $3.3 million in royalty revenue for the six-month period ended June 30, 2012 related to the authorized generic sale of Zanaflex Capsules which started in February 2012.

Cost of Sales

Ampyra

We recorded cost of sales of $23.2 million for the six-month period ended June 30, 2012 as compared to $19.8 million for the six-month period ended June 30, 2011. Cost of sales for the six-month period ended June 30, 2012 consisted primarily of $19.7 million in inventory costs related to recognized revenues.  The cost of Ampyra inventory is based on a percentage of net product sales of the product in the quarter shipped to Acorda by Alkermes or our alternative manufacturer.  Cost of sales for the six-month period ended June 30, 2012 also consisted of $3.1 million in royalty fees based on net sales, $294,000 in amortization of intangible assets, and $85,000 in period costs related to freight and stability testing.

Cost of sales for the six-month period ended June 30, 2011 consisted primarily of $17.4 million in inventory costs related to recognized revenues.  Cost of sales for the six-month period ended June 30, 2011 also consisted of $2.0 million in royalty fees based on net sales, $307,000 in amortization of intangible assets, and $110,000 in period costs related to freight and stability testing.

Zanaflex

We recorded cost of sales of $1.4 million for the six-month period ended June 30, 2012 as compared to $4.3 million for the six-month period ended June 30, 2011. Cost of sales for the six-month period ended June 30, 2012 consisted of $898,000 in inventory costs primarily related to recognized revenues, $515,000 in royalty fees based on net product shipments, and $34,000 in period costs related to packaging, freight and stability testing. Cost of sales also includes $1.4 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the six-month period ended June 30, 2012.

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

Cost of License Revenue

We recorded cost of license revenue of $317,000 for the six-month periods ended June 30, 2012 and 2011, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Elan in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the six-month period ended June 30, 2012 were $23.7 million as compared to $22.7 million for the six-month period ended June 30, 2011, an increase of approximately $943,000, or 4%. The increase was primarily due to a $3.2 million charge for Neuronex expenses representing a $2.0 million upfront payment plus a payment of $1.2 million for research funding per the terms of the agreement we entered into with Neuronex during the first quarter of 2012.  The increase was also due to an increase in overall research and development staff, compensation and related expenses of $1.3 million to support the various research and development initiatives.  The increase was also due to a $219,000 increase in Phase 1 GGF2 preclinical and clinical trial expenses.  These were offset by a decrease attributable to the Medtronic AC105 license expense of $3.0 million during the same period in 2011 and a decrease of $1.6 million in preclinical expenses for the remyelinating antibodies program (rHIgM22).

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2012 were $52.7 million compared to $45.8 million for the six-month period ended June 30, 2011, an increase of approximately $6.9 million, or 15%.  The increase was attributable to an increase in overall marketing, selling, distribution, and market research expenses for Ampyra of $4.9 million.  The increase was also related to an increase in overall compensation, benefits, and other selling expenses attributable to Ampyra of $2.2 million. These increases were partially offset by a decrease in selling, marketing, and distribution expenses for Zanaflex Capsules of $308,000 due to the introduction of generic competition in the marketplace.

General and administrative expenses for the six-month period ended June 30, 2012 were $30.3 million compared to $32.6 million for the six-month period ended June 30, 2011, a decrease of approximately $2.3 million, or 7%. This decrease was primarily related to a decrease in expenses related to the Zanaflex Capsule patent infringement litigation of $3.1 million, a gain on our put/call liability related to the PRF revenue interest agreement of $502,000 and a decrease in post-approval Ampyra technical work of $558,000. The overall decrease in general and administrative expenses was partially offset by an increase in staff, compensation and related expenses to support the overall growth of the organization of $2.7 million.

Other Expense

Other expense was $870,000 for the six-month period ended June 30, 2012 compared to $2.1 million for the six-month period ended June 30, 2011, a decrease of approximately $1.3 million, or 59%. The decrease was primarily due to a decrease in interest expense of $1.3 million principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales.

Provision for Income Taxes

We recorded a provision for income taxes of $651,000 and $179,000 for the six-month periods ended June 30, 2012 and 2011, respectively which represents Federal AMT and gross receipts taxes for certain states.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, payments received under our collaboration and licensing agreements, sales of Ampyra and Zanaflex Capsules, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

We were cash flow positive in 2011 and, at June 30, 2012, we had $303.0 million of cash, cash equivalents and short-term and long-term investments, compared to $295.9 million at December 31, 2011.  We expect to be cash flow positive in 2012. We believe that we have sufficient cash, cash equivalents, short-term and long-term investments on hand, in addition to cash expected to be generated from operations, to fund our business plan for the next twelve months, including our currently anticipated development pipeline activities in for the next twelve months and our anticipated payment commitments to Neuronex.

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

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.  As of June 30, 2012, $5.3 million of these promissory notes was outstanding, which amount includes accrued interest. The second of seven annual payments on this note was due and paid on the two year anniversary of Ampyra approval on January 22, 2012 and will continue to be paid annually until paid in full.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of June 30, 2012, referred to as the revenue interest liability, of approximately $2.9 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.6%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of $511,000 as of June 30, 2012 related to the put/call option to reflect its current estimated fair value. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

Investment Activities

At June 30, 2012, cash, cash equivalents, short-term and long-term investments were approximately $303.0 million, as compared to $295.9 million at December 31, 2011. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and high-quality government bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of June 30, 2012, our cash and cash equivalents were $64.7 million, as compared to $58.0 million as of December 31, 2011. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $191.1 million as of June 30, 2012, as compared to $238.0 million as of December 31, 2011. Our long-term investments consist of US Treasury bonds with original maturities greater than one year. The balance of these investments was $47.1 million as of June 30, 2012, as compared to zero as of December 31, 2011.

Net Cash Provided by/(Used in) Operations

Net cash provided by (used in) operations was $15.4 million and $(9.4) million for the six-month periods ended June 30, 2012 and 2011, respectively. Cash provided by operations for the six-month period ended June 30, 2012 was primarily attributable to net income of $12.4 million principally resulting from license and royalty revenues, a non-cash share-based compensation expense of $9.8 million, amortization of net premiums and discounts on investments of $2.7 million and depreciation and amortization of $2.0 million.  Cash provided by operations was partially offset by a net decrease of $4.7 million due to changes in working capital items primarily due to the payment of prepaid items during the six-month period ended June 30, 2012 and a decrease in deferred product revenue of $1.6 million.  These working capital decreases were partially offset by an increase in accounts payable and accrued expenses of $1.3 million.  The offset to cash provided by operations was also attributable to a decrease in non-current portion of deferred license revenue of $4.5 million due to the amortization of the upfront collaboration payment received during the six-month period ended September 30, 2009, a decrease in the loss on our put/call liability of $519,000, and an increase in inventory held by the Company of $1.2 million.

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

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2012 was $10.5 million, primarily due to $137.9 million in purchases of investments, purchases of intangible assets of $938,000 and purchases of property and equipment of $6.4 million, partially offset by $134.8 million in proceeds from maturities and sales of investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2012 was $1.9 million, primarily due to $2.4 million in net proceeds from the issuance of common stock and exercise of stock options partially offset by $476,000 in repayments to PRF.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the six-month period ended June 30, 2012, commitments related to the purchase of inventory consistent with our normal course of business increased as compared to December 31, 2011. As of June 30, 2012, we have inventory-related purchase commitments totaling approximately $6.6 million.

Under certain license agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain license agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $64 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2012, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved. This also excludes any potential payments as part of the Neuronex transaction as these are not yet commitments to us until the transaction is consummated.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, our critical accounting policies have not changed materially from December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at June 30, 2012.

We have cash equivalents, short-term and long-term investments at June 30, 2012, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and investments approximate their fair value at June 30, 2012. At June 30, 2012, we held $303.0 million in cash, cash equivalents, short-term and long-term investments which had an average interest rate of approximately 0.06%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2012, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2007, Apotex answered our complaint, asserting patent invalidity and non-infringement.  Apotex also counterclaimed, seeking a declaratory judgment of patent invalidity and non-infringement.  We denied those counterclaims.  A bench trial was held in May 2011.  On September 7, 2011, we announced that the Court had ruled against us in the litigation.  The Court held that the claims of U.S. Patent No. 6,455,557 covering use of multiparticulate tizanidine compositions are invalid as not enabled and not infringed by Apotex.  We appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  On June 11, 2012, the Federal Circuit affirmed the decision of the District Court.  We do not intend to seek any further appeals of the decision.  We also asked the FDA to delist from the Orange Book the patent that was held invalid.

On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleges, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise makes allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  We intend to defend ourselves vigorously in the litigation.  We filed a motion to dismiss the amended complaint, and await further action by the Court.

Item 1 of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 includes prior updates to the litigation described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by the information in Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, and as further updated by this Item 1A, all of which could materially affect our business, financial condition or future results. The risks described or referred to herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Following is the restated text of individual risk factors with changes that have occurred since our publication of risk factors in our 2011 Annual Report and our update to the risk factors in our Quarterly Report for the quarter ended March 31, 2012.

Even though we have obtained marketing approval for Ampyra, the approval is subject to a REMS and post-marketing commitments, which may affect the success of Ampyra.

The marketing approval we received for Ampyra is subject to risk mitigation activities we must undertake in accordance with a risk evaluation and mitigation strategy, or REMS, a commitment to report all seizures we learn about in post-approval use to the FDA on an expedited basis, and requirements for potentially costly follow-up animal and clinical studies and analyses.  The post-approval requirements impose burdens and costs on us.  If the post-approval animal and clinical studies and analyses identify new safety concerns, or if our REMS and other measures are not effective in preventing or minimizing the prevalence of seizures or other serious safety risks, the approval of Ampyra could be further limited or withdrawn, or we might be required to undertake additional burdensome post-approval activities.  In addition, failure to complete the required studies and meet our other post-approval commitments could lead to negative regulatory action at the FDA, which could include withdrawal of regulatory approval. Also, our Amypra marketing approval requirements include a commitment to the FDA to conduct a trial to evaluate a 5mg twice daily dosing regimen, the results from which we expect to announce in August 2012.  Although we do not expect a 5mg dose to be as efficacious as a 10mg dose, we cannot predict the results of this study or whether it will lead to the marketing of any new dosages of Ampyra and, if so, the impact on Ampyra revenues.

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

In addition, our promotion of Ampyra must reflect only the specific approved indication as well as other limitations on use, and disclose the safety risks associated with the use of Ampyra as set out in the approved product labeling.  We must submit all promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners, and we may face other adverse enforcement action.  For example, in June 2012 we received an untitled letter from the FDA stating that one of our Ampyra promotional videos does not comply with applicable law and is misleading because it overstates the efficacy of and minimizes important safety information associated with Ampyra.  The FDA instructed us to immediately discontinue using the promotional video and any other promotional materials containing similar violations, and to submit a written response to their letter.  In compliance with the FDA request, we submitted a written response and in July 2012 we discontinued use of the video and we have also suspended use of some other promotional material that we are evaluating in light of the untitled FDA letter.

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

Furthermore, since Ampyra is commercially available, it is being used in a wider population and in a less rigorously controlled environment than in clinical studies. Some patients exposed to Ampyra have reportedly experienced serious adverse side effects, including seizures. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of Ampyra is associated with serious adverse effects, which could result in harm to Ampyra sales and our profitability.  For example, as part of an annual REMS review of Ampyra, in July 2012 the FDA issued a safety communication relating to seizures based on post-marketing data from March 2010 through March 2011.

These data showed no new safety signals related to seizure risk with Ampyra and are consistent with the data from clinical trials of Ampyra.  However, the FDA safety updates and related changes that we are making to the Ampyra product labeling could change perceptions about Ampyra safety and therefore harm sales.  We also constantly monitor adverse event reports for signals regarding potential additional adverse events, which could result in the need for further label changes, which might harm Ampyra sales.

Under FDA regulations and our REMS for Ampyra, we are required to monitor the safety of Ampyra and inform health care professionals about the risks of drug-associated seizures with Ampyra.  We are required to document and investigate reports of adverse events, and to report them to the FDA in accordance with regulatory timelines based on their severity and expectedness.  Failure to make timely safety reports and to establish and maintain related records could result in withdrawing of marketing authorization or other regulatory action, civil actions against us, or criminal penalties, any of which could harm our business.  For example, in 2011 the FDA conducted an inspection focused primarily on our adverse event reporting system, including the timeliness of reporting of adverse events by our specialty pharmacies.  Issues were identified on a September 2011 Form 483, and then in May 2012 we received a warning letter from the FDA regarding some of the issues identified in the inspection.  The Form 483 and warning letter are discussed in further detail below in these risk factors.

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

Our success in increasing sales of Ampyra will depend on the continued customer support efforts of our network of specialty pharmacies. A specialty pharmacy is a pharmacy that specializes in the dispensing of injectable, infused or certain other medications typically for complex or chronic conditions, which often require a high level of patient education and ongoing management. Specialty pharmacies are commonly used to dispense MS drugs, many of which are injectable.  The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using Ampyra, Ampyra adverse events, or Ampyra complaints;

•	not effectively dispense or support Ampyra;

•	reduce their efforts or discontinue dispensing or supporting Ampyra;

•	not devote the resources necessary to dispense Ampyra in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others;

•	not have the required licenses to distribute drugs; or

•	cease operations.

In late 2010 and early 2011, we learned that two of the specialty pharmacies that dispense Ampyra failed to timely report to us some of the reports of adverse events that they received, which we believe was in violation of our contracts with them.  Because the specialty pharmacies did not report these adverse events to us in a timely manner, while we reported them to the FDA, we did not report them in a timely manner.  To our knowledge, no regulatory action has been taken against us or the specialty pharmacies involved by the FDA.  However, if these specialty pharmacies continue to experience problems with adverse event reporting, and even if they do not, the FDA could take regulatory action against us and/or the specialty pharmacies.  In 2011 the FDA conducted an inspection focused primarily on our adverse event reporting system, including reporting of adverse events by our specialty pharmacies.  Issues were identified on a September 2011 Form 483, and in May 2012 we received a warning letter from the FDA regarding some of the issues identified in the inspection.  The Form 483 and warning letter are discussed in further detail below in these risk factors.

We may incur significant liability if it is determined that we are promoting the “off-label” use of Ampyra or any other marketed drug.

Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or, outside the U.S., other applicable regulatory agencies. Off-label uses are common across medical specialties.  Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict promotion of a drug other than in accordance with labeling approved by the FDA or other applicable regulatory agency. Companies may not promote drugs for off-label uses. Accordingly, without FDA approval of Ampyra for use in any indications other than improving walking ability in people with MS, we may not promote Ampyra in the U.S. for these indications. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have engaged in off-label promotion may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other applicable regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. Although we believe that all of our communications regarding our marketed products are in compliance with off-label promotion restrictions, the FDA or another regulatory or enforcement authority may disagree.  A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.  In June 2012 we received an untitled letter from the FDA stating that one of our Ampyra promotional videos does not comply with applicable law and is misleading because it overstates the efficacy of Ampyra and minimizes important risk information.  This untitled FDA letter is discussed in further detail above in these risk factors.

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

We also are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to other regulatory requirements that apply to drugs manufactured or distributed by us. If we receive a notice of inspectional observations or deficiencies from the FDA, we may be required to undertake corrective and preventive actions in order to address the FDA's concerns, which could be expensive and time-consuming to complete and could impose additional burdens and expenses on how we conduct the affected activities.  For example, the FDA conducted two inspections beginning in July 2011.  The first inspection focused on our REMS and the second inspection focused on our adverse event reporting system.  The REMS inspection resulted in verbal comments pertaining to formalization of procedures and enhanced quality assurance responsibilities.  The adverse event reporting inspection resulted in September 2011 FDA Form 483 focused primarily on timeliness of reporting, formalization and enhancement of certain procedures and processes, communication of Ampyra post-marketing commitments, and Acorda access to source documentation.  Acorda provided the FDA with formal responses to the inspectional observations as well as to the verbal comments and commenced the process of implementing specific actions to address the FDA’s concerns and enhance our overall pharmacovigilance process.  However, in May 2012 the FDA  issued a written warning letter based on some of the issues identified in the 2011 inspections.  The FDA warning letter identified some of the FDA’s observations as repeat observations from prior FDA inspections.  We have responded to the warning letter, advising the FDA of the corrective actions we are taking to address all of the matters covered in the warning letter.  However, the FDA may decide that our responses and corrective actions are not adequate and could take action against us, without further notice.  Action by the FDA against us could require us to take further corrective actions or even that we stop marketing Ampyra and/or result in monetary fines, and any of such actions by the FDA could harm our business. In addition, although Ampyra was approved by the FDA on January 22, 2010, the FDA has not inspected our third-party suppliers’ drug product manufacturing sites in connection with that approval.  The process validation efforts and manufacturing process at these sites could be inspected at a later date and the FDA might find what it considers to be deficiencies in the manufacturing process or process validation efforts, which could negatively impact the availability of product supply.

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

If our products are approved in the EU, their success there will also depend largely on obtaining and maintaining government reimbursement because, in many European countries, patients will not use prescription drugs that are not reimbursed by their governments.  In addition, negotiating prices with governmental authorities can delay commercialization by one year or more.  Even if reimbursement is available, reimbursement policies may harm sales of our products and therefore our ability or that of our partners, such as Biogen Idec, to sell our products on a profitable basis.  In response to the recent downturn in global economic conditions, governments in a number of international markets have announced or implemented austerity measures aimed at reducing healthcare costs to constrain the overall level of government expenditures.  This includes Germany and other countries in the EU, where Biogen Idec has obtained approval for Fampyra.  The measures vary by country and include, among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals.  These measures may harm net revenue from Biogen Idec sales of Fampyra and therefore the amount of the royalty we receive from Biogen Idec.  For example, in August 2012 the German Joint Federal Committee (G-BA) publicly announced its final assessment of the additional benefit of Fampyra, giving Fampyra a rating of no added benefit compared to physiotherapy.  Although the G-BA decision does not impact access to Fampyra for patients in Germany, it provides a comparator price range that will form the basis for Biogen Idec’s negotiation of a price for Fampyra in Germany with the Federal Association of Statutory Health Insurance Funds.  The comparator price range is substantially lower than the current price of Fampyra in Germany.  In addition, German prices are typically used by a number of other countries as a reference price, which therefore can negatively impact the price to be paid for reimbursement of Ampyra by other countries, particularly in the EU.  A reduction in the amount of sales of Fampyra by Biogen Idec will reduce the amount of royalties Biogen Idec must pay us.

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

The Affordable Care Act also includes substantial provisions affecting compliance.  For example, beginning in January 2013, pharmaceutical manufacturers will be required to collect information on payments or other transfers of value made to healthcare providers during the calendar year.  The collected information will have to be disclosed in reports that will be placed on a public database.  Similarly, beginning in April 2012, pharmaceutical manufacturers were required to report samples of prescription drugs requested by and distributed to healthcare providers during the preceding calendar year. The law does not state whether these disclosures will be made publicly available.  If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.  In addition, the federal government has been given additional enforcement authority.

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

We cannot assure you that any acquisition or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed products or product candidates, for example by overestimating approvability by the FDA or the market potential of acquired or in-licensed products or product candidates. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. Any acquisition might distract resources from and otherwise harm sales of Ampyra. We cannot assure you that we would be able to make the combination of our business with that of acquired businesses or companies or in-licensed product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product candidate may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our stock, which could dilute our current shareholders’ ownership interest, or securities convertible into our stock, which could dilute current shareholders’ ownership interest upon conversion.  Also, although we may from time to time announce that we have entered into agreements to acquire other companies or assets, we cannot assure you that these acquisitions will be completed in a timely manner or at all.  These transactions are subject to an inherent risk that they may not be completed, for example because required closing conditions cannot be met at all or within specified time periods, termination rights may be exercised such as due to a breach by one of the parties, or other contingencies may arise that affect the transaction.

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

If PRF were to validly exercise its right to cause us to repurchase the right we assigned to it, we may have to use funds that we planned to use for other purposes. Because PRF's right to cause us to repurchase the rights we assigned to it is triggered by, among other things, a change in control, transfer of any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement) or transfer of all or substantially all of our assets, the existence of that right could discourage us or a potential acquirer from entering into a business transaction that would result in the occurrence of any of those events.

On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  We believe that the allegations are without merit and that the put option has not been validly exercised.  We cannot predict whether these allegations will lead to any legal actions or, if they are initiated, the outcome or impact on us of any such legal actions.

Item 5.  Other Information

On December 23, 2005, we entered into an agreement (subsequently amended) with an affiliate of Paul Royalty Fund (PRF), under which we received specified cash payments from PRF. In exchange, we assigned PRF revenue interest in Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all Zanaflex net revenues (as defined in the agreement) generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier.  Under the agreement, PRF is entitled to receive specified percentages of our Zanaflex net revenues.

The agreement also contains put and call options whereby we may repurchase the revenue interest at our option or can be required by PRF to repurchase the revenue interest, contingent upon certain events. If we experiences a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties made under the agreement, PRF has the right, which we refer to as PRF’s put option, to require us to repurchase the rights sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) 150% of all payments made by PRF as of such date, less all payments received by PRF as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF as of such date, taking into account the amount and timing of all payments received by PRF as of such date.

On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  We believe that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, we estimate that the incremental cost to us in excess of amounts already accrued to PRF at June 30, 2012 would be no more than approximately $2.5 million.  Our review is ongoing.

Item 6.  Exhibits

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

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: August 8, 2012		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ David Lawrence
Date: August 8, 2012		David Lawrence, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”