Form 10-K
period 2012-12-31
ACORDA THERAPEUTICS INC
filed 2013-02-28
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

As of June 29, 2012, the aggregate market value (based on the closing price on that date) of the registrant's voting stock held by non-affiliates was $524,746,202. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2012 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of February 15, 2013, the registrant had 40,280,070 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement for its 2013 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance.

Part III, Item 11, Executive Compensation.

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence.

Part III, Item 14, Principal Accounting Fees and Services.

ACORDA THERAPEUTICS, INC.
2012 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including Diazepam Nasal Spray any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Diazepam Nasal Spray or other products under development; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition, including the impact of generic competition on Zanaflex Capsules revenues; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; failure to comply with regulatory requirements could result in adverse action by regulatory agencies; and the ability to obtain additional financing to support our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this Annual Report, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Business.

Company Overview

We are a commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis, or MS, spinal cord injury, or SCI, and other disorders of the nervous system.  We have marketed as well as developmental stage products and are working to bring important new therapies to people with nervous system disorders.  Our goal is to help patients to a better future, while building a leading neurology company with a portfolio of innovative products.

The first product for which we completed clinical development, Ampyra (dalfampridine) Extended Release Tablets, 10mg was approved by the U.S. Food and Drug Administration, or FDA, in January 2010 as a treatment to improve walking in patients with MS. This was demonstrated by an increase in walking speed. Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which was previously referred to as fampridine.  Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the U.S. in March 2010, and had net revenue of $266.1 million for the year ended December 31, 2012.

Approximately 400,000 people in the U.S. suffer from MS, and each year approximately 10,000 people in the U.S. are newly diagnosed.  Research indicates that 64% to 85% of those people experience walking disability and that 70% of people with MS who have difficulty walking report it to be the most challenging aspect of their MS.  Within 15 years of an MS diagnosis, 50% of people with MS often require assistance walking and, in later stages, up to one third are unable to walk. Even in early stages of the disease, walking can be a significant issue; one study found that 28% of people reported walking disabilities within two years of MS diagnosis.  In the European Union (EU), approximately 600,000 people suffer from MS, and an additional 55,000 to 75,000 people in Canada are also diagnosed with this disease.  More than 73,000 new patients have tried Ampyra therapy since the 2010 launch.

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009. Fampyra is commercially available in a number of European Union countries and in Canada, Australia, New Zealand and Israel, and Biogen Idec anticipates making Fampyra commercially available in additional markets in 2013, as well as filing for regulatory approval in other countries.

We also sell Zanaflex Capsules and Zanaflex tablets, which contain tizanidine hydrochloride, a short-acting drug approved by the FDA for the management of spasticity. In 2012, we launched tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, under our agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), following the launch by Apotex, Inc. of its generic tizanidine hydrochloride capsules.

We are developing what we believe is an industry leading pipeline of novel neurological therapies.  We are developing Diazepam Nasal Spray, which we acquired in December 2012, for the treatment of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.  We are also studying dalfampridine to improve a range of functional impairments, in addition to walking disability, caused by MS, as well as its potential use in other neurological conditions, including cerebral palsy and post-stroke deficits.  In addition, we are developing clinical stage compounds AC105 for acute treatment of SCI, GGF2 for treatment of heart failure, and rHIgM22, a remyelinating monoclonal antibody, for the treatment of MS.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and

SCI.  Chondroitinase, an enzyme that encourages nerve plasticity in SCI, is in preclinical development.

We are focused on continuing to grow as a fully-integrated biopharmaceutical company by commercializing our FDA approved products, developing our product candidates and advancing our research and development programs for underserved markets.  We will also look to build long-term value by acquiring and inlicensing new assets, focusing on near-commercial or commercial stage assets that leverage our scientific and commercial expertise in the neurology space.

Company Highlights
•
Ampyra:  Ampyra (dalfampridine) Extended Release Tablets, 10mg was approved by the FDA in January 2010 for the improvement of walking in people with MS.  This was demonstrated by an increase in walking speed.  To our knowledge, Ampyra is the first and only product indicated to improve walking in people with MS.  Ampyra was made commercially available in the U.S. in March 2010, using our own specialty sales force, and had net revenue of $266.1 million for the year ended December 31, 2012, with more than 73,000 new patients trying Ampyra therapy since the 2010 launch.  As of December 31, 2012, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  Three of the largest national health plans in the U.S. – Aetna, United Healthcare and Cigna – have listed Ampyra in the lowest branded co-pay tier of their commercial preferred drug list or formulary.  This formulary status at all three health plans was renewed in 2012.

•
Ampyra Development Programs:  We are studying dalfampridine to improve a range of functional impairments, in addition to walking disability, caused by MS, as well as its potential use in other neurological conditions, including cerebral palsy, or CP, and post-stroke deficits.  In December 2011, we initiated a Phase 2 proof-of-concept clinical study of dalfampridine in adults with CP.  The first phase of this proof-of-concept study, which has been completed, was a single-dose phase primarily to evaluate safety and tolerability prior to proceeding to a multi-dose cohort.  This 10-person, single dose phase of the study detected no safety signals that would prevent additional study of the drug in the treatment of CP.  We completed enrollment for the second phase, a multi-dose study including 20 adults with CP, to evaluate both safety and efficacy.  We expect to announce topline results of this phase of the study in the second quarter of 2013.  Also, in June 2012, we enrolled the first patient in a Phase 2 proof-of-concept trial of dalfampridine in post-stroke deficits, and we expect to announce topline study results in the second quarter of 2013.  This study is exploring the use of dalfampridine in patients who have experienced a stroke and who have stabilized with chronic neurologic deficits, which may include walking impairment and upper extremity function impairment, such as arm weakness.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial is targeting motor impairments that remain after such recovery.  We also are providing grants for investigator-initiated studies exploring potential benefits on a range of functional deficits in MS and other neurological disorders.

•
Ampyra Patents:  We have two issued patents listed in the Orange Book for Ampyra.  The first is U.S. Patent No. US 8,007,826 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Based on the final patent term adjustment calculation of the United States Patent and Trademark Office, or USPTO, this patent will extend into 2027.  The second is U.S. Patent No. 5,540,938 (“the ‘938 patent”), the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In October 2012, the USPTO determined that the ‘938 patent is entitled to a full five year patent term extension under the patent restoration provisions of the Hatch Waxman Act.  With a five year patent term extension, the ‘938 patent would expire in 2018.

On January 15, 2013, the USPTO issued U.S. Patent No. 8,354,437 (U.S. Patent Application No. 11/102,559) with claims relating to methods to improve walking, walking speed, lower extremity muscle tone and lower extremity muscle strength in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. In 2011, the European Patent Office, or EPO, granted the counterpart European patent with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging this granted European patent.  We intend to vigorously defend the European patent, although the outcome of opposition proceedings is unpredictable.

•
Fampyra/Biogen:  Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec under a 2009 license and collaboration agreement.  Fampyra is commercially available in a number of European Union countries and in Canada, Australia, New Zealand and Israel, and Biogen Idec anticipates making Fampyra commercially available in additional markets in 2013, as well as filing for regulatory approval in other countries.  We recorded $7.1 million of royalty revenue and $9.1 million of amortized license revenue in 2012 related to Fampyra.

•
Zanaflex Capsules and Zanaflex tablets:  Our Zanaflex Capsules and Zanaflex tablets, which we also sell, are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many CNS disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  In February 2012, Apotex Inc. commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.).  Net revenues for our Zanaflex franchise including our own authorized generic version were $23.5 million for the year ended December 31, 2012.   The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions are expected to cause our net revenues from Zanaflex Capsules to further decline in 2013 and beyond.  In May 2012, we received a Paragraph IV Certification Notice from Mylan Laboratories Limited advising us that Mylan Laboratories has filed an Abbreviated New Drug Application for generic versions of the three dosage strengths of Zanaflex Capsules.  The FDA approved Mylan’s ANDA on November 9, 2012.  Based upon our request, the FDA delisted from the Orange Book the patent against which Mylan Laboratories filed the Paragraph IV Certification Notice.

•
Research and Development Programs:  Our lead research and development programs include three distinct therapeutic approaches to restoring neurologic function– neuregulins, remyelinating antibodies and chondroitinase, our program to develop AC105 as an acute treatment for neurological trauma, and our recently acquired program to develop Diazapam Nasal Spray as a treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.

o
Neuregulins:  GGF2 is our lead product candidate for our neuregulins program.  We have completed a Phase 1 clinical trial of GGF2 in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  We have completed analysis of the three-month data, and we plan to present findings in a platform presentation at the American College of Cardiology (ACC) annual meeting in March 2013.  We will also discuss the data with the FDA before proceeding to a multiple dose study.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or we may decide to enter into a partnership, most likely with a cardiovascular-focused company.  We also are continuing with research on potential neurology indications for GGF2.

o
Remyelinating Antibodies:  rHIgM22 is the lead antibody in our remyelinating antibody program, and we are developing it as a potential therapeutic for MS. We believe a therapy, such as this antibody, that could repair myelin sheaths has the potential to restore substantial neurological function to those affected by demyelinating conditions.  We have an open IND for rHIgM22 for the treatment of MS and plan to initiate enrollment in a Phase 1 safety study in MS patients in the first half of 2013.

o
AC105:  AC105 is a proprietary magnesium formulation that we are studying as an acute treatment for SCI.  We licensed AC105 from Medtronic, Inc. and one of its affiliates in 2011.  AC105 has been shown to reduce lesion size and enhance recovery in animal models of SCI.  AC105 has been shown to be safe and tolerable in a small number of healthy normal subjects in Phase 1 human trials.  We submitted a Phase 2 clinical trial protocol for AC105 for acute treatment of SCI to the FDA for review.  The protocol has been reviewed by the FDA, and we are preparing to initiate the trial in the first half of 2013. The trial is designed primarily to assess the safety and tolerability of AC105 in people with acute SCI.  In January 2013, we announced that the U.S. Department of Defense awarded us a $2.67 million research contract to support this Phase 2 trial.  The FDA granted Fast Track designation for AC105 to improve functional recovery of acute SCI.

o
Neuronex Acquisition:  In February 2012, we signed an agreement to acquire Neuronex, Inc., a privately-held pharmaceutical company developing a proprietary nasal spray formulation of diazepam as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.  We completed the acquisition of Neuronex in December 2012.  Continuing with efforts commenced by Neuronex prior to the acquisition, pending additional clinical and manufacturing data, we plan to submit a 505(b)(2)-type New Drug Application, or NDA, for Diazepam Nasal Spray, to the FDA in 2013, with potential FDA approval and commercial launch in 2014. We anticipate that our current infrastructure can support sales and marketing of this product, and market planning is underway.  A 505(b)(2) application allows for an NDA that references medical literature and the FDA’s finding of safety and effectiveness for a previously approved drug product.  We believe this is an important addition to our pipeline that aligns with our core strategy to develop and commercialize products that offer unique benefits to people with neurological diseases.  This acquisition has provided a near-term commercial opportunity in neurology that leverages our existing sales, marketing and medical organizations.  Financial terms of the acquisition are described below in the “Research and Development Programs” section of this report.

•
Corporate Headquarters:  In July 2012, we relocated our corporate headquarters, and all employees then based at our Hawthorne, N.Y. location, to a facility in Ardsley, New York consisting of an aggregate of approximately 138,000 square feet of office and laboratory space.  We have grown substantially over the last several years, and the new facility provides state-of-the art office and laboratory space that will accommodate our current needs and allow for future growth.

•
Corporate Update:  In October 2012, we named Jane Wasman, J.D., as President, International.  Prior to her October 2012 promotion, Ms. Wasman served as our Chief, Strategic Development, General Counsel and Corporate Secretary.  In her new role, Ms. Wasman leads our efforts to identify and launch inlicensing and commercial opportunities outside the United States.  She is also responsible for managing our collaboration with Biogen Idec in their international development and commercialization of Fampyra (prolonged-release fampridine tablets).  Ms. Wasman also continues to lead our global strategic development and has retained the titles of General Counsel and Secretary.

Our Strategy

Our strategy is to continue to grow as a fully-integrated biopharmaceutical company and to be a leading neurology company focused on the identification, development and commercialization of a range of nervous system therapeutics. We are using our scientific, clinical and commercial expertise in MS and SCI as strategic points of access to additional nervous system markets, including stroke, TBI and epilepsy. For 2013, we are focused on making disciplined investments in growing Ampyra sales, expanding the Ampyra franchise, and advancing and expanding our pipeline.  Key aspects of our strategy are:

•	Continue to invest in growing Ampyra sales, with focus in 2013 on:

o
Implementing sales and marketing programs that increase awareness and use in patients with earlier stages of walking disability who can benefit from Ampyra, and that are aimed at increasing adherence to the prescribed therapy by patients who are benefitting from it.  We expect that, for 2013, we will not be increasing our investment in Ampyra commercial activities above 2012 levels as a percentage of product sales.

o	Educating prescribers on the value of Ampyra for earlier-stage patients.

o	Expanding our reimbursement specialist programs, which provide assistance to physicians’ offices in navigating managed care challenges.

•	Work to expand our Ampyra franchise by assessing additional potential uses of dalfampridine in MS and possibly other neurological conditions such as cerebral palsy and post-stroke deficits.

•	Support the efforts of our collaboration partner, Biogen Idec, in seeking health authority approval for and commercializing Fampyra in markets outside the U.S.

•	Advance our pipeline of research and development programs, and for 2013 in particular achieving the milestones described above under “Company Highlights.”

•	Expand our pipeline through the potential inlicensing and/or acquisition of select products and technologies in neurology, with our focus through 2013 on commercial or near commercial opportunities.

Our Products and Product Pipeline

Commercial Products	Indication	Status	Marketing Rights
Ampyra	MS	FDA-approved and marketed in the U.S.	Acorda (U.S.)
Fampyra	MS	Approved in the EU (conditional) and other countries; commercially available in a number of EU countries and in Canada, Australia, New Zealand and Israel.	Biogen Idec (outside U.S.)
Zanaflex Capsules and an authorized generic version of the capsules	Spasticity	FDA-approved	Acorda (U.S.); authorized generic marketed by Actavis/Watson Pharma
Zanaflex tablets	Spasticity	FDA-approved	Acorda (U.S.)

Research and Development Programs	Proposed Therapeutic Area(s)	Stage of Development	Marketing Rights
Diazapam Nasal Spray	Cluster/Acute Repetitive Seizures	NDA preparations ongoing; filing planned for 2013 pending additional clinical and manufacturing data	Acorda/Worldwide (excluding certain Asian countries)
Dalfampridine	Cerebral Palsy	Phase 2 proof-of-concept clinical trial	Acorda/Worldwide (Biogen ex-U.S. option)
Dalfampridine	Post-Stroke Deficits	Phase 2 proof-of-concept clinical trial	Acorda/Worldwide (Biogen ex-U.S. option)
AC105	SCI and TBI	Acute SCI Phase 2 clinical trial preparations ongoing; expect to initiate trial in H1 2013	Acorda/Worldwide
Neuregulin Program	Heart failure*	GGF2 Phase 1 clinical trial completed	Acorda/Worldwide
Remyelinating Antibodies Program	MS	Open IND for rHIgM22; Phase 1 clinical trial expected to begin H1 2013	Acorda/Worldwide
Chondroitinase Program	SCI	Research	Acorda/Worldwide

*The company is also continuing with preclinical research on potential neurology indications such as stroke and SCI.

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

Spinal Cord Injury

A spinal cord injury, or SCI, usually refers to a traumatic blow to the spine that fractures or dislocates vertebrae and causes damage to the surrounding spinal cord tissue. SCI is caused by traumas such as a motor vehicle accident, a fall, or a sports injury.  Depending on the location and severity of the injury, people with SCI can experience a number of disabilities, including partial or complete paralysis, muscle weakness, spasticity, loss or distortion of sensation, impaired bowel and/or bladder function, or sexual dysfunction.  SCI often results in severe, lifelong disability, leading to long-term care and quality of life issues for the person with the injury.

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

According to the National Spinal Cord Injury Statistical Center, or NSCISC, approximately 270,000 people in the U.S. live with the SCI and approximately 12,000 new spinal cord injuries occur each year, the majority of which are male.  SCI primarily affect young people, with 50-70%% occurring in those aged 15-35.  Average annual medical cost for an SCI patient ranges from $40,000 to $178,000 depending on the extent of the injury.  NSCISC estimates that the average lifetime costs directly attributable to SCI for an individual injured at age 25 varies from approximately $700,000 to $3.2 million depending on the severity of the injury.

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

Stroke

A stroke occurs when the blood supply to part of the brain is interrupted or severely reduced, depriving brain tissue of oxygen and food, and causing the death of brain cells.  Stroke may also be associated with damage to the myelin sheath of various nerve tracts in the brain. Over the first few months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy. After this initial recovery, patients may stabilize with chronic neurologic deficits.  According to the American Stroke Association, or ASA, 795,000 people in the U.S. experience a stroke every year and approximately 7,000,000 people in the U.S. are living with the long term effects of stroke, or post-stroke deficits.  Current treatments for post-stroke deficits include physical and occupational therapy, but there are no pharmacologic therapies indicated specifically to improve function.  A majority of those living with post-stroke deficits experience walking or other lower limb disability and/or arm or other upper body deficits.  Estimated stroke-related medical and disability costs were $73.7 billion in the U.S. for 2010.

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

Existing medications for heart failure aim to compensate for the heart's diminished blood pumping ability. There is evidence that such medications, together with dietary changes, may have a modest indirect impact on the heart, but do not directly repair the heart muscle.

The CDC estimates that approximately 5.8 million Americans have heart failure, and roughly 670,000 are newly diagnosed each year.

Epilepsy

Epilepsy is a neurological condition that produces seizures affecting a variety of mental and physical functions.  Epilepsy is a brain disorder in which clusters of nerve cells, or neurons, in the brain sometimes signal abnormally, possibly resulting in convulsions, muscle spasms, and loss of consciousness. Epilepsy has many possible causes - an abnormality in brain wiring, an imbalance of nerve signaling chemicals called neurotransmitters, or some combination of these factors. When a person has had two or more seizures he or she is considered to have epilepsy. EEGs and brain scans are common diagnostic test for epilepsy.

The CDC estimates that approximately 2.3 million adults in the US have active epilepsy. Active epilepsy is defined as those who take medication or have had at least one seizure in the past year.  Seizures are generally classified as either partial onset, or focal, seizures, or generalized onset seizures. Approximately one third of epilepsy patients are refractory to treatment, meaning that they may still experience one or more breakthrough seizures despite an existing regimen of anti-epileptic drug (AED) therapy.  It is estimated that approximately 175,000 people in the U.S. have acute repetitive seizures, or ARS, which are characterized by recognizable, recurring episodes of seizure clusters.

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

Ampyra

Ampyra is an oral drug approved by the FDA on January 22, 2010 as a treatment to improve walking in patients with MS. This was demonstrated by an increase in walking speed.  Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra can be used alone or with concurrent medications, including immunomodulatory drugs.  The majority of patients in our two Phase 3 clinical trials for Ampyra (63%) were taking immunomodulatory drugs (interferons, glatiramer acetate, or natalizumab).  Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which was previously referred to as fampridine.  We obtained Orphan Drug designation from the FDA for dalfampridine in MS, which will provide Ampyra with seven years of market exclusivity for this use, to January 2017.

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

•
The second is U.S. Patent No. 5,540,938 (“the ‘938 patent”), the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In October 2012, the USPTO determined that the ‘938 patent is entitled to a full five year patent term extension under the patent restoration provisions of the Hatch Waxman Act.  With a five year patent term extension, the ‘938 patent would expire in 2018.  We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business).

On January 15, 2013, the USPTO issued U.S. Patent No. 8,354,437 (U.S. Patent Application No. 11/102,559) with claims relating to methods to improve walking, walking speed, lower extremity muscle tone and lower extremity muscle strength in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. In 2011, the European Patent Office, or EPO, granted the counterpart European patent with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging this granted European patent.  We intend to vigorously defend the European patent, although the outcome of opposition proceedings is unpredictable.

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec under a 2009 license and collaboration agreement.  In July 2011 Biogen Idec received conditional approval from the European Commission for Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7).  Fampyra is commercially available in a number of European Union countries and in Canada, Australia, New Zealand and Israel, and Biogen Idec anticipates making Fampyra commercially available in additional markets in 2013, as well as filing for regulatory approval in other countries.

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

The FDA’s approval letter also included certain post-marketing study requirements and confirmed certain commitments made by us with respect to Ampyra.  The post-marketing requirements included additional animal toxicology studies to evaluate certain impurities, in vitro receptor binding and abuse potential studies in animals, and an evaluation of clinical adverse events related to abuse potential.  We completed these studies and timely submitted the results to the FDA.  Also, we committed to the FDA that we would conduct a placebo-controlled trial to evaluate a 5 mg twice daily dosing regimen of Ampyra, as well as a pharmacokinetic evaluation of a 7.5 mg dosage strength in patients with mild or moderate renal impairment.  We also committed to report all post-marketing seizure events on an expedited basis to the FDA.  We completed the renal impairment study and timely submitted the results to the FDA.   In August 2012, we announced results of the 5mg efficacy study.  The study failed to confirm efficacy of the 5mg dose.  We believe that this study, together with Ampyra registration studies, continue to show that 10mg twice daily is the appropriate, safe, and effective dose.  The study results were provided to the FDA and will be presented in peer-reviewed scientific forums.  Study results that we have submitted to the FDA are subject to FDA review, and the FDA could require additional data and/or further studies before they confirm that we have satisfied the applicable requirement or commitment.

In our two Phase 3 clinical studies of Ampyra in SCI, the results did not reach statistical significance on their primary endpoints.  Based on the entire body of data in clinical trials of Ampyra in people with SCI, we may resume development of Ampyra for SCI in the future, but have no current plans to do so.

Zanaflex Products

Zanaflex Capsules and Zanaflex tablets contain tizanidine hydrochloride, one of the two leading active ingredients used for the management of spasticity. Tizanidine hydrochloride is approved by the FDA as a short-acting drug for the management of spasticity. We acquired from Alkermes plc (formerly Elan) all of its U.S. sales, marketing and distribution rights to Zanaflex Capsules and Zanaflex tablets in July 2004. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. There are currently a number of generic versions of tizanidine hydrochloride tablets on the market. Zanaflex Capsules were approved by the FDA in 2002, but were never marketed by Elan. We began marketing Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  On February 6, 2012, we launched an authorized generic version of tizanidine hydrochloride capsules under our agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), following the launch by Apotex of its generic tizanidine hydrochloride capsules.

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

Research and Development Programs

We are developing what we believe is an industry leading pipeline of novel neurological therapies.  We are developing Diazepam Nasal Spray, which we acquired in December 2012, for the treatment of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.  Pending additional clinical and manufacturing data, we plan to submit an NDA to the FDA for Diazepam Nasal Spray in 2013.  We are also studying dalfampridine to improve a range of functional impairments, in addition to walking disability, caused by MS, as well as its potential use in other neurological conditions, including cerebral palsy and post-stroke deficits.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function.  We are developing clinical stage compounds AC105 for acute treatment of SCI, GGF2 for the treatment of heart failure, and rHIgM22, a remyelenating monoclonal antibody, for the treatment of MS.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and SCI.  Chondroitinase, an enzyme that encourages nerve plasticity in SCI, is in preclinical development.  We believe these programs for restoring neurologic and/or cardiac function have the potential to be first-in-class therapies, and may be applicable across a number of CNS disorders, including stroke and TBI, because many of the mechanisms of tissue damage and repair are similar.

Diazapam Nasal Spray; Neuronex Acquisition

On December 20, 2012, we completed the acquisition of Neuronex, Inc., a privately-held pharmaceutical company developing Diazepam Nasal Spray.  The acquisition was completed pursuant to a February 15, 2012, merger agreement among us, one of our wholly-owned subsidiaries, and Neuronex.  Pursuant to the merger agreement, Neuronex merged with our wholly owned subsidiary and continued as the surviving corporation in the merger (the “Merger”).

Diazepam Nasal Spray is a proprietary formulation of diazepam that we are developing as a treatment for the management of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.  Currently, the only approved outpatient treatment option for people who experience this type of seizure activity is DIASTAT® AcuDial™ (diazepam rectal gel), a rectally administered gel formulation of diazepam.  Diazepam is currently available in other formulations, such as used for intramuscular and intravenous administration, for certain indications.  The nasally administered formulation potentially offers patients and caregivers a more practical and socially acceptable treatment option.  Continuing with efforts commenced by Neuronex prior to the acquisition, pending additional clinical and manufacturing data, we plan to submit a 505(b)(2)-type New Drug Application, or NDA, for Diazepam Nasal Spray to the FDA in 2013, with potential FDA approval and commercial launch in 2014.  We anticipate that our current infrastructure can support sales and marketing of this product, and market planning is underway.  A 505(b)(2) application allows for an NDA that references medical literature and the FDA’s finding of safety and effectiveness for a previously approved drug product.

In accordance with the terms and conditions of the merger agreement, upon its execution we made an initial payment of $2 million to Neuronex.  Also, prior to completion of the Merger, we provided Neuronex with $1.5 million to support certain research and development activities conducted by Neuronex, including $500,000 that we funded upon execution of the merger agreement.  Upon closing of the Merger, we paid an additional $6.8 million in cash consideration for the Merger, subject to a $300,000 holdback in accordance with the provisions of the merger agreement.  We used cash on hand to fund the initial $2 million payment, the pre-closing research and development payments, and the closing consideration.

Under the terms of the merger agreement, the former equity holders of Neuronex will be entitled to receive from us up to an additional $18 million in earnout payments upon the achievement of specified regulatory and manufacturing-related milestones with respect to the Diazepam Nasal Spray product, and up to $105 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  There can be no guarantee that any such milestones will in fact be met.  The former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments, ranging from the upper single digits to lower double digits, on worldwide net sales of Diazepam Nasal Spray products.  These payments are payable on a country-by-country basis until the earlier to occur of  ten (10) years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the merger agreement.

Neuronex licenses patent other intellectual property and other rights relating to the Diazepam Nasal Spray product from SK Biopharmaceuticals Co., Ltd., or SK.  Pursuant to the SK license, which grants worldwide rights to Neuronex except certain specified Asian countries, Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to the Diazepam Nasal Spray product (including a $1 million payment upon the FDA’s acceptance for review of the first NDA for the Diazepam Nasal Spray product), and up to $3 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.

The merger agreement contains customary representations, warranties and covenants of the parties and customary indemnification provisions.

Under the merger agreement, we are required to use diligent efforts, as defined in the merger agreement, to develop the Diazepam Nasal Spray product.  However, we have the right, at any time after the Merger, to discontinue development and commercialization of the Diazepam Nasal Spray product and return the Diazepam Nasal Spray product assets.  If this occurs, we will not have any further diligence obligations regarding the Diazepam Nasal Spray products but will not be entitled to recoup any of the payments previously made under the merger agreement.

Neuronex did not have any employees at the time we completed the acquisition.

Ampyra/Dalfampridine Development Programs

We are studying the potential for dalfampridine to be applied to other indications within MS and to other neurological conditions.  In December 2011, we initiated a Phase 2 proof-of-concept clinical study of dalfampridine in adults with cerebral palsy, or CP.  The first phase of this proof-of-concept study, which has been completed, was a single-dose phase primarily to evaluate safety and tolerability prior to proceeding to a multi-dose cohort.  This 10-person, single dose phase of the study detected no safety signals that would prevent additional study of the drug in the treatment of CP.  We completed enrollment for the second phase, a multi-dose study including 20 adults with CP, to evaluate both safety and efficacy.  We expect to announce topline results of this phase of the study in the second quarter of 2013.

In June 2012, we enrolled the first patient in a Phase 2 proof-of-concept trial of dalfampridine in post-stroke deficits, and we expect to announce topline study results in the second quarter of 2013.  This study is exploring the use of dalfampridine in patients who have experienced a stroke and who have stabilized with chronic neurologic deficits, which may include walking impairment and upper extremity function impairment, such as arm weakness.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial is targeting motor impairments that remain after such recovery.

We are providing grants for investigator-initiated studies exploring potential benefits on a range of functional deficits in MS and other neurological disorders.

Also, we are working with external parties on a potential once-daily formulation of dalfampridine.

AC105

In June 2011, we entered into a license agreement with Medtronic, Inc. and one of its affiliates pursuant to which we licensed from them worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol, which we refer to as AC105.  We are studying AC105 as a treatment for patients who have suffered acute SCI.  Our development and commercialization rights are exclusive in all fields (including SCI, TBI and stroke) for certain formulations of the licensed compound.  For other formulations, our rights are exclusive for indications of interest to us, including SCI, TBI, stroke and all other traumatic and ischemic central nervous system indications, while Medtronic and its affiliate have non-

exclusive (with us) development rights in specific areas, including certain areas of pain and musculoskeletal indications.

During a traumatic neurological injury, depletion of magnesium at the site of injury has been shown to contribute to tissue injury and lesion development.  AC105 addresses this issue by formulating magnesium in such a way that the magnesium is delivered to the CNS.  Previous clinical studies that have delivered magnesium in the form of commonly-used salts (magnesium chloride or magnesium sulfate) have shown limited ability to significantly raise magnesium levels in the CNS and have failed to show benefit, for example in stroke or TBI.  AC105 has been shown to reduce lesion size and enhance recovery in animal models of SCI.  AC105 has been shown to be safe and tolerable in a small number of healthy normal subjects in Phase 1 human trials.

We submitted a Phase 2 clinical trial protocol for AC105 for acute treatment of SCI to the FDA for review.  The protocol has been reviewed by the FDA, and we are preparing to initiate the trial in the first half of 2013.   The trial is designed primarily to assess the safety and tolerability of AC105 in people with acute SCI.  In January 2013, we announced that the U.S. Department of Defense awarded us a $2.67 million research contract to support this Phase 2 trial.  The FDA granted Fast Track designation for AC105 to improve functional recovery in SCI patients.  We expect to apply for FDA orphan drug designation for the acute treatment of SCI and intend to explore orphan drug designations in Europe and in other parts of the world.

Neuregulins/GGF2

This program is based on neuregulin growth factors that have been shown to promote recovery after neurological injury as well as enhance heart function in animal models of heart failure.  Neuregulins form a family of growth factors related to epidermal growth factor. These molecules bind to erbB receptors, which translate the growth factor signal and cause changes in cell growth, protein production and gene expression.  Neuregulins have been shown in published studies to have a range of effects in protection and repair of cells both in the nervous system and in the heart. In 2002, we obtained from Paion AG (formerly CeNeS Pharmaceuticals plc), or Paion, an exclusive worldwide license to its neuregulin patents and related technology, including GGF2, our lead molecule from the neuregulin family.

Neuregulins covered in the portfolio from Paion have a number of potential applications. Neuregulins and their erbB receptors are essential for cardiac development.  They have been shown to protect cardiac muscle cells from stressors that can lead to congestive heart failure, and to enhance function in heart failure induced by myocardial infarction. Additionally, neuregulins have been shown to protect the heart and brain from the toxicity of commonly used chemotherapeutic agents, such as anthracyclines. Studies in mouse, rat and dog models of congestive heart failure have shown that neuregulins significantly improve cardiac function and survival. Neuregulins have been shown to stimulate remyelination in animal models of MS and to protect the brain in animal models of stroke. Therefore, neuregulins offer us the potential for multiple CNS and cardiac indications, including MS, stroke and heart failure as well as protection from chemotherapy-induced damage.

We have completed a Phase 1 clinical trial of GGF2 in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  We have completed analysis of the three-month data, and we plan to present findings in a platform presentation at the American College of Cardiology (ACC) annual meeting in March 2013.  We will also discuss the data with the FDA before proceeding to a multiple dose study.  We selected heart failure as the initial indication because of the strength of the preclinical data, the availability of clear outcome measures, and the potential market size.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or we may decide to enter into a partnership, most likely with a cardiovascular-focused company, or developing it on our own.  We are also continuing with research on potential neurology indications for GGF2.

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

We are developing the lead antibody (rHIgM22) as a potential therapeutic for MS.  We believe a therapy, such as this antibody, that could repair myelin sheaths has the potential to restore substantial neurological function to those affected by demyelinating conditions.  We have an open IND for rHIgM22 for the treatment of MS and plan to initiate enrollment in a Phase 1 safety study in MS patients in the first half of 2013.

Chondroitinase Program

This pre-clinical program is focused on developing chondroitinase as a therapeutic to break down the matrix of scar tissue that develops as a result of an injury to the CNS. Published research has demonstrated that this scar matrix is partly responsible for limiting the regeneration of nerve fibers in the CNS. A similar matrix exists even in uninjured parts of the CNS tissue and restricts plasticity, the ability to modify or re-establish nerve connections. One or both forms of matrix may also inhibit repair of the myelin sheath by restricting the movements of the myelinating cells into the area of damage.

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

We are conducting a research program to develop second generation approaches to overcoming the proteoglycan matrix. Our research is currently focused on SCI but we are also looking at other neurotraumatic indications.  The approaches we are developing include novel enzyme molecules and alternative approaches to blocking matrix formation. In 2003, we obtained an exclusive worldwide license to certain patents, patent applications, and technology from Cambridge University Technical Services Limited (now named Cambridge Enterprise Limited) and King’s College London related to our chondroitinase program. We are also building our intellectual property position with respect to this technology with patent applications around uses of the known compound and new chemical structures.

Sales, Marketing and Managed Markets

We have established our own specialty sales force and commercial infrastructure in the U.S. to market Ampyra.  We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Medical Science Liasons, Regional Reimbursement Directors, and Managed Markets account managers who work collaboratively with field teams and corporate personnel to assist in the execution of our strategic initiatives. We have contracted with a third-party organization with extensive experience in coordinating patient benefits to run Ampyra Patient Support Services, or APSS, a dedicated resource of support services that coordinates the prescription process among healthcare providers, people with MS and insurance carriers.  Prescriptions for Ampyra are processed through the APSS center, where dedicated and experienced customer care agents are responsible for:  helping healthcare professionals process prescriptions; working with insurance carriers to facilitate coverage; and working with a limited network of specialty pharmacy providers that deliver the medication directly to a patient’s home.  In addition, APSS assists in directing patients to available copay and patient assistance programs, where permitted by law.  The process begins when a prescription is submitted by a physician to APSS through a Service Request Form, or SRF.  If insurance coverage is confirmed, APSS will transmit the prescription information to the specialty pharmacy provider that has contracted with the patient’s insurance carrier.  The specialty pharmacy provider will then mail the prescription directly to the patient. In some cases, the specialty pharmacy provider will coordinate the insurance benefits investigation on behalf of the patient or will receive a prescription directly from a prescribing physician.  Those people with MS who meet income and other requirements may receive Ampyra at no cost, where permitted by law, through Acorda’s patient assistance program. We have also established a program to assist individuals who have private insurance in managing their co-payment costs through a co-pay mitigation program, where permitted by law.

We believe that, in general, people with MS are knowledgeable about their conditions, actively seek new treatments, and are directly involved with their prescriber's evaluation of treatment options. We have existing relationships with the major advocacy groups that focus on MS. As an example of our commitment, each year Acorda sponsors numerous of the National Multiple Sclerosis Society's Walk MS events around the country.  These sponsorships allow us to engage thousands of people with MS, as well as their families, physicians and caregivers, in a discussion about the impact of walking impairment on their lives.  In addition to these efforts, we have implemented a comprehensive series of educational and promotional programs to support Ampyra.

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

Zanaflex Capsules are principally distributed through wholesale pharmaceutical distributors.  Our authorized generic version of tizanidine hydrochloride capsules is marketed under our agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.).

Scientific and Medical Network

We have an established advisory team and network of well-recognized scientists, clinicians and opinion leaders in the fields of MS, SCI, CP, epilepsy, stroke and cardiology.Depending on their expertise, these advisors provide assistance in trial design, conduct clinical trials, keep us apprised of the latest scientific advances and help us identify and evaluate business development opportunities.

Material and Other Collaborations and License Agreements

Biogen Idec

In 2009, we entered into a Collaboration Agreement with Biogen Idec, pursuant to which we and Biogen Idec have agreed to collaborate on the development and commercialization of products containing aminopyridines, including Ampyra, initially directed to the treatment of MS (licensed products). The Collaboration Agreement includes a sublicense of our rights under an existing license agreement with Alkermes (formerly Elan). We have also entered into a related Supply Agreement pursuant to which we will supply Biogen Idec with its requirements for the licensed products through our existing supply agreement with Alkermes. Biogen Idec Inc., the parent of Biogen Idec, has guaranteed the performance of Biogen Idec's obligations under the Collaboration Agreement and the Supply Agreement.

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

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec. Fampyra is commercially available in a number of European Union countries and in Canada, Australia, New Zealand and Israel, and Biogen Idec anticipates making Fampyra commercially available in additional markets in 2013, as well as filing for regulatory approval in other countries.

In consideration for the rights granted to Biogen Idec under the Collaboration Agreement, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, which was received in July 2009. Also, in August 2011, we received a $25 million milestone payment from Biogen for approval of Fampyra in the EU.  Under our separate license and supply agreements with Alkermes, in 2009 we paid Alkermes $7.7 million of the $110 million upfront Biogen payment and in 2011 we paid Alkermes $1.8 million of the $25 million Biogen milestone payment.  We are entitled to receive additional payments from Biogen of up to $10 million based on the successful achievement of future regulatory milestones and up to $365 million based on the successful achievement of future sales milestones.  The next expected milestone payment from Biogen Idec would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters.

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

Ampyra

In September 2003, we entered into an amended and restated license agreement with Elan that replaced two prior license agreements for Ampyra in oral sustained release dosage form. Under this agreement, Elan granted us exclusive worldwide rights to Ampyra for all indications, including SCI, MS and all other indications. We agreed to pay Elan milestone payments of up to $15.0 million, of which we have reached and paid $5.0 million, and royalties based on net sales of products with dalfampridine as the active ingredient. We also agreed to pay Elan 7% of any upfront and milestone payments that we receive from the sublicensing of rights to Ampyra or other aminopyridine products.  As a result of our Collaboration Agreement with Biogen Idec, described above, in 2009 we paid Elan $7.7 million of a $110 million upfront payment we received from Biogen, and in 2011 we paid Elan $1.8 million of a $25 million milestone payment we received from Biogen.

Alkermes (now the licensor under this agreement due to its 2011 acquisition of Elan’s Drug Technologies business) is also obligated under this agreement to supply us with our commercial requirements for Ampyra in the U.S., as well as to supply Biogen Idec under the Supply Agreement and Consent Agreement with Ampyra for Biogen Idec’s clinical trials and for Biogen Idec’s commercial requirements.

Alkermes may terminate our license in countries in which we have a license, if we fail to file regulatory approvals within a commercially reasonable time after completion and receipt of positive data from all preclinical and clinical studies required for the related NDA equivalent. We could also lose our rights under the license agreement if we fail to launch a product in such countries within 180 days of NDA or equivalent approval and receipt of other needed regulatory approvals, or if we fail to fulfill our payment obligations under the license agreement. If Alkermes terminates our license in any applicable country, Alkermes is entitled to license from us our patent rights and know-how relating to the product and to market the product in the applicable country, subject to royalty payments to us.

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

Alkermes manufactures Zanaflex Capsules for us (and the authorized generic version of Zanaflex capsules being marketed by Watson Pharma (a subsidiary of Actavis) and Patheon Inc. manufactures Zanaflex tablets for us. For more information refer to "—Manufacturing."

In December 2005, we entered into a financing arrangement with Paul Royalty Fund, or PRF, pursuant to which we assigned PRF the right to receive a portion of our net revenues from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. This agreement was amended in November 2006 potentially to increase the total amount of royalty payments to which PRF is entitled and to provide for additional lump-sum payments both from us to PRF and from PRF to us. The arrangement covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the arrangement is terminated earlier. On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option. The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries. We believe that the allegations are without merit and that the put option has not been validly exercised. We cannot predict whether these allegations will lead to any legal actions or, if they are initiated, the outcome or impact on us of any such legal actions.  For more information on our arrangement with PRF, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements."

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

We agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. We have made or accrued an aggregate of $850,000 in milestone payments and $13.0 million in royalties under this agreement through December 31, 2012. The FDA approval of Ampyra triggered the final milestone of $750,000, which was paid in 2010. The Rush license may be terminated by either party following an uncured material breach by the other party and notice. The Rush license may also be terminated upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party. We also entered into an agreement with Elan relating to the allocation of payments between us and Elan of certain payments to Rush under the Rush license. Subject to the early termination provisions, the Rush license terminates upon expiration of the royalty obligations, which expire fifteen years from the date of the agreement (2018).

Medtronic

In June 2011, we entered into a license agreement with Medtronic, Inc. and its affiliate Warsaw Orthopedic, Inc., collectively “Medtronic,” pursuant to which we licensed from Medtronic worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol (licensed products), which we refer to as AC105.  We are studying AC105 as an acute treatment for SCI.  During a traumatic neurological injury, depletion of magnesium at the site of injury has been shown to contribute to tissue injury and lesion development.  AC105 addresses this issue by formulating magnesium in such a way that the magnesium is delivered to the CNS.  Previous clinical studies that have delivered magnesium in the form of commonly-used salts (magnesium chloride or magnesium sulfate) have shown limited ability to significantly raise magnesium levels in the CNS and have failed to show benefit, for example in stroke or TBI.  AC105 has been shown to reduce lesion size and enhance recovery in animal models of SCI.  AC105 has been shown to be safe and tolerable in a small number of healthy normal subjects in Phase 1 human trials.

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

SK Biopharmaceuticals Co., Ltd.

In December 2012, we acquired Neuronex, Inc., a privately-held pharmaceutical company developing a proprietary nasal spray formulation of diazepam as a treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.  Currently, the only approved outpatient treatment option for people who experience this type of seizure activity is DIASTAT® AcuDial™ (diazepam rectal gel), a rectally administered gel formulation of diazepam.  Diazepam is currently available in other formulations, such as used for intramuscular and intravenous administration, for certain indications.  The nasally administered formulation potentially offers patients and caregivers a more practical and socially acceptable treatment option.

Neuronex, now one of our wholly owned subsidiaries, licenses the patents, patent applications, and other intellectual property and other rights relating to the Diazepam Nasal Spray product from SK Biopharmaceuticals Co., Ltd., or SK.  Under the SK license agreement, Neuronex has a license to develop and commercialize licensed products in all countries worldwide, except for specified Asian countries which are reserved for SK under the license agreement.  The license is exclusive for all therapeutic, medical and in vivo uses in humans or animals.

Pursuant to the SK license, Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to the Diazepam Nasal Spray product (including a $1 million payment upon the FDA’s acceptance for review of the first NDA for the Diazepam Nasal Spray product), and up to $3 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  There can be no guarantee that any such milestones will in fact be met.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.  Neuronex may offset, against a portion of the royalties payable to SK, a portion of any royalties we may pay under certain third party licenses.

Under the license agreement, Neuronex must use commercially reasonable efforts to develop and market a Diazepam Nasal Spray product.  Also, Neuronex is obligated to achieve specified development milestones within the timeframes specified in the SK license.  SK is entitled to terminate the SK license if Neuronex fails to achieve the specified milestones, unless the failure is due to reasons beyond Neuronex’s reasonable control.

The license agreement will terminate upon the expiration of Neuronex’s royalty payment obligations, which occurs, on a country-by-country basis, upon the latest of (a) ten years after first commercial sale of Diazepam Nasal Spray product in a country, (b) expiration of regulatory exclusivity of Diazepam Nasal Spray product in a country, and (c) the expiration of the last-to expire licensed patent.  Because the date of the first commercial sale of a licensed product is uncertain, and because patent applications are pending that, if issued, would extend the term of the SK license, the term of the SK license in each country is uncertain.   Upon termination of all royalty obligations for a licensed product in a country, the license becomes fully paid-up and non-exclusive.

The SK license may be terminated by either party following an uncured material breach by the other party.  Also, Neuronex may terminate the SK license at will upon prior written notice to SK.

Neither party may assign the SK license without the prior written consent of the other, except for assignments to affiliates that meet specified conditions.

Other License Agreements

In addition to the material license and collaboration agreements described above, we have entered into numerous other license agreements to support our research and development programs.  These other license agreements include the following:

•
We have an exclusive, worldwide license from the Canadian Spinal Research Organization for specified patents and know-how relating to the use of dalfampridine in the reduction of chronic pain and spasticity in a spinal cord injured subject.

•
We have an exclusive, worldwide license from Cambridge Enterprise Limited (formerly Cambridge University Technical Services Limited) and King's College London to specified patents and patent applications for products related to enzymatic methods, including chondroitinase, of treating CNS disorders. Under the same license, we also have non-exclusive rights to these patents and patent applications for products related to small molecule inhibitors for use in treating CNS disorders.

•
We have an exclusive, worldwide license from the Mayo Foundation for Education and Research, or Mayo Clinic, to specified patents, patent applications, and other intellectual property on certain antibodies relating to our research on the therapeutic use of these antibodies, specifically myelination and remyelination in MS and SCI.

•
We have an exclusive, worldwide sublicense from Paion AG (formerly CeNeS Pharmaceuticals plc) to certain patents, patent applications and know-how relating to GGF2 or fragments thereof and non-protein products developed through the use of material covered by a valid claim in the patents. The license to these patents and the right to sub-license these patents were granted to Paion by the Ludwig Institute for Cancer Research.  We also have an exclusive, worldwide sublicense from Paion to certain Paion patents, patent applications, and know-how relating to the neuregulin growth factor gene NRG-2.

•
We have a license from Brigham and Women’s Hospital, Inc., or Brigham, acting on its own behalf and on behalf of Beth Israel Deaconess Medical Center, or Beth Israel, to patent rights relating to the use of GGF2 in the treatment of congestive heart failure.  Our rights in the U.S. are co-exclusive, with

Brigham and Beth Israel having retained rights for internal research, clinical, and education purposes, and our rights outside the U.S are exclusive.

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

Regis Technologies, Inc. is the sole supplier of 4-aminopyridine, the active pharmaceutical ingredient in Ampyra.  If Regis experiences any disruption in their operations, a delay or interruption in the supply of our Ampyra product could result until the Regis cures the problem or we locate an alternate source of supply. We may not be able to enter into alternative supply arrangements on terms that are commercially favorable, if at all. Any new supplier would also be required to qualify under applicable regulatory requirements. We could experience substantial delays before we are able to qualify any new supplier.

Zanaflex

We currently rely on Alkermes to supply us under our 2004 Supply Agreement with Zanaflex Capsules (and for the supply of our authorized generic Zanaflex capsules being marketed by Watson Pharma, a subsdiary of Actavis). The initial term of the agreement expired in 2009, but is subject to two automatic two-year renewal terms. Either party may terminate the agreement by notifying the other party at least 12 months prior to the expiration of the initial term or any renewal term. In addition, either party may terminate the agreement if the other party commits a material breach that remains uncured. If a failure to supply occurs under the agreement, other than a force majeure event, or if we terminate the supply agreement for cause, Alkermes must use commercially reasonable efforts to assist us in transferring production of Zanaflex Capsules to us or a third-party manufacturer, provided that such third party is not a technological competitor of Alkermes. If we need to transfer production, Alkermes has agreed to grant us a royalty-free, fully paid-up license of its manufacturing know-how and other information and rights related to the production of Zanaflex Capsules, including a license to use its technology for specified purposes. We have the right to sublicense this know-how to a third party manufacturer, provided that this third party is not a technological competitor of Alkermes. In the event of termination of the supply agreement due to a force majeure event that continues for more than three months, Alkermes has agreed to enter into negotiations with us to preserve the continuity of supply of products, including the possibility of transferring manufacturing of Zanaflex Capsules to us or a third party manufacturer. Patheon manufactures Zanaflex tablets for us.

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

GGF2

We have completed a Phase 1 clinical trial of GGF2 in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  We have completed analysis of the three-month data, and we plan to present findings in a platform presentation at the American College of Cardiology (ACC) annual meeting in March 2013.

We contracted with CMC ICOS Biologics in 2008 to produce and purify GGF2 bulk material under cGMPs.  Acorda and CMC Biologics (formerly CMC ICOS) have jointly developed analytical and characterization assays to support the manufacture of GGF2.  The details of the manufacturing and purification processes and data from the analytical assays were provided to FDA in an IND application in March 2010.  This drug substance was generated to support Good Laboratory Practices, or GLP, safety and toxicology.

The final drug product for GGF2 for clinical studies was produced at Althea Technologies under a Product Development and Clinical Supply Agreement signed in 2009.  The filling process and testing of the filled product was submitted to FDA as part of an IND application that was originally filed in March 2010.

rHIgM22

We are developing rHIgM2 as a potential therapeutic for MS.  We have contracted for testing and manufacturing development activities for rHIgM22 to be performed by outside contractors. In 2009, we signed a Master Vendor Agreement with Biovest International Inc. to produce rHIgM22 under cGMPs.  In 2009, we also contracted with CMC Biologics to develop methods and purify under cGMPs the rHIgM22 produced at Biovest. Acorda and CMC Biologics are working to develop analytical and characterization assays to support the manufacture of rHIgM22.  cGMP material produced at Biovest and CMC Biologics has been used in GLP safety and toxicology studies. We have an open IND for rHIgM22 for the treatment of MS and we plan to initiate enrollment in a Phase 1 safety study in MS patients in the first half of 2013.  In preparation for an IND filing, we worked with Biovest and CMC Biologics to complete the scale up manufacturing and purification processes, and in 2011 we completed formal preclinical safety and toxicity studies.

Diazepam Nasal Spray

On December 20, 2012, we completed the acquisition of Neuronex, Inc., a privately-held pharmaceutical company developing a proprietary nasal spray formulation of diazepam as a treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.

Continuing with efforts commenced by Neuronex prior to the acquisition, pending additional clinical and manufacturing data, we plan to submit a 505(b)(2)-type New Drug Application, or NDA, for Diazepam Nasal Spray, to the FDA in 2013, with potential FDA approval and commercial launch in 2014.  We anticipate that our current infrastructure can support sales and marketing of this product, and market planning is underway.  A 505(b)(2) application allows for an NDA that references medical literature and the FDA’s finding of safety and effectiveness for a previously approved drug product.  We do not yet have manufacturing arrangements in place for this product, and we will rely on third parties for both the manufacturing of this product as well as the supply of the active pharmaceutical ingredient.

AC105

In June 2011, we entered into a license agreement with Medtronic, Inc. and one of its affiliates pursuant to which we licensed from them worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol, which we refer to as AC105.  We are studying AC105 as a treatment for patients who have suffered acute SCI.  We submitted a Phase 2 clinical trial protocol for AC105 for acute treatment of SCI to the FDA for review.  The protocol has been reviewed by the FDA, and we are preparing to initiate the trial in the first half of 2013. The trial is designed primarily to assess the safety and tolerability of AC105 in people with acute SCI.  We are relying on a third party to manufacture and supply the clinical trial material.

Intellectual Property

There are seven major families of subject matter in our patent portfolio: Ampyra, Zanaflex Capsules, neuregulins, remyelinating antibodies, chondroitinase, AC105, and Diazepam Nasal Spray. Our intellectual property also includes copyrights, confidential and trade secret information as well as a portfolio of trademarks.

Ampyra/aminopyridines

•	We have a patent portfolio with multifaceted coverage on aminopyridine-related subject matter.

•
We hold an exclusive, worldwide license from Alkermes (formerly Elan) to granted U.S. patents and the corresponding foreign patents. In March 2010 we filed a patent term extension request with the U.S. Patent and Trademark Office, or USPTO, under the Hatch Waxman law on U.S. Patent No. 5,540,938 (“the ‘938 patent” ).  The claims of the ‘938 patent relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In October 2012, the USPTO determined that the ‘938 patent is entitled to a full five year patent term extension under the patent restoration provisions of the Hatch Waxman Act.  With a five year patent term extension, the ‘938 patent would expire in 2018. We have also applied for Supplementary Protection Certificates or “SPCs” in various European countries based on the corresponding European Patent, which was originally set to expire in November 2011.

•
Also listed in the Orange Book is U.S. Patent No. US 8,007,826 (which is owned by Acorda)with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Based on the final patent term adjustment calculation of the United States Patent and Trademark Office, or USPTO, this patent will extend into 2027.

On January 15, 2013 the USPTO issued U.S. Patent No. 8,354,437 (U.S. Patent Application No. 11/102,559)  with claims relating to methods to improve walking, walking speed, lower extremity muscle tone and lower extremity muscle strength in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. This patent, which is eligible for listing in the FDA Orange Book, is expected to expire in 2025 plus any additional term determined by the final patent term adjustment calculation by the USPTO. In 2011, the European Patent Office, or EPO, granted the counterpart European patent with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging this granted European patent.  We intend to vigorously defend the European patent, although the outcome of opposition proceedings is unpredictable.   We have also applied for SPCs on this granted European Patent.

We have pending U.S. patent applications and corresponding foreign patent applications covering methods of using aminopyridines, such as 4-aminopyridine (dalfampridine).  These include pending U.S. patent applications and corresponding foreign applications.

We have pending patent applications filed during the years 2010through 2012 on various methods for using aminopyridines, such as 4-aminopyridine.  If these applications issue as patents, they could remain in force at least through 2030 and 2032, respectively.

We hold an exclusive, worldwide license from the Canadian Spinal Research Organization, or CSRO, for a U.S. patent and foreign counterpart patents covering the use of dalfampridine in the treatment of spasticity and chronic pain in patients with SCI. This U.S. patent is expected to expire in 2013.

In February 2008, we acquired certain assets of Neurorecovery, Inc., or NRI. This acquisition enabled us potentially to broaden our intellectual property portfolio on dalfampridine and explore additional therapeutic indications for Ampyra, as well as provide access to pre-clinical compounds that may have utility in nervous system disorders. Under the terms of the purchase agreement, we were assigned two key licensing and research agreements relating to the use of aminopyridines in peripheral neuropathies and to two early stage development candidates. We also acquired NRI's pre-clinical and clinical data, regulatory filings (including Orphan Drug designations), copyrights, trademarks and domain names relating to the three products. Two Phase 2 studies of the aminopyridine compound Ampydin® (IR) for the treatment of chronic functional motor and sensory deficits resulting from Guillain-Barre Syndrome, or GBS, have been completed. In 2009, we evaluated the technologies acquired from NRI and identified certain non-aminopyridine technologies and devices that were not sufficiently relevant to our goals or business interests.  We returned the corresponding intellectual property relating to those technologies to their original licensor, the University of Alabama. We continue to retain the intellectual property assets related to aminopyridines, including an issued U.S. patent and corresponding foreign patents covering the use of mono-aminopyridines, such as dalfampridine, to treat GBS.

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

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeals of the decision.  On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed six of the seven counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  We have filed a motion for reconsideration of the decision regarding the Lanham Act claim.  The Company intends to defend itself vigorously in the litigation.

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

Chondroitinase

Our chondroitinase portfolio includes granted U.S. patents and granted foreign patent counterparts, as well as pending patent applications.   The granted U.S. patents are directed to methods of using certain chondroitinase enzymes, including chondroitinase ABC-I, to reduce inflammation in patients with central nervous system diseases, spinal cord injury or multiple sclerosis and certain chondroitinase ABC-I mutant enzymes and related methods of use.  The pending U.S. patent applications and their foreign counterparts are directed to chondroitinase enzymes, methods of use and formulations thereof.  In particular, we have pending U.S. applications and foreign equivalents relating to chondroitinase enzymes, including fusion proteins of chondroitinase enzymes, chimeric proteins including chondroitinase enzymes, deletion mutants of chondroitinase enzymes and certain methods of use of the same.

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

Diazepam Nasal Spray

Our wholly-owned subsidiary Neuronex, Inc. has a license from SK Biopharmaceuticals Co., Ltd., or SK, for two patent families comprising pending U.S. and foreign patent applications relating to the clinical formulation for the Diazepam Nasal Spray clinical product.  If granted, these patent applications would expire in 2029-2032.  One patent family is owned by SK and one patent family is jointly owned by Neuronex and SK.

Trademarks

In addition to patents, our intellectual property portfolio includes registered trademarks, along with pending trademark applications.  The registered marks include "Acorda Therapeutics" and our stylized Acorda Therapeutics logo, both of which are registered in the U.S. In addition, our Ampyra trademark was registered in the U.S. in June 2010.  We also have trademark registrations for “Fampyra” and “Kampyra” and pending trademark applications therefore, in numerous foreign jurisdictions.   We also own the rights to the registered marks "Zanaflex" and "Zanaflex Capsules" in the U.S. In addition, our trademark portfolio includes several trademark registrations and pending trademark applications for potential product names and for disease awareness activities.

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

Ampyra/MS

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

To our knowledge, Ampyra is the first product that is approved as a treatment to improve walking in patients with MS.  This was demonstrated by an increase in walking speed.  Several biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological diseases, including MS. Other companies also have products in clinical development, including products approved for other indications in MS, to address improvement of walking ability in people with MS. BioMarin Pharmaceutical Inc. or BioMarin, acquired the rights formerly owned by EUSA Pharma to amifampridine phosphate, a 3,4-diaminopyridine compound, which in January 2010 received marketing authorization in the EU for use in Lambert Eaton Myasthenic Syndrome, or LEMS.  On October 31, 2012 BioMarin outlicensed the North American rights to Catalyst Pharmaceuticals.  In the EU, and the U.S., if this product is successfully developed and approved, physicians might prescribe it instead of Ampyra, even if it were not approved for MS.

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

Zanaflex/Spasticity

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

As noted under “–Intellectual Property–Zanaflex” above, on February 3, 2012, Apotex received FDA approval of its ANDA and on February 6, 2012, it launched generic tizanidine hydrochloride capsules.  On February 6, 2012, we also launched an authorized generic version of Zanaflex Capsules under our agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.).  Also, in May 2012, we received a Paragraph IV Certification Notice from Mylan Laboratories Limited advising us that Mylan Laboratories has filed an ANDA for generic versions of the three dosage strengths of Zanaflex Capsules.  The FDA approved Mylan’s ANDA on November 9, 2012.  Other generic companies may also seek approval for their own generic tizanidine hydrochloride capsules.  In addition, several companies have reported that they are working on potential new delivery formulations of tizanidine hydrochloride. Our net revenue from Zanaflex Capsules has declined significantly due to competition from existing generic versions, and we expect it will continue to decline significantly in 2013 and beyond due to competition from existing and potentially other generic versions.

Baclofen, which is also available generically, is the other leading drug for the treatment of spasticity. The mechanism of action and associated effects of baclofen are different from those of tizanidine hydrochloride. Due to the different pharmacokinetic profile of Zanaflex Capsules, Zanaflex tablets and generic tizanidine hydrochloride tablets are not AB-rated with Zanaflex Capsules but Apotex’s generic tizanidine hydrochloride capsules are.

Diazepam Nasal Spray/Cluster or Acute Repetitive Seizures

Diazepam Nasal Spray is a proprietary formulation of diazepam that we are developing as a treatment for the management of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.  Currently, the only approved outpatient treatment option for people who experience this type of seizure activity is DIASTAT® AcuDialTM (diazepam rectal gel), a rectally administered gel formulation of diazepam.  Diazepam is also available in other formulations, such as used for intramuscular and intravenous administration, for certain indications.  Our current understanding is that many patients would prefer a therapeutic delivered intranasally rather than delivery options of rectal or intramuscular administration, but we cannot be certain that physicians would prescribe Diazepam Nasal Spray in preference over other available formulations of diazepam.  Also, if we obtain FDA approval for and launch Diazepam Nasal Spray, it may be more expensive than some or all of the generic or branded versions of diazepam otherwise available.  Furthermore, we are aware that Pfizer is developing an intramuscular delivery system for diazepam, Neurelis is developing an intranasal diazepam spray, and Upsher Smith is developing a nasal delivery form of midazolam, which could have a labeled indication similar to Diazepam Nasal Spray.  Diazepam Nasal Spray could be subject to substantial competition from these potential products, depending on whether and when they receive FDA approval, their cost, their labeled indications, patient acceptance, and other factors.

In addition to these examples, there are numerous other companies with early stage development programs for the treatment of epilepsy, cluster or breakthrough seizures, and acute repetitive seizures that could compete with Diazepam Nasal Spray in the future.

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

The process required by the FDA under these laws before our product candidates may be marketed in the U.S. generally involves the following:

•	preclinical laboratory and animal tests;

•	submission to the FDA of an Investigational New Drug, or IND, an application which must become effective before human clinical trials may begin;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use(s);

•	FDA review of whether each facility in which the product is manufactured, processed, packed or held meets standards designed to assure the product's continued quality; and

•
submission to the FDA of a New Drug Application, or NDA, in the case of a drug, or a Biologics License Application, or BLA, in the case of a biologic, that must be approved containing preclinical and clinical data, proposed labeling and information to demonstrate that the product will be manufactured to appropriate standards.

The research, development and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely or commercially viable basis, if at all.

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

Once an NDA or BLA is submitted for FDA approval, the FDA will accept the NDA or BLA for filing if deemed complete, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable.  The FDA has established performance goals for the review of NDAs and BLAs:  six months for priority applications and 10 months for regular applications, with two additional months added to each period for new molecular entities. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an "action letter" that describes additional work that must be done before the application can be approved. The FDA's review of an application may involve review and recommendations by an independent FDA advisory committee.

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

Post-Approval Regulation

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug and other reporting, advertising and promotion restrictions. The FDA's rules for advertising and promotion require, among other things, that we not promote our products for unapproved uses and that our promotion be fairly balanced and adequately substantiated by clinical studies. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug if it becomes aware of new safety information that the agency believes should be included in the approved drug's labeling. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Foreign drug manufacturers must comply with similar local requirements and may be subject to inspections by FDA or local regulatory agencies.  We cannot be certain that we or our present or future suppliers will be able to comply with the cGMPs and other regulatory requirements. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

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

The FDA's policies may change and additional U.S. or foreign government regulations may be enacted which could impose additional burdens or limitations on our ability to market products after approval. Moreover, increased attention to the containment of healthcare costs in the U.S. and in foreign markets could result in new government regulations that could harm our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Orphan Drugs

Under the Orphan Drug Act, special incentives exist for sponsors to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the U.S. Requests for orphan drug designation must be submitted before the submission of an NDA or BLA. We have received orphan drug designation for Ampyra for the treatment of both MS and incomplete SCI.  The number of people affected by MS has now exceeded 200,000.  However, this did not affect Ampyra’s orphan drug designation, as it was granted prior to the increase in diagnoses above 200,000.

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

Foreign Regulation and Product Approval

Outside the U.S., our ability or the ability of our collaboration partner Biogen Idec to market a product candidate is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, registration procedures are available to companies wishing to market a product in the entire European Economic Area, or EEA, or in more than one individual EU member state. This centralized procedure is mandatory for certain products. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

Other Regulations

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, as amended, the False Claims Act, also as amended, and are affected by the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended.  For products to be made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Administration and DOD, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid.  In addition, under legislative changes made in 2009, discounted prices must also be offered for certain DOD purchases for its TRICARE program via a rebate system, and we may be required to make payments to cover discounts on certain past purchases.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

Under the Affordable Care Act, beginning in August 2013, pharmaceutical manufacturers will be subject to new federal reporting and disclosure requirements with regard to payments or other transfers of value made to healthcare providers.  Reports submitted under these new requirements will be placed on a public database.  Similarly, pharmaceutical manufacturers will also be required to report samples of prescription drugs requested by and distributed to healthcare providers based on forthcoming guidance from the FDA.  The new law does not state whether these disclosures will be made publicly available.

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

The Deficit Reduction Act of 2005 resulted in changes to the way average manufacturer price (AMP) and best price are reported to the government and the formula for calculating required Medicaid rebates.  The Affordable Care Act increased the minimum basic Medicaid rebate for branded prescription drugs from 15.1% to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees.  In addition, the Affordable Care Act increased the additional Medicaid rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products, revised the definition of AMP by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted 340B pricing.

The Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products.  The fee (which is not deductible for federal income tax purposes) is based on the manufacturer’s market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs.  The Affordable Care Act also contains a number of provisions, including provisions governing the way that healthcare is financed by both governmental and private insurers, enrollment in federal healthcare programs, reimbursement changes, increased funding for comparative effectiveness research for use in the healthcare industry, and enhancements to fraud and abuse requirements and enforcement, that will affect existing government healthcare programs and will result in the development of new programs.

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

Public and private healthcare payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private healthcare payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA and/or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, or OBRA '93, with certain exceptions, provides for Medicare coverage of unapproved uses of an FDA-approved drug if the unapproved use is reasonable and necessary and is supported by one or more citations in the American Hospital Formulary Service Drug Information, the national Comprehensive Cancer Network Drugs and Biologics Compendium, Micromedix, DrugDex, or Clinical Pharmacology. Another commonly cited compendium, for example under Medicaid, is the DrugDex Information System.

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

EMPLOYEES

As of February 13, 2013, we had 378 employees. Of the 378 employees, 90 perform research and development activities, including preclinical programs, clinical trials, regulatory affairs, biostatistics, and drug safety, and 288 work in sales, marketing, managed markets, business development, manufacturing, technical operations, medical affairs, communications, and general and administrative.

CORPORATE INFORMATION

We were incorporated in 1995 as a Delaware corporation. Our principal executive offices are located at 420 Saw Mill River Road, Ardsley, New York 10502. Our telephone number is (914) 347-4300. Our website is www.acorda.com.  The information contained on our website is not incorporated by reference into this report and should not be considered to be a part of this report. References to our website address in this report have been included as, and are intended to be, inactive textual references only that do not hyperlink to our website.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (http://www.acorda.com under the “Investors” and then "SEC Filings" captions) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (SEC).  Also, the SEC allows us to “incorporate by reference” some information from our proxy statement for our 2013 Annual Meeting of Stockholders, rather than repeating that information in this report. We intend to file our 2013 proxy statement within 120 days after the end of our 2012 fiscal year, in accordance with SEC rules and regulations, and we recommend that you refer to the information that we indicate will be contained in our 2013 proxy statement.

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

Risks related to our business

We have a history of operating losses and, although we were profitable in 2012, we may not be able to sustain profitability.

As of December 31, 2012, we had an accumulated deficit of approximately $254.5 million. Although we had net income of $155.0 million for the year ended December 31, 2012, which includes a tax benefit recorded for a release of our deferred tax asset valuation allowance, and $30.6 million for the year ended December 31, 2011, prior to 2011 we had operating losses each year since inception as a result of our significant clinical development, research and development, general and administrative, sales, managed markets and marketing, medical affairs and business development expenses. We will continue to invest significant amounts in marketing our approved products, in our product development and research and development activities, and, potentially, to acquire new products and product candidates.

Our prospects for sustaining profitability will depend primarily on how successful we are in:

•
Increasing our sales levels for Ampyra in the U.S. and supporting Biogen Idec’s efforts to successfully obtain and maintain regulatory approval for Fampyra (as Fampridine Prolonged Release tablets) in the EU and other markets outside the U.S.;

•
expanding the Ampyra franchise through additional patent protection for Ampyra, new formulations, and additional indications in MS and possibly other conditions such as cerebral palsy and post-stroke deficits;

•	Obtaining FDA approval for, and commercializing, the Diazepam Nasal Spray product that we acquired from Neuronex, Inc. in December 2012;

•	continuing to advance clinical development of our AC105, rHIgM22, and GGF2 programs;

•	continuing to develop our preclinical product candidates and advance them into clinical trials; and

•	evaluating and potentially expanding our product development pipeline through the potential inlicensing and/or acquisition of additional products and technologies

If we are not successful in executing our business plan, we may not sustain profitability. Also, even if we are successful in executing our business plan, our profitability may fluctuate from period to period due to our level of investments in marketing, research and development, and product and product candidate acquisitions.  For example, in 2013 we expect to invest a significant amount in continuing the development of, and seeking FDA approval for, the Diazepam Nasal Spray product.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Acorda.

In general, under the Internal Revenue Code of 1986, as amended, a corporation is subject to limitations on its ability to utilize net operating losses (NOLs), to offset future taxable income. As of December 31, 2012, we had approximately $205.1 million of NOLs available to reduce taxable income in future years. Losses for federal income tax purposes can generally be carried forward for a period of 20 years.  We believe it is more likely than not that we will use these net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards could expire before we generate sufficient taxable income.

Our ability to utilize the NOL's may be further limited if we undergo an ownership change, as defined in section 382. This ownership change could be triggered by substantial changes in the ownership of our outstanding stock, which are generally outside of our control. An ownership change would exist if the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock, or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL's. If an ownership change were to occur, the annual limitation under Section 382 could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our NOL asset and, as a result, could have a negative impact on our financial position and results of operations.

We may have exposure to additional tax liabilities, which could have a material impact on our results of operations and financial position.

We are subject to income taxes, as well as non-income based taxes, in both the United States and Puerto Rico. Significant judgment is required in determining our tax liabilities.  Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements.  If the Internal Revenue Service, or other taxing authority, disagrees with the positions taken by our company, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. In addition, the United States government may adopt tax reform measures that significantly increase our worldwide tax liabilities, which could materially harm our business, financial condition and results of operations.

We will be highly dependent on the commercial success of Ampyra in the U.S. for the foreseeable future, as sales of Zanaflex Capsules continue declining due to generic competition; we may be unable to meet our expectations with respect to Ampyra sales and/or sustain profitability and positive cash flow from operations.

We currently derive substantially all of our revenue from the sale of Ampyra.  We believe that sales of Ampyra will continue to constitute a significant and growing portion of our total revenue for the foreseeable future.  Net revenue from Zanaflex Capsules declined significantly in 2012 due to the introduction of generic versions of tizanidine hydrochloride capsules, including our own authorized generic version, and we expect that net revenue from this product will continue to decline further in 2013 and beyond.  The continued commercial success of Ampyra, which first became commercially available in March 2010, will depend on a number of factors, including:

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

We have no manufacturing capabilities and are dependent upon Alkermes (formerly Elan) and other third-parties to supply the materials for, and to manufacture, Ampyra and our other commercial products and products in development.

We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of Ampyra or our other commercial products. We rely and expect to continue to rely on third parties for the production and packaging of our commercial products and clinical trial materials for those and other products.

We rely on Alkermes to supply us with our requirements for Ampyra.  Under our supply agreement with Alkermes, we are obligated to purchase at least 75% of our yearly supply of Ampyra from Alkermes, and we are required to make compensatory payments if we do not purchase 100% of our requirements from Alkermes, subject to specified exceptions. We and Alkermes have agreed that we may purchase up to 25% of our annual requirements from Patheon, a mutually agreed-upon second manufacturing source, with compensatory payment.  We and Alkermes also rely on a single third-party manufacturer, Regis, to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra.  If Regis experiences any disruption in their operations, a delay or interruption in the supply of our Ampyra product could result until Regis cures the problem or we locate an alternate source of supply.

Under our supply agreement with Alkermes, we provide Alkermes with monthly written 18-month forecasts, and with annual written five-year forecasts for our supply requirements of Ampyra. In each of the three months for Ampyra following the submission of our written 18-month forecast, we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less. Alkermes is not obligated to supply us with quantities in excess of our forecasted amounts, although it has agreed to use commercially reasonable efforts to do so. If our forecasts of our supply requirements are inaccurate, we may have an excess or insufficient supply of Ampyra.

We similarly rely on Alkermes and other third parties for the manufacture of our Zanaflex and authorized tizanidine hydrochloride generic products and the supply of tizanidine hydrochloride, the API in those products, and for the supply of materials for our research and development activities, particularly clinical trials.  Also, we have not yet established arrangements for the manufacture of Diazepam Nasal Spray or the supply of the API for Diazepam Nasal Spray, which will be subject to FDA approval, but we will rely on third parties as we do for our other products.  Our dependence on others to manufacture and provide the API for our marketed products and clinical trial materials may harm our ability to develop and commercialize our products on a timely and competitive basis.  Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

The manufacture and distribution of our products, including product components such as API, is highly regulated, and any failure by us or our third party suppliers to comply with regulatory requirements could adversely affect our supply of products.  U.S. and foreign governments and regulatory authorities continue to propose legislative and other measures relating to the manufacture or distribution of pharmaceutical products, including revisions to current good manufacturing practices (“cGMPs”).  For example, new rules that take effect in the EU on July 2, 2013 permit the import of API from outside the EU only if it has been manufactured in accordance with cGMPs equivalent to those applicable in the EU and is accompanied by written confirmation from the regulatory authority in the country of manufacture.  Compliance with such new legislative or regulatory measures may increase the price we must pay for our products or otherwise adversely affect our supply of products.

Even though we have obtained marketing approval for Ampyra, the approval is subject to a REMS and post-marketing commitments, which may affect the success of Ampyra.

The marketing approval we received for Ampyra is subject to risk mitigation activities we must undertake in accordance with a risk evaluation and mitigation strategy, or REMS, a commitment to report all seizures we learn about in post-approval use to the FDA on an expedited basis. If our REMS and other measures are not effective in preventing or minimizing the prevalence of seizures or other serious safety risks, the approval of Ampyra could be further limited or withdrawn, or we might be required to undertake additional burdensome post-approval activities.  In addition, failure to meet our post-approval commitments could lead to negative regulatory action by the FDA, which could include withdrawal of regulatory approval.  The marketing approval for Ampyra was also subject to requirements for follow-up animal and clinical studies and analyses.  We have completed these studies and we believe we have satisfied these requirements, but they remain subject to FDA review.  Also, our Ampyra post-marketing approval requirements included a commitment to the FDA to conduct a trial to evaluate a 5mg twice daily dosing regimen, the results from which we announced in August 2012. Although we believe that the study failed to confirm efficacy of the 5mg dose, and that the study, together with the Ampyra registration studies, continue to show that 10 mg. twice daily is the appropriate, safe and effective dose, the study results were provided to the FDA and we cannot predict whether the FDA will request that we conduct any additional studies or make a lower dose of Ampyra available.

The FDA-approved product labeling for Ampyra limits promotional opportunities for Ampyra, which may harm market acceptance of Ampyra.

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

In addition, our promotion of Ampyra must reflect only the specific approved indication as well as other limitations on use, and disclose the safety risks associated with the use of Ampyra as set out in the approved product labeling.  We must submit all promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners, and we may face other adverse enforcement action. For example, in June 2012 we received an untitled letter from the FDA stating that one of our Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of and minimized important safety information associated with Ampyra. In compliance with the untitled FDA letter, we discontinued use of the video, and in light of the FDA letter we also evaluated and discontinued the use of some other promotional materials.  Based on a September 2012 letter from the FDA, we believe that we have resolved the specific issues identified by the FDA in the June untitled letter but we have a continuing obligation to ensure that our promotional materials are compliant.

If we or others identify previously unknown side effects of Ampyra, or known side effects are more frequent or severe than in the past, our business would be harmed and these events could lead to a significant decrease in sales of Ampyra or to the FDA’s withdrawal of marketing approval.

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

Furthermore, since Ampyra is commercially available, it is being used in a wider population and in a less rigorously controlled environment than in clinical studies. Some patients exposed to Ampyra have reportedly experienced serious adverse side effects, including seizures. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of Ampyra is associated with serious adverse effects, which could result in harm to Ampyra sales and our profitability. For example, as part of an annual REMS review of Ampyra, in July 2012 the FDA issued a safety communication relating to seizures based on post-marketing data from March 2010 through March 2011. These data showed no new safety signals related to seizure risk with Ampyra and are consistent with the data from clinical trials of Ampyra. However, the FDA safety updates and related changes that we have made to the Ampyra product labeling, or additional changes that we might have to make in the future, could change perceptions about Ampyra safety and therefore harm sales.  We also constantly monitor adverse event reports for signals regarding potential additional adverse events, which could result in the need for further label changes, which might harm Ampyra sales.  For example, in September  2012 we made another label change relating to reports of anaphylactic reactions.

Under FDA regulations and our REMS for Ampyra, we are required to monitor the safety of Ampyra and inform health care professionals about the risks of drug-associated seizures with Ampyra.  We are required to document and investigate reports of adverse events, and to report them to the FDA in accordance with regulatory timelines based on their severity and expectedness.  Failure to make timely safety reports and to establish and maintain related records could result in withdrawing of marketing authorization or other regulatory action, civil actions against us, or criminal penalties, any of which could harm our business.  For example, in late 2010 and early 2011, we learned that two of the specialty pharmacies that dispense Ampyra failed to timely report to us some of the reports of adverse events that they received, which we believe was in violation of our contracts with them.  We reported these adverse events to the FDA immediately upon receipt.  However, because the specialty pharmacies did not report these adverse events to us in a timely manner, they were considered late reports to the FDA.  In 2011 the FDA conducted an inspection focused primarily on our adverse event reporting system, including the timeliness of reporting of adverse events by our specialty pharmacies. Issues were identified on a September 2011 Form 483, and then in May 2012 we received a warning letter from the FDA regarding some of the issues identified in the inspection. In December 2012 and January 2013, the FDA conducted two additional inspections.  The first focused on our adherence to the Ampyra REMS and resulted in issuance of a FDA Form 483 with one written observation as well as six verbal comments.  The second focused on adverse event reporting and resulted in the issuance of a Form 483 with six written observations as well as three verbal comments.  The Form 483s and warning letter are discussed in further detail below in these risk factors.  The FDA could take further regulatory action against us if our responses to the FDA 483 and warning letter items are not adequate or if we are unable to demonstrate adequate control over our adverse event reporting system.  If the specialty pharmacies that we rely upon to sell Ampyra in the U.S. fail timely to report adverse events to us, or if we do not meet the requirements for safety reporting, our business may be harmed.

Our success in increasing sales of Ampyra will depend on the continued customer support efforts of our network of specialty pharmacies.

A specialty pharmacy is a pharmacy that specializes in the dispensing of injectable, infused or certain other medications typically for complex or chronic conditions, which often require a high level of patient education and ongoing management. Specialty pharmacies are commonly used to dispense MS drugs, many of which are injectable.  The use of specialty pharmacies involves risks, including, but not limited to, risks that these specialty pharmacies will:

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

Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or, outside the U.S., other applicable regulatory agencies. Off-label uses are common across medical specialties.  Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict promotion of a drug other than in accordance with labeling approved by the FDA or other applicable regulatory agency. Companies may not promote drugs for off-label uses. Accordingly, we may not promote Ampyra in the U.S. for any indications other than improving walking ability in people with MS. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have engaged in off-label promotion may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other applicable regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. Although we believe that all of our communications regarding our marketed products are in compliance with off-label promotion restrictions, the FDA or another regulatory or enforcement authority may disagree.  A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In June 2012 we received an untitled letter from the FDA stating that one of our Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of Ampyra and minimized important risk information. This untitled FDA letter is discussed in further detail above in these risk factors.

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

•
collaborators may not be successful in their efforts to obtain regulatory approvals or adequate product reimbursement in a timely manner, or at all, as discussed in further detail below in these risk factors;

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

While the Company has negotiated some terms in the Collaboration Agreement with Biogen Idec intended to assist in protecting the Company's rights in certain of the circumstances listed above, there can be no assurance that these terms will provide the Company with adequate rights and remedies, and actions required to enforce such rights could be costly and time consuming.

Our collaboration partner, Biogen Idec, will need to obtain regulatory approval in foreign jurisdictions where they seek to market Fampyra.

In order to market our products in the EU and many other foreign jurisdictions, separate regulatory approvals must be obtained and numerous and varying regulatory requirements must be complied with. Approval procedures vary among countries and can involve additional clinical and nonclinical testing. The time required to obtain approval may differ from that required to obtain FDA approval. We and our partner may fail to obtain foreign regulatory approvals on a timely basis, if at all. In addition, individual countries, within the EU or elsewhere, may require additional steps after regulatory approval to gain access to national markets, such as agreements with pricing authorities and other agencies, that may harm the ability of us or our partner to market and sell products outside the U.S. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Inability to obtain necessary regulatory approvals to commercialize Fampyra or other product candidates in foreign markets could materially harm our business prospects.

Under the Collaboration Agreement, Biogen Idec has the right to develop and commercialize Fampyra in the EU and other markets outside the U.S. In January 2010, Biogen Idec submitted a centralized Marketing Authorization Application, or MAA, to the European Medicines Agency (EMA) for Ampyra, known outside the U.S. as Fampyra (fampridine).  In January 2011 the EMA’s Committee for Medicinal Products for Human Use, or CHMP, decided against approval.  Biogen Idec, working closely with us, filed a formal appeal of the decision.  In May 2011, the CHMP recommended conditional marketing authorization of, and in July 2011 Biogen Idec received conditional approval from the European Commission for, Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7).  The conditional approval must be renewed annually, and there can be no assurance that Biogen Idec will be able to satisfy the requirements for maintaining the approval.  For example, Biogen Idec needs to carry out additional studies of the benefits and safety of Fampyra, and the results of these studies could affect renewal of the approval.  Any requirements to conduct supplemental trials would add to the cost and risks of development and approval. Additional or supplemental trials with respect to Fampyra or other product candidates could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA.

Some of our drug development programs are in early stages of development and may never be commercialized.

We have several research and development programs that are early-stage and either have not advanced to clinical trials or are only in Phase 1 trials.  Our future success depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to and through clinical trials. These product candidates will require significant development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized.

Our early-stage research and development programs may not lead to commercially viable products for several reasons. For example, we may fail to identify promising product candidates, our product candidates may fail to be safe and effective in preclinical tests or clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. In addition, because we have limited resources, we are focusing on product candidates that we believe are the most promising. As a result, we may delay or forego pursuit of opportunities with other product candidates. From time to time, we may establish and announce certain development goals for our product candidates and programs, including, for example, development goals for our product candidates and programs set forth in this report.  However, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals.  If we are unsuccessful in advancing our research and development programs into clinical testing or in obtaining regulatory approval, our long-term business prospects will be harmed.

In addition to our research and development of new drugs, we are assessing new formulations of Ampyra, additional uses of Ampyra in MS, and the possible use of Ampyra in cerebral palsy, post-stroke deficits, and other neurological conditions.  These are early stage programs and similarly may never lead to any new commercialized products or expansion of the Ampyra label for additional uses.  These programs will require significant development, preclinical studies and clinical trials, regulatory approvals and substantial additional investment before they can be commercialized, if ever.

Our drug products in development must undergo rigorous clinical testing, the results of which are uncertain and could substantially delay or prevent us from bringing them to market.

Before we can obtain regulatory approval for any product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of new product candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete, and the outcome of such trials is uncertain.  Clinical development of any product candidate that we determine to take into clinical trials, including our clinical trials described in this report for our neuregulin Glial Growth Factor 2, our AC105 program, or rHIgM22, may be curtailed, redirected, delayed or eliminated at any time for some or all of the following reasons:

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

Our research, development, preclinical and clinical trial activities, as well as the manufacture and marketing of any products that we may successfully develop, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies abroad. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain.  Any regulatory approvals may contain limitations on the indicated usage of a drug or distribution restrictions, or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we institute and follow a special risk management plan to monitor and manage potential safety issues, all of which may eliminate or reduce the drug's market potential. Additional adverse events that could impact commercial success, or even continued regulatory approval, might emerge with more extensive post-approval patient use.  Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market. In order to conduct clinical trials to obtain FDA approval to commercialize any product candidate, an investigational new drug, or IND, application must first be submitted to the FDA and must become effective before clinical trials may begin. Subsequently, if the product candidate is regulated as a drug, a new drug application, or NDA, must be submitted to the FDA and approved before commercial marketing may begin.  The NDA must include the results of adequate and well-controlled clinical trials demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication.  If the product candidate, such as an antibody, is regulated as a biologic, a biologic application, or BLA, must be submitted and approved before commercial marketing may begin.  Of the large number of drugs in development, only a small percentage result in the submission of an NDA or BLA to the FDA, and even fewer are approved for commercialization.  In addition, the manufacturing facilities used to produce the products must comply with current good manufacturing practices, or cGMPs, and must pass a pre-approval FDA inspection. Extensive submissions of preclinical and clinical trial data are required to demonstrate the safety, efficacy, potency and purity for each intended use. The FDA may refuse to accept our regulatory submissions for filing if they are incomplete.

Clinical trials are subject to oversight by institutional review boards and the FDA to ensure compliance with the FDA's good clinical practice requirements, as well as other requirements for the protection of clinical trial participants. We depend, in part, on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices required by regulators. If any of those standards are not complied with in a clinical trial, the resulting data from the clinical trial may not be usable or we, an institutional review board or the FDA may suspend or terminate a trial, which would severely delay our development and possibly end the development of the product candidate.

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

For example, the FDA conducted two inspections beginning in July 2011.  The first inspection focused on our REMS and the second inspection focused on our adverse event reporting system.  The REMS inspection resulted in verbal comments pertaining to formalization of procedures and enhanced quality assurance responsibilities.  The adverse event reporting inspection resulted in a September 2011 FDA Form 483 focused primarily on timeliness of reporting, formalization and enhancement of certain procedures and processes, communication of Ampyra post-marketing commitments, and Acorda access to source documentation.  Acorda provided the FDA with formal responses to the inspectional observations as well as to the verbal comments and commenced the process of implementing specific actions to address the FDA’s concerns and enhance our overall pharmacovigilance process.  However, in May 2012 the FDA issued a written warning letter based on some of the issues identified in the 2011 inspections. The FDA warning letter identified some of the FDA’s observations as repeat observations from prior FDA inspections. We have responded to the warning letter, advising the FDA of the corrective actions we are taking to address all of the matters covered in the warning letter.

The FDA also conducted two inspections in December 2012 and January 2013.  The first inspection focused on Ampyra REMS adherence and resulted in the issuance of an FDA Form 483 with one written observation and six verbal comments. The written observation described a lack of timely distribution of REMS required letters to prescribers and pharmacists.  The verbal comments pertained to verification and document control processes for REMS required letters, process control for creation and distribution of these letters and the medication guide, and the timing of prescriber surveys in relation to mailing of letters to the prescribers.  The second inspection focused on adverse event reporting and was a follow-up to our responses to the 2011 FDA 483 and Warning Letter.  This inspection resulted in an FDA Form 483 with six written observations and three verbal comments.  The written observations noted late adverse event reporting, one late quarterly Periodic Adverse Experience Report, or PADER, and one late field alert.  The FDA also noted that certain solicited adverse events were not reported in our PADERS and lack of consistent adherence to procedures for timely case follow-up and investigations. The verbal comments covered completeness and timeliness of investigations as well as need for further clarification of an existing procedure.  We have responded to the Form 483s and oral comments, and intend to take and are taking necessary corrective actions.  However, the FDA may decide that our responses and corrective actions are not adequate, or may conclude that we have not demonstrated adequate control over our current processes, and could take action against us, without further notice. Action by the FDA against us could require us to take further corrective actions or even that we stop marketing Ampyra and/or result in monetary fines, and any of such actions by the FDA could harm our business.

In addition, our third-party suppliers’ drug product manufacturing sites are subject to inspection by the FDA.  Some of these sites have been inspected by the FDA and could be inspected by the FDA in the future.  If the FDA inspects the process validation efforts and manufacturing process at these sites, the FDA might find what it considers to be deficiencies in the manufacturing process or process validation efforts, which could negatively impact the availability of product supply.

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

Our products and product candidates may not gain market acceptance among physicians, patients and the medical community, and may not achieve adequate reimbursement, thereby limiting our potential to generate revenue.

Market acceptance of our products and product candidates depends on the benefits of our products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness and our ability to demonstrate these benefits to physicians and patients. We believe market acceptance also depends on the pricing of our products and the reimbursement policies of government and third-party payers, as well as on the effectiveness of our sales and marketing activities. Physicians may not prescribe our products, and patients may determine, for any reason, that our products are not useful to them.  For example, physicians may not believe that the benefits of Ampyra are meaningful for patients.  As described above in these risk factors, FDA-approved product labeling for Ampyra is limited and may harm its market acceptance.  Also, if Ampyra is not listed on the preferred drug lists of third-party payers, or Ampyra is on the preferred drug list but subject to unfavorable limitations or preconditions or in disadvantageous positions on tiered formularies, our sales may suffer.

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

If our products are approved in the EU, their success there will also depend largely on obtaining and maintaining government reimbursement because, in many European countries, patients will not use prescription drugs that are not reimbursed by their governments.  In addition, negotiating prices with government authorities can delay commercialization.  Even if reimbursement is available, reimbursement policies may negatively impact revenue from sales of our products and therefore our ability or that of our partners, such as Biogen Idec, to sell our products on a profitable basis.  Furthermore, cross-border imports from lower-priced markets (parallel imports) into higher-priced markets could harm sales of products by us or our partners, such as Biogen Idec, and exert commercial pressure on pricing within a country.

In response to the recent downturn in global economic conditions, governments in a number of international markets have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures.  This includes Germany and other countries in the EU, where Biogen Idec has obtained approval for Fampyra.  The measures vary by country and include, among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals.  These measures may negatively impact net revenue from Biogen Idec sales of Fampyra and therefore the amount of the royalty we receive from Biogen Idec.  Furthermore, if these measures prevent Biogen Idec from selling Fampyra on a profitable basis in a particular country, they could prevent the commercial launch of Fampyra in that country.

For example, in 2011 the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy.  Fampyra was launched by Biogen Idec in Germany in August 2011.  In August 2012 the German Joint Federal Committee (G-BA) publicly announced its final assessment of the additional benefit of Fampyra, giving Fampyra a rating of no added benefit compared to physiotherapy.  Although the G-BA decision did not impact access to Fampyra for patients in Germany, it provided a comparator price range that was the basis for Biogen Idec’s negotiation of a price for Fampyra in Germany with the Federal Association of Statutory Health Insurance Funds.  The comparator price range is substantially lower than the price of Fampyra at launch in Germany. In addition, German prices are typically used by a number of other countries as a reference price, which therefore can negatively impact the price to be paid for reimbursement of Fampyra by other countries, particularly in the EU. A reduction in the price of Fampyra will reduce the amount of royalties Biogen Idec must pay us.

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

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate false claims laws or fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, or other applicable legal requirements, we may be subject to civil or criminal penalties or additional reimbursement requirements and sanctions, which could harm our business, financial condition, results of operations and growth prospects.

The distribution, sale and promotion of drug and biological products are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, the Federal Trade Commission, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, as amended, the False Claims Act, as amended, and are affected by the privacy provisions of the Health Insurance Portability and Accountability Act, as amended, and similar state laws. Because of the breadth of these laws and the narrowness of safe harbors under these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. All of these activities are also subject to federal and state consumer protection and unfair competition laws.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.  Numerous pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

Sanctions under these federal and state laws may include requirements to make payments to government-funded health plans to correct for insufficient rebates by us or overpayments made to us, civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

We participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs.  Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge.  For products to be made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply, as do certain obligations imposed by the Federal Acquisition Regulations.  Under the Veterans Health Care

Act of 1992, as amended (VHCA), we are required to offer certain drugs at a reduced price to a number of federal agencies, including the Veterans Administration, the Department of Defense (DOD), the Public Health Service and certain private Public Health Service designated entities, in order to participate in other federal funding programs including Medicare and Medicaid.  Legislative changes in 2009 purport to require that discounted prices be offered for certain DOD purchases for its TRICARE program via a rebate system, and we may be required to make payments to cover discounts on certain past purchases.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

In March 2010, Congress enacted legislation known as the Patient Protection and Affordable Care Act (Affordable Care Act), which substantially changes the way that healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry.  This law contains a number of provisions, including provisions governing enrollment in federal healthcare programs, reimbursement changes, the increased development of comparative effectiveness research for use in healthcare decision-making, and enhancements to fraud and abuse requirements and enforcement, that will affect existing government healthcare programs and will result in the development of new programs.

In June 2012, the United States Supreme Court upheld the constitutionality of the 2010 Patient Protection and Affordable Care Act’s mandate to purchase health insurance but rejected specific funding provisions that incentivized states to expand their current Medicaid programs. As a result of this ruling, we currently expect implementation of most of the major provisions of the Act to continue. Changes to the Affordable Care Act, or other federal legislation regarding health care access, financing, or delivery and other actions taken by individual states concerning the possible expansion of Medicaid could impact our financial position or results of operations.

A number of provisions contained in the Affordable Care Act may harm our net revenue for our marketed products and any future products.  The law, among other things, increased the minimum basic Medicaid rebate for branded prescription drugs from 15.1% to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees.  In addition, the Affordable Care Act increased the additional Medicaid rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products, revised the definition of average manufacturer price by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted 340B pricing. Government efforts to reduce Medicaid expenses may also lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

The law also requires drug manufacturers to provide a 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.”  In addition, the Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products.  The fee (which is not deductible for federal income tax purposes) is based on the manufacturer’s market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs.

The Affordable Care Act also includes substantial provisions affecting compliance.  For example, beginning in August 2013, pharmaceutical manufacturers will be required to collect information on payments or other transfers of value made to healthcare providers.  The collected information will have to be disclosed in reports that will be placed on a public database.  Similarly, pharmaceutical manufacturers will also be required to report samples of prescription drugs requested by and distributed to healthcare providers based on forthcoming guidance from the FDA.  The law does not state whether these disclosures will be made publicly available.  If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.  In addition, the federal government has been given additional enforcement authority.

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

Our existing or potential products may not be commercially viable if we fail to obtain or maintain an adequate level of reimbursement for these products by Medicaid, Medicare or other third-party payers.

Our ability to increase sales and profitability will depend in part on third-party payers, such as government or government-sponsored health administrative authorities, including Medicaid and Medicare Part D, private health insurers and other such organizations, agreeing to reimburse patients for the cost of our products. Significant uncertainty exists as to the reimbursement status of newly approved drug products. Third-party payers are increasingly challenging the pricing of medical products and services and their reimbursement practices may affect the price levels for Ampyra and our other marketed products, or potential products.  Our business could be materially harmed if the Medicaid program, Medicare program or other third-party payers were to deny reimbursement for our products or provide reimbursement only on unfavorable terms. Our business could also be harmed if the Medicaid program, Medicare program or other reimbursing bodies or payers limit the indications for which our products will be reimbursed to a smaller set of indications than we believe is appropriate or limit the circumstances under which our products will be reimbursed to a smaller set of circumstances than we believe is appropriate.

Third-party payers frequently require that drug companies negotiate agreements with them that provide discounts or rebates from list prices. We have agreed to provide such discounts and rebates to some third-party payers in relation to Ampyra.  We expect increasing pressure to offer larger discounts or discounts to a greater number of third-party payers to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary. There is no guarantee that we would be able to negotiate agreements with third-party payers at price levels that are profitable to us, or at all.  A number of third-party payers also require prior authorization for, or even refuse to provide, reimbursement for Ampyra, and others may do so in the future.  Patients who cannot meet the conditions of prior authorizations are often prevented from obtaining the prescribed medication, because they cannot afford to pay for the medication without reimbursement.  If we are unsuccessful in maintaining reimbursement for our products at acceptable levels, or if reimbursement for our products by third-

party payers is subject to overly restrictive prior authorizations, our business will be harmed. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce our sales and harm our results of operations.

The Medicare Part D outpatient prescription drug benefit is provided primarily through private entities, which attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations increase pressure to lower prescription drug prices or increase rebate payments to offset price. While the law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress support legislation that would permit the U.S. government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. In addition, the law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. The Affordable Care Act requires drug manufacturers to provide a 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” Legislative or regulatory revisions to the Medicare Part D outpatient prescription drug benefit, as well as additional healthcare legislation that may be enacted at a future date, could reduce our sales and harm our results of operations.

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

For example, we are aware that Catalyst Pharmaceuticals is developing a 3,4 diaminopyridine product, licensed from Biomarin, that may compete with Ampyra.  In certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis. We are aware that at present compounded dalfampridine is used by some people with MS and it is possible that some people will want to continue to use compounded formulations even though Ampyra is commercially available. Several companies are engaged in developing products that include novel immune system approaches and cell therapy approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete in the future with Ampyra or some of our product candidates.

Also, Diazepam Nasal Spray is a proprietary nasal spray formulation of diazepam, which is currently available as an FDA approved rectal gel and in other formulations, such as used for intramuscular and intravenous administration.  Our current understanding is that many patients would prefer a therapeutic delivered intranasally rather than delivery options of rectal or intramuscular administration, but we cannot be certain that physicians would prescribe Diazepam Nasal Spray in preference over the other available formulations of diazepam.  Also, if we obtain FDA approval for and launch Diazepam Nasal Spray, it may be more expensive than some or all of the generic or branded versions of diazepam otherwise available.  Furthermore, we are aware that Pfizer is developing an intramuscular delivery system for diazepam, Neurelis is developing an intranasal diazepam spray, and Upsher Smith is developing a nasal delivery form of midazolam, which could have a labeled indication similar to Diazepam Nasal Spray.  Diazepam Nasal Spray could be subject to substantial competition from these potential products, depending on whether and when they receive FDA approval, their cost, their labeled indications, patient acceptance, and other factors.  In addition to these examples, there are numerous other companies with early stage development programs for the treatment of epilepsy, cluster or breakthrough seizures, and acute repetitive seizures that could compete with Diazepam Nasal Spray in the future.

Composition of matter patents on tizanidine, the active ingredient in Zanaflex Capsules and Zanaflex tablets, expired in 2002.  A number of companies are marketing generic versions of tizanidine hydrochloride tablets. In addition, on February 6, 2012, Apotex Inc. launched generic tizanidine hydrochloride capsules and we launched an authorized generic version of Zanaflex Capsules under our agreement with Watson Pharma (a subsidiary of Actavis).  In May 2012, we received a Paragraph IV Certification Notice from Mylan Laboratories Limited advising us that Mylan Laboratories has filed an Abbreviated New Drug Application for generic versions of the three dosage strengths of Zanaflex Capsules.  The FDA approved Mylan’s ANDA on November 9, 2012.  Other generic companies may also seek approval for their own generic tizanidine hydrochloride capsules.  Our net revenue from Zanaflex Capsules has declined significantly due to competition from existing generic versions, and we expect it will continue to decline significantly in 2013 and beyond due to competition from existing and potentially other generic versions.

We may expand our business through the acquisition of companies or businesses or inlicensing product candidates that could disrupt our business and harm our financial condition.

We may in the future seek to expand our products and capabilities by acquiring one or more companies or businesses or inlicensing one or more product candidates. Acquisitions and in-licenses involve numerous risks, including:

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

We have an outstanding FDA commitment, inherited from Alkermes (formerly Elan), to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex Capsules, was to be satisfied by February 2007.  We provided retrospective pediatric safety data to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals. The study was completed and the final report submitted to the FDA in April 2008. The FDA reviewed our report against new standards set out in the Pediatric Research Equity Act (PREA) and reauthorized by both the 2007 FDA Amendments Act (FDAAA) and the 2012 Food and Drug

Administration Safety and Innovation Act (FDASIA) and concluded that the report did not satisfy the commitment. The FDA has informed us that a series of studies designed to further characterize the pharmacokinetics and demonstrate the efficacy and long-term safety of Zanaflex Capsules in children are required to fulfill the pediatric commitment for Zanaflex Capsules.  In June 2011, the FDA informally advised us that they would be amending the pediatric commitment for Zanaflex Capsules to require a non-clinical juvenile toxicology study, as well as formalize the timeline for the required pediatric studies.  In December 2012, the FDA issued a formal written request that confirmed the information in its informal June 2011 request, and set forth specific deadlines for the required pediatric nonclinical and clinical studies.  In January 2013, we submitted a written request to extend the deadlines for these studies, and we are awaiting a response from the FDA.  Additionally, a clinical electrocardiogram study in adult humans to investigate potential QT prolongation (heart rhythm measure) has also been requested.  These studies could be more extensive and more costly than our prior studies and could result in new data that are not consistent with the current safety and efficacy profile of the drug, which might require us to change our product labeling and could harm product sales. We also may be subject to penalties for not meeting our pediatric study commitments, including a court-imposed injunction to conduct studies.

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

Many of the state requirements continue to evolve, and the manner in which they will be enforced going forward is uncertain.  In some cases, the penalties for failure to comply with these requirements are unclear. We are continually updating our compliance infrastructure and standard operating procedures to comply with such laws, but we cannot eliminate the risk created by these uncertainties. Unless we are in full compliance with these laws, we could face enforcement action, fines and other penalties, including government orders to stop selling drugs into a state until properly licensed, and could receive adverse publicity.

Our operations could be curtailed if we are unable to obtain any necessary additional financing on favorable terms or at all.

As of December 31, 2012, we had approximately $333.2 million in cash, cash equivalents, short-term and long-term investments. We have several product candidates in various stages of development, and all will require significant further investment to develop, test and obtain regulatory approval prior to commercialization. We may need to seek additional equity or debt financing or strategic collaborations to complete our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all. To the extent that we are able to raise additional capital through the sale of equity securities, the issuance of those securities would result in dilution to our stockholders. Holders of such new equity securities may also have rights, preference or privileges that are senior to yours. If additional capital is raised through the incurrence of indebtedness, we may become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. To the extent funding is raised through collaborations or intellectual property-based financings, we may be required to give up some or all of the rights and related intellectual property to one or more of our products, product candidates or preclinical programs. If we are unable to obtain sufficient financing on favorable terms when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs or devote fewer resources to marketing Ampyra or our other commercial products.

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

We currently maintain a general liability insurance policy that has a $1 million per claim limit and also caps aggregate claims at $2 million. In addition, we have an umbrella insurance policy that covers up to $30 million of liability in excess of the general liability policy's $2 million limit. This amount of insurance coverage may not be adequate to cover all liabilities or defense costs we might incur. In addition, the cost of compliance with environmental and health and safety regulations may be substantial.

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

There are seven major families of subject matter in our patent portfolio, including Ampyra, Zanaflex Capsules, neuregulins, remyelinating antibodies, chondroitinase, AC105, and Diazepam Nasal Spray, comprised of both our own and in-licensed patents and patent applications. Our intellectual property also includes copyrights, confidential and trade secret information and a portfolio of trademarks. The process of obtaining patents and trademarks can be time consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent or trademark may not issue, it may not issue in a timely manner, or it may not have sufficient scope or strength to protect the technology it was intended to protect or to provide us with any commercial advantage. We may never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because patent applications are confidential until they are published, and publications in the scientific or patent literature lag behind actual discoveries. The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not allowed or issued for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents or trademarks or the patents or trademarks of our licensors.

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

We could lose our rights to dalfampridine under our license agreement with Alkermes in countries in which we have a license, if we fail to file regulatory approvals within a commercially reasonable time after completion and receipt of positive data from all preclinical and clinical studies required for the NDA-equivalent. We could also lose our rights under our license agreement with Alkermes in markets outside the U.S. if we fail to launch a product within 180 days of NDA-equivalent approvals and receipt of other needed regulatory approvals in those countries. Alkermes could also terminate our license agreement if we fail to make payments due under the license agreement. If we lose our rights to dalfampridine, our prospects for generating revenue and recovering our substantial investment in the development of this product would be materially harmed.

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

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of February 15, 2013, we had outstanding 40,280,070 shares of voting common stock. Also, options to acquire 5,703,039 shares of common stock were outstanding as of February 15, 2013, exercisable at an average exercise price of $22.36 per share, and additional shares of common stock are authorized for issuance pursuant to options and other awards under our 2006 Employee Incentive Plan. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

As of December 31, 2012, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 41% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Until the end of June 2012, our principal executive offices were located in an approximately 52,785 square foot facility in Hawthorne, NY. The annual rent for this facility was approximately $1.1 million.  The lease for this facility was previously scheduled to expire in December 2012.  However, in connection with our entering into a lease for a new headquarters facility, described below, we exercised our right to accelerate the termination date to June 2012.

In June 2011, we entered into a 15 year lease for an aggregate of approximately 138,000 square feet of office and laboratory space in Ardsley, New York.  In July 2012, we relocated our corporate headquarters, and all employees based at our Hawthorne, NY location, to the Ardsley facility.  We have grown substantially over the last several years, and the new facility provides state-of-the art office and laboratory space that will accommodate our current needs and allow for future growth.  We have options to extend the term of the lease for three additional five-year periods, and we have an option to terminate the lease after 10 years subject to payment of an early termination fee.  Also, we have rights to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  Our extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that we not be in default under the lease.

The Ardsley lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to our occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges.  The base rent is initially $3.4 million per year, and is subject to a 2.5% annual increase.

Item 3.  Legal Proceedings.

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeals of the decision.  On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed six of the seven counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  We have filed a motion for reconsideration of the decision regarding the Lanham Act claim.  The Company intends to defend itself vigorously in the litigation.

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
	High	Low
Fiscal Year Ended December 31, 2012
Fourth Quarter	$27.36	$22.37
Third Quarter	$26.65	$21.33
Second Quarter	$27.17	$21.04
First Quarter	$27.74	$23.99

	High	Low
Fiscal Year Ended December 31, 2011
Fourth Quarter	$24.08	$18.36
Third Quarter	$32.66	$19.77
Second Quarter	$33.48	$20.90
First Quarter	$31.67	$20.43

Registrar and Transfer Company is the transfer agent and registrar for our common stock. As of February 15, 2013, we had approximately 27 registered holders of record of our common stock.

Stock Price Performance Graph

The following graph compares the cumulative five-year total return attained by stockholders on Acorda Therapeutics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2007 and its relative performance is tracked through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Acorda Therapeutics, Inc, the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Acorda Therapeutics, Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12

Acorda Therapeutics, Inc	100.00	93.40	114.75	124.13	108.56	113.21
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Biotechnology	100.00	93.40	103.19	113.89	129.12	163.33

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

Issuer Purchases of Equity Securities

Acorda did not repurchase any shares of its Common Stock during the fiscal year ended December 31, 2012.  Acorda has not announced any plans or programs for the repurchase of its Common Stock.

Item 6.  Selected Financial Data.

The following unaudited selected consolidated financial data for each of the five years in the period ended December 31, 2012 are derived from our audited consolidated financial statements. These data should be read in conjunction with our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Total net revenues	$305,814	$292,237	$191,005	$54,673	$47,827
Costs and expenses:
Cost of sales	57,007	64,183	35,518	11,059	11,355
Cost of milestone and license revenue	634	2,384	660	330	—
Research and development	53,881	42,108	30,600	34,611	36,604
Selling, general and administrative	168,690	148,508	132,657	89,930	73,307
Total operating expenses	280,212	257,183	199,435	135,930	121,266
Operating income (loss)	25,602	35,054	(8,430)	(81,257)	(73,439)
Other expense:
Interest and amortization of debt discount expense	(1,880)	(3,570)	(3,922)	(4,415)	(5,591)
Interest income	552	552	575	1,750	4,682
Other income (expense)	(6)	(18)	8	(18)	8
Total other expense	(1,334)	(3,036)	(3,339)	(2,683)	(901)
Income (loss) before income taxes	24,268	32,018	(11,769)	(83,940)	(74,340)
Benefit (provision) for income taxes	130,690	(1,413)	—	—	—
Net income (loss)	$154,958	$30,605	$(11,769)	$(83,940)	$(74,340)
Net income (loss) per share —basic	$3.93	$0.78	$(0.31)	$(2.22)	$(2.19)
Net income (loss) per share —diluted	$3.84	$0.76	$(0.31)	$(2.22)	$(2.19)
Weighted average shares of common stock outstanding used in computing net income (loss) per share —basic	39,459	39,000	38,355	37,735	33,939
Weighted average shares of common stock outstanding used in computing net income (loss) per share —diluted	40,332	40,064	38,355	37,735	33,939

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,876	$57,954	$34,641	$47,314	$29,613
Investments	291,312	237,953	205,389	224,778	216,435
Working capital	234,192	273,599	217,274	220,380	207,445
Deferred tax asset	136,727	—	—	—	—
Total assets	565,332	379,488	342,101	319,471	281,501
Deferred product revenue—Zanaflex Capsules	29,275	30,599	31,296	30,704	24,303
Current portion of deferred license revenue	9,057	9,057	9,429	9,429	—
Non-current portion of deferred license revenue	68,685	77,742	86,429	95,857	—
Current portion of revenue interest liability—PRF transaction	1,134	1,001	1,297	6,179	6,181
Put/call option liability—PRF transaction	329	1,030	391	638	338
Non-current portion of revenue interest liability—PRF transaction	1,111	1,898	3,586	5,631	12,498
Long term convertible notes payable	4,244	5,230	6,186	7,112	6,905
Total stockholders’ equity	385,921	205,209	151,261	137,333	207,157

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $266.1 million for the year ended December 31, 2012 and $210.5 million for the year ended December 31, 2011.  More than 73,000 new patients have tried Ampyra therapy since the 2010 launch.

Ampyra is marketed in the United States through our own specialty sales force and commercial infrastructure. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Medical Science Liasons, Regional Reimbursement Directors, and Managed Markets account managers who provide information and assistance to payers and physicians on Ampyra, and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives.

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

Three of the largest national health plans in the U.S. – Aetna, United Healthcare and Cigna – have listed Ampyra in the lowest branded co-pay tier of their commercial preferred drug list or formulary.  This formulary status at all three health plans was renewed in 2012.  Approximately 75% of commercially insured individuals in the U.S. continue to have no or limited prior authorizations, or PA’s, for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  The access figure is calculated based on the number of pharmacy lives reported by commercial health plans.

License and Collaboration Agreement with Biogen Idec

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009.  Fampyra is commercially available in a number of European Union countries and in Canada, Australia, New Zealand and Israel, and Biogen Idec anticipates making Fampyra commercially available in additional markets in 2013, as well as filing for regulatory approval in other countries.  We received a $25 million milestone payment from Biogen Idec in 2011, which was triggered by Biogen Idec’s receipt of conditional approval from the European Commission for Fampyra.  The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters.

Ampyra Development Programs

We believe there may be potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, in December 2011, we initiated a Phase 2 proof-of-concept clinical study of dalfampridine in adults with cerebral palsy, or CP.  The first phase of this proof-of-concept study, which has been completed, was a single-dose phase primarily to evaluate safety and tolerability prior to proceeding to a multi-dose cohort.  This 10-person, single dose phase of the study detected no safety signals that would prevent additional study of the drug in the treatment of CP.  We completed enrollment for the second phase, a multi-dose study including 20 adults with CP, to evaluate both safety and efficacy.  We expect to announce topline results of this phase of the study in the second quarter of 2013.  Also, in June 2012 we enrolled the first patient in a Phase 2 proof-of-concept trial of dalfampridine in post-stroke deficits, and we expect to announce topline study results in the second quarter of 2013.  This study is exploring the use of dalfampridine in patients who have experienced a stroke and who have stabilized with chronic neurologic deficits, which may include walking impairment and upper extremity function impairment, such as arm weakness.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial is targeting motor impairments that remain after such recovery.  We also are providing grants for investigator-initiated studies looking for potential benefits on a range of functional deficits in MS and other neurological disorders.

We are also working with external partners on a once-daily formulation of Ampyra.

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

•
The second is U.S. Patent No. 5,540,938 (“the ‘938 patent”), the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In October 2012, the USPTO determined that the ‘938 patent is entitled to a full five year patent term extension under the patent restoration provisions of the Hatch Waxman Act.  With a five year patent term extension, the ‘938 patent would expire in 2018.  We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business).

On January 15, 2013, the USPTO issued U.S. Patent No. 8,354,437 (U.S. Patent Application No. 11/102,559) with claims relating to methods to improve walking, walking speed, lower extremity muscle tone and lower extremity muscle strength in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. In 2011, the European Patent Office, or EPO, granted the counterpart European patent with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging this granted European patent.  We intend to vigorously defend the European patent, although the outcome of opposition proceedings is unpredictable.

Dalfampridine-ER 5 mg. Post-Approval Commitment Study

In August 2012, we announced results from a post-approval commitment study examining the use of a 5mg dose of dalfampridine-ER to improve walking in people with MS.  The study failed to confirm efficacy of the 5mg dose.  We believe that this study, together with Ampyra registration studies, continue to show that 10mg twice daily is the appropriate, safe, and effective dose.  The study results were provided to the FDA and will be presented in peer-reviewed scientific forums.

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $13.2 million for the year ended December 31, 2012 and $45.8 million for the year ended December 31, 2011.  In February 2012, Apotex commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.  In

May 2012, we received a Paragraph IV Certification Notice from Mylan Laboratories Limited advising us that Mylan Laboratories has filed an Abbreviated New Drug Application for generic versions of the three dosage strengths of Zanaflex Capsules.  The FDA approved Mylan’s ANDA on November 9, 2012.  Based upon our request, the FDA delisted from the Orange Book the patent against which Mylan Laboratories filed the Paragraph IV Certification Notice.

Research & Development Programs

Our lead research and development programs include three distinct therapeutic approaches to restoring neurologic and cardiac function and a fourth program, initiated in 2011, to develop an acute treatment for neurological trauma. We believe that these programs have broad applicability and have the potential to be first-in-class therapies. While our existing programs have been focused on MS and SCI, we believe they may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, or TBI, because many of the mechanisms of tissue damage and repair are similar. In addition, we believe that some of our research and development programs may have applicability beyond the nervous system, including in the field of cardiology.

Glial Growth Factor 2

We have completed our GGF2 Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  We have completed analysis of the three-month data, and we plan to present findings in a platform presentation at the American College of Cardiology (ACC) annual meeting in March 2013.  We will also discuss the data with the FDA before proceeding to a multiple dose study.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

Remyelinating Antibodies

We have an open IND application for one of the remyelinating antibodies, rHIgM22, for the treatment of MS and plan to initiate enrollment in a Phase 1 safety study in MS patients in the first half of 2013.  We had previously announced problems with a bioactivity assay that had delayed the filing but we successfully completed the qualification of the bioactivity assay in the second quarter of 2012.  In preparation for an IND filing, we worked with a contract manufacturer to complete the scale-up manufacturing and purification processes and completed formal preclinical safety and toxicity studies.

Chondroitinase Program

We are continuing research on the potential use of chondroitinases for the treatment of injuries to the brain and spinal cord, as well as other neurotraumatic indications.  The chondroitinase program is in the research and translational development phase and has not yet entered formal preclinical development.

AC105

In June 2011, we entered into a License Agreement with Medtronic, Inc. and one of its affiliates, pursuant to which we acquired worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol (which we refer to as AC105).  Pursuant to the License Agreement, we paid Medtronic an upfront fee of $3 million and are obligated to pay up to an additional $32 million upon the achievement of specified regulatory and development milestones.  If we commercialize AC105, we will also be obligated to pay a single-digit royalty on sales. We plan to study AC105 as an acute treatment for patients who have suffered neurological trauma, such as SCI and TBI.  We submitted a Phase 2 clinical trial protocol for AC105 for acute treatment of SCI to the FDA for review.  The protocol has been reviewed by the FDA, and we are preparing to initiate the trial in the first half of 2013.

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

In October 2012, we named Jane Wasman as President, International. Ms. Wasman most recently has served as the Company’s Chief, Strategic Development and General Counsel.  In her new role, Ms. Wasman will lead our efforts to identify and launch inlicensing and commercial opportunities outside the United States. She will also be responsible for managing our collaboration with Biogen Idec in their international development and commercialization of Fampyra (prolonged-release fampridine tablets). Ms. Wasman will also continue to lead our global strategic development and will retain the title of General Counsel and Corporate Secretary.

Outlook for 2013

Financial Guidance for 2013

We are providing the following guidance with respect to our 2013 financial performance:

•	We expect 2013 net revenue from the sale of Ampyra to range from $285 million to $315 million.

•
We expect Zanaflex (tizanidine hydrochloride) and ex-U.S. Fampyra 2013 revenue to be $25 million, which includes sales of branded Zanaflex products, royalties from ex-U.S. Fampyra and authorized generic tizanidine hydrochloride capsules sales, and $9.1 million in amortized licensing revenue from the $110 million payment we received from Biogen Idec in 2009 for Fampyra ex-U.S. development and commercialization rights.

•
Research and development expenses in 2013 are expected to range from $60 million to $70 million, excluding share-based compensation charges.  Research and development expenses in 2013 related to Ampyra include proof-of-concept studies in CP and post-stroke deficits, and sponsorship of investigator-initiated studies. Additional expenses include clinical trials for AC105 and rHIgM22, continued development of Diazepam Nasal Spray and GGF2, as well as ongoing preclinical studies.  A substantial portion of the increase in research and development in 2013 over 2012 is related to Diazepam Nasal Spray expenses.

•
Selling, general and administrative expenses in 2013 are expected to range from $170 million to $180 million, excluding share-based compensation charges. SG&A expenses will be primarily driven by commercial and administrative costs related to Ampyra.  The majority of the increase in SG&A in 2013 over 2012 is related to Diazapam Nasal Spray expenses.

•	We expect to be cash flow positive in 2013.

The range of SG&A and R&D expenditures for 2013 are non-GAAP financial measures because they exclude share-based compensation charges.  Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP.  However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock.  We believe that non-GAAP financial measures that exclude share-based compensation charges help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance.  Also, our management uses non-GAAP financial measures that exclude share-based compensation charges to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Key 2013 Initiatives and Expected Developments

Our key initiatives and expected developments during 2013 are as follows:

Biogen Idec

Fampyra is commercially available in a number of European Union countries and in Canada, Australia, New Zealand and Israel, and Biogen Idec anticipates making Fampyra commercially available in additional markets in 2013, as well as filing for regulatory approval in other countries.

Targeted Development Milestones

Our goals with respect to our development pipeline in 2013 are as follows:

•
Pending additional clinical and manufacturing data, we plan to submit a 505(b)(2)-type New Drug Application for Diazepam Nasal Spray to the FDA in 2013, with potential FDA approval and commercial launch in 2014.  We anticipate that our current infrastructure can support sales and marketing of this product, and market planning is underway.

•
We completed enrollment for the second phase of our Phase 2 proof-of-concept clinical trial of dalfampridine in adults with CP.  This phase is a multi-dose study including 20 adults with CP, to evaluate both safety and efficacy.  We expect to announce topline results of this phase of the study in the second quarter of 2013.

•	We have an open IND for rHIgM22 for the treatment of MS and plan to initiate enrollment in a Phase 1 safety study in MS patients in the first half of 2013.

•
We have completed analysis of the three-month data from our Phase 1 clinical trial of GGF2 in heart failure patients, and we plan to present findings in a platform presentation at the American College of Cardiology (ACC) annual meeting in March 2013.

•
A Phase 2 proof-of-concept clinical trial of dalfampridine in patients with post stroke deficits began in the second quarter of 2012.  We expect to announce topline study results in the second quarter of 2013.

•
We submitted a Phase 2 clinical trial protocol for AC105 for acute treatment of SCI to the FDA for review.  The protocol has been reviewed by the FDA, and we are preparing to initiate the trial in the first half of 2013.

•	Funding of investigator-initiated studies of Ampyra in MS, focused on a range of functional deficits in MS and other neurological disorders, will be ongoing in 2013.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Revenue

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $266.1 million and $210.5 million for the years ended December 31, 2012 and 2011, respectively.  This net revenue reflected a 15% increase in our sale price for Ampyra effective January 3, 2012.  The net revenue increase was comprised of net volume increases of $20.6 million and price increases and discount and allowance adjustments of $35.0 million. Net revenue from sales of Ampyra increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step program.  Effective January 2, 2013, we increased our sale price to our customers by 10.75%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, discounts, and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.    Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules during the year ended December 31, 2012.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $13.2 million for the year ended December 31, 2012, as compared to $45.8 million for the year ended December 31, 2011. The decrease was primarily due to the commercial launch of generic versions of tizanidine hydrochloride capsules in February 2012.  Net product revenues also include $3.1 million, which represents the sale of our Zanaflex Capsules authorized generic product to Watson Pharma (a subsidiary of Actavis) for the year ended December 31, 2012.  Generic competition has caused a significant decline in net revenue of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.  The decrease in net revenues was also the result of a disproportionate decrease in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

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

In June 2012, the United States Supreme Court upheld the constitutionality of the 2010 Patient Protection and Affordable Care Act’s mandate to purchase health insurance but rejected specific funding provisions that incentivized states to expand their current Medicaid programs. As a result of this ruling, we currently expect implementation of most of the major provisions of the Act to continue. Changes to the Affordable Care Act, or other federal legislation regarding health care access, financing, or delivery and other actions taken by individual states concerning the possible expansion of Medicaid could impact our financial position or results of operations in the future.

License Revenue

We recognized $9.1 million in amortized license revenue for the years ended December 31, 2012 and 2011, respectively, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $7.1 million and $1.9 million in royalty revenue for the years ended December 31, 2012 and 2011, respectively related to ex-U.S. sales of Fampyra by Biogen Idec. In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. Biogen Idec launched Fampyra in Germany in August 2011. During the three-month period ended June 30, 2012, the government agency completed its comparative efficacy assessment of Fampyra indicating a range of pricing below Biogen Idec’s initial launch price, which was unregulated for the first 12 months after launch consistent with German law. The Company recognized royalty revenue during a portion of 2012 based on the lowest point of the initially indicated German pricing authority range. The Company will recognize royalty revenue at the negotiated fixed price effective upon the signing of  Biogen Idec’s pricing agreement in 2013, which is expected to be finalized in the first quarter of 2013.

We recognized $7.2 million in royalty revenue for the year ended December 31, 2012 related to the authorized generic sale of Zanaflex Capsules which started in February 2012.

Milestone Revenue

We recognized $25.0 million in milestone revenue during the year ended December 31, 2011 as part of our ex-U.S. license agreement with Biogen Idec.  In July 2011, Biogen Idec reached an agreement milestone when they received conditional approval from the European Commission for Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7).  For revenue recognition purposes, the milestone revenue was considered to be substantive and was, therefore, recognized in its entirety in the three-month period ended September 30, 2011.  We did not reach any milestones during the year ended December 31, 2012.

Cost of Sales

Ampyra

We recorded cost of sales of $51.8 million for the year ended December 31, 2012 as compared to $41.9 million for the year ended December 31, 2011. Cost of sales for the year ended December 31, 2012 consisted primarily of $44.7 million in inventory costs related to recognized revenues.  Cost of sales for the year ended December 31, 2012 also consisted of $6.3 million in royalty fees based on net sales, $590,000 in amortization of intangible assets, and $178,000 in period costs related to freight and stability testing.

Cost of sales for the year ended December 31, 2011 consisted primarily of $36.3 million in inventory costs related to recognized revenues.  Cost of sales for the year ended December 31, 2011 also consisted of $4.4 million in royalty fees based on net sales, $1.1 million in amortization of intangible assets, and $180,000 in period costs related to packaging, freight and stability testing.

Zanaflex

We recorded cost of sales of $2.2 million for the year ended December 31, 2012 as compared to $22.3 million for the year ended December 31, 2011. Cost of sales for the year ended December 31, 2012 consisted of $1.4 million in inventory costs primarily related to recognized revenues, $697,000 in royalty fees based on net product shipments, and $83,000 in period costs related to packaging, freight and stability testing. Cost of sales also includes $3.1 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the year ended December 31, 2012.

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

Cost of Milestone & License Revenue

We recorded cost of license revenue of $634,000 for the years ended December 31, 2012 and 2011, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement. We recorded cost of milestone revenue of $1.8 million for the year ended December 31, 2011.  Cost of milestone revenue represents a 7% payment to Alkermes on the $25.0 million milestone revenue received from Biogen Idec during the year ended December 31, 2011 in accordance with our worldwide license and supply agreement with Alkermes.  For revenue recognition purposes, the related milestone revenue was considered to be substantive and was, therefore, recognized in its entirety in this period. The corresponding cost of milestone revenue was also recognized in its entirety during the year ended December 31, 2011.  We did not record milestone revenue or a corresponding cost of milestone revenue for the year ended December 31, 2012.

Research and Development

Research and development expenses for the year ended December 31, 2012 were $53.9 million as compared to $42.1 million for the year ended December 31, 2011, an increase of approximately $11.8 million, or 28%. The increase was primarily due to a $6.6 million net charge for Neuronex expenses representing the $2.0 million upfront payment, payments of $1.5 million for research funding per the terms of the agreement we entered into with Neuronex, and an expense of $6.8 million, including payments of $6.5 million, representing closing consideration for purchasing Neuronex during the fourth quarter of 2012 less net assets acquired of $3.7 million which were primarily the taxable amount of the Neuronex net operating loss carryforwards.

The increase was also due to an increase in overall research and development staff, compensation and related expenses of $4.7 million to support the various research and development initiatives.  The increase was also due to an increase of $1.4 million in our life cycle management program for Ampyra, a $1.6 million increase in Phase 1 GGF2 preclinical and clinical trial expenses, a $1.3 million increase in technical operations costs associated with our various pipeline initiatives, an increase of $1.2 million related to our AC105 research, and an increase of $381,000 in research costs related to our chondroitinase program.  The increases in research and development expenses for the year ended December 31, 2012 were partially offset by a decrease attributable to the Medtronic AC105 license expense of $3.0 million during 2011 and a decrease of $2.4 million in preclinical expenses for the remyelinating antibodies program (rHIgM22).

Selling, General and Administrative

Sales and marketing expenses for the year ended December 31, 2012 were $105.3 million compared to $86.9 million for the year ended December 31, 2011, an increase of approximately $18.4 million, or 21%.  The increase was attributable to an increase in overall marketing, selling, distribution, and market research expenses for Ampyra of $13.3 million.  The increase was also related to an increase in overall compensation, benefits, and other selling expenses attributable to Ampyra of $7.0 million. These increases were partially offset by a decrease in selling, marketing, and distribution expenses for Zanaflex Capsules of $1.9 million due to the introduction of generic competition in the marketplace.

General and administrative expenses for the year ended December 31, 2012 were $63.4 million compared to $61.6 million for the year ended December 31, 2011, an increase of approximately $1.8 million, or 3%. This increase was primarily related to an increase in staff, compensation and related expenses to support the overall growth of the organization of $7.1 million and an increase in safety and surveillance expenses of $1.9 million. The overall increase in general and administrative expenses was partially offset by a decrease in expenses related to the Zanaflex Capsule patent infringement litigation of $4.1 million, a decrease due to a gain in our put/call liability related to the PRF revenue interest agreement recorded in 2011 due to the Zanaflex patent infringement trial court decision of $1.3 million, and a decrease in post-approval Ampyra technical work of $1.1 million.

Other Expense

Other expense was $1.3 million for the year ended December 31, 2012 compared to $3.0 million for the year ended December 31, 2011, a decrease of approximately $1.7 million, or 56%. The decrease was due to a decrease in interest expense of $1.7 million primarily related to the PRF revenue interest agreement due to a decrease in Zanaflex sales.

Benefit (Provision) for Income Taxes

We recorded a $130.7 million benefit for income taxes for the year ended December 31, 2012 as compared to a $1.4 million provision for income taxes for the year ended December 31, 2011.  The benefit for 2012 was primarily related to the release of our valuation allowance against our net deferred tax assets because we believe it is more likely than not that we will realize a benefit from these assets in the future. This was partially offset by a provision of certain state and local income taxes.  The provision for 2011 was only comprised of the Federal Alternate Minimum Tax (AMT) and gross receipts taxes for certain states. We currently do not anticipate income tax benefits of this magnitude in the foreseeable future. We expect that future periods will include taxes at a normalized rate relative to the federal and state statutory rates as compared to the effective rate for 2012 which was primarily driven by the benefit of the valuation allowance release.

On a periodic basis, we evaluate our ability to realize our deferred tax assets net of deferred tax liabilities and adjust such amounts in light of changing facts and circumstances, including but not limited to our level of past and future taxable income, the current and future expected utilization of tax benefit carryforwards, and any regulatory or legislative actions by relevant authorities with respect to the Ampyra patents. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.

Positive:

•	The Company is no longer in a three-year cumulative pre-tax loss position. According to the guidance this is a significant factor to weigh heavily when looking at positive and negative evidence.
•	We achieved our second consecutive profitable year with a 2012 pre-tax income of $24.3 million.
•	Our Ampyra U.S. Patent No. US 8,007,826 patent extends into 2027.
•	Our projections show that the deferred tax assets for our net operating loss carryforwards and research and development tax credits will be realized prior to their expiration.

Negative:

•	There is an inherent risk in the ability to meet budgeted forecasts.
•
If we were to experience a future 382 ownership change, the ability to utilize net operating losses may be limited, depending on the market value of the company at the time of any such ownership change.

•	We may acquire other compounds in the future, which may generate losses.

We will continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits, if any.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenue

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $210.5 million and $133.1 million for the years ended December 31, 2011 and 2010, respectively.  This net revenue reflected a 7.5% increase in our sale price for Ampyra effective March 4, 2011.  The net revenue increase was comprised of net volume increases of $69.0 million and price increases and discount and allowance adjustments of $8.4 million. Effective January 3, 2012, we increased our sale price to our customers by 15%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.  For the year ended December 31, 2011 discounts and allowances also consisted of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.    Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future and we incur costs incurred related to new Healthcare Reform Medicare rebates described under the “Healthcare Reform” header below.

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

Milestone Revenue

The Company recognized $25.0 million in milestone revenue for the three-month period ended September 30, 2011 as part of its ex-U.S. license agreement with Biogen Idec.  In July 2011, Biogen Idec reached an agreement milestone when they received conditional approval from the European Commission for Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7).  For revenue recognition purposes, the milestone revenue was considered to be substantive and was, therefore, recognized in its entirety in this period. Substantive uncertainty existed at the inception of the arrangement as to whether the milestone would be achieved because of the numerous variables, such as the high rate of failure inherent in the research and development of new products and the uncertainty involved with obtaining regulatory approval. Biogen Idec leveraged Acorda’s U.S. Ampyra study results that contributed to the regulatory approval process. Therefore, the milestone was achieved based in part on Acorda’s past performance.  The milestone was also reasonable relative to all deliverable and payment terms of the collaboration arrangement.

License Revenue

The Company recognized $9.1 million and $9.4 million in amortized license revenue for the years ended December 31, 2011 and 2010, respectively related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

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

Other Expense

Other expense was $3.0 million for the year ended December 31, 2011 compared to $3.3 million for the year ended December 31, 2010, a decrease of approximately $303,000, or 9%. The decrease was primarily due to a decrease in interest expense of $352,000 principally related to the PRF revenue interest agreement, a decrease in interest income of $24,000 resulting from lower average interest rates in 2011, as well as realized loss on foreign currency exchange of 18,000.

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

We were cash flow positive in 2012 and, at December 31, 2012, we had $333.2 million of cash, cash equivalents and short-term and long-term investments, compared to $295.9 million at December 31, 2011.  Any investments classified as long-term had maturity dates of no later than April 15, 2014. We believe that we have sufficient cash, cash equivalents and short-term and long-term investments on hand, in addition to cash expected to be generated from operations, to fund our 2013 business plan, including our currently anticipated development pipeline activities in 2013.

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

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.   As of December 31, 2012, $5.4 million of these promissory notes was outstanding, which amount includes accrued interest.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of December 31, 2012, referred to as the revenue interest liability, of approximately $2.2 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of $329,000 as of December 31, 2012 related to the put/call option to reflect its current estimated fair value. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

Investment Activities

At December 31, 2012, cash and cash equivalents, short-term and long-term investments were approximately $333.2 million, as compared to $295.9 million at December 31, 2011. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of December 31, 2012, our cash and cash equivalents were $41.9 million, as compared to $58.0 million as of December 31, 2011. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $192.0 million as of December 31, 2012, as compared to $238.0 million as of December 31, 2012.  Our long-term investments consist of US Treasury bonds with original maturities greater than one year. The balance of these investments was $99.4 million as of December 31, 2012, as compared to zero as of December 31, 2011.

Net Cash Provided by Operations

Net cash provided by operations was $52.1 million and $66.3 million for year ended December 31, 2012 and 2011, respectively. Cash provided by operations for the year ended December 31, 2012 was primarily attributable to net income of $155.0 million principally resulting from an increase in net product and royalty revenues, a non-cash share-based compensation expense of $21.4 million, depreciation and amortization of $4.7 million, amortization of net premiums and discounts on short-term investments of $4.4 million, and an asset impairment charge of $664,000.  Net cash provided by operations was also attributable to a net increase of $11.9 million due to changes in working capital items primarily due to an increase of $11.7 million in accounts payable, accrued expenses, and other current liabilities resulting from payment timing, an increase of $7.4 million in inventory held by the Company and by others, and an increase of $600,000 in revenue interest liability interest payable. These working capital increases were partially offset by an increase of $3.5 million in accounts receivable, an increase of $2.9 million in prepaid expenses and other current assets, and a net decrease of $1.3 million in deferred product revenue.  Cash provided by operations was partially offset by a non-cash benefit of $133.0 million primarily resulting from a release of our deferred tax valuation allowance, a decrease in deferred license revenue of $9.1 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009, an increase in other assets of approximately $3.8 million resulting from the acquisition of Neuronex's tangible net assets of $3.7 million which were primarily the taxable amount of net operating loss carryforwards, a decrease in deferred cost of license revenue of $634,000 due to the amortization of the payment made to Elan related to this upfront collaboration payment, and a gain on our put/call liability of $701,000.

Net cash provided by operations was $66.3 million and $19.2 million for year ended December 31, 2011 and 2010, respectively. Cash provided by operations for the year ended December 31, 2011 was primarily attributable to net income of $30.6 million principally resulting from a milestone revenue payment from Biogen Idec, a non-cash share-based compensation expense of $19.3 million, an asset impairment charge of $13.0 million, a decrease in inventory held by the Company of $9.0 million, amortization of net premiums and discounts on short-term investments of $6.8 million, depreciation and amortization of $4.6 million, a decrease in the noncurrent portion of deferred cost of license revenue of $608,000, and a $639,000 loss on our put/call liability.  Cash provided by operations was partially offset by a net decrease of $8.5 million due to changes in working capital items primarily due to the payment of 2010 accruals and prepaid items during the year ended December 31, 2011.  The offset to cash provided by operations was also attributable to a decrease in deferred license revenue of $9.1 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009 and an increase in accounts receivable of $556,000.

Net Cash Used in Investing

Net used in investing activities for the year ended December 31, 2012 was $71.3 million, primarily due to $322.5 million in purchases of short-term and long-term investments, purchases of property and equipment of $10.4 million, and purchases of intangible assets of $3.2 million partially offset by $264.8 million in proceeds from maturities and sales of short-term investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the year ended December 31, 2012 was $3.1 million, primarily due to $4.3 million in net proceeds from the exercise of stock options partially offset by $1.3 million in repayments to PRF.

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. Our major outstanding contractual obligations are for payments related to our convertible notes, our facility leases and our commitments to purchase inventory.  The following table summarizes our minimum significant contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.
	Payments due by period (1)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible note payable (2)	$5,721	$1,144	$3,433	$1,144
Operating leases (3)	21,991	3,443	10,853	7,695
Inventory purchase commitments (4)	22,219	22,219	—	—
Total	$49,931	$26,806	$14,286	$8,839

__________________________

(1)	Excludes PRF principal and interest payments, due to uncertainty as to the amount and timing of such payments.

(2)	Represents the remaining 5 annual payments of principal and interest to be made on the convertible note payable to Saints Capital.

(3)	Represents payments for new lease for Ardsley, NY lease.

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

Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $202 million as part of our various agreements, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2012, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

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

Revenue Recognition

Ampyra

Ampyra is available in the U.S. only through a network of specialty pharmacy providers that provide the medication to patients by mail; Kaiser Permanente (Kaiser), which distributes Ampyra to patients through a closed network of on-site pharmacies; and Amerisource Specialty Distribution Healthcare, which is the exclusive specialty pharmacy distributor for the U.S. Department of Veterans Affairs (VA). We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured.  We recognize product sales of Ampyra following shipment of product to these customers. Our customers are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

Our net revenues represent total revenues less allowances for customer credits, including estimated rebates and discounts. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to our customers, an adjustment is recorded for estimated chargebacks and rebates. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such reserves. In determining the amounts of certain allowances and accruals, we must make significant judgments and estimates. Allowances for rebates and discounts are established based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. Product shipping and handling costs are included in cost of sales.

Based on the data that we receive from our customers, and returns experience of other specialty products with similar selling models, we have been able to make a reasonable estimate for product returns. We revised our returns good policy in December 2012 and no longer accept returns of Ampyra except for product damaged in shipping.   Historically, it has been rare for us to have product damaged in shipping.  We will exchange product from inventory for product damaged in shipping.

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

We accept returns of Zanaflex Capsules and Zanaflex tablets for six months prior to and twelve months after their expiration date.  We provide a credit to customers with whom we have a direct relationship or a cash payment to those with whom we do not have a direct relationship. We do not exchange product from inventory for the returned product. Returns of products sold by us are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.  In addition, we record a charge to cost of goods sold for the cost basis of the estimated product returns we believe may ultimately be realized at the time of product shipment to wholesalers. We recognize this charge at the date of shipment since it is probable that we will receive a level of returned products; upon the return of such product we will be unable to resell the product considering its expiration dating; and, we can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company’s estimated returns.  The charge to cost of goods sold amounted to $313,000 and $1.3 million for the years ended December 31, 2012 and 2011, respectively. A 10% change in this expense estimate would have had an approximate $31,300 and $130,000 effect on the Company’s cost of sales for the years ended December 31, 2012 and 2011, respectively.

We initiated a product recall for three lots of Zanaflex Capsules in February 2011 due to two reports of empty Zanaflex Capsules that had been distributed to pharmacies and sold to patients.  Returns of this recalled product are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.  Some shipments of Zanaflex Capsules during the twelve-month period ended December 31, 2011 were likely to replace this recalled product. As of December 31, 2012 we received approximately $3.5 million in recall returns which was charged directly against deferred revenue.  Under the terms of our agreement with Alkermes, they are responsible for the cost of replacing the inventory and any reasonable and actual costs and expenses incurred in connection with the recall.

Discounts and Allowances

Reserves for Ampyra and Zanaflex with respect to customer credits, including estimated rebates, wholesaler fees for services, discounts and returns have been established. Discounts and allowances are recorded following shipment of product and the appropriate reserves are credited.  These allowances are established by management as its best estimate of historical experience and data points available and are adjusted to reflect known changes in the factors that impact such reserves. Allowances for customer credits, rebates, wholesaler fees for services, and discounts are established based on contractual terms with customers and analyses of historical usage of these items.  The nature of our allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts are as follows:

Government Chargebacks and Rebates: We contract for Medicaid other government programs such as the Federal Supply Schedule which commits us to providing favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. We also contract with the Centers for Medicare and Medicaid Services to participate in the Coverage Gap Discount Program (the program given rise by the Affordable Care Act which closes the Medicare Part D “donut hole”.  Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for chargebacks and rebates. We monitor the sales trends and adjust the chargebacks and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. Our chargebacks and rebate accruals were $2.8 million and $3.1 million at December 31, 2012 and December 31, 2011, respectively.  A 10% change in our chargebacks and rebate allowances would have had an approximate $1.5 million and $998,000 effect on our net revenue for the years ended December 31, 2012 and December 31, 2011, respectively.

Managed Care Contract Rebates: We contract with various managed care organizations including health insurance companies and pharmacy benefit managers in order to provide improved access to Ampyra for patients that are members of such organizations.  These contracts stipulate that rebates and, in some cases, administrative fees, are paid to these organizations provided Ampyra is represented as having been placed on a specific tier on the organizations drug formulary.  Based upon our contracts and the most recent experience with respect to sales through managed care channels, we provide an allowance for managed care contract rebates. We began to enter into these contracts during the three months ended December 31, 2010.  We continue to monitor the sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. Our managed care contract rebate accruals were $740,000 and $273,000 at December 31, 2012 and December 31, 2011, respectively.  A 10% change in our managed care contract rebate allowances would have had an approximate $312,000 and $146,000 effect on our net revenue for the years ended December 31, 2012 and December 31, 2011, respectively.

Copay Mitigation Rebates: We offer copay mitigation to commercially insured patients who have coverage for Ampyra (in accordance with applicable law) and are responsible for a cost share regardless of financial need (income status). The copay mitigation program is intended to reduce the patient’s financial responsibility for Ampyra to a specified dollar amount.  Based upon our contracts and the most recent experience with respect to actual copay assistance provided, we provide an allowance for copay mitigation rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. Our copay mitigation rebate accruals were $222,000 and $135,000 at December 31, 2012 and December 31, 2011, respectively.  A 10% change in our managed care contract rebate allowances would have had an approximate $499,000 and $489,000 effect on our net revenue for the years ended December 31, 2012 and December 31, 2011, respectively.

Cash Discounts: We sell Ampyra directly to our network of specialty pharmacies, Kaiser and the specialty distributor to the U.S. Department of Veterans Affairs (VA) and Zanaflex directly to wholesalers and generally provide invoice discounts for prompt payment. We estimate our cash discounts based on the terms offered to its customers.  Discounts are accrued based on historical usage rates at the time of product shipment.  We adjust accruals based on actual activity as necessary.  Cash discounts are typically settled with wholesalers within 30 days after the end of each calendar month.  Our cash discounts accruals were $293,000 and $303,000 at December 31, 2012 and December 31, 2011, respectively.  A 10% change in our cash discounts would have had an approximate $319,000 and $336,000 effect on our net revenue for the years ended December 31, 2012 and December 31, 2011, respectively.

Product Returns: Prior to December 1, 2012, our specialty pharmacies had the right to return any unopened product during the eight-month period beginning two months prior to the labeled expiration date and ending six months after the labeled expiration date.  Once product had been prescribed, it was no longer eligible for return.  If specialty pharmacies returned product, they were to be given a credit against amounts owed to us.  We did not replace returned product with new product unless it had been damaged in shipping.  As of the year ended December 31, 2011, the Company had not received any product returns of Ampyra.  As of December 1, 2012, we changed our returned goods policy with respect to Ampyra and will no longer accept returned product with the exception of that damaged in shipping.  Therefore, we reversed the majority of its returns accrual for Ampyra during the three-month period ended December 31, 2012.  Our returns accrual was $10,000 and $480,000 at December 31, 2012 and December 31, 2011, respectively.  We record Zanaflex Capsule and tablet revenue based on a deferred revenue model and recognize revenue when prescriptions are filled to an end-user because once a prescription is filled the product cannot be returned.  Therefore, there is no returns reserve for Zanaflex.

Data Fees and Fees for Service Payable to Wholesalers: We have contracted with the specialty pharmacies (not including the specialty distributor to the VA) to obtain transactional data related to Ampyra in order to ascertain a better understanding of our selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations.  These contracts stipulate that the specialty pharmacies provide data directly to us, as well as indirectly through Ampyra Patient Support Services (APSS), which in turn provides data to us.  We pay a data fee to the specialty pharmacies for each line of data provided and the Company provides an allowance for these data fees.  A line of data is defined as data pertaining to a single prescription. We pay a fee for service to certain wholesalers on contractually determined rates for distribution, inventory management and data reporting services. We estimate our fee for service accruals and allowances based on sales to each wholesaler and the applicable contracted rate. Our fee for service expenses are accrued at the time of product shipment and are typically settled with the wholesalers within 60 days after the end of each respective quarter. Our data fee and fee for service accruals were $792,000 and $998,000 at December 31, 2012 and December 31, 2011, respectively. A 10% change in our data fee and fee for service allowances would have had an approximate $346,000 and $466,000 effect on our net revenue for the years ended December 31, 2012 and 2011, respectively.

We have adjusted our allowances in the past based on actual experience, and we will likely be required to make adjustments to these allowances and accruals in the future. The historical adjustments have not been significant to operations.  We continually monitor our allowances and accruals and makes adjustments when we believe actual experience may differ from its estimates. The allowances included in the table below reflect these adjustments.

The following table provides a summary of activity with respect to the Company’s sales discounts and allowances during 2012, 2011, and 2010:

(in thousands)	Government chargebacks and rebates	Managed care contract rebates	Copay mitigation rebates	Cash discounts	Product returns	Data fees and fees for services payable to wholesalers	Total
Balance at December 31, 2009	1,765	-	-	232	-	762	2,759
Allowances for sales 2010	5,291	333	2,961	2,579	353	3,726	15,243
Allowances for prior year sales	(361)	-	-	-	-	26	(335)
Actual credits for sales during 2010	(3,384)	(111)	(2,930)	(2,428)	-	(2,482)	(11,335)
Actual credits for prior year sales	(521)	-	-	(59)	-	(789)	(1,369)
Balance at December 31, 2010	2,790	222	31	324	353	1,243	4,963
Allowances for sales 2011	10,139	1,534	4,888	3,406	127	4,976	25,070
Allowances for prior year sales	(157)	(70)	(2)	(43)	-	(321)	(593)
Actual credits for sales during 2011	(7,242)	(1,260)	(4,753)	(3,188)	-	(3,978)	(20,421)
Actual credits for prior year sales	(2,431)	(153)	(29)	(196)	-	(922)	(3,731)
Balance at December 31, 2011	3,099	273	135	303	480	998	5,288
Allowances for sales 2012	14,609	3,126	5,073	3,265	-	3,481	29,554
Allowances for prior year sales	72	(10)	(86)	(71)	(452)	(17)	(564)
Actual credits for sales during 2012	(11,651)	(2,386)	(4,851)	(2,967)	(18)	(2,688)	(24,561)
Actual credits for prior year sales	(3,280)	(263)	(49)	(237)	-	(982)	(4,811)
Balance at December 31, 2012	$2,849	$740	$222	$293	$10	$792	$4,906

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

Milestones and royalties

In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition. At the inception of a collaboration agreement we evaluate if payments are substantive.  The criteria requires that (i) we determine if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement.  If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

License Revenue and Cost of License Revenue

Under the Collaboration Agreement with Biogen Idec, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, the date of the agreement, which was received on July 1, 2009. As a result of such payment to us, $7.7 million became payable by us to Elan under our existing agreements with Elan. These agreements obligate us to pay an amount equal to 7% of any upfront and milestone payments that we receive from the sublicensing of rights to Ampyra or other aminopyridine products.  We estimate the revenue recognition period for the upfront payment that we received from Biogen Idec, and for any milestone payments made to us by Biogen Idec, and for the corresponding payments that we make to Elan, to be approximately 12 years from the date of the receipt of payment from Biogen.

Ampyra Inventory

Prior to regulatory approval of Ampyra in the three-month period ended March 31, 2010, we incurred expenses for the manufacture of several batches of Ampyra that ultimately became available to support the commercial launch of this drug candidate. Until the necessary initial regulatory approval was received, we charged all such amounts to research and development expenses. As a result, our initial sales of Ampyra resulted in higher gross margins than if the inventory costs had not previously been expensed. Upon regulatory approval of Ampyra, we began capitalizing the commercial inventory costs associated with manufacturing with Alkermes plc (Alkermes), formerly Elan Corporate, plc (Elan), and at its second manufacturer, Patheon.  During the third quarter of 2011, Alkermes acquired the Elan business that supplies our Ampyra inventory.

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

Cost of Sales

Ampyra

Cost of sales consists of cost of inventory, expense due to inventory reserves when necessary, royalty expense, milestone amortization of intangible assets associated with our agreement with Alkermes and well as the capitalization of milestone achievements with the Canadian Spinal Research Organization (CSRO) during the three months ended March 31, 2010, packaging costs, freight and required inventory stability testing costs. Our inventory costs, royalty obligations and milestone obligations are set forth in the agreements entered into with Alkermes.  These agreements require us to pay Alkermes a percentage of our net selling price for each inventory lot purchased from Alkermes.  The cost for each lot is calculated based on an agreed upon estimated net selling price which is based on an actual historical net selling price.  At the end of each quarter, we perform a calculation to adjust the inventory value for any lots received in the current quarter to that quarter’s actual net selling price.  This payment is recorded as an adjustment to inventory as well as an accrual on our balance sheet and is required to be paid within 45 days of the quarter end.  In the event we have sold any inventory purchased from Alkermes during that respective quarter, we would also record an adjustment to the cost of goods sold and an additional accrual on the balance sheet to be paid to Alkermes.  The agreement with Alkermes allows us to purchase up to 25% of our annual inventory requirements from an alternative manufacturer but stipulates a compensating payment to be made to Alkermes for any inventory purchased from this alternative manufacturer.  This payment is determined at the end of the quarter in which any new lots have been purchased exclusive from Alkermes using the actual net selling price for the respective quarter net of an agreed upon amount as stipulated by the Alkermes agreement.  This payment is recorded as an adjustment to inventory as well as an accrual on our balance sheet.

Zanaflex

Cost of sales consists of cost of inventory, expense due to inventory reserves when necessary, royalty expense, milestone amortization of intangible assets associated with the Zanaflex acquisition prior to 2011, intangible write-off expense in 2011, packaging costs, freight and required inventory stability testing costs. Our inventory costs, royalty obligations and milestone obligations are set forth in the agreements entered into in connection with our Zanaflex acquisition. Any payments we make to PRF in connection with the revenue interest assignment transaction entered into in December 2005 will not constitute royalty expense or otherwise affect our cost of sales. See “—Liquidity and Capital Resources—Financing Arrangements.”

Research and Development

We are developing Diazepam Nasal Spray, which we acquired in December 2012, for the treatment of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.  Pending additional clinical and manufacturing data, we plan to submit an NDA to the FDA for Diazepam Nasal Spray in 2013.  We are also studying dalfampridine to improve a range of functional impairments, in addition to walking disability, caused by MS, as well as its potential use in other neurological conditions, including cerebral palsy and post-stroke deficits.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function.  We are developing clinical stage compounds AC105 for acute treatment of SCI, GGF2 for the treatment of heart failure, and rHIgM22, a remyelenating monoclonal antibody, for the treatment of MS.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and SCI.  Chondroitinase, an enzyme that encourages nerve plasticity in SCI, is in preclinical development.

We consider the active management and development of our research, preclinical and clinical pipeline an important component of the long-term process of introducing new products. We manage our overall research, development and inlicensing efforts in a highly disciplined manner designed to advance only high quality, differentiated agents into clinical development. The duration of each phase of research and preclinical and clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Due to the risks inherent in the clinical trial process and the early stage nature of our pipeline development programs, we are unable to estimate with any certainty completion dates, the proportion of our R&D investments assigned to any one program or to the future cash inflows from these potential programs.

Research and development expense consists primarily of:

•	salaries and related benefits and share-based compensation for research and development personnel;

•	costs of facilities and equipment that have no alternative future use;

•	fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials;

•	fees paid to contract research organizations (CROs) in conjunction with preclinical studies;

•	fees paid to organizations in conjunction with contract manufacturing;

•	costs of materials used in research and development;

•	upfront and milestone payments under contractual agreements;

•	consulting, license and sponsored research fees paid to third parties; and

•	depreciation of capital resources used to develop our products.

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

We use our employee and infrastructure resources across several projects, and many of our costs are not attributable to an individually-named project, but are broadly applicable research projects.  Accordingly, we do not account for internal research and development costs on a project-by-project basis.  Unallocated costs are represented as operating expenses in the table below.

The following table shows, for each of the years ended, (i) the total third parties expenses for clinical development, preclinical research and development, on a project-by-project basis, (ii) our unallocated research and development operating expenses, and (iii) acquisitions, licenses and milestone payments, on a project-by-project basis:
(in thousands)	Year Ended December 31,
	2012	2011	2010
Preclinical and clinical development:
Contract expenses—Ampyra (1)	$12,840	$11,429	$6,873
Contract expenses—Diazepam Nasal Spray	843	-	-
Contract expenses—GGF2	6,182	4,610	1,123
Contract expenses—rHIgM22	1,219	3,608	5,288
Contract expenses—AC105	1,197	132	-
Contract expenses—Chondroitinase	498	118	150

Research and development operating expenses:	23,929	19,211	16,041

Acquisitions, licenses and milestones:
Diazepam nasal spray	6,653	-	-
GGF2	-	-	1,125
AC105	500	3,000	-
Other	20	-	-
Total research and development	$53,881	$42,108	$30,600

(1) Year ended 2010 includes approximately $1.1 million for pre-approval expensed launch stock inventory for Ampyra.

With respect to previously established clinical study accruals in prior periods and for the twelve-month period ended December 31, 2012 we did not make any significant adjustments to our clinical study costs.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, related benefits and share-based compensation for our sales, managed markets and marketing personnel, the cost of Ampyra and Zanaflex sales and marketing initiatives as well as the pre-market marketing costs for future products.

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

Other Income (Expense)

Interest income consists of income earned on our cash, cash equivalents and short-term and long-term investments. Interest expense consists of interest expense related to our revenue interest liability and accrued interest on our convertible notes.

Income Taxes

Our annual effective tax rate is based on pre-tax earnings, existing statutory tax rates, and permanent adjustments affecting taxable income. Significant judgment is required in evaluating our tax position.

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. In accordance with ASC 740, we account for income taxes by the asset and liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

At December 31, 2012, we had $136.7 million of net deferred tax assets, which included the effects of net operating loss carryforwards of $64.1 million, tax credits of $4.6 million and other items. For the three-months ended December 31, 2012, we reduced our valuation allowance in full because we believe it is more likely than not that we will realize the benefits of our deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and anticipated future taxable income and the utilization of the carryforwards. Based upon these considerations, we reduced our valuation allowance in full. This valuation adjustment resulted in a benefit from income taxes for the year ended December 31, 2012. We expect that future periods will include income taxes at a higher effective rate. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

On a periodic basis, we evaluate our ability to realize our deferred tax assets net of deferred tax liabilities and adjust such amounts in light of changing facts and circumstances, including but not limited to our level of past and future taxable income, the current and future expected utilization of tax benefit carryforwards, and any regulatory or legislative actions by relevant authorities with respect to the Ampyra patents. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.

Positive:

•	The Company is no longer in a three-year cumulative pre-tax loss position. According to the guidance this is a significant factor to weigh heavily when looking at positive and negative evidence.
•	We achieved our second consecutive profitable year with a 2012 pre-tax income of $24.3 million.
•	Our Ampyra U.S. Patent No. US 8,007,826 patent extends into 2027.
•	Our projections show that the deferred tax assets for our net operating loss carryforwards and research and development tax credits will be realized prior to their expiration.

Negative:

•	There is an inherent risk in the ability to meet budgeted forecasts.

•
If we were to experience a future 382 ownership change, the ability to utilize net operating losses may be limited, depending on the market value of the company at the time of any such ownership change.

•	We may acquire other compounds in the future, which may generate losses.

We will continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits, if any.

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

We have based our current assumptions on the following:
	Assumption		Method of estimating

●	Estimated expected term of options	●	Historical term of our options based on exercise data
●	Expected volatility	●	Historic volatility of our common stock
●	Risk-free interest rate	●	Yields of U.S. Treasury securities corresponding with the expected life of option grants
●	Forfeiture rates	●	Historical forfeiture data

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at December 31, 2012.

We have cash equivalents and short-term and long-term investments at December 31, 2012, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term and long-term investments approximate their fair value at December 31, 2012.  Our investments designated as long-term as of December 31, 2012 had maturity dates no later than April 15, 2014.  At December 31, 2012, we held $333.2 million in cash and cash equivalents and short-term and long-term investments which had an average interest rate of approximately 0.1%.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of our 2012 fiscal year (the period covered by this report). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of and with the participation of our chief executive officer and our chief financial officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of 2012 (the period covered by this report) based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2012. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Acorda Therapeutics, Inc.:

We have audited Acorda Therapeutics, Inc. internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acorda Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Acorda Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Acorda Therapeutics, Inc. and subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 28, 2013

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2013 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

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

Item 11.  Executive Compensation.

The information required by this item will be contained in our 2013 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2013 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Information Concerning Executive Officers” and “Additional Information” and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2013 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the caption “Certain Relationships and Related Transactions,” and such information is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be contained in our 2013 Proxy Statement under the caption for the proposal relating to the “Ratification of Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics, Inc. and Subsidiaries:
Report of Ernst and Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acorda Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorda Therapeutics, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 28, 2013

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$41,876	$57,954
Restricted cash	380	303
Short-term investments	191,949	237,953
Trade accounts receivable, net of allowances of $555 and $879, as of December 31, 2012 and 2011, respectively	26,327	22,828
Prepaid expenses	6,936	6,534
Finished goods inventory held by the Company	20,176	27,256
Finished goods inventory held by others	781	1,126
Deferred tax asset	35,091	—
Other current assets	9,547	6,988
Total current assets	333,063	360,942
Long-term investments	99,363	—
Property and equipment, net of accumulated depreciation	16,706	3,858
Deferred tax asset	101,636	—
Intangible assets, net of accumulated amortization	9,319	8,769
Non-current portion of deferred cost of license revenue	4,808	5,442
Other assets	437	477
Total assets	$565,332	$379,488
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,503	$21,393
Accrued expenses and other current liabilities	35,758	24,149
Deferred product revenue—Zanaflex	29,275	30,599
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	1,134	1,001
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	98,871	87,343
Non-current portion of deferred license revenue	68,685	77,742
Put/call liability	329	1,030
Non-current portion of revenue interest liability	1,111	1,898
Non-current portion of convertible notes payable	4,244	5,230
Other non-current liabilities	6,171	1,036
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at December 31, 2012 and 2011; issued and outstanding 39,804,493 and 39,328,495 shares, including those held in treasury, as of December 31, 2012 and 2011, respectively	40	39
Treasury stock at cost (12,420 shares at December 31, 2012 and December 31, 2011)	(329)	(329)
Additional paid-in capital	640,671	614,914
Accumulated deficit	(254,523)	(409,481)
Accumulated other comprehensive income	62	66
Total stockholders’ equity	385,921	205,209
Total liabilities and stockholders’ equity	$565,332	$379,488

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2012	2011	2010
Revenues:
Net product revenues	$282,381	$256,271	$181,545
Milestone revenue	—	25,000	—
License revenue	9,057	9,057	9,428
Royalty revenues	14,376	1,909	32
Total net revenues	305,814	292,237	191,005
Costs and expenses:
Cost of sales	57,007	64,183	35,518
Cost of milestone and license revenue	634	2,384	660
Research and development	53,881	42,108	30,600
Selling, general and administrative	168,690	148,508	132,657
Total operating expenses	280,212	257,183	199,435
Operating income (loss)	25,602	35,054	(8,430)
Other expense (net):
Interest and amortization of debt discount expense	(1,880)	(3,570)	(3,922)
Interest income	552	552	575
Other income (expense)	(6)	(18)	8
Total other expense (net)	(1,334)	(3,036)	(3,339)
Income (loss) before taxes	24,268	32,018	(11,769)
Benefit from (provision for) income taxes	130,690	(1,413)	—
Net income (loss)	$154,958	$30,605	$(11,769)
Net income (loss) per share—basic	$3.93	$0.78	$(0.31)
Net income (loss) per share—diluted	$3.84	$0.76	$(0.31)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	39,459	39,000	38,355
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	40,332	40,064	38,355

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2012	2011	2010

Net income (loss)	$154,958	$30,605	$(11,769)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax	(4)	78	(121)
Other comprehensive income (loss), net of tax	(4)	78	(121)
Comprehensive income (loss)	$154,954	$30,683	$(11,890)

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common stock
	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2009	37,935	$38	$0	$565,503	$(428,317)	$109	$137,333
Compensation expense for issuance of stock options to employees	—	—	—	12,464	—	—	12,464
Compensation expense for issuance of restricted stock to employees	196	—	(329)	5,313	—	—	4,984
Exercise of stock options	648	1	—	8,369	—	—	8,370
Other comprehensive loss	—	—	—	—	—	(121)	(121)
Net loss	—	—	—	—	(11,769)	—	(11,769)
Balance at December 31, 2010	38,779	$39	$(329)	$591,649	$(440,086)	$(12)	$151,261
Compensation expense for issuance of stock options to employees	—	—	—	13,675	—	—	13,675
Compensation expense for issuance of restricted stock to employees	220	—	—	5,628	—	—	5,628
Exercise of stock options	329	—	—	3,962	—	—	3,962
Other comprehensive income	—	—	—	—	—	78	78
Net income	—	—	—	—	30,605	—	30,605
Balance at December 31, 2011	39,328	$39	$(329)	$614,914	$(409,481)	$66	$205,209
Compensation expense for issuance of stock options to employees	—	—	—	15,206	—	—	15,206
Compensation expense for issuance of restricted stock to employees	224	—	—	6,212	—	—	6,212
Exercise of stock options	252	1	—	4,339	—	—	4,340
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	154,958	—	154,958
Balance at December 31, 2012	39,804	$40	$(329)	$640,671	$(254,523)	$62	$385,921

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,	Year ended December 31,	Year ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$154,958	$30,605	$(11,769)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Share-based compensation expense	21,418	19,303	17,777
Amortization of net premiums and discounts on investments	4,382	6,750	4,473
Amortization of revenue interest issuance cost	67	104	96
Depreciation and amortization expense	4,663	4,625	3,951
Intangible asset impairment	664	13,038	—
(Gain) loss on put/call liability	(701)	639	(246)
Deferred tax benefit	(133,042)	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(3,499)	(556)	(16,533)
Increase in prepaid expenses and other current assets	(2,961)	(3,375)	(1,892)
Decrease (increase) in inventory held by the Company	7,082	8,976	(31,735)
Decrease in inventory held by others	345	1,060	209
Decrease in non-current portion of deferred cost of license revenue	634	608	660
(Decrease) increase in other assets	(3,753)	(237)	1
(Decrease) increase in accounts payable, accrued expenses, other current liabilities	11,743	(6,108)	24,706
(Decrease) increase in revenue interest liability interest payable	600	(23)	(76)
Decrease in current portion of deferred license revenue	—	(371)	—
Decrease in non-current portion of deferred license revenue	(9,057)	(8,686)	(9,428)
(Decrease) Increase in other non-current liabilities	(22)	682	—
(Decrease) increase in deferred product revenue—Zanaflex	(1,325)	(697)	592
Restricted cash	(77)	(1)	(1)
Net cash (used in)/provided by operating activities	52,119	66,336	(19,215)
Cash flows from investing activities:
Purchases of property and equipment	(10,384)	(2,192)	(2,446)
Purchases of intangible assets	(3,194)	(3,595)	(6,998)
Purchases of investments	(322,455)	(266,736)	(310,955)
Proceeds from maturities of investments	264,750	227,500	325,750
Net cash (used in)/provided by investing activities	(71,283)	(45,023)	5,351
Cash flows from financing activities:
Proceeds from stock option exercises	4,339	3,962	8,370
Purchase of treasury stock	—	—	(329)
Repayments of revenue interest liability	(1,253)	(1,962)	(6,850)
Net cash provided by financing activities	3,086	2,000	1,191
Net increase (decrease) in cash and cash equivalents	(16,078)	23,313	(12,673)
Cash and cash equivalents at beginning of period	57,954	34,641	47,314
Cash and cash equivalents at end of period	$41,876	$57,954	$34,641
Supplemental disclosure:
Cash paid for interest	$1,122	$3,404	$3,781
Cash paid for taxes	2,706	1,176	—

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Business Activities

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a commercial stage biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis (MS), spinal cord injury (SCI) and other disorders of the central nervous system.

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

Restricted Cash

Restricted cash represents a certificate of deposit placed by the Company with a bank for issuance of a letter of credit to the Company’s lessor for office space and a bank account with funds to cover its self-funded employee health insurance.

Investments

Both short-term and long-term investments consist of US Treasury bonds. The Company classifies marketable securities available to fund current operations as short-term investments in current assets on its consolidated balance sheets. Marketable securities are classified as long-term investments in long-term assets on the consolidated balance sheets if the Company has the ability and intent to hold them and such holding period may be longer than one year. The Company classifies its short-term and long-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices.

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

Ampyra

The cost of Ampyra inventory manufactured by Alkermes plc (Alkermes) is based on specified prices calculated as a percentage of net product sales of the product shipped by Alkermes to Acorda. In the event Alkermes does not manufacture the products, Alkermes is entitled to a compensating payment for the quantities of product provided by Patheon, the Company’s alternative manufacturer. This compensating payment is included in the Company’s inventory balances.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which ranges from two to seven years. Leasehold improvements are recorded at cost, less accumulated amortization, which is computed on the straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Accounting for Income Taxes

The Company provides for income taxes in accordance with ASC Topic 740 (ASC 740). Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance for the amounts of any tax benefits which, more likely than not, will not be realized.

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail; Kaiser Permanente (Kaiser), which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which is the exclusive specialty pharmacy distributor for Ampyra to the U.S. Department of Veterans Affairs (VA). Ampyra is not available in retail pharmacies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser, and the specialty distributor to the VA. The specialty pharmacy providers, Kaiser, and the specialty distributor to the VA are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated rebates, discounts and returns. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, Kaiser and the specialty distributor to the VA, an adjustment is recorded for estimated rebates, discounts and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, discounts and returns are established based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.Effective December 1, 2012, the Company no longer accepts returns of Ampyra with the exception of product damages that occur during shipping.

Zanaflex

The Company applies the revenue recognition guidance in Accounting Standards Codification (ASC) 605-15-25, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. The Company has accumulated some sales history with Zanaflex Capsules; however, due to existing and potential generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, we do not believe we can reasonably determine a return rate at this time. As a result, the Company accounts for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized is based on (1) the estimated prescription demand, based on pharmacy sales for its products; and (2) the Company’s analysis of third party information, including third party market research data. The Company’s estimates are subject to the inherent limitations of estimates that rely on third party data, as certain third party information is itself in the form of estimates, and reflect other limitations. The Company’s sales and revenue recognition reflects the Company’s estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such that revenue is recognized following shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns and greater certainty regarding generic competition.

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
Milestones and royalties

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition. At the inception of a collaboration agreement the Company evaluates if payments are substantive.  The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonably relative to all deliverable and payment terms of the collaboration arrangement.  If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

The Company does not own or operate, and currently does not plan to own or operate, facilities for production and packaging of Ampyra or its other commercial products, Zanaflex Capsules or Zanaflex tablets. It relies and expects to continue to rely on third parties for the production and packaging of its commercial products and clinical trial materials for those and other products.

The Company relies on Alkermes to supply us with its requirements for Ampyra.  Under its supply agreement with Alkermes, the Company is obligated to purchase at least 75% of its yearly supply of Ampyra from Alkermes, and it is required to make compensatory payments if it does not purchase 100% of its requirements from Alkermes, subject to specified certain exceptions. The Company and Alkermes have agreed that it may purchase up to 25% of its annual requirements from Patheon, a mutually agreed-upon second manufacturing source, with compensatory payment.  The Company and Alkermes also rely on a single third-party manufacturer, Regis, to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra.  If Regis experiences any disruption in their operations, a delay or interruption in the supply of Ampyra product could result until Regis cures the problem or we locate an alternate source of supply.

The Company’s principal direct customers as of December 31, 2012 were a network of specialty pharmacies, Kaiser, and the specialty distributor to the VA for Ampyra and wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Allowance for Cash Discounts

An allowance for cash discounts is accrued based on historical usage rates at the time of product shipment.  The Company adjusts accruals based on actual activity as necessary.  Cash discounts are typically settled with customers within 30 days after the end of each calendar month.  The Company has cash discount allowances of $3.2 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively.  The Company’s accruals for cash discount allowances were $293,000 and $303,000 as of December 31, 2012 and 2011, respectively.

Allowance for Doubtful Accounts

A portion of the Company’s accounts receivable may not be collected due principally to customer disputes and sales returns. The Company provides reserves for these situations based on the evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not historically experienced losses related to credit risk.  The Company has recognized an allowance related to one customer of approximately $260,000 and $600,000 as of December 31, 2012, and December 31, 2011, respectively.  For the year ended December 31, 2012, the Company recorded a provision of $60,000 and write-offs of $400,000.  For the year ended December 31, 2011, the Company recorded a provision of $600,000 and did not record any write-offs.

Contingencies

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation expenses are expensed as incurred.

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

The following methods are used to estimate the fair value of Company’s financial instruments:

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

Earnings per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted stock.  In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the net income (loss) per share calculations for the year ended 2010 because the effect of including them would have been anti-dilutive.   See Note 7 for discussion on earnings per share.

Share-based Compensation

The Company has various share-based employee and non-employee compensation plans, which are described more fully in Note 6.

The Company accounts for stock options and restricted stock granted to employees and non-employees by recognizing the costs resulting from all share-based payment transactions in the consolidated financial statements at their fair values. The Company estimates the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model based on assumptions of expected volatility of its common stock, prevailing interest rates, an estimated foreiture rate, and the expected term of the stock options, and we recognize that cost as an expense ratably over the associated employee service period.

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

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or requiring adjustment to these financial statements.

 (3) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2012
US Treasury bonds	$291,209	$104	$(1)	$291,312
December 31, 2011
US Treasury bonds	$237,887	$72	$(6)	$237,953

The Company’s short-term and long-term investments consist of US Treasury bonds. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment would be charged to earnings for the difference between the investment’s cost and fair value at such date and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer’s ability to continue as a going concern. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of December 31, 2012.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash and cash equivalents, and amounted to $27.9 million and $38.3 million as of December 31, 2012 and 2011, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and long-term investments are greater than 1 year and up to 16 months.

(4) Property and Equipment

Property and equipment consisted of the following:

(In thousands)	December 31, 2012	December 31, 2011	Estimated useful lives used
Leasehold improvements	$10,167	$3,240	Remaining lease term
Computer equipment	8,651	5,859	2-3 years
Laboratory equipment	3,562	2,534	5 years
Furniture and fixtures	1,645	760	7 years
Capital in progress	1,810	1,093	2-3 years
	25,835	13,486
Less accumulated depreciation	(9,129)	(9,628)
	$16,706	$3,858

Depreciation and amortization expense on property and equipment was $2.7 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	December 31, 2012	December 31, 2011
Accrued inventory	$9,222	$2,464
Bonus payable	6,361	4,725
Ampyra and Zanaflex discount and allowances accruals	4,603	4,680
Commercial and marketing expense accruals	3,367	1,811
Research and development expense accruals	2,182	640
Sales force commissions and incentive payments payable	1,820	1,893
Royalties payable	1,680	1,977
Ampyra milestone	—	2,500
Other accrued expenses	6,523	3,459
	$35,758	$24,149

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

On January 12, 2006, the Company’s board of directors approved the adoption of the Acorda Therapeutics, Inc. 2006 Employee Incentive Plan (the 2006 Plan). This 2006 Plan serves as the successor to the Company’s 1999 Plan, as amended, and no further option grants or stock issuances shall be made under the 1999 Plan after the effective date, as determined under Section 14 of the 2006 Plan. All employees of the Company are eligible to participate in the 2006 Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The 2006 Plan also covers the issuance of restricted stock. The 2006 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options and restricted stock, determines the time or times at which options and restricted stock shall be granted under the 2006 Plan, determines the number of shares to be granted subject to any option or restricted stock under the 2006 Plan and the duration of each option and restricted stock, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. The number of shares of common stock reserved for issuance pursuant to awards made under the 2006 Plan as of December 31, 2012 is 9,954,385 shares of stock. The total number of shares of common stock available for issuance under this 2006 Plan, including shares of common stock subject to the then outstanding awards, shall automatically increase on January 1 of each year during the term of this plan, beginning 2007, by a number of shares of common stock equal to 4% of the outstanding shares of common stock on that date, unless otherwise determined by the Board of Directors. The Board approved the automatic increases of 4% for 2012, 2011, and 2010. Upon the exercise of options in the future, the Company intends to issue new shares.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2012	2011	2010
Employees and directors:
Estimated volatility	60.67%	62.80%	66.31%
Expected life in years	5.64	5.47	5.50
Risk free interest rate	1.16%	2.23%	2.57%
Dividend yield	—	—	—

The Company estimated volatility for purposes of computing compensation expense on its employee and non-employee options using the historic volatility of the Company’s stock price. The expected life used to estimate the fair value of employee options is 5.64 years which is based on the historical life of the Company’s options based on exercise data.

The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2012, 2011 and 2010 amounted to approximately $13.67, $13.02, and $19.29, respectively. No options were granted to non-employees for the years ended December 31, 2012, 2011 and 2010.

During the year ended December 31, 2012, the Company granted 1,612,037 stock options and restricted stock awards to employees and directors under the 2006 Plan. These stock options were issued with a weighted average exercise price of $25.69 per share. 500 of these options vested immediately, 71,372 of these options vest over a one-year vesting schedule and 1,219,982 will vest over a four-year vesting schedule. The 320,183 restricted stock awards granted in 2012 vest over a four-year vesting schedule. As a result of these grants the total compensation charge to be recognized over the service period is $24.4 million, of which $5.5 million was recognized during the year ended December 31, 2012.

Compensation costs for options and restricted stock granted to employees and directors amounted to $21.4 million, $19.3 million, and $17.8 million, for the years ended December 31, 2012, 2011 and 2010, respectively. There were no compensation costs capitalized in inventory balances. Compensation expense for options and restricted stock granted to employees and directors are classified between research and development, sales and marketing and general and administrative expense based on employee job function.

The following table summarizes share-based compensation expense included within our consolidated statements of operations:

	Year ended December 31,
(In thousands)	2012	2011	2010

Research and development	$5,122	$5,801	$5,247
Selling, general and administrative	16,296	13,502	12,530
Total	$21,418	$19,303	$17,777

A summary of share-based compensation activity for the year ended December 31, 2012 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at December 31, 2009	3,712	$15.25
Granted	1,136	32.49
Forfeited and expired	(116)	25.09
Exercised	(648)	13.00
Balance at December 31, 2010	4,084	20.13
Granted	1,239	23.52
Forfeited and expired	(201)	25.97
Exercised	(329)	12.06
Balance at December 31, 2011	4,793	21.31
Granted	1,292	25.69
Forfeited and expired	(166)	27.98
Exercised	(252)	17.24
Balance at December 31, 2012	5,667	$22.30	6.6	$24,937
Vested and expected to vest at December 31, 2012	5,609	$22.27	6.6	$24,892
Vested and exercisable at December 31, 2012	3,639	$20.35	5.5	$22,925

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2012 (In thousands)	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2012 (In thousands)	Weighted- average exercise price
$2.45-$16.88	989	2.38	$7.35	989	$7.35
$17.52-$21.97	917	5.97	20.25	810	20.14
$22.00-$24.39	1,352	7.48	22.35	704	22.33
$24.51-$29.92	1,433	8.64	26.55	453	26.96
$30.12-$37.48	976	7.38	33.05	683	5.23
	5,667	6.62	$22.30	3,639	$20.35

Restricted Stock Activity

Restricted Stock	Number of Shares (In thousands)
Nonvested at December 31, 2009	204
Granted	334
Vested	(196)
Forfeited	(18)
Nonvested at December 31, 2010	324
Granted	302
Vested	(221)
Forfeited	(28)
Nonvested at December 31, 2011	377
Granted	320
Vested	(224)
Forfeited	(15)
Nonvested at December 31, 2012	458

Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2012 totaled $36.0 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

(7) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

(In thousands, except per share data)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Basic and diluted
Net income (loss)	$154,958	$30,605	$(11,769)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	39,459	39,000	38,355
Plus: net effect of dilutive stock options and restricted common shares	873	1,064	—
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	40,332	40,064	38,355
Net income (loss) per share—basic	$3.93	$0.78	$(0.31)
Net income (loss) per share—diluted	$3.84	$0.76	$(0.31)

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Denominator
Stock options and restricted common shares	5,252	4,106	4,408
Convertible note	48	58	67

(8) Income Taxes

The income tax provision (benefit) is based on income before income taxes as follows:

(In thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Income (loss) before taxes	$24,268	$32,018	$(11,769)

The benefit from/(provision for) income taxes in 2012, 2011 and 2010 consists of current and deferred federal, state and foreign taxes as follows:

(In thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Current:
Federal	$(640)	$(912)	$—
State	(1,138)	(501)	—
Foreign	(574)	—	—
	(2,352)	(1,413)	—
Deferred:
Federal	119,247	—	—
State	13,795	—	—
Foreign	—	—	—
	133,042	—	—
Total benefit from/(provision for) income taxes	$130,690	$(1,413)	$—

In the fourth quarter of 2012, the Company reversed the valuation allowance recorded against its net deferred tax assets. The decision to reverse the valuation allowance in full was made after management determined, based on an assessment of historical profitability and forecasts of future taxable income, that it was more likely than not that these deferred tax assets would be realized. It will continue to evaluate the necessity for a valuation allowance on these and future net deferred tax assets based on available evidence at each reporting period in conformity with ASC 740.

Due to the amount of net operating loss (NOL) and tax credit carryforwards, the Company does not currently pay substantial U.S. federal income taxes. The Company expects to pay cash taxes in various US states and Puerto Rico where it has operations and NOL carryforwards are not available. The Company was subject to the alternative minimum tax during 2011 and 2012 and expects to be subject to cash payments for this in the near term. The payment of an alternative minimum tax amount generates a credit that may be carried forward indefinitely and used to offset our regular income tax liability.

The Company had available federal NOL carryforwards of approximately $205.1 million and $229.7 million and state NOL carryforwards of approximately $19.4 million and $34.0 million as of December 31, 2012 and 2011, respectively, which are available to offset future taxable income. A tax benefit of $8.6 million associated with the exercise of stock options will be recorded in additional paid-in capital when the associated net operating loss is recognized. The federal losses are expected to expire between 2023 and 2030 while the state losses are expected to expire during similar periods, although not all states conform to the federal carryforward period and occasionally limit the use of net operating losses for a period of time. The Company is no longer subject to federal or state income tax audits for tax years prior to 2007 however, such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 1999. The Company also has research and development credit carry-forwards of $4.4 million and $4.2 million as of December 31, 2012 and 2011, respectively are subject to expiration starting in 2029. The Company also has Alternative Minimum Tax credit carry-forwards of $1.8 million and $1.1 million as of December 31, 2012 and 2011, respectively.  Such credits can be carried forward indefinitely and have no expiration date.

The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. We have determined that these limiting provisions were triggered during a prior year and in the current year in connection with the Neuronex acquisition. However, we believe that such limitation is not expected to result in the expiration or loss of any of our federal NOL’s and income tax credit carryforwards. Future ownership changes may limit the use of these carryforwards.

The provision (benefit) for income taxes differs from the U.S. federal statutory tax rate. The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

(In thousands)	Year ended December 31, 2012	Year ended December 31, 2011		Year ended December 31, 2010

U.S. federal statutory tax rate	35.0%	35.0%		35.0%
State and local income taxes	2.4%	1.0%		—
Foreign income tax	1.5%	—		—
Stock option compensation	1.9%	1.2%		—
Stock option shortfall	5.6%	—		—
Neuronex acquisition	9.4%	—		—
Other nondeductible and permanent differences	3.3%	(12.4%	)	—
Provision (benefit) attributable to valuation allowance	(597.6%)	(20.4%)		(35%)
Effective income tax rate	(538.5%)	4.4%		—

Provisions have been made for deferred taxes based on the differences between the basis of the assets and liabilities for financial statement purposes and the basis of the assets and liabilities for tax purposes using currently enacted tax rates and regulations that will be in effect when the differences are expected to be recovered or settled. The components of the deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$64,121	$75,717
Tax credits	4,568	4,025
Deferred revenue	36,646	38,958
Stock based compensation	17,849	13,910
Other	14,756	15,518
Total deferred tax assets	137,940	148,128
Valuation allowance	—	(147,596)
Total deferred tax assets net of valuation allowance	137,940	532

Deferred tax liabilities:
Property, plant and equipment	(1,213)	(532)
Total deferred tax liabilities	(1,213)	(532)
Net deferred tax asset	$136,727	$—

(In thousands)	December 31, 2012	December 31, 2011
Current deferred tax assets, net:
Current deferred tax assets, net of deferred tax liabilities	$35,091	$30,310
Valuation allowance	—	(30,310)
Current deferred tax assets, net	35,091	—
Non-current deferred tax assets, net:
Non-current deferred tax assets, net of deferred tax liabilities	101,636	117,286
Valuation allowance	—	(117,286)
Non-current deferred tax assets, net	101,636	—
Net deferred tax asset	$136,727	$—

The Company follows authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

(In thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Beginning of period balance	$—	$—	$—
Increases for tax positions taken during a prior period	1,936	—	—
Decreases for tax positions taken during a prior period	—	—	—
Increases for tax positions taken during the current period	—	—	—
Reduction as a result of a lapse of statute of limitations	—	—	—
	$1,936	$—	$—

Due to the amount of the Company’s NOLs and tax credit carryforwards, it has not accrued interest relating to these unrecognized tax benefits. Accrued interest and penalties, however, would be disclosed within the related liabilities lines in the consolidated balance sheet and recorded as a component of income tax expense. Unless related to excess tax benefits from stock options, all of our unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company files federal and state income tax returns in the U.S. and Puerto Rico. The U.S. and Puerto Rico have statute of limitations ranging from 3 to 5 years. However, the statute of limitations could be extended due to the Company’s NOL carryforward position in a number of its jurisdictions. The tax authorities, generally, have the ability to review income tax returns for periods where the statute of limitation has previously expired and can subsequently adjust the NOL carryforward or tax credit amounts. Accordingly, the Company does not expect to reverse any portion of the unrecognized tax benefits within the next year.

(9) License, Research and Collaboration Agreements

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

Convertible Note

Under the Agreement, Alkermes also loaned to the Company an aggregate of $7.5 million pursuant to two convertible promissory notes. On December 23, 2005, Alkermes transferred these promissory notes to funds affiliated with Saints Capital. One promissory note in the amount of $5.0 million bears interest at a rate of 3% beginning on the first anniversary of the issuance of the note. The original unpaid principal was convertible into 67,476 shares of common stock. As of December 31, 2012 the unpaid principal was convertible into 48,197 shares of common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period beginning one year after the Company receives certain regulatory approval for the products to be developed, subject to limitations related to gross margin on product sales. The $5.0 million promissory note restricts the Company’s ability to incur indebtedness that is senior to the notes, subject to certain exceptions, including for the Company’s revenue interest assignment arrangement (See Note 13).

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

Rush-Presbyterian St. Luke’s Medical Center

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

The Company agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. The FDA approval of Ampyra triggered the final milestone of $750,000 which was paid during the three-months ended March 31, 2010.  As of December 31, 2010, all milestone obligations were met and the Company had made an aggregate of $850,000 in milestone payments under this agreement.  As of December 31, 2012, the Company made or accrued royalty payments totaling $13.0 million.

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $9.1 million in amortized license revenue, a portion of the $110.0 million received from Biogen Idec, and $634,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during each of the twelve-month periods ended December 31, 2012 and 2011.

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

As part of its ex-U.S. license agreement, Biogen Idec owes Acorda royalties based on ex-U.S. net sales, and milestones based on ex-U.S. regulatory approval, new indications, and ex-U.S. net sales.  These milestones included a $25 million payment for approval of the product in the European Union which was recorded and paid in the three month period ended September 30, 2011. Based on Acorda’s worldwide license and supply agreement with Alkermes, Alkermes received 7% of this milestone payment from Acorda during the same period.  For revenue recognition purposes, the Company has determined this milestone to be substantive in accordance with applicable accounting guidance related to milestone revenue.  Substantive uncertainty existed at the inception of the arrangement as to whether the milestone would be achieved because of the numerous variables, such as the high rate of failure inherent in the research and development of new products and the uncertainty involved with obtaining regulatory approval. Biogen Idec leveraged Acorda’s U.S. Ampyra study results that contributed to the regulatory approval process. Therefore, the milestone was achieved based in part on Acorda’s past performance.  The milestone was also reasonable relative to all deliverable and payment terms of the collaboration arrangement. Therefore, the payment was recognized in its entirety as revenue and the cost of the milestone revenue was recognized in its entirety as an expense during the three-month period ended September 30, 2011.

Cost of milestone and license revenue includes $634,000 in cost of license revenue for the twelve-month periods ended December 31, 2012 and 2011, which represents the amortized portion of the $7.7 million paid to Alkermes in 2009, for both of the twelve-month periods ended December 31, 2012 and 2011.  For the twelve-month period ended December 31, 2011 it also includes $1.8 million in cost of milestone revenue, which represents the 7% Alkermes portion of the $25 million milestone paid during the three-month period ended September 30, 2011.

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the twelve-month period ended December 31, 2012, the Company recognized royalty revenue of $7.2 million related to the gross margin of the Zanaflex Capsule authorized generic.  During the twelve-month period ended December 31, 2012, the Company also recognized revenue and a corresponding cost of sales of $3.1 million related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

Neuronex
In December 2012, the Company acquired Neuronex, Inc., a privately-held development stage pharmaceutical company (Neuronex).  Neuronex is developing Diazepam Nasal Spray under Section 505(b)(2) of the Food, Drug and Cosmetic Act as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity also known as cluster or acute repetitive seizures, or ARS.

Under the terms of the agreement, the Company made an upfront payment of $2.0 million in February 2012.  The Company also paid $1.5 million during the twelve month period ended December 31, 2012 pursuant to a commitment under the agreement to fund research to prepare for the Diazepam Nasal Spray pre-NDA meeting with the FDA.  In December 2012, the Company completed the acquisition by paying $6.8 million to former Neuronex shareholders less a $300,000 holdback provision to be settled in December 2013.

The former equity holders of Neuronex are entitled to receive from Acorda up to an additional $18 million in contingent earnout payments upon the achievement of specified regulatory and manufacturing-related milestones with respect to the Diazepam Nasal Spray product, and up to $105 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  The former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments, ranging from the upper single digits to lower double digits, on worldwide net sales of Diazepam Nasal Spray products.  These payments are payable on a country-by-country basis until the earlier to occur of ten years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the Agreement.

The patent and other intellectual property and other rights relating to the Diazepam Nasal Spray product are licensed from SK Biopharmaceuticals Co., Ltd. (SK).  Pursuant to the SK license, which granted worldwide rights to Neuronex, except certain specified Asian countries, the Company’s subsidiary Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to the Diazepam Nasal Spray product and up to $3 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.

The Company evaluated the transaction based upon the guidance of ASC 805, Business Combinations, and concluded that it will only acquire inputs and did not acquire any processes.  The Company will need to develop its own processes in order to produce an output. Therefore the Company accounted for the transaction as an asset acquisition and accordingly the $2.0 million upfront payment, $1.5 million in research funding and $6.8 million of closing consideration net of tangible net assets acquired of $3.7, million which were primarily the taxable amount of net operating loss carryforwards, were expensed as research and development expense during the twelve-month period ended December 31, 2012.

 (10) Employee Benefit Plan

Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. Effective January 1, 2007, the Company amended the plan to include an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. The Company’s expense related to the plan was $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(11) Commitments and Contingencies

Leases

The lease for the Company’s former corporate headquarters was scheduled to expire in December 2012.  In connection with the Company entering into a lease for a new headquarters facility in 2011, it exercised its right to accelerate the termination date to June 2012. In June 2011, the Company entered into a 15 year lease for an aggregate of approximately 138,000 square feet of laboratory and office space in Ardsley, New York.  The Company took possession of the new space in July 2012.  The Company has options to extend the term of the lease for three additional five-year periods, and it has an option to terminate the lease after 10 years subject to payment of an early termination fee.  Also, the Company has rights to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  Our extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that we not be in default under the lease.  The lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to our occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges.  The base rent is initially $3.4 million per year, and is subject to a 2.5% annual increase.

Future minimum commitments under all non-cancelable leases required subsequent to December 31, 2012 are as follows:

(In thousands)
2013	$3,443
2014	3,529
2015	3,617
2016	3,707
2017	3,800
Later years	22,194
$40,290

Rent expense under these operating leases during the years ended December 31, 2012, 2011 and 2010 was $3.5 million, $1.1 million, and $1.1 million, respectively.

License Agreements

Under the Company’s Ampyra license agreement with Alkermes, the Company is obligated to make milestone payments to Alkermes of up to $15.0 million over the life of the contract and royalty payments as a percentage of net product sales and the quantity of product shipped by Alkermes to Acorda. In addition, under the Company’s various other research, license and collaboration agreements with other parties, it is obligated to make milestone payments of up to an aggregate of approximately $192 million over the life of the contracts. The FDA approval of Ampyra triggered a milestone of $2.5 million to Alkermes that was paid during the quarter ended June 30, 2010. An additional milestone payment to Alkermes was paid during the quarter ended March 31, 2012 with an additional $2.5 million recorded as an intangible asset.  Further milestone amounts are payable in connection with additional indications.

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

Employment Agreements

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

The Company also has a change in control agreement with its Chief Medical Officer.  Under this agreement, if the Company terminates the employment of the Chief Medical Officer for reasons other than cause within twelve months following a change in control, or if the Chief Medical Officer terminates his employment for good reason within six months following a change in control, the Company must pay the Chief Medical Officer (i) a lump sum equal to the base salary the Chief Medical Officer would have received during the 24 month period immediately following the date of termination, plus (ii) a bonus equal to two times the Chief Medical Officer’s target cash bonus for the year of termination.  The Chief Medical Officer is also entitled to COBRA premium payments for the severance period.

Other

In August 2012, the Company received a letter from PRF alleging that it breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  The Company believes that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, the Company estimates that the incremental cost in excess of amounts already accrued to PRF at December 31, 2012 would be no more than approximately $2.5 million.

On December 2, 2011, Apotex filed suit against the Company in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that the Company engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition the Company filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, the Company moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that the Company filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following the Company’s filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed six of the seven counts in the amended complaint, including all of the antitrust claims in the amended complaint, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  The Company has filed a motion for reconsideration of the decision regarding the Lanham Act claim.  The Company intends to defend itself vigorously in the litigation.  However, the Company cannot be sure that it will prevail in its defense, as the outcome of litigation is inherently uncertain, and an adverse determination could harm it.

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible the Company is not able to estimate any ranges of losses as of December 31, 2012. Litigation expenses are expensed as incurred.

(12) Intangible Assets

Zanaflex

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

The Company had sued Apotex Corp. and Apotex Inc. (collectively, “Apotex”) for patent infringement related to Apotex Inc.’s submission of an ANDA to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In September 2011, the the U.S. District Court for the District of New Jersey ruled against the Company in that litigation. The Court held that the claims of U.S. Patent No. 6,455,557 covering use of multiparticulate tizanidine compositions are invalid as not enabled and not infringed by Apotex.  In June 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeals of the decision.  The Company believes that the intangible asset associated with Zanaflex Capsules was fully impaired based on estimated undiscounted cash flows and the associated fair value of this asset and therefore the Company recorded an asset impairment charge of approximately $13.0 million to write-off the remaining carrying value of this asset during the three-month period ended September 30, 2011 to cost of sales.

Ampyra

On January 22, 2010, the Company received marketing approval from the FDA for Ampyra triggering two milestone payments of $2.5 million to Alkermes, $750,000 to Rush-Presbyterian St. Luke’s Medical Center (Rush) and an additional $2.5 million payable to Alkermes two years from date of approval.  The Company made milestone payments totaling $3.25 million which were recorded as intangible assets in the consolidated financial statements during the three-month period ended March 31, 2010. An additional milestone payment to Alkermes was paid during the three-month period ended March 31, 2012 with an additional $2.5 million recorded as an intangible asset.

In April 2011 the Company announced the United States Patent and Trademark Office (USPTO) allowed U.S. Patent Application No. 11/010,828 entitled “Sustained Release Aminopyridine Composition.”  The claims of the patent application relate to methods to improve walking in patients with multiple sclerosis (MS) by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. The patent that issued from this application was accorded an initial patent term adjustment by the USPTO of 298 days, initially extending its term to early October 2025.  In August 2011 the USPTO issued the Company’s Patent Application No. 11/010,828 as U.S. Patent No. US 8,007,826 entitled “Sustained Release Aminopyridine Composition.”   The patent, which is listed in the FDA Orange Book, expires in May 2027. The estimated remaining useful life of this asset is presented in the table below.

In August 2003, the Company entered into an Amended and Restated License Agreement with the Canadian Spinal Research Organization (CSRO). Under this agreement, the Company was granted an exclusive and worldwide license under certain patent assets and know-how of CSRO relating to the use of dalfampridine in the reduction of chronic pain and spasticity in a spinal cord injured subject.  The agreement required the Company to pay to CSRO royalties based on a percentage of net sales of any product incorporating the licensed rights, including royalties on the sale of Ampyra and on the sale of dalfampridine for any other indication. During the three-month period ended March 31, 2010, the Company purchased CSRO’s rights to all royalty payments under the agreement with CSRO for $3.0 million.  This payment was recorded as an intangible asset in the consolidated financial statements. The estimated remaining useful life of this asset is presented in the table below.

Websites

Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and websites focused on the MS community.  In June 2012 the Company received an untitled letter from the FDA stating that one of its Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of and minimized important safety information associated with Ampyra.  In compliance with the untitled FDA letter, the Company discontinued use of the video, and in light of the FDA letter we also evaluated and discontinued the use of some other promotional materials.  Much of the promotional material was available on one of the Company’s websites and, as a result of its compliance with the FDA, portions of its website were permanently impaired. A charge of approximately $664,000 was recorded for this impairment and was recorded in selling, general and administrative expenses.

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. As of December 31, 2012, the Company does not believe that there are any facts or circumstances that would indicate a need for changing the estimated remaining useful life of the Company’s other intangible assets.

Intangible assets consisted of the following:

(In thousands)	December 31, 2012	December 31, 2011	Estimated remaining useful lives as of December 31, 2012
Zanaflex Capsule patents	$19,350	$19,350	0 years
Zanaflex trade name	2,150	2,150	0 years
Ampyra milestones	5,750	5,750	14 years
Ampyra CSRO royalty buyout	3,000	3,000	7 years
Website development costs	5,841	4,028	3 years
Website development costs – in process	712	42	3 years
	36,803	34,320
Less accumulated amortization	27,484	25,551
	$9,319	$8,769

The Company recorded $2.6 million and $16.2 million in amortization expense related to these intangible assets in the years ended December 31, 2012 and 2011, respectively.  The expense recorded in 2012 includes a $664,000 charge for a website impairment charge relating to the removal of promotional materials as requested by the FDA recorded during the three-month period ended December 31, 2012.  The expense recorded in 2011 includes $13.0 million for Zanaflex Capsule intangible asset impairment recorded during the three-month period ended September 30, 2011 due to the trial court decision of the Apotex patent infringement lawsuit.

Estimated future amortization expense for intangible assets subsequent to December 31, 2012 for the next five years is as follows:

(In thousands)
2013	$1,826
2014	1,573
2015	1,368
2016	588
2017	588
$5,943

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

In connection with the transaction, the Company recorded a liability, referred to as the revenue interest liability. The Company imputes interest expense associated with this liability using the effective interest rate method and records a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company recorded approximately $1.7 million, $3.4 million and $3.8 million in interest expense related to this agreement in 2012, 2011 and 2010, respectively. Through December 31, 2012, $45.7 million in payments have been made to PRF as a result of Zanaflex sales levels and milestones reached.

The agreement also contains put and call options whereby the Company may repurchase the revenue interest at its option or can be required by PRF to repurchase the revenue interest, contingent upon certain events. If the Company experiences a change of control, undergoes certain bankruptcy events, transfers any of their interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfers all or substantially all of its assets, or breaches certain of the covenants, representations or warranties made under the agreement, PRF has the right, which the Company refers to as PRF’s put option, to require the Company to repurchase the rights sold to PRF at the “put/call price” in effect on the date such right is exercised. If the Company experiences a change of control it has the right, which the Company refers to as the Company’s call option, to repurchase the rights sold to PRF at the “put/call price” in effect on the date such right is exercised. If the Company’s call option becomes exercisable as a result of this trigger, the Company will have a period of 180 days during which to exercise the option. The Company does not currently intend to exercise its call option if it becomes exercisable as a result of such a transaction but may reevaluate whether it would exercise the option during the 180-day period. The put/call price on a given date is the greater of (i) 150% of all payments made by PRF as of such date, less all payments received by PRF as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF as of such date, taking into account the amount and timing of all payments received by PRF as of such date. The Company has determined that PRF’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded a net liability of $329,000 as of December 31, 2012 related to the put/call option to reflect its current estimated fair value. This liability is revalued as needed to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. For the year ended December 31, 2012, a gain of $701,000 has been recorded as a result of the change in the fair value of the net put/call liability balance from December 31, 2011.

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

Recurring

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. During the three-month period ended June 30, 2012 the Company reclassified its US Treasury bonds in short-term and long-term investments from Level 1 to Level 2 assets.

(In thousands)	Level 1	Level 2	Level 3
2012
Assets Carried at Fair Value:
Cash equivalents	$27,932	$—	$—
Short-term investments	—	191,949	—
Long-term investments	—	99,363	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	329

2011
Assets Carried at Fair Value:
Cash equivalents	$38,340	$—	$—
Short-term investments	—	237,953	—
Long-term investments	—	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	1,030

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

(In thousands)	Year ended December 31, 2012	Year ended December 31, 2011
Put/call liability:
Balance, beginning of period	$1,030	$391
Total realized and unrealized (gains) losses included in selling, general and administrative expenses:	(701)	639
Balance, end of period	$329	$1,030

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

The put/call liability has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the security. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated Zanaflex revenue forecast and the likelihood of trigger events, the estimated fair value could be significantly higher or lower than the fair value we determined. The Company may be required to record losses in future periods, which may be significant.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

Our non-financial assets, such as intangible assets and property, plant and equipment are only recorded at fair value if an impairment charge is recognized. The tables below present non-financial assets that were measured and recorded at fair value on a nonrecurring basis and the total impairment losses recorded during 2012 and 2011.

(in thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses
	December 31,				December 31,
	2012	Level 1	Level 2	Level 3	2012
Websites	$2,292	$2,292	$—	$—	$664

Total impairment losses					$664

(in thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses
	December 31,				December 31,
	2011	Level 1	Level 2	Level 3	2011
Zanaflex intangible asset (1)	$—	$—	$—	$—	$13,038

Total impairment losses					$13,038

(1)	$962,000 in intangible amortization recorded during the nine-month period ended September 30, 2011.

Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and websites focused on the MS community. In June 2012 the Company received an untitled letter from the FDA stating that one of its Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of and minimized important safety information associated with Ampyra.  In compliance with the untitled FDA letter, the Company discontinued use of the video, and in light of the FDA letter we also evaluated and discontinued the use of some other promotional materials.  Much of the promotional material was available on one of the Company’s websites and, as a result of its compliance with the FDA request, portions of our website were permanently impaired. A charge of approximately $664,000 was recorded for this impairment.

The Company had sued Apotex Corp. and Apotex Inc. (collectively, “Apotex”) for patent infringement related to Apotex Inc.’s submission of an ANDA to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  On September 7, 2011, the Company announced that the U.S. District Court for the District of New Jersey had ruled against it in that litigation. The Court held that the claims of U.S. Patent No. 6,455,557 covering use of multiparticulate tizanidine compositions are invalid as not enabled and not infringed by Apotex.   Following the Company’s appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  The Company did not seek any further appeal of the decision.  The Company believes that the intangible asset associated with Zanaflex Capsules was fully impaired based on estimated undiscounted cash flows and the associated fair value of this asset and therefore the Company recorded an asset impairment charge of approximately $13.0 million to write-off the remaining carrying value of this asset during the three-month period ended September 30, 2011. See Note 12.

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

(15) Quarterly Consolidated Financial Data (unaudited)

(In thousands, except per share amounts)	2012
	March 31	June 30	September 30	December 31
Total net revenues	$71,248	$75,656	$77,437	$81,473
Gross profit	58,625	61,922	62,517	65,109
Net income —basic and diluted	7,846	4,545	9,594	132,973
Net income per share—basic	$0.20	$0.12	$0.24	$3.36
Net income per share—diluted	0.19	0.11	0.24	3.27

	2011
	March 31	June 30	September 30	December 31
Total net revenues	$61,286	$65,276	$93,031	$72,644
Gross profit	49,236	53,228	66,380	59,210
Net income (loss)—basic and diluted	(672)	(285)	18,867	12,694
Net income (loss) per share—basic	$(0.02)	$(0.01)	$0.48	$0.32
Net income (loss) per share—diluted	(0.02)	(0.01)	0.47	0.32

(b)  Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.  All exhibits incorporated herein by reference have been filed under the Company’s SEC File Number 000-50513.

Exhibit No.	Description

2.1*
Agreement and Plan of Merger, dated as of February 15, 2012, among the Registrant, ATI Development Corp., Neuronex, Inc., and Moise A. Khayrallah, Ph.D., solely as the Stockholders’ Representative as set forth therein.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2012.

3.1
Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, No. 333-138842, filed on November 20, 2006.

3.2	Bylaws of the Registrant, as amended on December 15, 2011. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.
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

10.6**	Forms of Equity Award Documents. Incorporated herein by reference to Exhibit 10.58 to Registrant’s Annual Report on Form 10-K filed on March 1, 2011.
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

10.10**
Amendment to August 11, 2002 Employment Agreement dated December 28, 2007, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K filed on March 14, 2008.

10.11**
Amendment to August 11, 2002 Employment Agreement dated June 21, 2011, by and between the Registrant and Ron Cohen.  Incorporated herein by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

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

10.14**
Amendment to December 19, 2005 Employment Agreement, dated November 7, 2011, by and between the Registrant and Andrew R. Blight.  Incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

10.15**
Employment Agreement, dated as of December 19, 2005, by and between the Registrant and David Lawrence. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.

10.16**
Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and David Lawrence. Incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2007.

10.17**
Amendment to December 19, 2005 Employment Agreement, dated November 7, 2011, by and between the Registrant and David Lawrence.  Incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

10.18**
Employment Agreement, dated as of December 19, 2005, by and between the Registrant and Jane Wasman. Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.

10.19**
Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and Jane Wasman. Incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2007.

10.20**
Amendment to December 19, 2005 Employment Agreement, dated November 7, 2011, by and between the Registrant and Jane Wasman.  Incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

10.21**
Employment Offer Letter, dated October 20, 2008, by and between the Registrant and Thomas C. Wessel.  Incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K filed on March 2, 2009.

10.22**
Consulting Agreement effective as of October 1, 2011, by and between the Registrant and Thomas C. Wessel.  Incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

10.23**
Separation Agreement and General Release dated November 21, 2011, by and between the Registrant and Thomas C. Wessel.  Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

Exhibit No.	Description

10.24**
Employment Offer Letter, dated January 22, 2010, by and between the Registrant and Lauren Sabella.  Incorporated herein by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010.

10.25**
Letter agreement dated November 7, 2011, by and between the Registrant and Lauren Sabella.  Incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

10.26**
Employment Offer Letter, dated August 18, 2011, by and between the Registrant and Enrique Carrazana.  Incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

10.27**
Letter agreement dated October 19, 2011, by and between the Registrant and Enrique Carrazana.  Incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

10.28**
Letter agreement dated September 4, 2012, by and between the Registrant and Enrique Carrazana.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.29
Lease, dated as of June 23, 2011, by and between the Registrant and BMR-Ardsley Park LLC.  Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.30
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

10.32
Revenue Interests Assignment Agreement, dated as of December 23, 2005, between the Registrant and King George Holdings Luxembourg IIA S.à.r.l., an affiliate of Paul Royalty Fund II, L.P. Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.

10.33
First Amendment to Revenue Interests Assignment Agreement and to Guaranty, dated November 28, 2006 by and among the Registrant, King George Holdings Luxembourg IIA S.à.r.1. and Paul Royalty Fund II, L.P. Incorporated herein by reference to Exhibit 10.45 to Registrant’s Current Report on Form 8-K filed on November 29, 2006.

10.34
License Agreement, dated September 8, 2000, by and between the Registrant and Mayo Foundation for Medical Education and Research. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.35*
Side Letter Agreement, dated June 1, 2005, by and between the Registrant and Mayo Foundation for Medical Education and Research. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.36
License Agreement, dated November 12, 2002, by and between the Registrant and CeNeS Pharmaceuticals, plc. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.37*
License Agreement, dated November 12, 2002, by and between the Registrant and CeNeS Pharmaceuticals, plc. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

Exhibit No.	Description

10.38*
Amendment #1 to the License Agreement, dated March 15, 2012, by and between the Registrant and Paion Holdings UK Ltd (formerly CeNeS Pharmaceuticals, plc). Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2012.

10.39
Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 20, 2011.

10.40*
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

10.42*
Payment Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian-St. Luke’s Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.43*
Amendment No. 1 to the Payment Agreement, dated as of October 27, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.44
Securities Amendment Agreement, dated September 26, 2003, by and among the Registrant, Elan Corporation plc and Elan International Services, Ltd. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.45
Amendment No. 1 Agreement and Sublicense Consent Between Elan Corporation, plc and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.46	Amendment No. 2 to Amended and Restated License Agreement and Supply Agreement between the Registrant and Alkermes Pharma Ireland Limited dated March 29, 2012.
10.47*
Development and Supplemental Agreement between Elan Pharma International Limited and the Registrant dated January 14, 2011.  Incorporated herein by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011.

10.48*
Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.54 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.49*
Supply Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.50*
Amended and Restated License Agreement, dated August 1, 2003, by and between the Registrant and Canadian Spinal Research Organization. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.51
License Agreement, dated September 26, 2003, by and between the Registrant and Rush-Presbyterian-St. Luke’s Medical Center. Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

Exhibit No.	Description

10.52*
Asset Purchase Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.53*
Zanaflex Supply Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharma International Limited. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.54*
Assignment and Assumption Agreement, dated as of July 21, 2004, by and among the Registrant, Elan Pharmaceuticals, Inc., and Novartis Pharma AG. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.55*
License Agreement, dated April 17, 1991, by and between Sandoz Pharma, now Novartis Pharma AG and Athena Neurosciences, Inc., now Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.56
Patent Assignment Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.57
Trademark License Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.58
Agreement Relating to Additional Trademark, dated as of July 2005, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.59
Domain Name Assignment Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.60
Bill of Sale and Assignment and Assumption Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.61*
License Agreement, dated February 3, 2003, by and between the Registrant and Cornell Research Foundation, Inc. Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.62
License Agreement, dated as of December 19, 2003, by and among the Registrant, Cambridge University Technical Services Limited, and King’s College London. Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 20, 2011.

10.63*
Amendment #1 to License Agreement among the Registrant, Cambridge Enterprise Limited (formerly Cambridge University Technical Services Limited), and Kings College London dated as of March 4, 2011.  Incorporated herein by reference to Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011.

10.64*
License Agreement, dated as of June 27, 2011, by and between the Registrant and Medtronic, Inc. and Warsaw Orthopedic, Inc.  Incorporated herein by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.65*	License Agreement dated as of July 6, 2010, between SK Biopharmaceuticals Co., Ltd. (formerly SK Holdings Co., Ltd.) and Neuronex, Inc.

Exhibit No.	Description

21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2013.

Acorda Therapeutics, Inc.

By:	/s/ Ron Cohen Ron Cohen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Cohen, M.D. Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ David Lawrence, M.B.A. David Lawrence, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013

/s/ Barry Greene Barry Greene	Director	February 28, 2013

/s/ Peder K. Jensen, M.D. Peder K. Jensen, M.D.	Director	February 28, 2013

/s/ John P. Kelley John P. Kelley	Director	February 28, 2013

/s/ Sandra Panem, Ph.D. Sandra Panem, Ph.D.	Director	February 28, 2013

/s/ Lorin J. Randall Lorin J. Randall	Director	February 28, 2013

/s/ Steven M. Rauscher, M.B.A. Steven M. Rauscher, M.B.A.	Director	February 28, 2013

/s/ Ian Smith Ian Smith	Director	February 28, 2013

EXHIBIT INDEX

Number	Description

10.46	Amendment No. 2 to Amended and Restated License Agreement and Supply Agreement between the Registrant and Alkmermes Pharma Ireland Limited dated March 29, 2012.
10.65*	License Agreement dated as of July 6, 2010, between SK Biopharmaceuticals Co., Ltd. (formerly SK Holdings Co., Ltd.) and Neuronex, Inc.
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
*
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Indicates management contract or compensatory plan or arrangement.
***	1. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”