Form 10-Q
period 2013-03-31
ACORDA THERAPEUTICS INC
filed 2013-05-10
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-50513

ACORDA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-3831168 (I.R.S. Employer Identification No.)

420 Saw Mill River Road, Ardsley, New York (Address of principal executive offices)	10502 (Zip Code)
(914) 347-4300
(Registrant’s telephone number,
including area code)

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 30, 2013
Common Stock, $0.001 par value per share	40,566,088 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including Diazepam Nasal Spray or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Diazepam Nasal Spray or other products under development; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition, including the impact of generic competition on Zanaflex Capsules revenues; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; failure to comply with regulatory requirements could result in adverse action by regulatory agencies; and the ability to obtain additional financing to support our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,687	$41,876
Restricted cash	34	380
Short-term investments	248,659	191,949
Trade accounts receivable, net of allowances of $587 and $555, as of March 31, 2013 and December 31, 2012, respectively	23,288	26,327
Prepaid expenses	7,606	6,936
Finished goods inventory held by the Company	27,850	20,176
Finished goods inventory held by others	736	781
Deferred tax asset	36,955	35,091
Other current assets	11,060	9,547
Total current assets	390,875	333,063
Long-term investments	41,559	99,363
Property and equipment, net of accumulated depreciation	16,936	16,706
Deferred tax asset	101,545	101,636
Intangible assets, net of accumulated amortization	9,446	9,319
Non-current portion of deferred cost of license revenue	4,649	4,808
Other assets	413	437
Total assets	$565,423	$565,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,077	$22,503
Accrued expenses and other current liabilities	31,786	35,758
Deferred product revenue—Zanaflex	29,620	29,275
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	1,180	1,134
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	96,864	98,871
Non-current portion of deferred license revenue	66,421	68,685
Put/call liability	247	329
Non-current portion of revenue interest liability	891	1,111
Non-current portion of convertible notes payable	3,133	4,244
Other non-current liabilities	6,228	6,171
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2013 and December 31, 2012; issued and outstanding 39,893,408 and 39,804,493 shares, including those held in treasury, as of March 31, 2013 and December 31, 2012, respectively	40	40
Treasury stock at cost (12,420 shares at March 31, 2013 and December 31, 2012)	(329)	(329)
Additional paid-in capital	647,507	640,671
Accumulated deficit	(255,662)	(254,523)
Accumulated other comprehensive income	83	62
Total stockholders’ equity	391,639	385,921
Total liabilities and stockholders’ equity	$565,423	$565,332

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)
(In thousands, except per share data)	Three-month period ended March 31, 2013	Three-month period ended March 31, 2012
Revenues:
Net product revenues	$64,084	$65,673
Royalty revenues	5,516	3,310
License revenue	2,265	2,265
Total net revenues	71,865	71,248

Costs and expenses:
Cost of sales	13,484	12,464
Cost of license revenue	159	159
Research and development	12,520	11,025
Selling, general and administrative	48,198	38,745
Total operating expenses	74,361	62,393
Operating (loss) income	(2,496)	8,855
Other expense (net):
Interest and amortization of debt discount expense	(591)	(766)
Interest income	173	129
Total other expense (net)	(418)	(637)
(Loss) income before taxes	(2,914)	8,218
Benefit from (provision for) income taxes	1,775	(372)
Net (loss) income	$(1,139)	$7,846

Net (loss) income per share—basic	$(0.03)	$0.20
Net (loss) income per share—diluted	$(0.03)	$0.19
Weighted average common shares outstanding used in computing net (loss) income per share—basic	39,832	39,340
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	39,832	40,407

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)
(In thousands)	Three-month period ended March 31, 2013	Three-month period ended March 31, 2012

Net (loss) income	$(1,139)	$7,846
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax	21	(100)
Other comprehensive income (loss), net of tax	21	(100)
Comprehensive (loss) income	$(1,118)	$7,746

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)
(In thousands)	Three-month period ended March 31, 2013	Three-month period ended March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(1,139)	$7,846
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	4,933	4,191
Amortization of net premiums and discounts on investments	586	1,507
Amortization of revenue interest issuance cost	16	30
Depreciation and amortization expense	1,400	912
Gain on put/call liability	(82)	(535)
Deferred tax benefit	(1,772)	—
Changes in assets and liabilities:
Decrease in accounts receivable	3,039	1,302
Increase in prepaid expenses and other current assets	(2,183)	(5,459)
Increase in inventory held by the Company	(7,674)	(357)
Decrease in inventory held by others	45	81
Decrease in non-current portion of deferred cost of license revenue	159	159
Decrease (increase) in other assets	8	(92)
Decrease in accounts payable, accrued expenses, other current liabilities	(3,510)	(6,144)
Increase in revenue interest liability interest payable	92	421
Decrease in non-current portion of deferred license revenue	(2,264)	(2,264)
Increase in other non-current liabilities	—	1,858
Increase (decrease) in deferred product revenue—Zanaflex	345	(444)
Decrease in restricted cash	346	—
Net cash (used in) provided by operating activities	(7,655)	3,012
Cash flows from investing activities:
Purchases of property and equipment	(1,060)	(3,104)
Purchases of intangible assets	(641)	(656)
Purchases of investments	(27,471)	(65,396)
Proceeds from maturities of investments	28,000	61,750
Net cash used in investing activities	(1,172)	(7,406)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	1,903	1,949
Repayments of revenue interest liability	(265)	(209)
Net cash provided by financing activities	1,638	1,740
Net decrease in cash and cash equivalents	(7,189)	(2,654)
Cash and cash equivalents at beginning of period	41,876	57,954
Cash and cash equivalents at end of period	$34,687	$55,300
Supplemental disclosure:
Cash paid for interest	466	304
Cash paid for taxes	731	165

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the “SEC”).

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

Investments

Both short-term and long-term investments consist of US Treasury bonds. The Company classifies marketable securities available to fund current operations as short-term investments in current assets on its consolidated balance sheets. Marketable securities are classified as long-term investments in long-term assets on the consolidated balance sheets if the Company has the ability and intent to hold them and such holding period is longer than one year. The Company classifies its short-term and long-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices.

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

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of gains and losses on available for sale securities and is recorded and presented net of income tax.

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail; Kaiser Permanente (Kaiser), which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which is the exclusive specialty pharmacy distributor for Ampyra to the U.S. Bureau of Prisons and the U.S. Department of Veterans Affairs (VA). Ampyra is not available in retail pharmacies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser, and the specialty distributor to the VA. The specialty pharmacy providers, Kaiser, and the specialty distributor to the VA are contractually obligated to hold no more than an agreed number of days of inventory, ranging from 10 to 30 days.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated rebates, discounts and returns. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, Kaiser and the specialty distributor to the VA, an adjustment is recorded for estimated rebates, discounts and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, discounts and returns are established based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.  Effective December 1, 2012, the Company no longer accepts returns of Ampyra with the exception of product damages that occur during shipping.

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

Milestones and royalties

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition. At the inception of a collaboration agreement the Company evaluates if payments are substantive.  The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement.  If these criteria are met then the contingent milestones can be considered substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

Recent Accounting Pronouncements

In February 2013, the FASB amended its guidance to require an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective prospectively for fiscal years beginning after December 15, 2012.  The Company adopted these new provisions for the quarter beginning January 1, 2013. As the guidance requires additional presentation only, there was no impact to the Company’s consolidated results of operations or financial position.

(3) Share-based Compensation

During the three-month periods ended March 31, 2013 and 2012, the Company recognized share-based compensation expense of $4.9 million and $4.2 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2013 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2013 and 2012 were approximately $15.41 and $14.15, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:
	For the three-month
	period ended March 31,
(In thousands)	2013	2012

Research and development	$1,151	$989
Selling, general and administrative	3,782	3,202
Total	$4,933	$4,191

A summary of share-based compensation activity for the three-month period ended March 31, 2013 is presented below:

Stock Option Activity
	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2013	5,667	$22.30
Granted	1,315	30.29
Cancelled	(20)	27.26
Exercised	(89)	21.50
Balance at March 31, 2013	6,873	$23.82	7.03	$57,595
Vested and expected to vest at March 31, 2013	6,778	$23.76	7.00	$57,245
Vested and exercisable at March 31, 2013	3,785	$20.66	5.38	$43,903

Restricted Stock Activity
(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2013	458
Granted	210
Vested	—
Forfeited	(1)
Nonvested at March 31, 2013	667

Unrecognized compensation cost for unvested stock options and restricted stock awards as of March 31, 2013 totaled $56.8 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

 (4) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2013 and 2012:
(In thousands, except per share data)	Three-month period ended March 31, 2013	Three-month period ended March 31, 2012
Basic and diluted
Net (loss) income	$(1,139)	$7,846
Weighted average common shares outstanding used in computing net (loss) income per share—basic	39,832	39,340
Plus: net effect of dilutive stock options and restricted common shares	—	1,067
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	39,832	40,407
Net (loss) income per share—basic	$(0.03)	$0.20
Net (loss) income per share—diluted	$(0.03)	$0.19

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

The following amounts were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:
(In thousands)	Three-month period ended March 31, 2013	Three-month period ended March 31, 2012
Denominator
Stock options and restricted common shares	7,540	5,189
Convertible note	39	48

 (5) Income Taxes

 For the three-month periods ended March 31, 2013 and 2012, the Company recorded a $1.8 million benefit from and a $372,000 provision for income taxes, respectively, based upon its estimated tax liability for the year. The benefit / provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended March 31, 2013 and 2012 were (60.9)% and 4.5%, respectively. The effective tax rate for the three-month period ended March 31, 2013 benefited from the Company's loss during the three-month period ending March 31, 2013. In addition, as a result of the January 2013 extension of the Federal research and development tax credit retroactive to January 2012 the Company recorded a benefit of $1.2 million for the estimated 2012 credit. During the three-month period ended March 31, 2013 the Company also settled an IRS examination of their corporate income tax returns for years ending December 31, 2009 through December 31, 2011.  The impact of the settlement partially offset the benefit recorded for the research and development tax credit.

The Company continues to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company's income taxes.

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and the Company’s Level 2 assets consist of high-quality government bonds and are valued using market prices on the active markets.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and Level 2 assets are valued using quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 3 liability represents our put/call liability related to the Paul Royalty Fund (PRF) transaction. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2013.
(In thousands)	Level 1	Level 2	Level 3
March 31, 2013
Assets Carried at Fair Value:
Cash equivalents	$16,294	$—	$—
Short-term investments	—	248,659	—
Long-term investments	—	41,559	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	247
December 31, 2012
Assets Carried at Fair Value:
Cash equivalents	$27,932	$—	$—
Short-term investments	—	191,949	—
Long-term investments	—	99,363	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	329

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

(In thousands)	Three-month period ended March 31, 2013	Three-month period ended March 31, 2012
Put/call liability:
Balance, beginning of period	$329	$1,030
Total realized and unrealized gains included in selling, general and administrative expenses:	(82)	(535)
Balance, end of period	$247	$495

The Company estimates the fair value of its put/call liability using a discounted cash flow valuation technique. Using this approach, historical and expected future cash flows are calculated over the expected life of the PRF agreement, are discounted, and then exercise scenario probabilities are applied. Some of the more significant assumptions made in the valuation include (i) the estimated Zanaflex revenue forecast and (ii) the likelihood of put/call exercise trigger events such as bankruptcy and change of control. The valuation is performed periodically when the significant assumptions change.  Realized gains and losses are included in selling, general and administrative expenses.

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

(7) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2013
US Treasury bonds	$290,081	$137	$—	$290,218
December 31, 2012
US Treasury bonds	291,209	104	(1)	291,312

The contractual maturities of short-term available-for-sale debt securities at March 31, 2013 and December 31, 2012 are greater than 3 months but less than 1 year. The contractual and intended maturities of long-term available-for-sale debt securities at March 31, 2013 and December 31, 2012 are greater than 1 year and up to 15 months. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of March 31, 2013.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $16.3 million and $27.9 million as of March 31, 2013 and December 31, 2012, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive (loss) income.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the three months ended March 31, 2013, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities	Total
Balance at December 31, 2012	$62	$62
Other comprehensive income before reclassifications:	21	21
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	21	21
Balance at March 31, 2013	$83	$83

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $2.3 million in license revenue, a portion of the $110.0 million received from Biogen Idec, and $159,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during the three-month periods ended March 31, 2013 and 2012.

On January 21, 2011 Biogen Idec announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) decided against approval of Fampyra to improve walking ability in adult patients with multiple sclerosis.  Biogen Idec, working closely with the Company, filed a formal appeal of the decision.  In May 2011, the CHMP recommended conditional marketing authorization, and in July 2011 Biogen Idec received conditional approval from the European Commission for, Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7). The Company currently estimates the recognition period to be approximately 12 years from the date of the Collaboration Agreement. As part of its ex-U.S. license agreement, Biogen Idec owes Acorda royalties based on ex-U.S. net sales, and milestones based on ex-U.S. regulatory approval, new indications, and ex-U.S. net sales.  These milestones included a $25 million payment for approval of the product in the European Union which was recorded and paid in the three month period ended March 31, 2012. Based on Acorda’s worldwide license and supply agreement with Alkermes, Alkermes received 7% of this milestone payment from Acorda during the same period.  For revenue recognition purposes, the Company determined this milestone to be substantive in accordance with applicable accounting guidance related to milestone revenue.  Substantive uncertainty existed at the inception of the arrangement as to whether the milestone would be achieved because of the numerous variables, such as the high rate of failure inherent in the research and development of new products and the uncertainty involved with obtaining regulatory approval. Biogen Idec leveraged Acorda’s U.S. Ampyra study results that contributed to the regulatory approval process. Therefore, the milestone was achieved based in part on Acorda’s past performance.  The milestone was also reasonable relative to all deliverable and payment terms of the collaboration arrangement. Therefore, the payment was recognized in its entirety as revenue and the cost of the milestone revenue was recognized in its entirety as an expense during the three-month period ended March 31, 2012.

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the three-month periods ended March 31, 2013 and 2012, the Company recognized royalty revenue of $2.6 million and $1.5 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the three-month periods ended March 31, 2013 and 2012, the Company also recognized revenue and a corresponding cost of sales of $493,000 and $1.1 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

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

(9) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2012. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible the Company is not able to estimate any ranges of losses as of March 31, 2013. Litigation expenses are expensed as incurred.

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $62.3 million for the three-months ended March 31, 2013 and $57.4 million for the three-months ended March 31, 2012.

More than 75,000 new patients have tried Ampyra therapy since the 2010 launch.  As of March 2013, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.

Ampyra is marketed in the United States through our own specialty sales force and commercial infrastructure. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Medical Science Liasons, Regional Reimbursement Directors, and Managed Markets Account Directors who provide information and assistance to payers and physicians on Ampyra, and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives.

Ampyra is distributed in the United States exclusively through:  a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which is the exclusive specialty pharmacy distributor for Ampyra to the U.S. Bureau of Prisons and the U.S. Department of Veterans Affairs, or VA.  All of these customers are contractually obligated to hold no more than an agreed number of days of inventory, ranging from 10 to 30 days.

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

Three of the largest national health plans in the U.S. – Aetna, United Healthcare and Cigna – have listed Ampyra in the lowest branded co-pay tier of their commercial preferred drug list or formulary.  This formulary status at all three health plans was renewed in 2012.  Approximately 75% of commercially insured individuals in the U.S. continue to have no or limited prior authorization requirements, or PA’s, for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  The access figure is calculated based on the number of pharmacy lives reported by commercial health plans.

License and Collaboration Agreement with Biogen Idec

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009.  Fampyra is commercially available in a number of European Union countries and in Canada, Australia, New Zealand and Israel, and Biogen Idec anticipates making Fampyra commercially available in additional markets in 2013, and anticipates regulatory approval in other countries.  We received a $25 million milestone payment from Biogen Idec in 2011, which was triggered by Biogen Idec’s receipt of conditional approval from the European Commission for Fampyra.  The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters.

Ampyra Patent Update

We have three issued patents listed in the Orange Book for Ampyra, as follows:

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

•
The third, which issued in January  2013, is U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.

In 2011, the European Patent Office, or EPO, granted the counterpart European patent to U.S. Patent No. 8,354,437 with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging this granted European patent.  We intend to vigorously defend the European patent, although the outcome of opposition proceedings is unpredictable.

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $1.3 million for the three-months ended March 31, 2013 and $7.2 million for the three-months ended March 31, 2012.  In 2012, Apotex Inc. commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.

Research & Development Programs

We are developing what we believe is one of the industry’s leading pipelines of novel neurological therapies.  We are developing Diazepam Nasal Spray, which we acquired in December 2012, for the treatment of certain epileptic seizures.  We are also studying dalfampridine extended release tablets to improve a range of functional impairments, in addition to walking disability, caused by MS, as well as its potential use in other neurological conditions, including cerebral palsy and post-stroke deficits.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function.  We are developing the clinical stage compounds AC105 for acute treatment of SCI, GGF2 for the treatment of heart failure, and rHIgM22, a remyelenating monoclonal antibody, for the treatment of MS.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and peripheral nerve injury.  Chondroitinase, an enzyme that encourages nerve plasticity in SCI, is in preclinical development.  We believe these programs for restoring neurologic and/or cardiac function have the potential to be first-in-class therapies, and may be applicable across a number of CNS disorders, including stroke and TBI, because many of the mechanisms of tissue damage and repair are similar.

In April 2013, we signed an agreement with NeurogesX, Inc. to purchase from it rights to two assets in the United States, Canada, Latin America and certain other markets excluding Europe.  The first asset is NGX-1998, a phase III ready product that we plan to evaluate for its potential to treat neuropathic pain, beginning with painful diabetic neuropathy.  The second is Qutenza, a patch approved for the treatment of postherpetic neuralgia.  The active ingredient in both NGX-1998 and Qutenza is capsaicin.  The closing of the transaction is still subject to NeurogesX shareholder approval and other customary closing conditions and contingencies.  The terms of the deal are consistent with our business strategy to in-license late-stage and commercial products that leverage our neurology expertise and infrastructure.

Diazepam Nasal Spray

In February 2012, we signed an agreement to acquire Neuronex, Inc., a privately-held pharmaceutical company developing a proprietary nasal spray formulation of diazepam as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity, also known as cluster or acute repetitive seizures, or ARS.  We completed the acquisition of Neuronex in December 2012.  Continuing with efforts commenced by Neuronex prior to the acquisition, pending additional clinical and manufacturing data, we plan to submit a 505(b)(2)-type New Drug Application, or NDA, for Diazepam Nasal Spray, to the FDA in 2013, with potential FDA approval and commercial launch in 2014. We anticipate that our current infrastructure can support sales and marketing of this product, and market planning is underway.  A 505(b)(2) application allows for an NDA that references medical literature and the FDA’s finding of safety and effectiveness for a previously approved drug product.  In March 2013 at the American Academy of Neurology annual meeting, we announced data from a Phase 1 study of Diazepam Nasal Spray that showed a single dose of 20 mg Diazepam Nasal Spray had comparable bioavailability to 20 mg of diazepam rectal gel.

Ampyra Development Programs

We believe there may be potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, we have conducted a Phase 2 proof-of-concept trial of dalfampridine extended release tablets in post-stroke deficits.  This study, which was initiated in 2012, explored the use of dalfampridine in patients who have experienced a stroke at least 6 months prior to enrollment and who have stabilized with chronic neurologic deficits, which may include impaired walking, motor and sensory function and manual dexterity.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial targeted motor impairments that remain after such recovery.  In April 2013, we announced that data from the proof-of-concept trial showed improved walking in people with post-stroke deficits.  We plan to proceed with a clinical development program for this indication.  Also, in December 2011, we initiated a Phase 2 proof-of-concept clinical study of dalfampridine in adults with cerebral palsy, or CP.  The first phase of this proof-of-concept study was a single-dose phase primarily to evaluate safety and tolerability prior to proceeding to a multi-dose cohort.  This 10-person, single dose phase of the study detected no safety signals that would prevent additional study of the drug in the treatment of CP.  After completing this first phase, we initiated the second phase a multi-dose study including 24 adults with CP, to evaluate both safety and efficacy.  In April 2013, we announced that efficacy from this study suggested potential treatment activity on measures of walking and hand strength, but that these data are still being analyzed to determine if they are sufficiently robust to warrant further clinical studies.  We plan to present data from both the post-stroke deficits and CP trials in appropriate medical forums following additional analysis of the data.  We also are providing grants for investigator-initiated studies looking for potential benefits on a range of functional deficits in MS and other neurological disorders.  We are also working with external partners on a once-daily formulation of Ampyra.

AC105

In June 2011, we entered into a License Agreement with Medtronic, Inc. and one of its affiliates, pursuant to which we acquired worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol (which we refer to as AC105).  Pursuant to the License Agreement, we paid Medtronic an upfront fee of $3 million and are obligated to pay up to an additional $32 million upon the achievement of specified regulatory and development milestones.  If we commercialize AC105, we will also be obligated to pay a single-digit royalty on sales. We plan to study AC105 as an acute treatment for patients who have suffered neurological trauma, such as SCI and TBI.  We submitted a Phase 2 clinical trial protocol for AC105 for acute treatment of SCI to the FDA for review.  The protocol has been reviewed by the FDA, and we are preparing to initiate the trial in the second half of 2013, pending results of additional preclinical studies.

Glial Growth Factor 2

We have completed a GGF2 Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In March 2013, we presented three-month data from this clinical trial in a platform presentation at the American College of Cardiology (ACC) annual meeting. These data showed a dose-related improvement in ejection fraction in addition to safety findings.  We have discussed the data with the FDA and have reached agreement on the outline of the next clinical study of GGF2 in heart failure, which we plan to initiate by the end of 2013.  This study will primarily investigate further the safety profile of GGF2 across a range of doses, and will continue to explore efficacy outcomes.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

Remyelinating Antibodies

We have an open IND application for one of the remyelinating antibodies, rHIgM22, for the treatment of MS.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory efficacy measures.

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

•
Research and development expenses in 2013 are expected to range from $60 million to $70 million, excluding share-based compensation charges.  Research and development expenses in 2013 related to Ampyra include proof-of-concept studies in CP and post-stroke deficits, and sponsorship of investigator-initiated studies. Additional expenses include clinical trials for AC105 and rHIgM22, continued development of Diazepam Nasal Spray and GGF2, as well as ongoing preclinical studies.  A substantial portion of the increase in research and development in 2013 over 2012 is related to Diazepam Nasal Spray expenses. This guidance excludes costs associated with the acquisition of NeurogesX, Inc. assets.

•
Selling, general and administrative expenses in 2013 are expected to range from $170 million to $180 million, excluding share-based compensation charges. SG&A expenses will be primarily driven by commercial and administrative costs related to Ampyra.  The majority of the increase in SG&A in 2013 over 2012 is related to Diazepam Nasal Spray expenses. This guidance excludes costs associated with the acquisition of NeurogesX, Inc. assets.

•	We expect to be cash flow positive in 2013. This guidance excludes costs associated with the acquisition of NeurogesX, Inc. assets.

The range of SG&A and R&D expenditures for 2013 are non-GAAP financial measures because they exclude share-based compensation charges and costs associated with the acquisition of NeurogesX, Inc. assets.  Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP.  However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock and expenses that do not arise from the ordinary course of our business.  We believe these non-GAAP financial measures help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance.  Also, our management uses these non-GAAP financial measures to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Development Pipeline Goals

Our planned goals and key initiatives with respect to our development pipeline in 2013 are as follows:

•	Pending additional clinical and manufacturing data, submit a 505(b)(2)-type New Drug Application for Diazepam Nasal Spray to the FDA in 2013, with potential FDA approval and commercial launch in 2014.

•
Further analyze  data from our Phase 2 proof-of-concept clinical trial of patients with post-stroke deficits to better understand the entirety of the results, and discuss a planned development program with the FDA.

•	Continue to assess data from our Phase 2 proof-of-concept trial in adults with CP to determine if the data are sufficiently robust to warrant further clinical studies.

•	Continue to progress our Phase 1 clinical trial of rHIgM22, which we initiated in April 2013.

•
Initiate our next clinical study of GGF2 in heart failure by the end of 2013, which will primarily investigate further the safety profile of GGF2 across a range of doses, and will continue to explore efficacy outcomes.

•	Initiate a Phase 2 clinical trial of AC105 for acute treatment of SCI in the second half of 2013, pending results from additional preclinical studies.

•	Continue funding of investigator-initiated studies of Ampyra in MS, focused on a range of functional deficits in MS and other neurological disorders.

Results of Operations

Three-Month Period Ended March 31, 2013 Compared to March 31, 2012

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $62.3 million as compared to $57.4 million for the three-month periods ended March 31, 2013 and 2012, respectively, an increase of $4.9 million, or 9%.  The net revenue increase was comprised of price increases and discount and allowance adjustments of $4.9 million. Effective January 2, 2013, we increased our sale price to our customers by 10.75%.

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

The net revenue for the three-month period ended March 31, 2013, decreased from net revenue of $72.4 million for the three-month period ended December 31, 2012.  We believe that the decrease in net revenue between the fourth quarter of 2012 and the first quarter of 2013 reflects certain recurring seasonal factors relating to the commencement of a new calendar year.  These factors include people switching insurance plans or pharmacy benefit providers at year-end.  Consequently, many patients have to re-establish eligibility during the first few months of the calendar year.  Also, when deductibles and the Medicare donut hole reset at the beginning of the calendar year, it can affect timely refills for consumers with financial constraints. In addition, as in previous years, there was some inventory build in the fourth quarter of 2012 that was destocked during the first quarter.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules during the three-month period ended March 31, 2013.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $1.3 million for the three-month period ended March 31, 2013, as compared to $7.2 million for the three-month period ended March 31, 2012. The decrease was due to the commercial launch of generic versions of tizanidine hydrochloride capsules in February 2012.  Net product revenues also include $493,000, which represents the sale of Zanaflex Capsules authorized generic product to Actavis for the three-month period ended March 31, 2012.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The decrease in net revenues was also the result of a disproportionate decrease in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended March 31, 2013 and 2012, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $2.9 million and $1.8 million in royalty revenue for the three-month periods ended March 31, 2013 and 2012, respectively related to ex-U.S. sales of Fampyra by Biogen Idec. In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. Biogen Idec launched Fampyra in Germany in August 2011. During the three-month period ended June 30, 2012, the government agency completed its comparative efficacy assessment of Fampyra indicating a range of pricing below Biogen Idec’s initial launch price, which was unregulated for the first 12 months after launch consistent with German law. The Company recognized royalty revenue during a portion of 2012 based on the lowest point of the initially indicated German pricing authority range.  Biogen Idec signed the pricing agreement during the three-month period ended March 31, 2013 and the Company recognized additional royalty revenue related to 2012, contributing to the increase in royalty revenue as compared to the three-month period ended March 31, 2013.

We also recognized $2.6 million and $1.5 million in royalty revenue for the three-month periods ended March 31, 2013 and 2012, respectively, related to the authorized generic sale of Zanaflex Capsules which started in February 2012.

Cost of Sales

Ampyra

We recorded cost of sales of $12.7 million for the three-month period ended March 31, 2013 as compared to $10.3 million for the three-month period ended March 31, 2012. Cost of sales for the three-month period ended March 31, 2013 consisted primarily of $10.9 million in inventory costs related to recognized revenues.  The cost of Ampyra inventory is based on a percentage of net product sales of the product in the quarter shipped to Acorda by Alkermes or our alternative manufacturer.  Cost of sales for the three-month period ended March 31, 2013 also consisted of $1.6 million in royalty fees based on net sales, $147,000 in amortization of intangible assets, and $22,000 in period costs related to freight and stability testing.

Cost of sales for the three-month period ended March 31, 2012 consisted primarily of $8.8 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended March 31, 2012 also consisted of $1.2 million in royalty fees based on net sales, $147,000 in amortization of intangible assets, and $56,000 in period costs related to freight and stability testing.

Zanaflex

We recorded cost of sales of $331,000 for the three-month period ended March 31, 2013 as compared to $1.2 million for the three-month period ended March 31, 2012. Cost of sales for the three-month period ended March 31, 2013 consisted of $193,000 in inventory costs primarily related to recognized revenues, $98,000 in royalty fees based on net product shipments, and $40,000 in period costs related to packaging, freight and stability testing. Cost of sales also includes $493,000, which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended March 31, 2013.

Cost of sales for the three-month period ended March 31, 2012 included $628,000 in inventory costs related to recognized revenues, $449,000 in royalty fees based on net product shipments, and $12,000 in period costs related to packaging, freight, and stability testing.  Payments to and interest expense related to the PRF transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Cost of License Revenue

We recorded cost of license revenue of $159,000 and $159,000 for the three-month periods ended March 31, 2013 and 2012, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes plc (Alkermes), formerly Elan Corporation, plc (Elan) in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended March 31, 2013 were $12.5 million as compared to $11.0 million for the three-month period ended March 31, 2012, an increase of approximately $1.5 million, or 14%. The increase was primarily due to an increase in overall research and development staff, compensation and related expenses of $1.7 million to support the various research and development initiatives.  The increase was also due to an increase of $207,000 in our life cycle management program for Ampyra, a $660,000 increase in Phase 1 GGF2 preclinical and clinical trial expenses, a $370,000 increase in technical operations costs associated with our various pipeline initiatives (exclusive of Neuronex expenses), an increase of $340,000 in regulatory costs associated with our various pipeline initiatives, and an increase of $250,000 in preclinical expenses for the remyelinating antibodies program (rHIgM22).  The increases in research and development expenses for the three-month period ended March 31, 2013 were partially offset by a decrease of $1.8 million in Neuronex related expenses attributable to a $2.5 million charge per the terms of the agreement we entered into with Neuronex during the first quarter of 2012, offset by $710,000 in current year research and development expenses related to Diazepam Nasal Spray.  The increases in research and development expenses for the three-month period ended March 31, 2013 were further offset by a decrease of $245,000 related to AC105.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2013 were $29.5 million compared to $25.1 million for the three-month period ended March 31, 2012, an increase of approximately $4.4 million, or 18%.  The increase was attributable to an increase in overall compensation, benefits, and other selling expenses attributable to Ampyra of $2.3 million. The increase was also related to an increase in overall marketing, selling, distribution, and market research expenses for Ampyra of $1.4 million as well as an increase of $864,000 for pre-launch activities associated with the possible commercialization of  Diazepam Nasal Spray, if approved.  These increases were partially offset by a decrease in sales and marketing expenses for Zanaflex Capsules of $134,000 due to the introduction of generic competition in the marketplace.

General and administrative expenses for the three-month period ended March 31, 2013 were $18.7 million compared to $13.7 million for the three-month period ended March 31, 2012, an increase of approximately $5.0 million, or 37%. This increase was the result of an increase of $2.6 million for staff and compensation expenses and other expenses related to supporting the growth of the organization, an increase in medical affairs expenses including educational programs of $545,000, an increase in business development expenses of $592,000 and an increase of $380,000 in safety and surveillance expenses.  It also included a gain on our put/call liability related to the PRF revenue interest agreement due to the introduction of generic competition in the marketplace for Zanaflex Capsules of $453,000.

Other Expense

Other expense was $418,000 for the three-month period ended March 31, 2013 compared to $637,000 for the three-month period ended March 31, 2012, a decrease of approximately $219,000, or 34%. The decrease was due to a decrease in interest expense of $176,000 principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales.

Benefit from (Provision for) Income Taxes

For the three-month periods ended March 31, 2013 and 2012, we recorded a $1.8 million benefit from and a $372,000 provision for income taxes, respectively, based upon our estimated tax liability for the year. The benefit / provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the three-month periods ended March 31, 2013 and 2012 were (60.9)% and 4.5%, respectively. The effective tax rate for the three-month period ended March 31, 2013 benefited from the Company's loss during the three-month period ending March 31, 2013. In addition, as a result of the January 2013 extension of the Federal research and development tax credit retroactive to January 2012 we recorded a benefit of $1.2 million for the estimated 2012 credit.  During the three-month period ended March 31, 2013 the Company also settled an IRS examination of their corporate income tax returns for years ending December 31, 2009 through December 31, 2011.  The impact of the settlement partially offset the benefit recorded for the research and development tax credit.

We continue to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company's income taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, payments received under our collaboration and licensing agreements, sales of

Ampyra and Zanaflex Capsules, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

We were cash flow positive in 2012 and, at March 31, 2013, we had $324.9 million of cash, cash equivalents and short-term and long-term investments, compared to $333.2 million at December 31, 2012.  We expect to be cash flow positive in 2013. Any investments classified as long-term had maturity dates of no later than May 31, 2014. We believe that we have sufficient cash, cash equivalents, short-term and long-term investments on hand, in addition to cash expected to be generated from operations, to fund our 2013 business plan, including our currently anticipated development pipeline activities in 2013.

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

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.  As of March 31, 2013, $4.3 million of these promissory notes was outstanding, which amount includes accrued interest. The third of seven annual payments on this note was due and paid on the three year anniversary of Ampyra approval on January 22, 2013 and will continue to be paid annually until paid in full.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of March 31, 2013, referred to as the revenue interest liability, of approximately $2.1 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of $247,000 as of March 31, 2013 related to the put/call option to reflect its current estimated fair value. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  We believe that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, we estimate that the incremental cost to the Company in excess of amounts already accrued to PRF at March 31, 2013 would be no more than approximately $2.5 million.

Investment Activities

At March 31, 2013, cash, cash equivalents, short-term and long-term investments were approximately $324.9 million, as compared to $333.2 million at December 31, 2012. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of March 31, 2013, our cash and cash equivalents were $34.7 million, as compared to $41.9 million as of December 31, 2012. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $248.7 million as of March 31, 2013, as compared to $191.9 million as of December 31, 2012. Our long-term investments consist of US Treasury bonds with original maturities greater than one year. The balance of these investments was $41.6 million as of March 31, 2013, as compared to $99.4 million as of December 31, 2012.

Net Cash (Used in) / Provided by Operations

Net cash used in operations was $7.7 million for the three-month period ending March 31, 2013 while $3.0 million was provided for the three-month period ended March 31, 2012. Cash used in operations for the three-month period ended March 31, 2013 was primarily due to a decrease in working capital items of $9.5 million attributable to an increase in inventory held by the company and payment of accrued and prepaid items partially offset by a decrease in accounts receivable.  Cash used in operations was also attributable to a decrease in non-current portion of deferred license revenue of $2.3 million, a deferred tax benefit of $1.8 million, and a net loss of $1.1 million principally resulting from an overall increase in operating expenses. Cash used in operations was partially offset by a non-cash share-based compensation expense of $4.9 million, amortization of net premiums and discounts on investments of $590,000 and depreciation and amortization of $1.4 million.

Cash provided by operations for the three-month period ended March 31, 2012 was primarily attributable to net income of $7.8 million principally resulting from license and royalty revenues, a non-cash share-based compensation expense of $4.2 million, amortization of net premiums and discounts on investments of $1.5 million, a decrease in accounts receivable of $1.3 million, and depreciation and amortization of $912,000.  Cash provided by operations was partially offset by a net decrease of $9.7 million due to changes in working capital items primarily due to the payment of 2011 accrued expenses and prepaid items during the three-month period ended March 31, 2012 and a decrease in deferred product revenue of $444,000.  These working capital decreases were partially offset by an increase in other current liabilities of $1.8 million related to the build out of our corporate headquarters in Ardsley, New York, plus an increase in our revenue interest liability related to PRF of $421,000.  The offset to cash provided by operations was also attributable to a decrease in non-current portion of deferred license revenue of $2.3 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009, a decrease in the loss on our put/call liability of $535,000, and an increase in inventory held by the Company.

Net Cash Used in Investing

Net cash used in investing activities for the three-month period ended March 31, 2013 was $1.2 million, primarily due to $27.5 million in purchases of investments, purchases of property and equipment of $1.1 million, and purchases of intangible assets of $641,000 , partially offset by $28.0 million in proceeds from maturities and sales of investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2013 was $1.6 million, primarily due to $1.9 million in net proceeds from the issuance of common stock and exercise of stock options partially offset by $265,000 in repayments to PRF.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the three-month period ended March 31, 2013, commitments related to the purchase of inventory consistent with our normal course of business increased as compared to December 31, 2012. As of March 31, 2013, we have inventory-related purchase commitments totaling approximately $18.8 million.

Under certain license agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain license agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. As of March 31, 2013, we have committed to make potential future milestone payments to third parties of up to approximately $202 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2013, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, our critical accounting policies have not changed materially from December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at March 31, 2013.

We have cash equivalents, short-term and long-term investments at March 31, 2013, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term and long-term investments approximate their fair value at March 31, 2013. Our investments designated as long-term as of March 31, 2013 had maturity dates no later than May 31, 2014.  At March 31, 2013, we held $324.9 million in cash, cash equivalents, short-term and long-term investments which had an average interest rate of approximately 0.05%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2013, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeals of the decision.  On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed five of the six counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  The case is now proceeding, and the Company intends to defend itself vigorously in the litigation.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

Exhibit No.	Description
10.1
Amendment No. 3 to the Amended and Restated License Agreement and the Supply Agreement, dated February 14, 2013, between the Registrant and Alkermes Pharma Ireland Limited (as successor in interest to Elan Corporation, plc).

10.2*	Addendum Number 3 to Collaboration and License Agreement and to Supply Agreement, dated February 14, 2013, between the Registrant and Biogen Idec International GmbH.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: May 10, 2013		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ David Lawrence
Date: May 10, 2013		David Lawrence, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1
Amendment No. 3 to the Amended and Restated License Agreement and the Supply Agreement, dated February 14, 2013, between the Registrant and Alkermes Pharma Ireland Limited (as successor in interest to Elan Corporation, plc).

10.2*	Addendum Number 3 to Collaboration and License Agreement and to Supply Agreement, dated February 14, 2013, between the Registrant and Biogen Idec International GmbH.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”