Form 10-Q
period 2013-06-30
ACORDA THERAPEUTICS INC
filed 2013-08-08
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.001 par value per share	40,693,518 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including Diazepam Nasal Spray or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Diazepam Nasal Spray or other products under development; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition, including the impact of generic competition on Zanaflex Capsules revenues; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; failure to comply with regulatory requirements could result in adverse action by regulatory agencies; and the ability to obtain additional financing to support our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including in Part II, Item 1A of this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I
Item 1.  Financial Statements
ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,702	$41,876
Restricted cash	41	380
Short-term investments	260,627	191,949
Trade accounts receivable, net of allowances of $642 and $555, as of June 30, 2013 and December 31, 2012, respectively	27,055	26,327
Prepaid expenses	7,096	6,936
Finished goods inventory held by the Company	30,996	20,176
Finished goods inventory held by others	694	781
Deferred tax asset	32,935	35,091
Other current assets	10,759	9,547
Total current assets	412,905	333,063
Long-term investments	29,050	99,363
Property and equipment, net of accumulated depreciation	17,740	16,706
Deferred tax asset	101,453	101,636
Intangible assets, net of accumulated amortization	9,875	9,319
Non-current portion of deferred cost of license revenue	4,491	4,808
Other assets	392	437
Total assets	$575,906	$565,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,189	$22,503
Accrued expenses and other current liabilities	34,211	35,758
Deferred product revenue—Zanaflex	30,085	29,275
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	1,174	1,134
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	96,860	98,871
Non-current portion of deferred license revenue	64,156	68,685
Put/call liability	—	329
Non-current portion of revenue interest liability	753	1,111
Non-current portion of convertible notes payable	3,165	4,244
Other non-current liabilities	6,174	6,171
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2013 and December 31, 2012; issued and outstanding 40,042,117 and 39,804,493 shares, including those held in treasury, as of June 30, 2013 and December 31, 2012, respectively	40	40
Treasury stock at cost (12,420 shares at June 30, 2013 and December 31, 2012)	(329)	(329)
Additional paid-in capital	656,784	640,671
Accumulated deficit	(251,751)	(254,523)
Accumulated other comprehensive income	54	62
Total stockholders’ equity	404,798	385,921
Total liabilities and stockholders’ equity	$575,906	$565,332

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2013	Three-month period ended June 30, 2012	Six-month period ended June 30, 2013	Six-month period ended June 30, 2012
Revenues:
Net product revenues	$80,125	$69,112	$144,209	$134,785
Royalty revenues	4,664	4,280	10,180	7,590
License revenue	2,264	2,264	4,529	4,529
Total net revenues	87,053	75,656	158,918	146,904

Costs and expenses:
Cost of sales	16,935	13,576	30,418	26,040
Cost of license revenue	159	158	317	317
Research and development	13,216	12,634	25,736	23,659
Selling, general and administrative	48,003	44,230	96,202	82,975
Total operating expenses	78,313	70,598	152,673	132,991
Operating income	8,740	5,058	6,245	13,913
Other expense (net):
Interest and amortization of debt discount expense	(749)	(356)	(1,340)	(1,122)
Interest income	166	123	339	252
Total other expense (net)	(583)	(233)	(1,001)	(870)
Income before taxes	8,157	4,825	5,244	13,043
Provision for income taxes	(4,247)	(280)	(2,472)	(652)
Net income	$3,910	$4,545	$2,772	$12,391

Net income per share—basic	$0.10	$0.12	$0.07	$0.31
Net income per share—diluted	$0.09	$0.11	$0.07	$0.31
Weighted average common shares outstanding used in computing net income per share—basic	39,960	39,433	39,896	39,387
Weighted average common shares outstanding used in computing net income per share—diluted	41,583	40,099	41,311	40,253

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Three-month period ended June 30, 2013	Three-month period ended June 30, 2012	Six-month period ended June 30, 2013	Six-month period ended June 30, 2012

Net income	$3,910	$4,545	$2,772	$12,391
Other comprehensive income (loss):
Unrealized losses on available for sale securities, net of tax	(29)	(5)	(8)	(105)
Other comprehensive income (loss), net of tax	(29)	(5)	(8)	(105)
Comprehensive income	$3,881	$4,540	$2,764	$12,286

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2013	Six-month period ended June 30, 2012
Cash flows from operating activities:
Net income	$2,772	$12,391
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	11,471	9,784
Amortization of net premiums and discounts on investments	1,169	2,736
Amortization of revenue interest issuance cost	28	45
Depreciation and amortization expense	2,912	1,952
Gain on put/call liability	(329)	(519)
Deferred tax provision	2,339	—
Changes in assets and liabilities:
Increase in accounts receivable	(728)	(779)
Increase in prepaid expenses and other current assets	(1,371)	(4,543)
Increase in inventory held by the Company	(10,820)	(1,238)
Decrease in inventory held by others	87	207
Decrease in non-current portion of deferred cost of license revenue	317	317
Decrease (increase) in other assets	17	(96)
(Decrease) increase in accounts payable, accrued expenses, other current liabilities	(3,942)	1,331
Increase in revenue interest liability interest payable	216	428
Decrease in non-current portion of deferred license revenue	(4,528)	(4,528)
Decrease in other non-current liabilities	(107)	(517)
Decrease (increase) in deferred product revenue—Zanaflex	811	(1,608)
Decrease in restricted cash	339	—
Net cash provided by operating activities	653	15,363
Cash flows from investing activities:
Purchases of property and equipment	(2,728)	(6,418)
Purchases of intangible assets	(1,664)	(938)
Purchases of investments	(59,541)	(137,889)
Proceeds from maturities of investments	60,000	134,750
Net cash used in investing activities	(3,933)	(10,495)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	4,640	2,371
Repayments of revenue interest liability	(534)	(476)
Net cash provided by financing activities	4,106	1,895
Net increase in cash and cash equivalents	826	6,763
Cash and cash equivalents at beginning of period	41,876	57,954
Cash and cash equivalents at end of period	$42,702	$64,717
Supplemental disclosure:
Cash paid for interest	1,059	614
Cash paid for taxes	1,337	793

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which is the exclusive specialty pharmacy distributor for Ampyra to the U.S. Bureau of Prisons and the U.S. Department of Veterans Affairs (VA). Ampyra is not available in retail pharmacies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser Permanente, and the specialty distributor to the VA. The specialty pharmacy providers, Kaiser Permanente, and the specialty distributor to the VA are contractually obligated to hold no more than an agreed number of days of inventory, ranging from 10 to 30 days.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated rebates, discounts and returns. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, Kaiser Permanente and the specialty distributor to the VA, an adjustment is recorded for estimated rebates, discounts and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, discounts and returns are established based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.  Effective December 1, 2012, the Company no longer accepts returns of Ampyra with the exception of product damages that occur during shipping.

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

Concentration of Credit Risk

The Company’s principal direct customers as of June 30, 2013 were a network of specialty pharmacies, Kaiser Permanente, and the specialty distributor to the VA for Ampyra and wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s revenue in 2013 and 2012, and three customers in 2011.  Four customers individually accounted for more than 10% of the Company’s accounts receivable as of June 30, 2013 and  December 31, 2012. The Company’s net product revenues are generated in the United States.

Segment and Geographic Information

The Company is managed and operated as one business which is focused on the identification, development and commercialization of novel therapies that improve neurological function in people with MS, SCI and other disorders of the central nervous system. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location.  Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported to date are derived from the sales of Ampyra and Zanaflex in the United States.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no additional subsequent events requiring disclosure in or requiring adjustment to these financial statements other than that disclosed in Note 10 below.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (ASU 2013-11), an amendment to ASC 740, Income Taxes. ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact that adoption will have on the determination or reporting of its financial results.

(3) Share-based Compensation

During the three-month periods ended June 30, 2013 and 2012, the Company recognized share-based compensation expense of $6.5 million and $5.6 million, respectively. During the six-month periods ended June 30, 2013 and 2012, the Company recognized share-based compensation expense of $11.5 million and $9.8 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2013 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2013 and 2012 were approximately $16.81 and $12.13, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2013 and 2012 were approximately $15.56 and $13.79, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month		For the six-month
	period ended June 30,		period ended June 30,
(In millions)	2013	2012	2013	2012

Research and development	$1.5	$1.3	$2.7	$2.3
Selling, general and administrative	5.0	4.3	8.8	7.5
Total	$6.5	$5.6	$11.5	$9.8

A summary of share-based compensation activity for the six-month period ended June 30, 2013 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2013	5,667	$22.30
Granted	1,466	30.64
Cancelled	(109)	27.47
Exercised	(215)	21.54
Balance at June 30, 2013	6,809	$24.03	6.8	$61,803
Vested and expected to vest at June 30, 2013	6,730	$23.98	6.7	$61,468
Vested and exercisable at June 30, 2013	3,967	$21.14	5.2	$47,562

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2013	458
Granted	209
Vested	(22)
Forfeited	(21)
Nonvested at June 30, 2013	624

Unrecognized compensation cost for unvested stock options and restricted stock awards as of June 30, 2013 totaled $51.3 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

 (4) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2013 and 2012:

(In thousands, except per share data)	Three-month period ended June 30, 2013	Three-month period ended June 30, 2012	Six-month period ended June 30, 2013	Six-month period ended June 30, 2012
Basic and diluted
Net income	$3,910	$4,545	$2,772	$12,391
Weighted average common shares outstanding used in computing net income per share—basic	39,960	39,433	39,896	39,387
Plus: net effect of dilutive stock options and restricted common shares	1,623	666	1,415	866
Weighted average common shares outstanding used in computing net income per share—diluted	41,583	40,099	41,311	40,253
Net income per share—basic	$0.10	$0.12	$0.07	$0.31
Net income per share—diluted	$0.09	$0.11	$0.07	$0.31

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2013	Three-month period ended June 30, 2012	Six-month period ended June 30, 2013	Six-month period ended June 30, 2012
Denominator
Stock options and restricted common shares	1,762	4,269	3,139	3,759
Convertible note	39	48	39	48

 (5) Income Taxes

For the three-month periods ended June 30, 2013 and 2012, the Company recorded a $4.2 million and $280,000 provision for income taxes, respectively, based upon its estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended June 30, 2013 and 2012 were 52.1% and 5.8%, respectively.  For the six-month periods ended June 30, 2013 and 2012, the Company recorded a $2.5 million and $651,000 provision for income taxes, respectively, based upon its estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the six-month periods ended June 30, 2013 and 2012 were 47.1% and 5.0%, respectively. As a result of the January 2013 extension of the Federal research and development tax credit retroactive to January 2012 the Company recorded a benefit of $1.2 million for the estimated 2012 credit. During the six-month period ended June 30, 2013 the Company also settled an IRS examination of their corporate income tax returns for years ending December 31, 2009 through December 31, 2011.  The impact of the settlement partially offset the benefit recorded for the research and development tax credit.

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

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and the Company’s Level 2 assets consist of high-quality government bonds and are valued using market prices on the active markets.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and Level 2 assets are valued using quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 3 liability represents our put/call liability related to the Paul Royalty Fund (PRF) transaction. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2013.

(In thousands)	Level 1	Level 2	Level 3
June 30, 2013
Assets Carried at Fair Value:
Cash equivalents	$17,779	$—	$—
Short-term investments	—	260,627	—
Long-term investments	—	29,050	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	—

December 31, 2012
Assets Carried at Fair Value:
Cash equivalents	$27,932	$—	$—
Short-term investments	—	191,949	—
Long-term investments	—	99,363	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	329

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

(In thousands)	Three-month period ended June 30, 2013	Three-month period ended June 30, 2012	Six-month period ended June 30, 2013	Six-month period ended June 30, 2012
Put/call liability:
Balance, beginning of period	$247	$495	$329	$1,030
Total realized and unrealized gains included in selling, general and administrative expenses:	(247)	16	(329)	(519)
Balance, end of period	$—	$511	$—	$511

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

(7) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2013
US Treasury bonds	$289,586	$103	$(12)	$289,677
December 31, 2012
US Treasury bonds	291,209	104	(1)	291,312

The contractual maturities of short-term available-for-sale debt securities at June 30, 2013 and December 31, 2012 are greater than 3 months but less than 1 year. The contractual and intended maturities of long-term available-for-sale debt securities at June 30, 2013 and December 31, 2012 are greater than 1 year and up to 16 months. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of June 30, 2013.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $17.8 million and $27.9 million as of June 30, 2013 and December 31, 2012, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive (loss) income.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the six months ended June 30, 2013, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities	Total
Balance at December 31, 2012	$62	$62
Other comprehensive income before reclassifications:	(8)	(8)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	(8)	(8)
Balance at June 30, 2013	$54	$54

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

Under the Collaboration Agreement, the Company was entitled to an upfront payment of $110.0 million as of June 30, 2009, which was received in July 2009, and a $25.0 million milestone payment upon approval of the product in the European Union, which was received in August 2011. The Company is also entitled to receive additional payments of up to $10.0 million based on the successful achievement of future regulatory milestones and up to $365.0 million based on the successful achievement of future sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned. The Company is not able to reasonably predict if and when the milestones will be achieved. Under the Collaboration Agreement, Biogen Idec will be required to make double-digit tiered royalty payments to the Company on ex-U.S. sales. In addition, the consideration that Biogen Idec will pay for licensed products under the Supply Agreement will reflect the price owed to the Company’s suppliers under its supply arrangements with Alkermes or other suppliers for ex-U.S. sales. The Company and Biogen Idec may also carry out future joint development activities regarding licensed product under a cost-sharing arrangement. Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen Idec, will participate in overseeing the development and commercialization of Ampyra and other licensed products in markets outside the United States pursuant to that agreement. Acorda will continue to develop and commercialize Ampyra independently in the United States.

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $2.3 million and $4.5 million in license revenue, a portion of the $110.0 million received from Biogen Idec, and $159,000 and $317,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during the three and six-month periods ended June 30, 2013, respectively.

On January 21, 2011 Biogen Idec announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) decided against approval of Fampyra to improve walking ability in adult patients with multiple sclerosis.  Biogen Idec, working closely with the Company, filed a formal appeal of the decision.  In May 2011, the CHMP recommended conditional marketing authorization, and in July 2011 Biogen Idec received conditional approval from the European Commission for, Fampyra (prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7). The Company currently estimates the recognition period to be approximately 12 years from the date of the Collaboration Agreement. As part of its ex-U.S. license agreement, Biogen Idec owes Acorda royalties based on ex-U.S. net sales, and milestones based on ex-U.S. regulatory approval, new indications, and ex-U.S. net sales.  These milestones included a $25.0 million payment for approval of the product in the European Union which was recorded and paid in the three month period ended September 30, 2011. Based on Acorda’s worldwide license and supply agreement with Alkermes, Alkermes received 7% of this milestone payment from Acorda during the same period.  For revenue recognition purposes, the Company determined this milestone to be substantive in accordance with applicable accounting guidance related to milestone revenue.  Substantive uncertainty existed at the inception of the arrangement as to whether the milestone would be achieved because of the numerous variables, such as the high rate of failure inherent in the research and development of new products and the uncertainty involved with obtaining regulatory approval. Biogen Idec leveraged Acorda’s U.S. Ampyra study results that contributed to the regulatory approval process. Therefore, the milestone was achieved based in part on Acorda’s past performance.  The milestone was also reasonable relative to all deliverable and payment terms of the collaboration arrangement. Therefore, the payment was recognized in its entirety as revenue and the cost of the milestone revenue was recognized in its entirety as an expense during the three-month period ended September 30, 2011.

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the three-month periods ended June 30, 2013 and 2012, the Company recognized royalty revenue of $2.5 million and $1.8 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the three-month periods ended June 30, 2013 and 2012, the Company also recognized revenue and a corresponding cost of sales of $1.1 million and $288,000, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

During the six-month periods ended June 30, 2013 and 2012, the Company recognized royalty revenue of $5.1 million and $3.3 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the six-month periods ended June 30, 2013 and 2012, the Company also recognized revenue and a corresponding cost of sales of $1.6 and $1.4 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

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

Under the terms of the agreement, the Company made an upfront payment of $2.0 million in February 2012.  The Company also paid $1.5 million during the twelve month period ended December 31, 2012 pursuant to a commitment under the agreement to fund research to prepare for the Diazepam Nasal Spray pre-NDA meeting with the Food and Drug Administration (FDA).  In December 2012, the Company completed the acquisition by paying $6.8 million to former Neuronex shareholders less a $300,000 holdback provision to be settled in December 2013.

The former equity holders of Neuronex are entitled to receive from Acorda up to an additional $18.0 million in contingent earnout payments upon the achievement of specified regulatory and manufacturing-related milestones with respect to the Diazepam Nasal Spray product, and up to $105.0 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  The former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments, ranging from the upper single digits to lower double digits, on worldwide net sales of Diazepam Nasal Spray products.  These payments are payable on a country-by-country basis until the earlier to occur of ten years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the Agreement.

The patent and other intellectual property and other rights relating to the Diazepam Nasal Spray product are licensed from SK Biopharmaceuticals Co., Ltd. (SK).  Pursuant to the SK license, which granted worldwide rights to Neuronex, except certain specified Asian countries, the Company’s subsidiary Neuronex is obligated to pay SK up to $8.0 million upon the achievement of specified development milestones with respect to the Diazepam Nasal Spray product and up to $3.0 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.

The Company evaluated the transaction based upon the guidance of ASC 805, Business Combinations, and concluded that it only acquired inputs and did not acquire any processes.  The Company will need to develop its own processes in order to produce an output. Therefore the Company accounted for the transaction as an asset acquisition and accordingly the $2.0 million upfront payment, $1.5 million in research funding and $6.8 million of closing consideration net of tangible net assets acquired of $3.7, million which were primarily the taxable amount of net operating loss carryforwards, were expensed as research and development expense during the twelve-month period ended December 31, 2012.

(9) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2012. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible, the Company is not able to estimate any ranges of losses as of June 30, 2013. Litigation expenses are expensed as incurred.

(10) Subsequent Event

On July 8, 2013, Acorda acquired two neuropathic pain management assets from NeurogesX, Inc.. Qutenza is approved by the FDA for the management of neuropathic pain associated with postherpetic neuralgia.  The Company also acquired NP-1998, a Phase 3 ready, prescription strength capsaicin topical solution, being assessed for the treatment of neuropathic pain. NP-1998 was previously referred to as NGX-1998.

Acorda made an approximately $8 million payment to acquire development and commercialization rights for Qutenza and NP-1998 in the United States, Canada, Latin America and certain other territories.  The Company will also make up to $5 million in payments contingent upon the achievement of certain regulatory and sales milestones related to NP-1998.  Astellas Pharma Europe Ltd. has exclusive commercialization rights for Qutenza in the European Economic Area

(EEA) including the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa.  Astellas also has an option to develop NP-1998 in those same territories.

Qutenza is a dermal patch containing 8% prescription strength capsaicin that is applied once every three months for the management of neuropathic pain associated with postherpetic neuralgia, also known as post-shingles nerve pain. The drug was approved by the U.S. Food and Drug Administration in 2010, launched in April 2010 and had net sales of $2.6 million in 2011. NeurogesX discontinued active promotion of the product in March 2012; net sales were approximately $2.4 million through the end of the third quarter of 2012. Acorda plans to support Qutenza in the United States using the Company’s existing commercial organization, including its specialty neurology sales force of approximately 100 sales professionals, as well as its medical and safety reporting infrastructure.

NP-1998 is a topical solution containing 20% prescription strength capsaicin under clinical development as a treatment for pain associated with neuropathic pain conditions such as painful diabetic neuropathy (PDN).

Astellas is currently conducting clinical trials of Qutenza including a Phase 3 trial to assess its use in the treatment of pain associated with PDN. Under the terms of the agreement, Acorda will have rights to review data from that trial, and the companies may also collaborate and/or share costs of future clinical trials.

The Company will account for the transaction as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations, since the Company will obtain control of the inputs, outputs and processes for Qutenza and NP-1998. Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing.  As such, it is impracticable for the Company to make certain business combination disclosures at this time.  The Company is unable to present the acquisition date fair value of and information related to assets acquired and liabilities assumed. The Company will provide this information in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. There are $988,000 in acquisition-related costs included in selling, general and administrative expenses for the six-month period ending June 30, 2013.

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $77.8 million for the three-months ended June 30, 2013 and $66.3 million for the three-months ended June 30, 2012.

More than 80,000 patients have tried Ampyra therapy since the 2010 launch.  As of June 2013, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.

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

Three of the largest national health plans in the U.S. – Aetna, United Healthcare and Cigna – have listed Ampyra in the lowest competitive tier, which means that it is listed in either the lowest branded co-pay tier or the lowest branded specialty tier (if more than one specialty tier exists) of their commercial preferred drug list or formulary.  Approximately 75% of commercially insured individuals in the U.S. continue to have no or limited prior authorization requirements, or PA’s, for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  The access figure is calculated based on the number of pharmacy lives reported by commercial health plans.

.

License and Collaboration Agreement with Biogen Idec

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009.  Fampyra is commercially available in a number of European Union countries and in Canada, Australia, New Zealand and Israel, and Biogen Idec anticipates making Fampyra commercially available in additional markets in 2013, and anticipates regulatory approval in other countries.  We received a $25.0 million milestone payment from Biogen Idec in 2011, which was triggered by Biogen Idec’s receipt of conditional approval from the European Commission for Fampyra.  The next expected milestone payment would be $15.0 million, due when ex-U.S. net sales exceed $100.0 million over four consecutive quarters.

Ampyra Patent Update

We have four issued patents listed in the Orange Book for Ampyra, as follows:

•
The first is U.S. Patent No. US 8,007,826 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Based on the final patent term adjustment calculation of the United States Patent and Trademark Office, or USPTO, this patent will extend into 2027.

•
The second is U.S. Patent No. 5,540,938 (“the ‘938 patent”), the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In April 2013, the ‘938 patent received a five year patent term extension under the patent restoration provisions of the Hatch Waxman Act.  With a five year patent term extension, the ‘938 patent would expire in 2018.  We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business).

•
The third, which issued in January  2013, is U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.

•
The fourth, which issued in May 2013, is U.S. Patent No. 8,440,703 which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2025.

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

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $2.5 million for the three-months ended June 30, 2013 and $2.6 million for the three-months ended June 30, 2012.  In 2012, Apotex Inc. commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.

NeurogesX Transaction

In July 2013, we completed the acquisition of two neuropathic pain management assets from NeurogesX, Inc., including: Qutenza®, which is approved by the FDA for the management of neuropathic pain associated with postherpetic neuralgia, also known as post-shingles pain; and NP-1998, a Phase 3 ready, prescription strength capsaicin topical solution, being assessed for the treatment of neuropathic pain. NP-1998 was previously referred to as NGX-1998.  We made an approximately $8.0 million payment to acquire development and commercialization rights for Qutenza and NP-1998 in the United States, Canada, Latin America and certain other territories.  We will also make up to $5.0 million in payments contingent upon the achievement of certain regulatory and sales milestones related to NP-1998.

Astellas Pharma Europe Ltd. has exclusive commercialization rights for Qutenza in the European Economic Area (EEA) including the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa.  Astellas also has an option to develop NP-1998 in those same territories.

Qutenza is a dermal patch containing 8% prescription strength capsaicin that is applied once every three months for the management of neuropathic pain associated with postherpetic neuralgia. The drug was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  We plan to support Qutenza in the United States using our existing commercial organization, including our specialty neurology sales force of approximately 100 sales professionals, as well as our medical and safety reporting infrastructure.

NP-1998 is a topical solution containing 20% prescription strength capsaicin under clinical development as a treatment for pain associated with neuropathic pain conditions such as painful diabetic neuropathy (PDN).  Astellas is currently conducting clinical trials of Qutenza including a Phase 3 trial to assess its use in the treatment of pain associated with PDN. This trial is expected to finish in early 2014.  While Qutenza and NP-1998 are different products, they contain the same active ingredient, capsaicin, so the results of the Astellas Qutenza trial will help inform our next steps in developing NP-1998.  Under the terms of the agreement, Acorda will have rights to review data from that trial, and the companies may also collaborate and/or share costs of future clinical trials.

Research & Development Programs

We are developing what we believe is one of the industry’s leading pipelines of novel neurological therapies.  We are developing Diazepam Nasal Spray, which we acquired in December 2012, for the treatment of certain epileptic seizures.  We are also studying dalfampridine extended release tablets to improve a range of functional impairments, in addition to walking disability, caused by MS, as well as its potential use in other neurological conditions, including cerebral palsy and post-stroke deficits.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function.  We are developing the clinical stage compounds AC105 for acute treatment of SCI, GGF2 for the treatment of heart failure, and rHIgM22, a remyelenating monoclonal antibody, for the treatment of MS.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and peripheral nerve injury.  Chondroitinase, an enzyme that encourages nerve plasticity in SCI, is in preclinical development.  We believe these programs for restoring neurologic and/or cardiac function have the potential to be first-in-class therapies, and may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, or TBI, because many of the mechanisms of tissue damage and repair are similar.  Our research and development programs also include our recently acquired NP-1998 program, described above.

Diazepam Nasal Spray

In February 2012, we signed an agreement to acquire Neuronex, Inc., a privately-held pharmaceutical company developing a proprietary nasal spray formulation of diazepam as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who require intermittent use of diazepam to control bouts of increased seizure activity, also known as cluster or acute repetitive seizures, or ARS.  We completed the acquisition of Neuronex in December 2012.  Subject to obtaining FDA approval, there is potential for a commercial launch in 2014.  We have obtained orphan drug designation, which would confer seven years of market exclusivity from the date of approval.   We anticipate that our current infrastructure can support sales and marketing of this product, if it receives FDA approval, and market planning is underway.   In June 2013 at the biennial International Congress of the International League Against Epilepsy and International Bureau for Epilepsy, we announced results of the first clinical study to assess pharmacokinetics, safety, and tolerability of Diazepam Nasal Spray in people with epilepsy.  The study results showed that the Diazepam Nasal Spray pharmacokinetics are comparable whether it is administered during or immediately following a seizure.

Ampyra Development Programs

We believe there may be potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, we have conducted a Phase 2 proof-of-concept trial of dalfampridine extended release tablets in post-stroke deficits.  This study, which was initiated in 2012, explored the use of dalfampridine in patients who have experienced a stroke at least 6 months prior to enrollment and who have stabilized with chronic neurologic deficits, which may include impaired walking, motor and sensory function and manual dexterity.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial targeted motor impairments that remain after such recovery.  In April 2013, we announced that data from the proof-of-concept trial showed improved walking in people with post-stroke deficits.  We plan to proceed with a clinical development program for this indication.  Also, in December 2011, we initiated a Phase 2 proof-of-concept clinical study of dalfampridine in adults with cerebral palsy, or CP.  The first phase of this proof-of-concept study was a single-dose phase primarily to evaluate safety and tolerability prior to proceeding to a multi-dose cohort.  This 10-person, single dose phase of the study detected no safety signals that would prevent additional study of the drug in the treatment of CP.  After completing this first phase, we initiated the second phase a multi-dose study including 24 adults with CP, to evaluate both safety and efficacy.  In April 2013, we announced that efficacy from this study suggested potential treatment activity on measures of walking and hand strength, but that these data are still being analyzed to determine if they are sufficiently robust to warrant further clinical studies.  We are continuing to evaluate these data and assess other pertinent factors.  We plan to present data from both the post-stroke deficits and CP trials in appropriate medical forums following additional analysis of the data.  We also are providing grants for investigator-initiated studies looking for potential benefits on a range of functional deficits in MS and other neurological disorders.

We have been working with external partners on a once-daily formulation of dalfampridine .  We are planning to move forward with a Phase 2b/3 study that will use a once-daily formulation of dalfampridine as a treatment for post-stroke deficits, primarily focusing on walking improvement.  We have developed a formulation, and completed a single-dose pharmacokinetic study which showed the desired pharmacokinetic profile.  We intend to run a steady-state pharmacokinetic study this year to finalize the validation of this formulation.  We plan to discuss the study design and development plan with the FDA, and are aiming to have that meeting before the end of the year.  We anticipate initiating the Phase 2b/3 study in the second quarter of 2014, subject to the caveat that we will need to assess results from the pharmacokinetic study and have FDA feedback on the trial design.  We anticipate both safety and efficacy measures to be included in an adequate, well-controlled trial, which will also include measures to assess clinical meaningfulness.  The primary outcome will be a walking measure, but not necessarily the Timed 25-Foot Walk, and will be subject to the results of our discussion with the FDA.  We expect the size of the trial to be roughly comparable in magnitude to our larger  MS studies, although this will be contingent upon the FDA's feedback.  As with any chronic therapy, FDA typically requires at least three months on-drug during the trial.

AC105

In June 2011, we entered into a License Agreement with Medtronic, Inc. and one of its affiliates, pursuant to which we acquired worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol (which we refer to as AC105).  Pursuant to the License Agreement, we paid Medtronic an upfront fee of $3 million and are obligated to pay up to an additional $32 million upon the achievement of specified regulatory and development milestones.  If we commercialize AC105, we will also be obligated to pay a single-digit royalty on sales. We plan to study AC105 as an acute treatment for patients who have suffered neurological trauma, such as SCI and TBI.  We submitted a Phase 2 clinical trial protocol for AC105 for acute treatment of SCI to the FDA for review.  The protocol has been reviewed by the FDA, and we are preparing to initiate the trial in the second half of 2013.  Several study sites are now online and ready to begin enrolling patients..

Glial Growth Factor 2

We have completed a GGF2 Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In March 2013, we presented three-month data from this clinical trial in a platform presentation at the American College of Cardiology (ACC) annual meeting. These data showed a dose-related improvement in ejection fraction in addition to safety findings.  Dose-limiting toxicities were also identified in the highest planned dose cohort including acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  We have discussed the data with the FDA and have reached agreement on the outline of the next clinical study of GGF2 in heart failure, which we plan to initiate by the end of 2013.  This study will primarily investigate further the safety profile of GGF2 across a range of doses, and will continue to explore efficacy outcomes.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.  We are close to completing the study protocol for this next clinical study, and expect to begin enrolling participants later this year.

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

•
Research and development expenses in 2013 are expected to range from $60 million to $70 million, excluding share-based compensation charges.  Research and development expenses in 2013 related to Ampyra include proof-of-concept studies in CP and post-stroke deficits, and sponsorship of investigator-initiated studies. Additional expenses include clinical trials for AC105 and rHIgM22, continued development of Diazepam Nasal Spray and GGF2, as well as ongoing preclinical studies.  A substantial portion of the increase in research and development in 2013 over 2012 is related to Diazepam Nasal Spray expenses. This guidance is not affected by the acquisition of assets from NeurogesX, Inc., but excludes costs associated with expenditures related to the potential acquisition of new products or other business development activities.

•
Selling, general and administrative expenses in 2013 are expected to range from $170 million to $180 million, excluding share-based compensation charges. SG&A expenses will be primarily driven by commercial and administrative costs related to Ampyra.  The majority of the increase in SG&A in 2013 over 2012 is related to Diazepam Nasal Spray expenses. This guidance is not affected by the acquisition of assets from NeurogesX, Inc., but excludes costs associated with expenditures related to the potential acquisition of new products or other business development activities.

•
We expect to be cash flow positive in 2013. This guidance is not affected by the acquisition of assets from NeurogesX, Inc., but excludes costs associated with expenditures related to the potential acquisition of new products or other business development activities.

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

Development Pipeline Goals

Our planned goals and key initiatives with respect to our development pipeline in 2013 are as follows:
•
Continue with activities to prepare for a potential commercial launch of Diazepam Nasal Spray in 2014, subject to receiving FDA approval, including conducting market research, holding advisory boards, and completing managed market assessments, .

•
Plan for a Phase 2b/3 study that will use a once-daily formulation of dalfampridine as a treatment for post-stroke deficits, primarily focusing on walking improvement.  We have developed a formulation, and completed a single-dose pharmacokinetic study which showed the desired pharmacokinetic profile.  We intend to run a steady-state pharmacokinetic study this year to finalize the validation of this formulation.  We plan to discuss the study design and development plan with the FDA, and are aiming to have that meeting before the end of the year.  We anticipate initiating the Phase 2b/3 study in the second quarter of 2014, subject to the caveat that we will need to assess results from the pharmacokinetic study and have FDA feedback on the trial design.

•	Continue to assess data from our Phase 2 proof-of-concept trial in adults with CP to determine if the data are sufficiently robust to warrant further clinical studies.

•	Continue to progress our Phase 1 clinical trial of rHIgM22, which we initiated in April 2013.

•
Initiate our next clinical study of GGF2 in heart failure, which will primarily investigate further the safety profile of GGF2 across a range of doses, and will continue to explore efficacy outcomes. We are close to completing the study protocol for this next clinical study of GGF2, and expect to begin enrolling participants later this year.

•	Initiate a Phase 2 clinical trial of AC105 for acute treatment of SCI in the second half of 2013. Several study sites are now online and ready to begin enrolling patients.

•	Continue funding of investigator-initiated studies of Ampyra in MS, focused on a range of functional deficits in MS and other neurological disorders.

Results of Operations

Three-Month Period Ended June 30, 2013 Compared to June 30, 2012

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser Permanente and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $77.8 million as compared to $66.3 million for the three-month periods ended June 30, 2013 and 2012, respectively, an increase of $11.5 million, or 17%.  The net revenue increase comprised net volume increases of $4.8 million and price increases net of discount and allowance adjustments of $6.8 million. Net revenue from sales of Ampyra increased for the three-month period ended June 30, 2013 compared to the same period of 2012 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs. Effective January 2, 2013, we increased our sale price to our customers by 10.75%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser Permanente and the specialty distributor to the VA. Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts or amend specialty pharmacy contracts in the future.

The net revenue of $77.8 million for the three-month period ended June 30, 2013, increased from net revenue of

$62.3 million for the three-month period ended March 31, 2013.  As we have previously reported, we believe that net revenue in the first quarter of 2013 reflected certain recurring seasonal factors relating to the commencement of a new calendar year.  These factors include people switching insurance plans or pharmacy benefit providers at year-end.  Consequently, many patients have to re-establish eligibility during the first few months of the calendar year.  Also, when deductibles and the Medicare donut hole reset at the beginning of the calendar year, it can affect timely refills for consumers with financial constraints. In addition, as in previous years, there was some inventory build in the fourth quarter of 2012 that was destocked during the first quarter.  As expected, net revenues recovered in the second quarter of 2013, based on underlying product demand and a return to normal inventory levels by the end of the quarter.  Quarterly sales patterns are uneven, and we do not expect to see the same rate of quarter-over-quarter growth for the rest of the year.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules during the three-month period ended June 30, 2013.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $1.2 million for the three-month period ended June 30, 2013, as compared to $2.6 million for the three-month period ended June 30, 2012. The decrease was due to the commercial launch of generic versions of tizanidine hydrochloride capsules.  Net product revenues also include $1.1 million, which represents the sale of Zanaflex Capsules authorized generic product to Actavis for the three-month period ended June 30, 2013.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The decrease in net revenues was also the result of a disproportionate decrease in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended June 30, 2013 and 2012, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $2.2 million and $2.5 million in royalty revenue for the three-month periods ended June 30, 2013 and 2012, respectively, related to ex-U.S. sales of Fampyra by Biogen Idec.

We also recognized $2.5 million and $1.8 million in royalty revenue for the three-month periods ended June 30, 2013 and 2012, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

Ampyra

We recorded cost of sales of $15.5 million for the three-month period ended June 30, 2013 as compared to $12.9 million for the three-month period ended June 30, 2012. Cost of sales for the three-month period ended June 30, 2013 consisted primarily of $13.5 million in inventory costs related to recognized revenues.  The cost of Ampyra inventory is based on a percentage of net product sales of the product in the quarter shipped to Acorda by Alkermes or our alternative manufacturer.  Cost of sales for the three-month period ended June 30, 2013 also consisted of $1.8 million in royalty fees based on net sales, $147,000 in amortization of intangible assets, and $28,000 in period costs related to freight and stability testing.

Cost of sales for the three-month period ended June 30, 2012 consisted primarily of $10.8 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended June 30, 2012 also consisted of $1.9 million in royalty fees based on net sales, $147,000 in amortization of intangible assets, and $29,000 in period costs related to freight and stability testing.

Zanaflex

We recorded cost of sales of $324,000 for the three-month period ended June 30, 2013 as compared to $359,000 for the three-month period ended June 30, 2012. Cost of sales for the three-month period ended June 30, 2013 consisted of $183,000 in inventory costs primarily related to recognized revenues, $96,000 in royalty fees based on net product shipments, and $45,000 in period costs related to packaging, freight and stability testing. Cost of sales also includes $1.1 million of costs for Zanaflex Capsules authorized generic product sold for the three-month period ended June 30, 2013.

Cost of sales for the three-month period ended June 30, 2012 included $270,000 in inventory costs related to recognized revenues, $66,000 in royalty fees based on net product shipments, and $22,000 in period costs related to packaging, freight, and stability testing.  Payments to and interest expense related to the PRF transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Cost of License Revenue

We recorded cost of license revenue of $159,000 for the three-month periods ended June 30, 2013 and 2012, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes plc (Alkermes), formerly Elan Corporation, plc (Elan) in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended June 30, 2013 were $13.2 million as compared to $12.6 million for the three-month period ended June 30, 2012, an increase of approximately $600,000, or 5%.  The increase was primarily due to an increase in overall research and development staff, compensation and related expenses of $2.2 million to support the various research and development initiatives.  The increase was also due to an increase of $642,000 for current year research and development expenses related to Diazepam Nasal Spray, an increase of $400,000 in preclinical expenses for the remyelinating antibodies program (rHIgM22), and an increase of $231,000 for technical operations and regulatory costs associated with our various pipeline initiatives (exclusive of Diazepam Nasal Spray expenses).  The increases in research and development expenses for the three-month period ended June 30, 2013 were partially offset by a decrease of $2.4 million related to our life cycle management program for Ampyra due to timing and a decrease of $535,000 in Phase 1 GGF2 preclinical and trial expenses.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2013 were $29.5 million compared to $27.6 million for the three-month period ended June 30, 2012, an increase of approximately $1.9 million, or 7%.  The increase was attributable to an increase  of $778,000 for pre-launch activities associated with the possible commercialization of Diazepam Nasal Spray, if approved, and an increase in overall compensation, benefits, and other selling expenses of $634,000. The increase was also related to an increase in overall marketing, selling, distribution, and market research expenses for Ampyra of $425,000.

General and administrative expenses for the three-month period ended June 30, 2013 were $18.5 million compared to $16.6 million for the three-month period ended June 30, 2012, an increase of approximately $1.9 million, or 11%. This increase was the result of an increase of $2.3 million for staff and compensation expenses and other expenses related to supporting the growth of the organization, an increase of $400,000 in safety and surveillance expenses, an increase in business development expenses of $373,000 and an increase of $348,000 for an FDA post approval commitment study on Zanaflex Capsules.   The increases in general and administrative expenses for the three-month period ended June 30, 2013 were partially offset by a decrease in medical affairs expenses including educational programs of $1.4 million.

Other Expense

Other expense was $583,000 for the three-month period ended June 30, 2013 compared to $233,000 for the three-month period ended June 30, 2012, an increase of approximately $350,000, or 150%. The increase was due to an increase in interest expense of $394,000 principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales partially offset by an increase in interest income of $43,000.

Provision for Income Taxes

For the three-month periods ended June 30, 2013 and 2012, we recorded a provision for income taxes of $4.2 million and a $280,000, respectively, based upon our estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the three-month periods ended June 30, 2013 and 2012 were 52.1% and 5.8%, respectively.

We continue to evaluate the realizability of the Company’s deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company's income taxes.

Six-Month Period Ended June 30, 2013 Compared to June 30, 2012

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser Permanente and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $140.2 million as compared to $123.6 million for the six-month periods ended June 30, 2013 and 2012, respectively, an increase of $16.6 million, or 13%.  The net revenue increase comprised net volume increases of $4.6 million and price increases net of discount and allowance adjustments of $11.9 million. Net revenue from sales of Ampyra increased for the six-month period ended June 30, 2013 compared to the same period of 2012 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs. Effective January 2, 2013, we increased our sale price to our customers by 10.75%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser Permanente and the specialty distributor to the VA. Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts or amend specialty pharmacy contracts in the future.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules during the six-month period ended June 30, 2013.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $2.5 million for the six-month period ended June 30, 2013, as compared to $9.8 million for the six-month period ended June 30, 2012. The decrease was due to the commercial launch of generic versions of tizanidine hydrochloride capsules in February 2012.  Net product revenues also include $1.6 million, which represents the sale of Zanaflex Capsules authorized generic product to Actavis for the six-month period ended June 30, 2013.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The decrease in net revenues was also the result of a disproportionate decrease in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

License Revenue

We recognized $4.5 million in license revenue for the six-month periods ended June 30, 2013 and 2012, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $5.1 million and $4.3 million in royalty revenue for the six-month periods ended June 30, 2013 and 2012, respectively related to ex-U.S. sales of Fampyra by Biogen Idec. In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. Biogen Idec launched Fampyra in Germany in August 2011. During the six-month period ended June 30, 2012, the government agency completed its comparative efficacy assessment of Fampyra indicating a range of pricing below Biogen Idec’s initial launch price, which was unregulated for the first 12 months after launch consistent with German law. The Company recognized royalty revenue during a portion of 2012 based on the lowest point of the initially indicated German pricing authority range.  Biogen Idec signed the pricing agreement during the three-month period ended March 31, 2013 and the Company recognized additional royalty revenue related to 2012, contributing to the increase in royalty revenue as compared to the six-month period ended June 30, 2013.

We also recognized $5.1million and $3.3 million in royalty revenue for the six-month periods ended June 30, 2013 and 2012, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

Ampyra

We recorded cost of sales of $28.1 million for the six-month period ended June 30, 2013 as compared to $23.2 million for the six-month period ended June 30, 2012. Cost of sales for the six-month period ended June 30, 2013 consisted primarily of $24.4 million in inventory costs related to recognized revenues.  The cost of Ampyra inventory is based on a percentage of net product sales of the product in the quarter shipped to Acorda by Alkermes or our alternative manufacturer.  Cost of sales for the six-month period ended June 30, 2013 also consisted of $3.4 million in royalty fees based on net sales, $294,000 in amortization of intangible assets, and $50,000 in period costs related to freight and stability testing.

Cost of sales for the six-month period ended June 30, 2012 consisted primarily of $19.7 million in inventory costs related to recognized revenues.  Cost of sales for the six-month period ended June 30, 2012 also consisted of $3.1 million in royalty fees based on net sales, $294,000 in amortization of intangible assets, and $85,000 in period costs related to freight and stability testing.

Zanaflex

We recorded cost of sales of $656,000 for the six-month period ended June 30, 2013 as compared to $1.4 million for the six-month period ended June 30, 2012. Cost of sales for the six-month period ended June 30, 2013 consisted of $376,000 in inventory costs primarily related to recognized revenues, $194,000 in royalty fees based on net product shipments, and $86,000 in period costs related to packaging, freight and stability testing. Cost of sales also includes $1.6 million of costs for Zanaflex Capsules authorized generic product sold for the six-month period ended June 30, 2013.

Cost of sales for the six-month period ended June 30, 2012 included $898,000 in inventory costs related to recognized revenues, $515,000 in royalty fees based on net product shipments, and $34,000 in period costs related to packaging, freight, and stability testing.  Payments to and interest expense related to the PRF transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Cost of License Revenue

We recorded cost of license revenue of $317,000 for the six-month periods ended June 30, 2013 and 2012, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes plc (Alkermes), formerly Elan Corporation, plc (Elan) in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the six-month period ended June 30, 2013 were $25.7 million as compared to $23.7 million for the six-month period ended June 30, 2012, an increase of approximately $2.0 million, or 8%. The increase was primarily due to an increase in overall research and development staff, compensation and related expenses of $4.2 million to support the various research and development initiatives.  The increase was also due to an increase of $645,000 in preclinical expenses for the remyelinating antibodies program (rHIgM22) and an increase of $615,000 for technical operations and regulatory costs associated with our various pipeline initiatives (exclusive of Diazepam Nasal Spray expenses). The increases in research and development expenses for the six-month period ended June 30, 2013 were partially offset by a decrease of $2.6 million related to our life cycle management program for Ampyra due to timing and a decrease of $707,000 related to the agreement we entered into with Neuronex during the first quarter of 2012 and our development of Diazepam Nasal Spray.  Prior year expenses represented a $3.2 million charge for Neuronex expenses consisting of a $2.0 million upfront payment plus a payment of $1.2 million for research funding per the terms of the agreement whereas current year expenses represent our research and development expenses for Diazepam Nasal Spray following our acquisition of Neuronex in December 2012. The increases in research and development expenses for the six-month period ended June 30, 2013 were further offset by a decrease of $260,000 related to AC105.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2013 were $58.9 million compared to $52.7 million for the six-month period ended June 30, 2012, an increase of approximately $6.2 million, or 12%.  The increase was attributable to an increase in overall compensation, benefits, and other selling expenses of $2.9 million. The increase was also related to an increase in overall marketing, selling, distribution, and market research expenses for Ampyra of $1.8 million as well as an increase of $1.6 million for pre-launch activities associated with the possible commercialization of Diazepam Nasal Spray, if approved.

General and administrative expenses for the six-month period ended June 30, 2013 were $37.2 million compared to $30.3 million for the six-month period ended June 30, 2012, an increase of approximately $6.9 million, or 23%. This increase was the result of an increase of $5.2 million for staff and compensation expenses and other expenses related to supporting the growth of the organization, an increase in business development expenses of $966,000, an increase of $904,000 in safety and surveillance expenses, and an increase of $358,000 for an FDA post approval commitment study on Zanaflex Capsules.   It also included a gain on our put/call liability related to the PRF revenue interest agreement due to the introduction of generic competition in the marketplace for Zanaflex Capsules of $190,000. The increases in general and administrative expenses for the six-month period ended June 30, 2013 were partially offset by a decrease in medical affairs expenses including educational programs of $781,000.

Other Expense

Other expense was $1.0 million for the six-month period ended June 30, 2013 compared to $870,000 for the six-month period ended June 30, 2012, an increase of approximately $130,000, or 15%. The increase was due to an increase in interest expense of $218,000 principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales offset by a slight increase in interest income of $81,000.

Provision for Income Taxes

For the six-month periods ended June 30, 2013 and 2012, we recorded a provision for income taxes of $2.5 million and a $651,000, respectively, based upon our estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the six-month periods ended June 30, 2013 and 2012 were 47.1% and 5.0%, respectively. As a result of the January 2013 extension of the Federal research and development tax credit retroactive to January 2012 we recorded a benefit of $1.2 million for the estimated 2012 credit.  During the six-month period ended June 30, 2013 the Company also settled an IRS examination of their corporate income tax returns for years ending December 31, 2009 through December 31, 2011.  The impact of the settlement partially offset the benefit recorded for the research and development tax credit.

We continue to evaluate the realizability of the Company’s deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company's income taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, payments received under our collaboration and licensing agreements, sales of Ampyra and Zanaflex Capsules, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

We were cash flow positive in 2012 and, at June 30, 2013, we had $332.4 million of cash, cash equivalents and short-term and long-term investments, compared to $333.2 million at December 31, 2012.  We expect to be cash flow positive in 2013. Any investments classified as long-term had maturity dates of no later than October 15, 2014. We believe that we have sufficient cash, cash equivalents, short-term and long-term investments on hand, in addition to cash expected to be generated from operations, to fund our 2013 business plan, including our currently anticipated development pipeline activities in 2013.

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

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.  As of June 30, 2013, $4.3 million of these promissory notes was outstanding, which amount includes accrued interest. The third of seven annual payments on this note was due and paid on the three year anniversary of Ampyra approval on January 22, 2013 and will continue to be paid annually until paid in full.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of June 30, 2013, referred to as the revenue interest liability, of approximately $1.9 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.8%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. As of June 30, 2013, the Company has no liability recorded related to the put/call option to reflect its current estimated fair value due to the timing and amount of current projections. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  We believe that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, we estimate that the incremental cost to the Company in excess of amounts already accrued to PRF at June 30, 2013 would be no more than approximately $2.2 million.

Investment Activities

At June 30, 2013, cash, cash equivalents, short-term and long-term investments were approximately $332.4 million, as compared to $333.2 million at December 31, 2012. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of June 30, 2013, our cash and cash equivalents were $42.7 million, as compared to $41.9 million as of December 31, 2012. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $260.6 million as of June 30, 2013, as compared to $191.9 million as of December 31, 2012. Our long-term investments consist of US Treasury bonds with original maturities greater than one year. The balance of these investments was $29.0 million as of June 30, 2013, as compared to $99.4 million as of December 31, 2012.

Net Cash Provided by Operations

Net cash provided by operations was $653,000 for the six-month period ending June 30, 2013 while $15.4 million was provided for the six-month period ended June 30, 2012. Cash provided by operations for the six-month period ended June 30, 2013 was primarily due to a decrease in working capital items of $15.4 million attributable to an increase in inventory held by the company and payment of accrued and prepaid items partially offset by a decrease in accounts receivable.  Cash provided by operations was also attributable to a decrease in non-current portion of deferred license revenue of $4.5 million and a gain due to the reduction of our put/call liability related to the PRF revenue interest agreement $329,000. Cash provided by operations was partially offset by non-cash share-based compensation expense of $11.5 million, depreciation and amortization of $2.9 million, net income of $2.8 million, a deferred tax provision of $2.3 million, and amortization of net premiums and discounts on investments of $1.2 million.

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

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2013 was $3.9 million, primarily due to $59.5 million in purchases of investments, purchases of property and equipment of $2.7 million, and purchases of intangible assets of $1.7 million , partially offset by $60.0 million in proceeds from maturities and sales of investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2013 was $4.1 million, primarily due to $4.6 million in net proceeds from the issuance of common stock and exercise of stock options partially offset by $534,000 in repayments to PRF.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the six-month period ended June 30, 2013, commitments related to the purchase of inventory consistent with our normal course of business decreased as compared to December 31, 2012. As of June 30, 2013, we have inventory-related purchase commitments totaling approximately $13.9 million.

Under certain license agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain license agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. As of June 30, 2013, we have committed to make potential future milestone payments to third parties of up to approximately $202 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2013, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

In addition, as a result of the NeurogesX transaction on July 8, 2013, the Company committed to a total of $413,000 in assumed open purchase orders for inventory commitments for which it will receive product and $5 million in contingent milestone payments.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, our critical accounting policies have not changed materially from December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at June 30, 2013.

We have cash equivalents, short-term and long-term investments at June 30, 2013, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term and long-term investments approximate their fair value at June 30, 2013. Our investments designated as long-term as of June 30, 2013 had maturity dates no later than October 15, 2014.  At June 30, 2013, we held $332.4 million in cash, cash equivalents, short-term and long-term investments which had an average interest rate of approximately 0.07%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2013, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeal of the decision.  On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed five of the six counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  The case is now proceeding, and the Company intends to defend itself vigorously in the litigation.

Item 1 of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 includes prior updates to the litigation described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by this Item 1A, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Following is the restated text of individual risk factors with changes that have occurred since our publication of risk factors in our 2012 Annual Report on Form 10-K.

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

In addition, our promotion of Ampyra must reflect only the specific approved indication as well as other limitations on use, and disclose the safety risks associated with the use of Ampyra as set out in the approved product labeling.  We must submit all promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners, and we may face other adverse enforcement action. For example, in June 2012 we received an untitled letter from the FDA stating that one of our Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of and minimized important safety information associated with Ampyra. In compliance with the untitled FDA letter, we discontinued use of the video, and in light of the FDA letter we also evaluated and discontinued the use of some other promotional materials.  Based on a September 2012 letter from the FDA, we believe that we have resolved the specific issues identified by the FDA in the June untitled letter but we have a continuing obligation to ensure that our promotional materials are compliant.  In July 2013, we received a Warning Letter from the FDA stating that one of our consumer print advertisements for a local speaker program to educate consumers about Ampyra was false or misleading because it omitted risk information associated with the use of Ampyra.  The warning letter cites the prior

June 2012 untitled letter and states that this is a serious and repeated violation.  The FDA instructed us to immediately discontinue using the print advertisement and submit a written response to their letter, including a plan of action to disseminate corrective messages.  The print advertisement was no longer in use, and in compliance with the FDA request, we timely submitted a written response to the Warning Letter committing to take appropriate corrective action.  However, we do not know for certain whether the FDA will view this as sufficient or will decide to take other enforcement action.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other applicable regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. Although we believe that all of our communications regarding our marketed products are in compliance with off-label promotion restrictions, the FDA or another regulatory or enforcement authority may disagree.  A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In June 2012 we received an untitled letter from the FDA stating that one of our Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of Ampyra and minimized important risk information. In July 2013, we received a Warning Letter from the FDA stating that one of our print ads did not comply with applicable law and is false or misleading because it omitted risk information associated with the use of Ampyra.  These FDA letters are discussed in further detail above in these risk factors.

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

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: August 8, 2013		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ David Lawrence
Date: August 8, 2013		David Lawrence, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”