Form 10-Q
period 2013-11-04
ACORDA THERAPEUTICS INC
filed 2013-11-07
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value per share	41,274,587 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including Diazepam Nasal Spray or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Diazepam Nasal Spray or other products under development; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition, including the impact of generic competition on Zanaflex Capsules revenues; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; failure to comply with regulatory requirements could result in adverse action by regulatory agencies; and the ability to obtain additional financing to support our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 (particularly in the “Risk Factors” section of our 2012 Form 10-K as updated by the disclosures in Part II, Item 1A of our subsequent quarterly reports), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

We own several registered trademarks in the U.S. and in other countries.  These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Ampyra,” “Zanaflex,” “Zanaflex Capsules,” and Qutenza.  Also, our mark “Fampyra” is a registered mark in the European Community Trademark Office and we have registrations or pending applications for this mark in other jurisdictions.  Our trademark portfolio also includes several registered trademarks and pending trademark applications in the U.S. and worldwide for potential product names and for disease awareness activities.  Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,266	$41,876
Restricted cash	136	380
Short-term investments	246,043	191,949
Trade accounts receivable, net of allowances of $639 and $555, as of September 30, 2013 and December 31, 2012, respectively	24,998	26,327
Prepaid expenses	8,617	6,936
Finished goods inventory held by the Company	25,574	20,176
Finished goods inventory held by others	671	781
Deferred tax asset	28,940	35,091
Other current assets	6,558	9,547
Total current assets	387,803	333,063
Long-term investments	57,069	99,363
Property and equipment, net of accumulated depreciation	17,752	16,706
Deferred tax asset	101,725	101,636
Intangible assets, net of accumulated amortization	17,590	9,319
Non-current portion of deferred cost of license revenue	4,332	4,808
Other assets	376	437
Total assets	$586,647	$565,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,907	$22,503
Accrued expenses and other current liabilities	29,920	35,758
Deferred product revenue—Zanaflex	31,221	29,275
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	1,009	1,134
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	88,258	98,871
Non-current portion of deferred license revenue	61,892	68,685
Put/call liability	—	329
Non-current portion of revenue interest liability	659	1,111
Non-current portion of convertible notes payable	3,196	4,244
Other non-current liabilities	6,251	6,171
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at September 30, 2013 and December 31, 2012; issued and outstanding 40,623,609 and 39,804,493 shares, including those held in treasury, as of September 30, 2013 and December 31, 2012, respectively	41	40
Treasury stock at cost (12,420 shares at September 30, 2013 and December 31, 2012)	(329)	(329)
Additional paid-in capital	670,855	640,671
Accumulated deficit	(244,274)	(254,523)
Accumulated other comprehensive income	98	62
Total stockholders’ equity	426,391	385,921
Total liabilities and stockholders’ equity	$586,647	$565,332

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended September 30, 2013	Three-month period ended September 30, 2012	Nine-month period ended September 30, 2013	Nine-month period ended September 30, 2012
Revenues:
Net product revenues	$79,760	$72,206	$223,969	$206,992
Royalty revenues	2,895	2,967	13,076	10,557
License revenue	2,264	2,264	6,793	6,793
Total net revenues	84,919	77,437	243,838	224,342

Costs and expenses:
Cost of sales	17,213	14,761	47,631	40,802
Cost of license revenue	159	159	476	476
Research and development	13,839	12,031	39,575	35,690
Selling, general and administrative	42,336	40,121	138,538	123,096
Total operating expenses	73,547	67,072	226,220	200,064
Operating income	11,372	10,365	17,618	24,278
Other expense (net):
Interest and amortization of debt discount expense	(544)	(373)	(1,884)	(1,501)
Interest income	162	135	501	393
Total other expense (net)	(382)	(238)	(1,383)	(1,108)
Income before taxes	10,990	10,127	16,235	23,170
Provision for income taxes	(3,513)	(533)	(5,985)	(1,185)
Net income	$7,477	$9,594	$10,250	$21,985

Net income per share—basic	$0.19	$0.24	$0.26	$0.56
Net income per share—diluted	$0.18	$0.24	$0.25	$0.55
Weighted average common shares outstanding used in computing net income per share—basic	40,315	39,463	40,037	39,412
Weighted average common shares outstanding used in computing net income per share—diluted	41,996	40,159	41,541	40,222

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Three-month period ended September 30, 2013	Three-month period ended September 30, 2012	Nine-month period ended September 30, 2013	Nine-month period ended September 30, 2012

Net income	$7,477	$9,594	$10,250	$21,985
Other comprehensive income (loss):
Unrealized losses on available for sale securities, net of tax	44	108	36	3
Other comprehensive income (loss), net of tax	44	108	36	3
Comprehensive income	$7,521	$9,702	$10,286	$21,988

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine-month period ended September 30, 2013	Nine-month period ended September 30, 2012
Cash flows from operating activities:
Net income	$10,250	$21,985
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	18,001	15,349
Amortization of net premiums and discounts on investments	1,774	3,700
Amortization of revenue interest issuance cost	37	58
Depreciation and amortization expense	4,623	3,050
Gain on put/call liability	(329)	(476)
Deferred tax provision	6,063	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,328	(399)
Decrease (increase) in prepaid expenses and other current assets	1,308	(4,140)
(Increase) decrease in inventory held by the Company	(5,308)	8,850
Decrease in inventory held by others	111	292
Decrease in non-current portion of deferred cost of license revenue	476	476
Decrease (increase) in other assets	25	(88)
Decrease in accounts payable, accrued expenses, other current liabilities	(13,481)	(4,854)
Increase in revenue interest liability interest payable	92	495
Decrease in non-current portion of deferred license revenue	(6,793)	(6,793)
Decrease in other non-current liabilities	(272)	(160)
Increase (decrease) in deferred product revenue—Zanaflex	1,946	(1,800)
Decrease (increase) in restricted cash	244	(167)
Net cash provided by operating activities	20,095	35,378
Cash flows from investing activities:
Purchases of property and equipment	(3,663)	(9,167)
Purchases of intangible assets	(2,518)	(1,865)
Acquisition	(7,499)	—
Purchases of investments	(128,038)	(232,633)
Proceeds from maturities of investments	114,500	188,250
Net cash used in investing activities	(27,218)	(55,415)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	12,183	2,921
Repayments of revenue interest liability	(670)	(812)
Net cash provided by financing activities	11,513	2,109
Net increase (decrease) in cash and cash equivalents	4,390	(17,928)
Cash and cash equivalents at beginning of period	41,876	57,954
Cash and cash equivalents at end of period	$46,266	$40,026
Supplemental disclosure:
Cash paid for interest	1,695	881
Cash paid for taxes	1,742	1,097

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

Qutenza

Qutenza is sold through a specialty distributor, who sells Qutenza to physician offices, hospitals, clinics, and specialty pharmacies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. This means that, for Qutenza, the Company recognizes product sales following shipment of product to its specialty distributor.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated rebates and returns. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped, an adjustment is recorded for estimated rebates and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates and returns are established based on the contractual terms with customers, historical trends, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

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

In-Process Research and Development

The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method," and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized on the statement of operations. These are tested at least annually or sooner when a triggering event occurs that could indicate a potential impairment.

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

Concentration of Credit Risk

The Company’s principal direct customers as of September 30, 2013 were a network of specialty pharmacies, Kaiser Permanente, and the specialty distributor to the VA for Ampyra, wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets, and a specialty distributor for Qutenza. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s revenue in 2013 and 2012, and three customers in 2011. Four customers individually accounted for more than 10% of the Company’s accounts receivable as of September 30, 2013 and December 31, 2012. The Company’s net product revenues are generated in the United States.

Segment and Geographic Information

The Company is managed and operated as one business which is focused on the identification, development and commercialization of novel therapies that improve neurological function in people with MS, SCI and other disorders of the central nervous system. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location.  Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported to date are derived from the sales of Ampyra, Zanaflex and Qutenza in the United States.

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

(3) Acquisition

NeurogesX Acquisition

On July 8, 2013, Acorda acquired certain assets from NeurogesX, Inc. (“NeurogesX”), including two neuropathic pain management assets: Qutenza and NP-1998. Qutenza is approved by the FDA for the management of neuropathic pain associated with postherpetic neuralgia. NP-1998 is a Phase 3 ready prescription strength capsaicin topical solution being assessed for the treatment of neuropathic pain. NP-1998 was previously referred to as NGX-1998. Prior to the acquisition, NeurogesX was a specialty pharmaceutical company focused on developing and commercializing a portfolio of novel non-opioid pain management therapies headquartered in San Mateo, CA. Acquisition-related costs during the nine-month period ended September 30, 2013 of approximately $1.0 million for advisory, legal, regulatory and valuation costs incurred in connection with the NeurogesX acquisition have been expensed in selling, general and administrative expenses.

Astellas Pharma Europe Ltd. (“Astellas”) has exclusive commercialization rights for Qutenza in the European Economic Area including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa. Astellas also has an option to develop NP-1998 in those same territories. Astellas is currently conducting clinical trials of Qutenza including a Phase 3 trial to assess its use in the treatment of pain associated with painful diabetic neuropathy ("PDN"). Under the terms of the agreement, Acorda will have rights to review data from that trial, and the companies may also collaborate and/or share costs of future clinical trials.

In consideration for the acquisition of assets pursuant to the Asset Purchase Agreement, Acorda paid NeurogesX $7.5 million in cash and will pay up to an additional $5.0 million of post-closing milestone payments (“Milestone Payments”), as follows:

•
$2.0 million upon the approval for sale of an NP-1998 liquid formulation product in the United States for the cutaneous treatment of PDN in humans, if FDA approval is obtained prior to December 31, 2016; and

•
$3.0 million if net sales of an NP-1998 approved product in Acorda’s territory reach $100,000,000 during the first 12 months that such product is sold in Acorda’s territory, commencing with the first date that such product is commercially available for purchase anywhere in Acorda’s territory. Acorda’s territory consists of all territories worldwide other than those jurisdictions covered by the Astellas Agreement, which generally comprise countries in Europe, Africa and the Middle East.

There is no assurance that any of the conditions for the Milestone Payments will be met. Refer to Note 7 – Fair Value Measurements for more information on the contingent consideration liability.

Total preliminary estimated purchase price is summarized as follows:

(in thousands)
Cash paid to NeurogesX shareholders and its creditors	$7,499
Fair value of contingent liabilities	205
Total preliminary estimated purchase price	$7,704

The preliminary allocation of the purchase price to the fair value of assets acquired reflects the estimated fair values of NeurogesX’s assets as of the acquisition date. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the NeurogesX transaction to the underlying assets acquired by the Company, based upon the estimated fair values of those assets at the date of acquisition and will classify the fair value of acquired IPR&D as an indefinite-lived asset until the successful completion or abandonment of the associated research and development efforts. The Company accounted for the transaction as a business combination and is in the process of finalizing the valuation of intangible assets and fair value of the contingent purchase price. As a result, the preliminary measurements of intangible assets and certain tangible assets described below are subject to change.  The results of NeurogesX's operations have been included in the consolidated statements of operations from the date of acquisition.

The following table presents the preliminary allocation of purchase price to assets acquired:

(in thousands)
Inventory	$90
Equipment	173
Identifiable intangible assets:
Developed technology - Qutenza	450
In-process research and development – NP-1998	6,991
Fair value of acquired assets	7,704
Aggregate purchase price	7,704
Goodwill	$—

Pro Forma Financial Information (Unaudited)

The following table summarizes certain supplemental pro forma financial information which was prepared as if the acquisition of NeurogesX had occurred as of January 1, 2012.  The unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	Three-month period ended		Three-month period ended
	September 30, 2013		September 30, 2012
(In thousands)	Reported	Pro Forma	Reported	Pro Forma

Net revenues	$84,919	$84,919	$77,437	$80,285
Net income	7,477	7,477	9,594	3,595

	Nine-month period ended		Nine-month period ended
	September 30, 2013		September 30, 2012
(In thousands)	Reported	Pro Forma	Reported	Pro Forma

Net revenues	$243,838	$249,122	$224,342	$232,887
Net income	10,250	6,751	21,985	3,988

The pro forma financial information includes a non-recurring pro forma adjustment of $1.7 million for the nine-month period ended September 30, 2013, related to transaction costs incurred by the Company and NeurogesX as part of the acquisition. Revenue and earnings from the acquired business since the acquisition date included in our consolidated statements of operations were not material.

(4) Share-based Compensation

During the three-month periods ended September 30, 2013 and 2012, the Company recognized share-based compensation expense of $6.5 million and $5.6 million, respectively. During the nine-month periods ended September 30, 2013 and 2012, the Company recognized share-based compensation expense of $18.0 million and $15.3 million, respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2013 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2013 and 2012 were approximately $18.02 and $13.00, respectively. The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2013 and 2012 were approximately $15.76 and $13.74, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:
	For the three-month		For the nine-month
	period ended September 30,		period ended September 30,
(In millions)	2013	2012	2013	2012

Research and development	$1.5	$1.4	$4.2	$3.7
Selling, general and administrative	5.0	4.2	13.8	11.6
Total	$6.5	$5.6	$18.0	$15.3

A summary of share-based compensation activity for the nine-month period ended September 30, 2013 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2013	5,667	$22.30
Granted	1,600	31.05
Cancelled	(165)	27.48
Exercised	(797)	15.29
Balance at September 30, 2013	6,305	$25.27	7.0	$56,639
Vested and expected to vest at September 30, 2013	6,237	$25.22	7.0	$56,316
Vested and exercisable at September 30, 2013	3,675	$22.97	5.7	$41,346

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2013	458
Granted	211
Vested	(22)
Forfeited	(30)
Nonvested at September 30, 2013	617

Unrecognized compensation cost for unvested stock options and restricted stock awards as of September 30, 2013 totaled $46.6 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

 (5) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2013 and 2012:

(In thousands, except per share data)	Three-month period ended September 30, 2013	Three-month period ended September 30, 2012	Nine-month period ended September 30, 2013	Nine-month period ended September 30, 2012
Basic and diluted
Net income	$7,477	$9,594	$10,250	$21,985
Weighted average common shares outstanding used in computing net income per share—basic	40,315	39,463	40,037	39,412
Plus: net effect of dilutive stock options and restricted common shares	1,681	696	1,504	810
Weighted average common shares outstanding used in computing net income per share—diluted	41,996	40,159	41,541	40,222
Net income per share—basic	$0.19	$0.24	$0.26	$0.56
Net income per share—diluted	$0.18	$0.24	$0.25	$0.55

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended September 30, 2013	Three-month period ended September 30, 2012	Nine-month period ended September 30, 2013	Nine-month period ended September 30, 2012
Denominator
Stock options and restricted common shares	1,558	3,910	2,786	3,831
Convertible note	39	48	39	48

 (6) Income Taxes

For the three-month periods ended September 30, 2013 and 2012, the Company recorded a $3.5 million and $533,000 provision for income taxes, respectively, based upon its estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended September 30, 2013 and 2012 were 32.0% and 5.2%, respectively.  For the nine-month periods ended September 30, 2013 and 2012, the Company recorded a $5.9 million and $1.2 million provision for income taxes, respectively, based upon its estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the nine-month periods ended September 30, 2013 and 2012 were 36.8% and 5.1%, respectively. As a result of the January 2013 extension of the Federal research and development tax credit retroactive to January 2012 the Company recorded a benefit of $1.2 million for the estimated 2012 credit. During the nine-month period ended September 30, 2013 the Company also settled an IRS examination of their corporate income tax returns for years ending December 31, 2009 through December 31, 2011.  The impact of the settlement partially offset the benefit recorded for the research and development tax credit.

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

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and the Company’s Level 2 assets consist of high-quality government bonds and are valued using market prices on the active markets.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and Level 2 assets are valued using quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 3 liabilities represent our put/call liability related to the Paul Royalty Fund (PRF) transaction and contingent consideration related to the NeurogesX acquisition. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2013.

(In thousands)	Level 1	Level 2	Level 3
September 30, 2013
Assets Carried at Fair Value:
Cash equivalents	$38,381	$—	$—
Short-term investments	—	246,043	—
Long-term investments	—	57,069	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	—
Contingent purchase price	—	—	205
December 31, 2012
Assets Carried at Fair Value:
Cash equivalents	$27,932	$—	$—
Short-term investments	—	191,949	—
Long-term investments	—	99,363	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	329
Contingent purchase price	—	—	—

The following tables present additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Put/call liability

(In thousands)	Three-month period ended September 30, 2013	Three-month period ended September 30, 2012	Nine-month period ended September 30, 2013	Nine-month period ended September 30, 2012
Put/call liability:
Balance, beginning of period	$—	$511	$329	$1,030
Total realized and unrealized gains included in selling, general and administrative expenses:	—	43	(329)	(476)
Balance, end of period	$—	$554	$—	$554

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

Contingent purchase price

(In thousands)	Three-month period ended September 30, 2013	Three-month period ended September 30, 2012	Nine-month period ended September 30, 2013	Nine-month period ended September 30, 2012
Contingent purchase price:
Balance, beginning of period	$—	$—	$—	$—
Fair value of contingent purchase price as of July 8, 2013	205	—	205	—
Fair value adjustment to contingent purchase price included in selling, general and administrative expenses:	—	—	—	—
Balance, end of period	$205	$—	$205	$—

The Company measures the fair value of the contingent purchase price using a Monte Carlo simulation. Using this approach, the present value of each of the milestone payments is calculated using the probability of milestone achievement under various different scenarios. Some of the more significant assumptions used in the valuation include (i) the probability of FDA approval for NP-1998 and (ii) the variability in net sales for NP-1998 if FDA approval is achieved. The milestone achievement probabilities range from 0% to 10%, and the milestone payment outcomes range from $0 to $5.0 million. The valuation will be performed periodically when the significant assumptions change.  Fair value adjustments will be included in selling, general and administrative expenses. There is no assurance that any of the conditions for the milestone payments will be met. Refer to Note 3 – Acquisition for more information on the milestones associated with the contingent consideration liability.

The contingent purchase price has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the probability of FDA approval for NP-1998 and the likelihood of trigger events, the estimated fair value could be significantly higher or lower than the fair value we determined. The Company may be required to record losses in future periods.

(8) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2013
US Treasury bonds	$302,948	$164	$—	$303,112
December 31, 2012
US Treasury bonds	291,209	104	(1)	291,312

The contractual maturities of short-term available-for-sale debt securities at September 30, 2013 and December 31, 2012 are greater than 3 months but less than 1 year. The contractual and intended maturities of long-term available-for-sale debt securities at September 30, 2013 and December 31, 2012 are greater than 1 year and up to 15 months. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of September 30, 2013.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $38.4 million and $27.9 million as of September 30, 2013 and December 31, 2012, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive (loss) income.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the nine months ended September 30, 2013, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities	Total
Balance at December 31, 2012	$62	$62
Other comprehensive income before reclassifications:	36	36
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	36	36
Balance at September 30, 2013	$98	$98

(9) Collaborations, Alliances, and Other Agreements

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

As of September 30, 2009, the Company recorded a license receivable and deferred revenue of $110.0 million for the upfront payment due to the Company from Biogen Idec under the Collaboration Agreement. Also, as a result of such payment to Acorda, a payment of $7.7 million became payable by Acorda to Alkermes and was recorded as a cost of license payable and deferred expense. The payment of $110.0 million was received from Biogen Idec on July 1, 2009 and the payment of $7.7 million was made to Alkermes on July 7, 2009.

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $2.3 million and $6.8 million in license revenue, a portion of the $110.0 million received from Biogen Idec, and $159,000 and $476,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during the three and nine-month periods ended September 30, 2013, respectively.

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

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the three-month periods ended September 30, 2013 and 2012, the Company recognized royalty revenue of $869,000 and $1.5 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the three-month periods ended September 30, 2013 and 2012, the Company also recognized revenue and a corresponding cost of sales of $1.0 million and $550,000, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

During the nine-month periods ended September 30, 2013 and 2012, the Company recognized royalty revenue of $6.0 million and $4.7 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the nine-month periods ended September 30, 2013 and 2012, the Company also recognized revenue and a corresponding cost of sales of $2.7 and $2.0 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

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

The patent and other intellectual property and other rights relating to the Diazepam Nasal Spray product are licensed from SK Biopharmaceuticals Co., Ltd. (SK).  Pursuant to the SK license, which granted worldwide rights to Neuronex, except certain specified Asian countries, the Company’s subsidiary Neuronex is obligated to pay SK up to $8.0 million upon the achievement of specified development milestones with respect to the Diazepam Nasal Spray product and up to $3.0 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  A $1.0 million milestone was triggered during the three-month period ending September 30, 2013 upon the acceptance of an FDA new drug application (NDA).  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.

The Company evaluated the transaction based upon the guidance of ASC 805, Business Combinations, and concluded that it only acquired inputs and did not acquire any processes.  At the time of acquisition the Company had to develop its own processes in order to produce an output. Therefore the Company accounted for the transaction as an asset acquisition and accordingly the $2.0 million upfront payment, $1.5 million in research funding and $6.8 million of closing consideration net of tangible net assets acquired of $3.7 million which were primarily the taxable amount of net operating loss carryforwards, were expensed as research and development expense during the twelve-month period ended December 31, 2012.

(10) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2012. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible, the Company is not able to estimate any ranges of losses as of September 30, 2013. Litigation expenses are expensed as incurred.

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $77.8 million for the three-months ended September 30, 2013 and $69.8 million for the three-months ended September 30, 2012.

More than 80,000 patients have tried Ampyra therapy since the 2010 launch.  As of September 2013, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.

Ampyra is marketed in the United States through our own specialty sales force and commercial infrastructure. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Managed Markets Account Directors who provide information and assistance to payers and physicians on Ampyra, and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives.

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

Three of the largest national health plans in the U.S. – Aetna, United Healthcare and Cigna – have listed Ampyra in the lowest competitive tier, which means that it is listed in either the lowest branded co-pay tier or the lowest branded specialty tier (if more than one specialty tier exists) of their commercial preferred drug list or formulary.  Approximately 75% of commercially insured individuals in the U.S. continue to have no or limited prior authorization requirements, or PAs, for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  The access figure is calculated based on the number of pharmacy lives reported by commercial health plans.

License and Collaboration Agreement with Biogen Idec

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009.  Fampyra is commercially available in a number of European Union countries and in Canada, Australia, New Zealand and Israel, and Biogen Idec anticipates making Fampyra commercially available in additional markets, and anticipates regulatory approval in other countries.  We received a $25.0 million milestone payment from Biogen Idec in 2011, which was triggered by Biogen Idec’s receipt of conditional approval from the European Commission for Fampyra.  The next expected milestone payment would be $15.0 million, due when ex-U.S. net sales exceed $100.0 million over four consecutive quarters.

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

•
The third, which issued in January  2013, is U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2026.

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

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $815,000 for the three-months ended September 30, 2013 and $1.9 million for the three-months ended September 30, 2012.  In 2012, Apotex Inc. commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.

NeurogesX Transaction

In July 2013, we completed the acquisition of two neuropathic pain management assets from NeurogesX, Inc., including: Qutenza®, which is approved by the FDA for the management of neuropathic pain associated with postherpetic neuralgia, also known as post-shingles pain; and NP-1998, a Phase 3 ready, prescription strength capsaicin topical solution, being assessed for the treatment of neuropathic pain. NP-1998 was previously referred to as NGX-1998.  We made a $7.5 million payment to acquire development and commercialization rights for Qutenza and NP-1998 in the United States, Canada, Latin America and certain other territories.  We will also make up to $5.0 million in payments contingent upon the achievement of certain regulatory and sales milestones related to NP-1998.

Astellas Pharma Europe Ltd. has exclusive commercialization rights for Qutenza in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa.  Astellas also has an option to develop NP-1998 in those same territories.

Qutenza is a dermal patch containing 8% prescription strength capsaicin that is applied once every three months for the management of neuropathic pain associated with postherpetic neuralgia. The drug was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  We plan to support Qutenza in the United States using our existing commercial organization, including our specialty neurology sales force of approximately 100 sales professionals, as well as our medical and safety reporting infrastructure.  Net revenue for Qutenza was $103,000 for the three-months ended September 30, 2013.

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

Research & Development Programs

We are developing what we believe is one of the industry’s leading pipelines of novel neurological therapies.  We are developing Diazepam Nasal Spray, which we acquired in December 2012, for the treatment of certain epileptic seizures.  We are also studying dalfampridine extended release tablets to improve a range of functional impairments, in addition to walking disability, caused by MS, as well as its potential use in other neurological conditions, including post-stroke deficits.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function.  We are developing the clinical stage compounds AC105 for acute treatment of SCI, GGF2 for the treatment of heart failure, and rHIgM22, a remyelinating monoclonal antibody, for the treatment of MS.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and peripheral nerve injury.  Chondroitinase, an enzyme that encourages nerve plasticity in SCI, is in preclinical development.  We believe these programs for restoring neurologic and/or cardiac function have the potential to be first-in-class therapies, and may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, or TBI, because many of the mechanisms of tissue damage and repair are similar.  Our research and development programs also include our recently acquired NP-1998 program, described above.

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

In November 2013, we announced that we submitted a New Drug Application (NDA) filing for Diazepam Nasal Spray to the FDA.  We expect the filing to be reviewed under the criteria established by the Prescription Drug User Fee Act (PDUFA-4), which provides for a standard 10-month review timeframe or expedited 6-month review timeframe.   We anticipate a standard review for Diazepam Nasal Spray.

Diazepam Nasal Spray was filed under section 505(b)2 of the Food Drug and Cosmetic Act, referencing data from a therapy previously approved by the FDA (DIASTAT® Rectal Gel) and providing pharmacokinetic data comparing the reference product to Diazepam Nasal Spray. The Company is initially seeking an indication for Diazepam Nasal Spray in adults with epilepsy who experience cluster seizures, also known as acute repetitive seizures.  It also plans to pursue a pediatric indication.

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

Ampyra Development Programs

We believe there may be potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, we have conducted a Phase 2 proof-of-concept trial of dalfampridine extended release tablets in post-stroke deficits.  This study, which was initiated in 2012, explored the use of dalfampridine in patients who have experienced a stroke at least 6 months prior to enrollment and who have stabilized with chronic neurologic deficits, which may include impaired walking, motor and sensory function and manual dexterity.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial targeted motor impairments that remain after such recovery.  In April 2013, we announced that data from the proof-of-concept trial showed improved walking in people with post-stroke deficits.  In October 2013, we provided additional information regarding the study results.  The safety findings in this study were consistent with previously clinical trials and post-marketing experience of dalfampridine-ER in MS.  We plan to proceed with a clinical development program for this indication.  We plan to present data from the post-stroke deficits trial in appropriate medical forums following additional analysis of the data.  We also are continuing to evaluate possible grants for investigator-initiated studies looking for potential benefits on a range of functional deficits in MS and other neurological disorders.

We have been working with external partners on a once-daily formulation of dalfampridine.  We are planning to move forward with a Phase 2b/3 study that will assess the use of a once-daily formulation of dalfampridine as a treatment for post-stroke walking deficits.  Pending discussions with FDA and results of a second pharmacokinetic study of the once-daily formulation, we plan to begin the trial in the second quarter of 2014.

Also, we previously conducted a proof-of-concept clinical study of dalfampridine in adults with cerebral palsy, or CP.  The study included a single dose phase primarily intended to evaluate safety and tolerability, and a second multi-dose phase study to evaluate both safety and efficacy. In April 2013 we announced that efficacy from the second phase suggested potential treatment activity on measures of walking and hand strength, but that these data were still being analyzed to determine if they were sufficiently robust to warrant further clinical studies. After a thorough analysis of the study, we concluded that although there were some signs of biological activity the data were not strong enough to justify additional clinical development and we will not proceed with additional CP trials.

AC105

In June 2011, we entered into a License Agreement with Medtronic, Inc. and one of its affiliates, pursuant to which we acquired worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol (which we refer to as AC105).  Pursuant to the License Agreement, we paid Medtronic an upfront fee of $3 million and are obligated to pay up to an additional $32 million upon the achievement of specified regulatory and development milestones.  If we commercialize AC105, we will also be obligated to pay a single-digit royalty on sales. We plan to study AC105 as an acute treatment for patients who have suffered neurological trauma, such as SCI and TBI.  We submitted a Phase 2 clinical trial protocol for AC105 for acute treatment of SCI to the FDA for review.  In September 2013, we announced that the first patient was enrolled in this clinical trial. This trial will evaluate the safety and tolerability of AC105 in people with traumatic SCI, and also incorporates several exploratory efficacy measures.

Glial Growth Factor 2

We have completed a GGF2 Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In March 2013, we presented three-month data from this clinical trial in a platform presentation at the American College of Cardiology (ACC) annual meeting. These data showed a dose-related improvement in ejection fraction in addition to safety findings.  Dose-limiting toxicities were also identified in the highest planned dose cohort including acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  In October 2013, we announced that the first patient was enrolled in the second clinical trial of GGF2.  This Phase 1b single-infusion trial in people with heart failure will assess tolerability of three dose levels of GGF2, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

Remyelinating Antibodies

We have a remyelinating antibodies program that we acquired under license from the Foundation for Medical Education and Research, or Mayo Clinic.  Studies have demonstrated the ability of this family of antibodies to stimulate repair of the myelin sheath in three different animal models of MS.  Some antibodies within this portfolio also stimulate the growth of neurons and may have applications beyond demyelinating disorders.  First identified in mice, similar remyelinating antibodies were subsequently identified in human blood samples by Mayo Clinic and we have been able to produce a recombinant human antibody (rHIgM22) that may be suitable for clinical development.  We are developing this antibody as a potential therapeutic for MS.  We believe a therapy, such as this antibody, that could repair myelin sheaths has the potential to restore substantial neurological function to those affected by demyelinating conditions.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory efficacy measures.

Chondroitinase Program

We are continuing research on the potential use of chondroitinases for the treatment of injuries to the brain and spinal cord, as well as other neurotraumatic indications.  The chondroitinase program is in the research and translational development phase and has not yet entered formal preclinical development.

Corporate Update

In October 2013, we announced the appointment of Michael Rogers as our Chief Financial Officer, and the appointment of David Lawrence, who has served as our Chief Financial Officer since January 2005, to the new position of Chief of Business Operations.  As Chief of Business Operations, Mr. Lawrence will have oversight of our technical operations/manufacturing, project management, information technology, facilities, and certain other functions.

Outlook for 2013

Financial Guidance for 2013

We are providing the following guidance with respect to our 2013 financial performance:

•	We expect 2013 net revenue from the sale of Ampyra to range from $295 million to $305 million. We are encouraged by our sales in fourth quarter to date, and this is a narrowing of previous guidance.

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

•
Research and development expenses in 2013 are expected to range from $45 million to $55 million, excluding share-based compensation charges.  This is a revision from previous guidance, and results from the decision to not move forward with a clinical program for dalfampridine in CP and adjustments in other research and development programs.  Research and development expenses in 2013 related to Ampyra include proof-of-concept studies in CP and post-stroke deficits, and sponsorship of investigator-initiated studies. Additional expenses include clinical trials for AC105 and rHIgM22, continued development of Diazepam Nasal Spray and GGF2, as well as ongoing preclinical studies.  This guidance is not affected by the acquisition of assets from NeurogesX, Inc., but excludes costs associated with expenditures related to the potential acquisition of new products or other business development activities.  Research and development expenses are expected to increase in 2014 as our clinical programs advance.

•
Selling, general and administrative expenses in 2013 are expected to range from $165 million to $175 million, excluding share-based compensation charges.  This is a revision from previous guidance, based on changes in program timing.  SG&A expenses will be primarily driven by support for Ampyra and the dalfampridine franchise, the possible commercialization of Diazepam Nasal Spray, if approved, and the development of our pipeline products.  This guidance is not affected by the acquisition of assets from NeurogesX, Inc., but excludes costs associated with expenditures related to the potential acquisition of new products or other business development activities. SG&A expenses are expected to increase in 2014 as we move closer to the potential launch of Diazepam Nasal Spray.

•
We expect to be cash flow positive in 2013. This guidance is not affected by the acquisition of assets from NeurogesX, Inc., but excludes costs associated with expenditures related to the potential acquisition of new products or other business development activities.

The range of SG&A and R&D expenditures for 2013 are non-GAAP financial measures because they exclude share-based compensation charges and costs associated with product acquisitions.  Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP.  However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock and expenses that do not arise from the ordinary course of our business.  We believe these non-GAAP financial measures help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance.  Also, our management uses these non-GAAP financial measures to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Development Pipeline Goals

Our planned goals and key initiatives with respect to our development pipeline for the remainder of 2013 are as follows:

•
Continue with activities to prepare for a potential commercial launch of Diazepam Nasal Spray in 2014, subject to receiving FDA approval, including conducting market research, holding advisory boards, and completing managed market assessments.  In November 2013, we announced that we submitted an NDA filing for Diazepam Nasal Spray to the FDA.  We expect the filing to be reviewed under the criteria established by the Prescription Drug User Fee Act (PDUFA-4), which provides for a standard 10-month review timeframe or expedited 6-month review timeframe.   We anticipate a standard review for Diazepam Nasal Spray.

•
Continue planning for a Phase 2b/3 study that will assess the use of a once-daily formulation of dalfampridine as a treatment for post-stroke walking deficits.  Pending discussions with FDA and results of a second pharmacokinetic study of the once-daily formulation, we plan to begin the trial in the second quarter of 2014.

•	Continue to progress our Phase 1 clinical trial of rHIgM22, which we initiated in April 2013.

•
Continue to progress our second clinical trial of GGF2, a Phase 1b single-infusion trial in people with heart failure that will assess tolerability of three dose levels of GGF2, and which also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  In October 2013, we announced that the first patient was enrolled in this clinical trial.

•
Continue to progress our AC105 clinical trial, which is evaluating the safety and tolerability of AC105 in people with traumatic SCI, and also incorporates several exploratory efficacy measures.  In September 2013, we announced that the first patient was enrolled in this clinical trial.

•	Continue funding of ongoing investigator-initiated studies of Ampyra in MS, focused on a range of functional deficits in MS and other neurological disorders.

Results of Operations

Three-Month Period Ended September 30, 2013 Compared to September 30, 2012

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser Permanente and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $77.8 million as compared to $69.8 million for the three-month periods ended September 30, 2013 and 2012, respectively, an increase of $8.0 million, or 11.5%.  The net revenue increase comprised net volume increases of $1.0 million and price increases net of discount and allowance adjustments of $7.0 million. Net revenue from sales of Ampyra increased for the three-month period ended September 30, 2013 compared to the same period of 2012 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs. Effective January 2, 2013, we increased our sale price to our customers by 10.75%.

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

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules during the three-month period ended September 30, 2013.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $815,000 for the three-month period ended September 30, 2013, as compared to $1.9 million for the three-month period ended September 30, 2012. The decrease was due to the commercial launch of generic versions of tizanidine hydrochloride capsules.  Net product revenues also include $1.0 million, which represents the sale of Zanaflex Capsules authorized generic product to Actavis for the three-month period ended September 30, 2013.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The decrease in net revenues was also the result of a disproportionate decrease in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Qutenza

We recognize product sales of Qutenza following shipment of product to our specialty distributor. We recognized net revenue from the sale of Qutenza to these customers of $103,000 for the three-month period ended September 30, 2013.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended September 30, 2013 and 2012, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $2.0 million and $1.5 million in royalty revenue for the three-month periods ended September 30, 2013 and 2012, respectively, related to ex-U.S. sales of Fampyra by Biogen Idec.

We also recognized $869,000 and $1.4 million in royalty revenue for the three-month periods ended September 30, 2013 and 2012, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

Ampyra

We recorded cost of sales of $15.6 million for the three-month period ended September 30, 2013 as compared to $13.8 million for the three-month period ended September 30, 2012. Cost of sales for the three-month period ended September 30, 2013 consisted primarily of $13.6 million in inventory costs related to recognized revenues.  The cost of Ampyra inventory is based on a percentage of net product sales of the product in the quarter shipped to Acorda by Alkermes or our alternative manufacturer.  Cost of sales for the three-month period ended September 30, 2013 also consisted of $1.8 million in royalty fees based on net sales, $147,000 in amortization of intangible assets, and $33,000 in period costs related to freight and stability testing.

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

Zanaflex

We recorded cost of sales of $411,000 for the three-month period ended September 30, 2013 as compared to $398,000 for the three-month period ended September 30, 2012. Cost of sales for the three-month period ended September 30, 2013 consisted of $235,000 in inventory costs primarily related to recognized revenues, $121,000 in royalty fees based on net product shipments, and $55,000 in period costs related to packaging, freight and stability testing. Cost of sales also includes $1.0 million of costs for Zanaflex Capsules authorized generic product sold for the three-month period ended September 30, 2013.

Cost of sales for the three-month period ended September 30, 2012 included $249,000 in inventory costs related to recognized revenues, $114,000 in royalty fees based on net product shipments, and $35,000 in period costs related to freight and stability testing.  Payments to and interest expense related to the PRF transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Qutenza

We recorded cost of sales of $117,000 for the three-month period ended September 30, 2013. Cost of sales for the three-month period ended September 30, 2013 consisted of $71,000 in inventory costs related to recognized revenues as well as inventory obsolescence and royalty fees based on net product shipments,  $28,000 in amortization of intangible assets and $18,000 in period costs related to inventory destruction, freight and stability testing.

Cost of License Revenue

We recorded cost of license revenue of $159,000 for the three-month periods ended September 30, 2013 and 2012, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes plc (Alkermes), formerly Elan Corporation, plc (Elan) in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended September 30, 2013 were $13.8 million as compared to $12.0 million for the three-month period ended September 30, 2012, an increase of approximately $1.8 million, or 15%.  The increase was primarily due to an increase of $2.2 million for current year research and development expenses related to Diazepam Nasal Spray.  A $1.0 million milestone payable to SK was triggered during the three-month period ending September 30, 2013 upon the acceptance of an FDA new drug application (NDA).  The increase was also due to an increase in overall research and development staff, compensation and related expenses of $1.2 million to support the various research and development initiatives, an increase of $926,000 in preclinical expenses for the remyelinating antibodies program (rHIgM22), and an increase of $234,000 for pipeline research related to AC105. The increases in research and development expenses for the three-month period ended September 30, 2013 were partially offset by a decrease of $2.8 million related to our life cycle management program for Ampyra due to timing.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended September 30, 2013 were $23.9 million compared to $23.6 million for the three-month period ended September 30, 2012, an increase of approximately $370,000, or 2%.  The increase was attributable to an increase in overall compensation, benefits, and other selling expenses of $733,000 and an increase of $589,000 for pre-launch activities associated with the possible commercialization of Diazepam Nasal Spray, if approved. The increase in sales and marketing expenses was partially offset by a decrease in overall marketing, selling, distribution, and market research expenses for Ampyra of $918,000.

General and administrative expenses for the three-month period ended September 30, 2013 were $18.4 million compared to $16.5 million for the three-month period ended September 30, 2012, an increase of approximately $1.8 million, or 11%. This increase was the result of an increase of $3.1 million for staff and compensation expenses and other expenses related to supporting the growth of the organization.   The increases in general and administrative expenses for the three-month period ended September 30, 2013 were partially offset by a decrease of $814,000 in safety and surveillance expense and a decrease medical affairs expenses including educational programs of $460,000.

Other Expense

Other expense was $382,000 for the three-month period ended September 30, 2013 compared to $239,000 for the three-month period ended September 30, 2012, an increase of approximately $143,000, or 60%. The increase was due to an increase in interest expense of $171,000 principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales partially offset by an increase in interest income of $27,000.

Provision for Income Taxes

For the three-month periods ended September 30, 2013 and 2012, we recorded a provision for income taxes of $3.5 million and a $533,000, respectively, based upon our estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the three-month periods ended September 30, 2013 and 2012 were 32.0% and 5.2%, respectively.

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

Nine-Month Period Ended September 30, 2013 Compared to September 30, 2012

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser Permanente and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $217.9 million as compared to $193.4 million for the nine-month periods ended September 30, 2013 and 2012, respectively, an increase of $24.5 million, or 13%.  The net revenue increase comprised net volume increases of $5.7 million and price increases net of discount and allowance adjustments of $18.9 million. Net revenue from sales of Ampyra increased for the nine-month period ended September 30, 2013 compared to the same period of 2012 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs. Effective January 2, 2013, we increased our sale price to our customers by 10.75%.

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

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules during the nine-month period ended September 30, 2013.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $3.3 million for the nine-month period ended September 30, 2013, as compared to $11.6 million for the nine-month period ended September 30, 2012. The decrease was due to the commercial launch of generic versions of tizanidine hydrochloride capsules in February 2012.  Net product revenues also include $2.7 million, which represents the sale of Zanaflex Capsules authorized generic product to Actavis for the nine-month period ended September 30, 2013.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2013 and beyond.  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The decrease in net revenues was also the result of a disproportionate decrease in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Qutenza

We recognize product sales of Qutenza following shipment of product to our specialty distributor. We recognized net revenue from the sale of Qutenza to these customers of $103,000 for the nine-month period ended September 30, 2013.

License Revenue

We recognized $6.8 million in license revenue for the nine-month periods ended September 30, 2013 and 2012, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $7.1 million and $5.8 million in royalty revenue for the nine-month periods ended September 30, 2013 and 2012, respectively related to ex-U.S. sales of Fampyra by Biogen Idec. In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. Biogen Idec launched Fampyra in Germany in August 2011. During the six-month period ended June 30, 2012, the government agency completed its comparative efficacy assessment of Fampyra indicating a range of pricing below Biogen Idec’s initial launch price, which was unregulated for the first 12 months after launch consistent with German law. The Company recognized royalty revenue during a portion of 2012 based on the lowest point of the initially indicated German pricing authority range.  Biogen Idec signed the pricing agreement during the three-month period ended March 31, 2013 and the Company recognized additional royalty revenue related to 2012, contributing to the increase in royalty revenue as compared to the nine-month period ended September 30, 2013.

We also recognized $6.0 million and $4.7 million in royalty revenue for the nine-month periods ended September 30, 2013 and 2012, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

Ampyra

We recorded cost of sales of $43.8 million for the nine-month period ended September 30, 2013 as compared to $37.0 million for the nine-month period ended September 30, 2012. Cost of sales for the nine-month period ended September 30, 2013 consisted primarily of $38.1 million in inventory costs related to recognized revenues.  The cost of Ampyra inventory is based on a percentage of net product sales of the product in the quarter shipped to Acorda by Alkermes or our alternative manufacturer.  Cost of sales for the  nine-month period ended September 30, 2013 also consisted of $5.2 million in royalty fees based on net sales, $441,000 in amortization of intangible assets, and $83,000 in period costs related to freight and stability testing.

Cost of sales for the nine-month period ended September 30, 2012 consisted primarily of $32.0 million in inventory costs related to recognized revenues.  Cost of sales for the nine-month period ended September 30, 2012 also consisted of $4.7 million in royalty fees based on net sales, $441,000 in amortization of intangible assets, and $127,000 in period costs related to freight and stability testing.

Zanaflex

We recorded cost of sales of $1.1 million for the nine-month period ended September 30, 2013 as compared to $1.8 million for the nine-month period ended September 30, 2012. Cost of sales for the nine-month period ended September 30, 2013 consisted of $611,000 in inventory costs primarily related to recognized revenues, $315,000 in royalty fees based on net product shipments, and $141,000 in period costs related to packaging, freight and stability testing. Cost of sales also includes $2.7 million of costs for Zanaflex Capsules authorized generic product sold for the nine-month period ended September 30, 2013.

Cost of sales for the nine-month period ended September 30, 2012 included $1.1 million in inventory costs related to recognized revenues, $629,000 in royalty fees based on net product shipments, and $69,000 in period costs related to packaging, freight, and stability testing.  Payments to and interest expense related to the PRF transaction discussed below in the section titled “Liquidity and Capital Resources” do not impact the Company’s cost of sales.

Qutenza

We recorded cost of sales of $117,000 for the nine-month period ended September 30, 2013. Cost of sales for the nine-month period ended September 30, 2013 consisted of $71,000 in inventory costs related to recognized revenues as well as inventory obsolescence and royalty fees based on net product shipments,  $28,000 in amortization of intangible assets and $18,000 in period costs related to inventory destruction, freight and stability testing.

Cost of License Revenue

We recorded cost of license revenue of $476,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes plc (Alkermes), formerly Elan Corporation, plc (Elan) in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2013 were $39.6 million as compared to $35.7 million for the nine-month period ended September 30, 2012, an increase of approximately $3.9 million, or 11%. The increase was primarily due to an increase in overall research and development staff, compensation and related expenses of $5.5 million to support the various research and development initiatives.  The increase was also due to an increase of $1.8 million for current year research and development expenses related to Diazepam Nasal Spray, and an increase of $1.6 million in preclinical expenses for the remyelinating antibodies program (rHIgM22), an increase of $625,000 for technical operations and regulatory costs associated with our various pipeline initiatives (exclusive of Diazepam Nasal Spray expenses), and an increase of $546,000 related to GGF2. A $1.0 million milestone payable to SK was triggered during the nine-month period ending September 30, 2013 upon the acceptance of an FDA new drug application (NDA). The increases in research and development expenses for the nine-month period ended September 30, 2013 were partially offset by a decrease of $6.3 million related to our life cycle management program for Ampyra due to timing.

Selling, General and Administrative

Sales and marketing expenses for the nine-month period ended September 30, 2013 were $82.9 million compared to $76.3 million for the nine-month period ended September 30, 2012, an increase of approximately $6.7 million, or 9%.  The increase was attributable to an increase in overall compensation, benefits, and other selling expenses of $4.0 million. The increase was also related to an increase of $2.2 million for pre-launch activities associated with the possible commercialization of Diazepam Nasal Spray, if approved, as well as an increase in overall marketing, selling, distribution, and market research expenses for Ampyra of $600,000.

General and administrative expenses for the nine-month period ended September 30, 2013 were $55.6 million compared to $46.8 million for the nine-month period ended September 30, 2012, an increase of approximately $8.8 million, or 19%. This increase was the result of an increase of $8.1 million for staff and compensation expenses and other expenses related to supporting the growth of the organization, an increase in business development expenses of $1.0 million, and an increase of $870,000 for an FDA post approval commitment study on Zanaflex Capsules.   The increases in general and administrative expenses for the nine-month period ended September 30, 2013 were partially offset by a decrease in medical affairs expenses including educational programs of $1.2 million.

Other Expense

Other expense was $1.4 million for the nine-month period ended September 30, 2013 compared to $1.1 million for the nine-month period ended September 30, 2012, an increase of approximately $275,000, or 25%. The increase was due to an increase in interest expense of $383,000 principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales offset by a slight increase in interest income of $108,000.

Provision for Income Taxes

For the nine-month periods ended September 30, 2013 and 2012, we recorded a provision for income taxes of $5.9 million and a $1.2 million, respectively, based upon our estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the nine-month periods ended September 30, 2013 and 2012 were 36.8% and 5.1%, respectively. As a result of the January 2013 extension of the Federal research and development tax credit retroactive to January 2012 we recorded a benefit of $1.2 million for the estimated 2012 credit.  During the nine-month period ended September 30, 2013 the Company also settled an IRS examination of their corporate income tax returns for years ending December 31, 2009 through December 31, 2011.  The impact of the settlement partially offset the benefit recorded for the research and development tax credit.

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

We were cash flow positive in 2012 and, at September 30, 2013, we had $349.4 million of cash, cash equivalents and short-term and long-term investments, compared to $333.2 million at December 31, 2012.  We expect to be cash flow positive in 2013. Any investments classified as long-term had maturity dates of no later than December 31, 2014. We believe that we have sufficient cash, cash equivalents, short-term and long-term investments on hand, in addition to cash expected to be generated from operations, to fund our 2013 business plan, including our currently anticipated development pipeline activities in 2013.

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Ampyra, the continued progress of our research and development activities, the amount and timing of milestone or other payments payable under collaboration, license and acquisition agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, and the extent to which we acquire or in-license new products and compounds including the development costs relating to those products or compounds.  To the extent our capital resources are insufficient to meet future operating requirements we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all.

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.  As of September 30, 2013, $4.3 million of these promissory notes was outstanding, which amount includes accrued interest. The third of seven annual payments on this note was due and paid on the three year anniversary of Ampyra approval on January 22, 2013 and will continue to be paid annually until paid in full.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of September 30, 2013, referred to as the revenue interest liability, of approximately $1.9 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.8%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as

PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. As of September 30, 2013, the Company has no liability recorded related to the put/call option to reflect its current estimated fair value due to the timing and amount of current projections. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  We believe that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, we estimate that the incremental cost to the Company in excess of amounts already accrued to PRF at September 30, 2013 would be no more than approximately $1.8 million.

Investment Activities

At September 30, 2013, cash, cash equivalents, short-term and long-term investments were approximately $349.4 million, as compared to $333.2 million at December 31, 2012. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of September 30, 2013, our cash and cash equivalents were $46.2 million, as compared to $41.9 million as of December 31, 2012. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $246.0 million as of September 30, 2013, as compared to $191.9 million as of December 31, 2012. Our long-term investments consist of US Treasury bonds with original maturities greater than one year. The balance of these investments was $57.1 million as of September 30, 2013, as compared to $99.4 million as of December 31, 2012.

Net Cash Provided by Operations

Net cash provided by operations was $20.1 million for the nine-month period ending September 30, 2013 while $35.4 million was provided for the nine-month period ended September 30, 2012. Cash provided by operations for the nine-month period ended September 30, 2013 was primarily due to a decrease in working capital items of $13.8 million attributable to a decrease in accounts payable, accrued expenses, prepaid items, and accounts receivable and an increase in inventory held by the company.  Cash provided by operations was also attributable to a decrease in non-current portion of deferred license revenue of $6.8 million and a gain due to the reduction of our put/call liability related to the PRF revenue interest agreement $329,000. Cash provided by operations was partially offset by non-cash share-based compensation expense of $18.0 million, depreciation and amortization of $4.6 million, net income of $10.3 million, a deferred tax provision of $6.1 million, an increase of deferred product revenue related to Zanaflex of $1.9 million, and amortization of net premiums and discounts on investments of $1.8 million.

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

Net Cash Used in Investing

Net cash used in investing activities for the nine-month period ended September 30, 2013 was $27.2 million, primarily due to $128.0 million in purchases of investments, acquisitions of $7.5 million, purchases of property and equipment of $3.7 million, and purchases of intangible assets of $2.5 million, partially offset by $114.5 million in proceeds from maturities and sales of investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the nine-month period ended September 30, 2013 was $11.5 million, primarily due to $12.2 million in net proceeds from the issuance of common stock and exercise of stock options partially offset by $670,000 in repayments to PRF.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2012. The acquisition of certain NeurogesX assets during the nine-month period ending September 30, 2013 increased our contractual commitments.  Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the nine-month period ended September 30, 2013, commitments related to the purchase of inventory decreased as compared to December 31, 2012. As of September 30, 2013, we have inventory-related purchase commitments totaling approximately $17.3 million.

Under certain license agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain license agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. As of September 30, 2013, we have committed to make potential future milestone payments to third parties of up to approximately $206 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2013, such contingencies have not been recorded in our financial statements with the exception of a liability for the fair value of the contingent consideration relating to two milestones as a result of the acquisition of certain assets of NeurogesX. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, our critical accounting policies have not changed materially from December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at September 30, 2013.

We have cash equivalents, short-term and long-term investments at September 30, 2013, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term and long-term investments approximate their fair value at September 30, 2013. Our investments designated as long-term as of September 30, 2013 had maturity dates no later than December 31, 2014.  At September 30, 2013, we held $349.4 million in cash, cash equivalents, short-term and long-term investments which had an average interest rate of approximately 0.05%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the third quarter of 2013, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1 of Part II of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31 and June 30, 2013, include prior updates to the litigation described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the information in Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, and as further updated by this Item 1A, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Following is the restated text of individual risk factors with changes that have occurred since our publication of risk factors in our 2012 Annual Report on Form 10-K and our update to the risk factors in our Quarterly Report for the quarter ended June 30, 2013.

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

Also, Diazepam Nasal Spray is a proprietary nasal spray formulation of diazepam, which is currently available as an FDA approved rectal gel and in other formulations, such as used for intramuscular and intravenous administration.  Our current understanding is that many patients would prefer a therapeutic delivered intranasally rather than delivery options of rectal or intramuscular administration, but we cannot be certain that physicians would prescribe Diazepam Nasal Spray in preference over the other available formulations of diazepam.  Also, if we obtain FDA approval for and launch Diazepam Nasal Spray, it may be more expensive than some or all of the generic or branded versions of diazepam otherwise available.  Furthermore, we are aware that Meridian Medical Technologies (a Pfizer subsdiary) is developing an intramuscular auto-injector for diazepam, Neurelis, through BioTie Therapies, is developing an intranasal diazepam spray, and Upsher Smith is developing a nasal delivery form of midazolam, which could have a labeled indication similar to Diazepam Nasal Spray.  Diazepam Nasal Spray could be subject to substantial competition from these potential products, depending on whether and when they receive FDA approval, their cost, their labeled indications, patient acceptance, and other factors. Additionally, in May 2013, the diazepam auto-injector from Meridian Medical Technologies received Orphan drug designation for the management of selected, refractory patients with epilepsy on stable regimens of antiepileptic drugs, who require intermittent use of diazepam to control bouts of increased seizure activity. The product is still in clinical development and has not been approved yet. If this product receives FDA approval before Diazepam Nasal Spray, the FDA will not approve our NDA for Diazepam Nasal Spray unless we are able to prove to the FDA that the nasal spray is clinically superior to the intramuscular diazepam auto-injector for the same target population.

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

We have patent portfolios relating to Ampyra, Zanaflex Capsules, neuregulins, remyelinating antibodies, chondroitinase, AC105, Diazepam Nasal Spray, Qutenza and NP-1998, comprised of both our own and in-licensed patents and patent applications. Our intellectual property also includes copyrights, confidential and trade secret information and a portfolio of trademarks. The process of obtaining patents and trademarks can be time consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent or trademark may not issue, it may not issue in a timely manner, or it may not have sufficient scope or strength to protect the technology it was intended to protect or to provide us with any commercial advantage. We may never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because patent applications are confidential until they are published, and publications in the scientific or patent literature lag behind actual discoveries. The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not allowed or issued for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents or trademarks or the patents or trademarks of our licensors. For example, starting in late January 2014, generic drug manufacturers may attempt to file Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA.  In filing these ANDAs for Ampyra, generic drug manufacturers may choose to challenge one or more of the patents that protect the Ampyra franchise.  As such, Acorda may need to initiate legal proceedings by asserting one or more of its patents against the generic drug manufacturer.  Patent litigation involves complex legal and factual questions.  As such, we may need to devote significant resources to such legal proceedings, and if we are not successful our business could be materially harmed.  We can provide no assurance concerning the duration or the outcome of any such patent related lawsuits.

We may initiate actions to protect our intellectual property (including, for example, in connection with the filing of an ANDA as described above) and in any litigation in which our intellectual property or our licensors' intellectual property is asserted, a court may determine that the intellectual property is invalid or unenforceable. Even if the validity or enforceability of that intellectual property is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by, for example, the patent claims. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries for a variety of legal and public policy reasons. From time to time we may receive notices from third parties alleging infringement of their intellectual property rights. Any litigation, whether to enforce our rights to use our or our licensors' patents or to defend against allegations that we infringe third party rights, would be costly, time consuming, and may distract management from other important tasks.

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

Item 6.  Exhibits

Exhibit No.	Description
10.1*	Employment Offer Letter dated September 20, 2013, by and between the Registrant and Michael W. Rogers
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: November 7, 2013		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael Rogers
Date: November 7, 2013		Michael Rogers Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*	Employment Offer Letter dated September 20, 2013, by and between the Registrant and Michael W. Rogers
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”