Form 10-K
period 2013-12-31
ACORDA THERAPEUTICS INC
filed 2014-03-03
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Registrant’s telephone number, including area code: (914) 347-4300
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 28, 2013, the aggregate market value (based on the closing price on that date) of the registrant's voting stock held by non-affiliates was $783,491,914. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 28, 2013 were excluded. Exclusion of shares held by any person should not be construed to indicate that the personpossesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of February 14, 2014, the registrant had 41,310,819 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement for its 2014 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance.
Part III, Item 11, Executive Compensation.
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence.
Part III, Item 14, Principal Accounting Fees and Services.

ACORDA THERAPEUTICS, INC.
2013 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including Plumiaz (our trade name for Diazepam Nasal Spray), or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Plumiaz or other products under development; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition, including the impact of generic competition on Zanaflex Capsules revenues; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; failure to comply with regulatory requirements could result in adverse action by regulatory agencies; and the ability to obtain additional financing to support our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this Annual Report, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

We own several registered trademarks in the U.S. and in other countries.  These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Ampyra,” “Zanaflex,” “Zanaflex Capsules” and “Qutenza.”  Also, our mark “Fampyra” is a registered mark in the European Community Trademark Office and we have registrations or pending applications for this mark in other jurisdictions.  Our trademark portfolio also includes several registered trademarks and pending trademark applications in the U.S. and worldwide for potential product names or for disease awareness activities.  Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1.  Business.

Company Overview

We are a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis, or MS, spinal cord injury, or SCI, and other disorders of the nervous system.  We have marketed as well as developmental stage products and are working to bring important new therapies to people with nervous system disorders.  Our goal is to help patients to a better future, while building a leading neurology company with a portfolio of innovative products. The first product for which we completed clinical development, Ampyra (dalfampridine) Extended Release Tablets, 10mg was approved by the U.S. Food and Drug Administration, or FDA, in January 2010 as a treatment to improve walking in patients with MS. This was demonstrated by an increase in walking speed. Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which was previously referred to as fampridine.  Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  To our knowledge, Ampyra is the first and only product indicated to improve walking in people with MS.

Ampyra was made commercially available in the U.S. in March 2010, and had net revenue of $302.6 million for the year ended December 31, 2013.  Between the March 2010 launch of Ampyra and December 31, 2013, approximately 90,000 people with MS in the U.S. have tried Ampyra.  In 2013, two new U.S. Ampyra patents issued and Acorda now has four Orange Book patents providing protection up to 2027.  In January 2014, a patent application was allowed that, assuming it issues, should also be eligible for listing in the Orange Book.  Ampyra has Orphan Drug designation which gives it marketing exclusivity in the U.S. until 2017.
Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009.  Fampyra has been approved in a number of countries across Europe, Asia and the Americas.  Biogen Idec anticipates making Fampyra commercially available in additional markets in 2014.  We recorded $9.3 million of royalty revenue and $9.1 million of amortized license revenue in 2013 related to Fampyra.

We also sell Zanaflex Capsules and Zanaflex tablets, which contain tizanidine hydrochloride, a short-acting drug approved by the FDA for the management of spasticity. In 2012, we launched tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, under our agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), following the launch by Apotex, Inc. of its generic tizanidine hydrochloride capsules.  In 2013, Mylan Laboratories Limited also launched generic tizanidine hydrochloride capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue of Zanaflex Capsules, and the launch of generic versions and the potential launch of other generic versions are expected to continue to cause our net revenues from Zanaflex Capsules to further decline in 2014 and beyond.

We are developing what we believe is one of the industry’s leading pipelines of novel neurological therapies.  We are currently developing six clinical-stage therapies and one pre-clinical stage therapy that address a range of disorders including post-stroke deficits, epilepsy, stroke, peripheral nerve damage, spinal cord injury, neuropathic pain, and heart failure.
We are developing Plumiaz (our trade name for Diazepam Nasal Spray), a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience cluster seizures, also known as acute repetitive seizures.  In 2013, we submitted a New Drug Application (NDA) filing for Plumiaz to the FDA.  We are preparing for a potential launch in 2014, subject to obtaining FDA approval.  We anticipate that our current infrastructure can support sales and marketing of this product if it receives FDA approval.  We believe this product has the potential to generate peak annual sales significantly higher than $100 million.

In July 2013, we acquired rights in the U.S., Canada, Latin America and certain other countries to two neuropathic pain management assets from NeurogesX, Inc., including: Qutenza, a dermal patch containing 8% prescription strength capsaicin which is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain; and NP-1998, a Phase 3 ready, prescription strength capsaicin topical solution, being assessed for the treatment of neuropathic pain.  NeurogesX had discontinued active promotion of Qutenza by the time of our purchase, but we re-launched the product in January 2014 using our existing commercial organization, including our specialty neurology sales force.  Like Qutenza, NP-1998 is a capsaicin-based therapy, but we believe this liquid formulation has key advantages over the patch, and we are currently designing a plan to expedite development of this product as both a stand-alone therapy and as an adjunct to existing systemic therapies for neuropathic pain.

We are focused on continuing to grow as a fully-integrated biopharmaceutical company by commercializing our FDA approved products, developing our product candidates and advancing our research and development programs for underserved markets.  We are seeking to leverage our financial strength to invest in our pipeline of research and development programs and potentially to acquire additional products that will fit with our commercial structure and expertise in both neurology and specialty pharmaceuticals.  Our goal is to create a balanced portfolio that creates significant near-term value, as well as intermediate and longer-term opportunities for further value accretion.

Company Highlights

Ampyra

Ampyra (dalfampridine) Extended Release Tablets, 10mg was approved by the FDA in January 2010 for the improvement of walking in people with MS.  This was demonstrated by an increase in walking speed.  To our knowledge, Ampyra is the first and only product indicated to improve walking in people with MS.  Ampyra was made commercially available in the U.S. in March 2010, using our own specialty sales force, and had net revenue of $302.6 million for the year ended December 31, 2013.  Between the March 2010 launch of Ampyra and December 31, 2013, approximately 90,000 people with MS in the U.S. have tried Ampyra.  As of December 31, 2013, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates include patients who started Ampyra through our First Step program, which provides eligible patients with a free 60 day trial of Ampyra, but excludes the free prescriptions provided under that program.  Three of the largest national health plans in the U.S. – Aetna, United Healthcare and Cigna – have listed Ampyra in the lowest competitive reimbursement tier, which means that it is listed in either the lowest branded copay tier or the lowest branded specialty tier (if more than one specialty tier exists) of their commercial preferred drug list or formulary.

Approximately 400,000 people in the U.S. suffer from MS, and each year approximately 10,000 people in the U.S. are newly diagnosed.  Research indicates that 64% to 85% of those people experience walking disability and that 70% of people with MS who have difficulty walking report it to be the most challenging aspect of their MS.  Within 15 years of an MS diagnosis, 50% of people with MS often require assistance walking and, in later stages, up to one third are unable to walk. Even in early stages of the disease, walking can be a significant issue; one study found that 28% of people reported walking disabilities within two years of MS diagnosis.  In the European Union (EU), approximately 400,000 people suffer from MS, and an additional 100,000 people in Canada are also diagnosed with this disease.

Ampyra/Fampyra Patents

We have four issued patents listed in the Orange Book for Ampyra, two of which issued in 2013.  The first is U.S. Patent No. 8,007,826, with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Based on the final patent term adjustment calculation of the United States Patent and Trademark Office, or USPTO, this patent will extend into 2027.  The second is U.S. Patent No. 5,540,938 (“the ‘938 patent”), the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In April 2013, the ‘938 patent received a five year patent term extension under the patent restoration provisions of the Hatch Waxman Act.  With a five year patent term extension, the ‘938 patent will expire in 2018.  We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business).  The third, which issued in January  2013, is U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2026.  The fourth, which issued in May 2013, is U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2025. In January 2014, a patent application was allowed that, assuming it issues, should also be eligible for listing in the Orange Book.

In 2011, the European Patent Office, or EPO, granted EP 1732548, the counterpart European patent to U.S. Patent No. 8,354,437 with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent.  We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice daily dosing at 10 mg.  The decision of the Opposition Division is open to appeal.  In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC ehf filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent.  Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines.

Qutenza and NP-1998; NeurogesX Transaction

In July 2013, we acquired two neuropathic pain management assets from NeurogesX, Inc., including: Qutenza, which is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain; and NP-1998, a Phase 3 ready, prescription strength capsaicin topical solution, being assessed for the treatment of neuropathic pain. NP-1998 was previously referred to as NGX-1998.  We made a $7.5 million payment to acquire development and commercialization rights for Qutenza and NP-1998 in the United States, Canada, Latin America and certain other territories.  We may also make up to $5.0 million in payments contingent upon the achievement of certain regulatory and sales milestones related to NP-1998.  Astellas Pharma Europe Ltd. has exclusive commercialization rights for Qutenza in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa.  Astellas also has an option to develop NP-1998 in those same territories.

Qutenza is a dermal patch containing 8% prescription strength capsaicin that can last up to three months and is approved for the management of neuropathic pain associated with post-herpetic neuralgia. The drug was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  In January 2014, we re-launched Qutenza using our existing commercial organization, including our specialty neurology sales force.

NP-1998 is a topical solution containing 20% prescription strength capsaicin.  We believe this liquid formulation of the capsaicin-based therapy has key advantages over the patch, and we are currently designing a plan to expedite development of this product as both a stand-alone therapy and as an adjunct to existing systemic therapies for neuropathic pain.  NP-1998 has the potential to treat multiple neuropathies, and we are evaluating which specific condition or conditions we will focus on in our development plan.  In 2014, we are expecting to receive data from a clinical trial being conducted by Astellas to assess the use of its capsaicin (8%) cutaneous patch QUTENZA™ in the treatment of pain associated with painful diabetic neuropathy, or PDN.  While the patch and NP-1998 are different products, they contain the same active ingredient, capsaicin, so the results of this Astellas trial will help inform our development plan for NP-1998.  Also, in February 2014, Astellas presented data from its ELEVATE study at the 14th Asian Australasian Congress of Anesthesiologists, which compared its capsaicin (8%) cutaneous patch QUTENZA™ to an oral therapy widely used to treat various neuropathic pain conditions.  This open label study compared efficacy, tolerability, and safety, and the data may be useful in connection with our development of a plan for NP-1998.

Research and Development Programs

We are developing what we believe is one of the industry’s leading pipelines of novel neurological therapies.  We are developing Plumiaz (our trade name for Diazepam Nasal Spray), a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience cluster seizures, also known as acute repetitive seizures.  We are also studying a once-daily formulation of dalfampridine extended release tablets to improve walking in people who suffer from post-stroke deficits.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function, as follows.  We are developing the clinical stage compounds GGF2 for the treatment of heart failure, rHIgM22, a remyelinating monoclonal antibody, for the treatment of MS, and AC105 for acute treatment of SCI.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and peripheral nerve injury.  Chondroitinase, an enzyme that encourages nerve plasticity in the damaged central nervous system, as in SCI, is in preclinical development.  We believe these programs for restoring neurologic and/or cardiac function have the potential to be first-in-class therapies, and may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, or TBI, because many of the mechanisms of tissue damage and repair are similar.  Our research and development programs also include our recently acquired NP-1998 program, described above.  Below are highlights from these programs, which are described in further detail below in this report.

•
Plumiaz:  Plumiaz is a proprietary nasal spray formulation of diazepam that we acquired in December 2012. In November 2013, we announced that we submitted a New Drug Application (NDA) filing for Plumiaz to the FDA.  We are seeking an indication for Plumiaz in people with epilepsy who experience cluster seizures, also known as acute repetitive seizures.  We are preparing for a potential launch in 2014, subject to obtaining FDA approval.  We have obtained orphan drug designation, which would confer seven years of market exclusivity from the date of approval for diazepam containing drug products for the same indication.  We licensed two patent families relating to the clinical formulation for Plumiaz, including a granted U.S. patent that is set to expire in 2029.  We anticipate that our current infrastructure can support sales and marketing of this product if it receives FDA approval.

•
Ampyra/Dalfampridine Development Programs:  We conducted a Phase 2 proof-of-concept trial of dalfampridine extended release tablets in post-stroke deficits.  This trial, which was initiated in 2012, explored the use of dalfampridine in patients who have experienced a stroke at least six (6) months prior to enrollment and who have stabilized with chronic neurologic deficits, which may include impaired walking, motor and sensory function and manual dexterity.  The safety findings in this trial were consistent with previous clinical trials and post-marketing experience of dalfampridine-ER (extended release) in MS.  Findings from this trial were presented at the American Neurological Association annual meeting in October 2013, and post-hoc analyses were included in a platform presentation in February 2014 at the 2014 International Stroke Conference.  We developed a once-daily formulation of dalfampridine pursuant to a development agreement with another company, and we are planning to move forward with a Phase 3 clinical trial that will assess the use of this once-daily formulation of dalfampridine as a treatment for post-stroke walking deficits.  We met with the FDA in December 2013 and we are integrating FDA design recommendations into the trial protocol.  Pending FDA agreement on a final protocol, we plan to begin the trial in the second quarter of 2014.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.

•
Neuregulins:  GGF2 is our lead product candidate for our neuregulins program.  We have completed our GGF2 Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In March 2013, we presented three-month data from this clinical trial in a platform presentation at the American College of Cardiology (ACC) annual meeting. These data showed a dose-related improvement in ejection fraction in addition to safety findings.  Dose-limiting toxicities were also identified in the highest planned dose cohort including acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  In October 2013, we announced that the first patient was enrolled in the second clinical trial of GGF2.  This Phase 1b single-infusion trial in people with heart failure will assess tolerability of three dose levels of GGF2, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional preclinical data with the FDA. This review may impact dosing.  We expect to complete this trial in 2015.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

•
Remyelinating Antibodies:  rHIgM22 is the lead antibody in our remyelinating antibody program, and we are developing it as a potential therapeutic for MS. We believe a therapy that could repair myelin sheaths has the potential to restore substantial neurological function to those affected by demyelinating conditions.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory efficacy measures. We expect to complete this trial in the first quarter of 2015.

•
AC105:  AC105 is a proprietary magnesium formulation that we are studying as an acute treatment for SCI.  We licensed AC105 from Medtronic, Inc. and one of its affiliates in 2011.  AC105 has been shown to reduce lesion size and enhance recovery in animal models of SCI.  AC105 has been shown to be safe and tolerable in a small number of healthy normal subjects in Phase 1 human trials.  In September 2013, we announced that the first patient was enrolled in a Phase 2 clinical trial evaluating the safety and tolerability of AC105 in people with traumatic SCI.  The study also incorporates several exploratory efficacy measures.  In January 2013, we announced that the U.S. Department of Defense awarded us a $2.67 million research contract to support this Phase 2 trial.  The FDA granted Fast Track designation for AC105 to improve functional recovery of acute SCI.  Recruitment in this trial has been challenging due to several factors, and we are working with the trial centers to address these.

Corporate Update

In October 2013, Michael Rogers joined us as our Chief Financial Officer.  At the same time, David Lawrence, who had served as our Chief Financial Officer since January 2005, was appointed to the new position of Chief of Business Operations.  As Chief of Business Operations, Mr. Lawrence has oversight of our technical operations/manufacturing, project management, information technology, and facilities.

Our Strategy

Our strategy is to continue to grow as a fully-integrated biopharmaceutical company and to be a leading neurology company focused on the identification, development and commercialization of a range of nervous system therapeutics. We are using our scientific, clinical and commercial expertise in MS and SCI as strategic points of access to additional nervous system markets, including stroke, TBI, epilepsy and neuropathic pain. In  2014, we are focused on making disciplined investments in growing Ampyra sales, expanding the dalfampridine franchise, and advancing and expanding our pipeline.  Key aspects of our strategy are:

•
Continue to invest in growing Ampyra sales, focusing on sales and marketing programs that increase awareness and use in patients with earlier stages of walking disability who can benefit from Ampyra, and that increase adherence to the prescribed therapy by patients who are benefiting from it.  We expect that we will not increase our investment in Ampyra commercial activities above 2013 levels as a percentage of product sales.

•	Continue to work with FDA to obtain approval of our filed NDA for Plumiaz and prepare for a potential 2014 launch.

•	Begin a Phase 3 clinical trial that will assess the use of a once-daily formulation of dalfampridine as a treatment for post-stroke walking deficits.

•	Design and begin implementing a plan to expedite development of NP-1998 as both a stand-alone therapy and as an adjunct to existing systemic therapies for the treatment of neuropathic pain.

•	Advance our pipeline of other research and development programs, particularly our GGF2, rHIgM22, and AC105 programs as described above under “Company Highlights.”

•
Expand our pipeline through potential in-licensing and/or acquisition of neurology and/or other specialty products and technologies, focusing on late stage/near commercial or commercial products. We will also consider earlier-stage programs based on compelling science and the potential to address significant unmet medical needs.

Our Products and Product Pipeline

Commercial Products	Indication	Status	Marketing Rights
Ampyra	MS	FDA-approved and marketed in the U.S.	Acorda (U.S.)
Fampyra	MS	Approved in the EU (conditional) and other countries; commercially available in a number of EU countries and in Canada, Australia, New Zealand and Israel.	Biogen Idec (outside U.S.)
Zanaflex Capsules and an authorized generic version of the capsules	Spasticity	FDA-approved	Acorda (U.S.); authorized generic marketed by Actavis/Watson Pharma
Zanaflex tablets	Spasticity	FDA-approved	Acorda (U.S.)
Qutenza	Post Herpetic Neuralgia	FDA-approved	Acorda (U.S. Canada, Latin America and certain other countries)

Research and Development Programs	Proposed Therapeutic Area(s)	Stage of Development	Marketing Rights
Plumiaz	Cluster/Acute Repetitive Seizures	NDA filed with the FDA	Acorda/Worldwide (excluding certain Asian countries)
Dalfampridine	Post-Stroke Deficits	Phase 3 clinical development program preparations ongoing	Acorda/Worldwide (contract governs Biogen ex-U.S. option)
NP-1998	Certain neuropathic pain conditions (to be determined)	Phase 3	Acorda (U.S. Canada, Latin America and certain other countries)
AC105	SCI	Acute SCI Phase 2 clinical trial ongoing	Acorda/Worldwide
Neuregulin Program	Heart failure*	GGF2 Phase 1b clinical trial; enrollment paused in December 2013 pending review of additional preclinical data with the FDA	Acorda/Worldwide
Remyelinating Antibodies Program	MS	rHIgM22 Phase 1 clinical trial ongoing	Acorda/Worldwide
Chondroitinase Program	SCI	Research	Acorda/Worldwide

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

According to the National Multiple Sclerosis Society, or NMSS, based on the 2000 census, in the U.S. approximately 400,000 people suffer from MS, and each year approximately 10,000 additional people are newly diagnosed.  Research indicates that 64% to 85% of those people experience walking disability and that 70% of people with MS who have difficulty walking report it to be the most challenging aspect of their MS.  Within 15 years of an MS diagnosis, 50% of people with MS often require assistance walking and, in later stages, up to one third are unable to walk. Even in early stages of the disease, walking can be a significant issue; one study found that 28% of people reported walking disabilities within two years of MS diagnosis.  According to the European Multiple Sclerosis Platform, in the EU approximately 400,000 people suffer from MS, and according to the Multiple Sclerosis Society of Canada an additional 100,000 people in Canada are also diagnosed with this disease.

Stroke

A stroke occurs when the blood supply to part of the brain is interrupted or severely reduced, depriving brain tissue of oxygen and food, and causing the death of brain cells.  Stroke may also be associated with damage to the myelin sheath of various nerve tracts in the brain. Over the first few months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy. After this initial recovery, patients may stabilize with chronic neurologic deficits.  According to the American Stroke Association, or ASA, 795,000 people in the U.S. experience a stroke every year and approximately 7,000,000 people in the U.S. are living with the long term effects of stroke, or post-stroke deficits.  Current treatments for post-stroke deficits include physical and occupational therapy, but there are no pharmacologic therapies indicated specifically to improve function.  A majority of those living with post-stroke deficits experience walking or other lower limb disability and/or arm or other upper body deficits.  Estimated stroke-related medical and disability costs were more than $100 billion in 2012.

Heart Failure

Heart failure is a chronic, progressive condition in which the heart muscle is unable to pump enough blood through the heart to meet the body's need for blood and oxygen. Heart failure results from damage to heart, caused by trauma such as heart attack or coronary artery disease, viral infections, alcohol or chemotherapy-related toxicity, or added stress to the heart from other health conditions, such as diabetes or high blood pressure. Common symptoms of heart failure include shortness of breath (dyspnea), persistent coughing or wheezing, build-up of excessive fluid in body tissue that may cause swelling of the feet, ankles, legs and abdomen (edema), and fatigue. Healthcare professionals typically classify heart failure based on the severity of symptoms and how those symptoms limit physical activity. Heart failure can range from no symptoms and no limitations on ordinary physical activity (Class 1) through severe physical limitations with patients experiencing symptoms even while at rest (Class 4).

Existing medications for heart failure aim to compensate for the heart's diminished blood pumping ability. There is evidence that such medications, together with dietary changes, may have a modest indirect impact on the heart, but do not directly repair the heart muscle.

According to the American Heart Association, in 2013 approximately 5.1 million Americans had heart failure, and roughly 825,000 cases are newly diagnosed each year.

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

The CDC estimates that approximately 2.3 million adults in the U.S. have active epilepsy. Active epilepsy is defined as those who take medication or have had at least one seizure in the past year.  Seizures are generally classified as either partial onset, or focal, seizures, or generalized onset seizures. Approximately one third of epilepsy patients are refractory to treatment, meaning that they may still experience one or more breakthrough seizures despite an existing regimen of anti-epileptic drug (AED) therapy.  It is estimated that approximately 175,000 people in the U.S. have acute repetitive seizures, or ARS, which are characterized by recognizable, recurring episodes of seizure clusters.

Neuropathic Pain

There are several underserved neuropathic pain conditions that, together, represent approximately 4 million cases in the United States alone.  In addition to the current indication for Qutenza, post-herpetic neuralgia, these include painful neuropathies due to diabetes, chemotherapy and HIV/AIDs.

Post-herpetic neuralgia, or PHN, also known as post-shingles nerve pain, is chronic pain resulting from shingles, a viral infection caused by the same virus that causes chickenpox. There are approximately one million new cases of shingles in the United States each year.  Shingles is characterized by an outbreak of rash or blisters on the skin and nerve pain that typically resolves within several weeks. However, up to one-third of people who have a shingles outbreak experience PHN, which can continue for months or years after the shingles rash has healed.

Diabetes is a group of diseases marked by high levels of blood glucose resulting from defects in insulin production, insulin action or both. According to the National Institute of Diabetes and Digestive Kidney Diseases (NIDDK), more than 23 million people in the U.S. have diabetes.  Painful diabetic neuropathy, or PDN, is a common complication of diabetes characterized by chronic pain that results from damage to nerves due to poor circulation and high blood sugar.  People with diabetes can develop nerve problems at any time, but risk rises with age and longer duration of diabetes. Diabetic neuropathies also appear to be more common in people who have problems controlling their blood glucose, as well as those with high levels of blood fat and blood pressure, and those who are overweight.

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

Clinical research using imaging and post-mortem studies has shown that the majority of people with SCI do not have severed spinal cords and maintain some nerve fibers that cross the site of injury. However, these surviving nerve fibers are often damaged and may lose their myelin sheaths.  There is no cure for SCI and no approved treatment available that is capable of significantly improving outcome from injury or improving long-term neurological function. Methylprednisolone, a steroid given in a high dose, is often used to treat acute injuries in the U.S. Methylprednisolone is administered to the patient immediately following an injury with the goal of reducing secondary tissue damage, but there is disagreement in the clinical community regarding the overall risk-benefit ratio of this treatment. The only other available medical therapies are limited treatments that target some of the symptoms of SCI, including spasticity and persistent pain, the same treatments used to address these symptoms in MS. We believe that an acute treatment that offers even an incremental improvement in outcome from injury could have a meaningful impact on the quality of life for people with SCI.

According to the National Spinal Cord Injury Statistical Center, or NSCISC, approximately 270,000 people in the U.S. live with the SCI and approximately 12,000 new spinal cord injuries occur each year, the majority of which are male.  SCI primarily affect young people, with nearly half occurring in those aged 16-30.  Average annual medical cost for an SCI patient ranges from approximately $40,000 to $180,000 depending on the extent of the injury.  NSCISC estimates that the average lifetime costs directly attributable to SCI for an individual injured at age 25 varies from approximately $1.5 million to more than $4.5 million depending on the severity of the injury.

Spasticity

Spasticity refers to the often painful involuntary tensing, stiffening or contracting of muscles. Spasticity is not a disease but a symptom of other conditions, such as MS, SCI, stroke, TBI and Cerebral Palsy, where portions of the nervous system that control voluntary movement have been damaged. This damage results in the nerve cells in the spinal cord becoming disconnected from controlling centers in the brain and, as a result, transmitting unregulated impulses to the muscles. People who have spasticity may experience it intermittently – it may be triggered by a stimulus, such as pain, pressure sores, cold weather or a urinary tract infection. The majority of people with MS experience some form of spasticity, as do many people following stroke, SCI, or brain injuries. According to the American Association of Neurological Surgeons, spasticity affects more than an estimated 12 million people worldwide.

Ampyra

Ampyra is an oral drug approved by the FDA on January 22, 2010 as a treatment to improve walking in patients with MS. This was demonstrated by an increase in walking speed.  Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra can be used alone or with concurrent medications, including immunomodulatory drugs.  The majority of patients in our two Phase 3 clinical trials for Ampyra (63%) were taking immunomodulatory drugs (interferons, glatiramer acetate, or natalizumab).  Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which was previously referred to as fampridine.  We obtained Orphan Drug designation from the FDA for dalfampridine in MS, which will provide Ampyra with seven years of market exclusivity for this use, to January 2017.  We have four issued patents listed in the Orange Book for Ampyra, which are described below in the “Intellectual Property” section of this report.  Also, in

January 2014, a patent application was allowed which, assuming it issues, should also be eligible for listing in the Orange Book.

Generic drug manufacturers may attempt to file Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA.  Generic drug manufacturers have been able to file these ANDAs since late January 2014, but we may not become aware of these filings for several months, if they are submitted, due to procedures specified under applicable regulations.  In filing these ANDAs for Ampyra, generic drug manufacturers may choose to challenge one or more of the patents that protect the Ampyra franchise.  As such, we may need to initiate legal proceedings by asserting one or more of our patents against the generic drug manufacturer.  Patent litigation involves complex legal and factual questions.  We may need to devote significant resources to such legal proceedings, and if we are not successful our business could be materially harmed.  We can provide no assurance concerning the duration or the outcome of any such patent-related lawsuits.

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec under a 2009 license and collaboration agreement.  Fampyra has been approved in a number of countries across Europe, Asia and the Americas.  Biogen Idec anticipates making Fampyra commercially available in additional markets in 2014.

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

The FDA approved Ampyra with a risk evaluation and mitigation strategy, or REMS, consisting of a medication guide and communication plan.  In addition, the REMS included a timetable for our submission of periodic assessments to the FDA of the REMS and patient and healthcare professional understanding of Ampyra’s risks.  In August 2013, the FDA determined that we had fulfilled our Ampyra REMS commitment and we are no longer subject to the REMS.

The FDA’s approval letter also included certain post-marketing study requirements and confirmed certain commitments made by us with respect to Ampyra.  The post-marketing requirements included additional animal toxicology studies to evaluate certain impurities, in vitro receptor binding and abuse potential studies in animals, and an evaluation of clinical adverse events related to abuse potential.  We completed these studies and timely submitted the results to the FDA.  Also, we committed to the FDA that we would conduct a placebo-controlled trial to evaluate a 5 mg twice-daily dosing regimen of Ampyra, as well as a pharmacokinetic evaluation of a 7.5 mg dosage strength in patients with mild or moderate renal impairment.  We also committed to report all post-marketing seizure events on an expedited basis to the FDA.  We completed the renal impairment study and timely submitted the results to the FDA.   In August 2012, we announced results of the 5mg efficacy study.  The study failed to confirm efficacy of the 5mg dose.  We believe that this study, together with Ampyra registration studies, continue to show that 10mg twice daily is the appropriate, safe, and effective dose.  The study results were provided to the FDA, and are subject to FDA review.  The FDA could require additional data and/or further studies before they confirm that we have satisfied the applicable requirement or commitment.

In our two Phase 3 clinical studies of Ampyra in SCI, which were completed in 2004, the results did not reach statistical significance on their primary endpoints.  Based on the entire body of data in clinical trials of Ampyra in people with SCI, we may resume development of Ampyra for SCI in the future, but have no current plans to do so.

Zanaflex Products

Zanaflex Capsules and Zanaflex tablets contain tizanidine hydrochloride, one of the two leading active ingredients used for the management of spasticity. Tizanidine hydrochloride is approved by the FDA as a short-acting drug for the management of spasticity. We acquired from Alkermes plc (formerly Elan) all of its U.S. sales, marketing and distribution rights to Zanaflex Capsules and Zanaflex tablets in July 2004. Zanaflex tablets were approved by the FDA in 1996 and lost compound patent protection in 2002. There are currently a number of generic versions of tizanidine hydrochloride tablets on the market. Zanaflex Capsules were approved by the FDA in 2002, but were never marketed by Elan. We began marketing Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  In February 2012, we launched an authorized generic version of tizanidine hydrochloride capsules under our agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), following the launch by Apotex Inc. of its generic tizanidine hydrochloride capsules.  In March 2013, Mylan Laboratories also launched generic tizanidine hydrochloride capsules.

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

Qutenza and NP-1998; NeurogesX Transaction

In July 2013, we acquired two neuropathic pain management assets from NeurogesX, Inc., including: Qutenza, which is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain; and NP-1998, a Phase 3 ready, prescription strength capsaicin topical solution, being assessed for the treatment of neuropathic pain. NP-1998 was previously referred to as NGX-1998.  We made a $7.5 million payment to acquire development and commercialization rights for Qutenza and NP-1998 in the United States, Canada, Latin America and certain other territories.  We may also make up to $5.0 million in payments contingent upon the achievement of certain regulatory and sales milestones related to NP-1998.

Astellas Pharma Europe Ltd. has exclusive commercialization rights for Qutenza in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa.  Astellas also has an option to develop NP-1998 in those same territories.

Qutenza is a dermal patch containing 8% prescription strength capsaicin that can last up to three months and is approved for the management of neuropathic pain associated with post-herpetic neuralgia. The drug was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  In January 2014, we re-launched Qutenza in the United States using our existing commercial organization, including our specialty neurology sales force as well as our medical and safety reporting infrastructure.

NP-1998 is a topical solution containing 20% prescription strength capsaicin.  We believe this liquid formulation of the capsaicin-based therapy has key advantages over the patch, and we are currently designing a plan to expedite development of this product as both a stand-alone therapy and as an adjunct to existing systemic therapies for neuropathic pain.  NP-1998 has the potential to treat multiple neuropathies, and we are evaluating which specific condition or conditions we will focus on in our development plan.  In 2014, we are expecting to receive data from a clinical trial being conducted by Astellas to assess the use of its capsaicin (8%) cutaneous patch QUTENZA™ in the treatment of pain associated with painful diabetic neuropathy, or PDN.  While the patch and NP-1998 are different products, they contain the same active ingredient, capsaicin, so the results of this Astellas trial will help inform our development plan for NP-1998.  Also, in February 2014, Astellas presented data from its ELEVATE study at the 14th Asian Australasian Congress of Anesthesiologists, which compared its capsaicin (8%) cutaneous patch QUTENZA™ to an oral therapy widely used to treat various neuropathic pain conditions.  This open label study compared efficacy, tolerability, and safety, and the data may be useful in connection with our development of a plan for NP-1998.  Under the terms of an agreement with Astellas, we have rights to review data from the Astellas PDN trial, and the companies may also collaborate and/or share costs of future clinical trials.

Research and Development Programs

We are developing what we believe is one of the industry’s leading pipeline of novel neurological therapies.  We are developing Plumiaz (our trade name for Diazepam Nasal Spray), a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience cluster seizures, also known as acute repetitive seizures.  We are also studying a once-daily formulation of dalfampridine extended release tablets to improve walking in people who suffer from post-stroke deficits.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function, as follows.  We are developing clinical stage compounds GGF2 for the treatment of heart failure, rHIgM22, a remyelinating monoclonal antibody, for the treatment of MS, and AC105 for acute treatment of SCI.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and peripheral nerve injury.  Chondroitinase, an enzyme that encourages nerve plasticity in the damaged central nervous system, as in SCI, is in preclinical development.  We believe these programs for restoring neurologic and/or cardiac function have the potential to be first-in-class therapies, and may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, or TBI, because many of the mechanisms of tissue damage and repair are similar.  Our research and development programs also include our recently acquired NP-1998 program, described above.

Plumiaz; Neuronex Acquisition

In December 2012, we acquired Neuronex, Inc., a privately-held pharmaceutical company developing Plumiaz (Diazepam Nasal Spray).  The acquisition was completed pursuant to a February 15, 2012, merger agreement among us, one of our wholly-owned subsidiaries, and Neuronex.  Pursuant to the merger agreement, Neuronex merged with our wholly owned subsidiary and continued as the surviving corporation in the merger.

Plumiaz is a proprietary nasal spray formulation of diazepam that we are developing as a treatment for the management of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity, also known as cluster seizures or acute repetitive seizures, or ARS.  Currently, the only approved outpatient treatment for people who experience this type of seizure activity is diazepam rectal gel, a rectally administered gel formulation of diazepam.  Diazepam is also currently available in other formulations, such as used for intramuscular and intravenous administration, for certain indications.  The nasally administered formulation potentially offers patients and caregivers a more practical and socially acceptable treatment option.

In November 2013, we announced that we submitted a New Drug Application, or NDA, filing for Plumiaz to the FDA.  The filing is being reviewed according to the standard 10-month review timeframe under the criteria established by the Prescription Drug User Fee Act (PDUFA-4).  Plumiaz was filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from a therapy previously approved by the FDA (DIASTAT® Rectal Gel) and providing pharmacokinetic data comparing the reference product to Plumiaz.  We are seeking an indication for Plumiaz in people with epilepsy who experience cluster seizures, also known as acute repetitive seizures.

We are preparing for a potential launch in 2014, subject to obtaining FDA approval.  We have obtained orphan drug designation, which would confer seven years of market exclusivity from the date of approval for diazepam containing drug products for the same indication.  We anticipate that our current infrastructure can support sales and marketing of this product if it receives FDA approval.

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

In accordance with the terms and conditions of the Neuronex merger agreement, upon its execution we made an initial payment of $2 million to Neuronex.  Also, prior to completion of the Merger, we provided Neuronex with $1.5 million to support certain research and development activities conducted by Neuronex, including $500,000 that we funded upon execution of the merger agreement.  Upon closing of the Merger, we paid an additional $6.8 million in cash consideration for the Merger, subject to a $300,000 holdback in accordance with the provisions of the merger agreement.  We used cash on hand to fund the initial $2 million payment, the pre-closing research and development payments, and the closing consideration.  After adjustment for Neuronex’s working capital upon closing of the acquisition, approximately $120,000 of the holdback amount was remaining as of December 31, 2013.  This balance was paid to the former equity holders of Neuronex pursuant to the merger agreement in February 2014.

Under the terms of the merger agreement, the former equity holders of Neuronex will be entitled to receive from us up to an additional $18 million in earnout payments upon the achievement of specified regulatory and manufacturing-related milestones with respect to the Diazepam Nasal Spray products, and up to $105 million upon the achievement of specified sales milestones with respect to Diazepam Nasal Spray products.  There can be no guarantee that any such milestones will in fact be met.  The former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments, ranging from the upper single digits to lower double digits, on worldwide net sales of Diazepam Nasal Spray products.  These payments are payable on a country-by-country basis until the earlier to occur of  ten (10) years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the merger agreement.

Neuronex licenses patent, patent application, other intellectual property and other rights relating to Diazepam Nasal Spray products from SK Biopharmaceuticals Co., Ltd., or SK.  Pursuant to the SK license, which grants worldwide rights to Neuronex except certain specified Asian countries, Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to Diazepam Nasal Spray products (including $1 million that was paid in 2013 upon the FDA’s acceptance for review of the first NDA for Plumiaz), and up to $3 million upon the achievement of specified sales milestones with respect to Diazepam Nasal Spray products.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.

Neuronex has a license from SK for two patent families comprising a granted U.S. patent and pending U.S. and foreign patent applications relating to the clinical formulation for the Diazepam Nasal Spray clinical product.  The granted U.S. patent is set to expire in 2029.  If granted, the pending patent applications would expire in 2029-2032.  One patent family is owned by SK and one patent family is jointly owned by Neuronex and SK.

The merger agreement contains customary representations, warranties and covenants of the parties and customary indemnification provisions.

Under the merger agreement, we are required to use diligent efforts, as defined in the merger agreement, to develop a Diazepam Nasal Spray product.  However, we have the right, at any time after the merger, to discontinue development and commercialization of the Diazepam Nasal Spray product and return the Diazepam Nasal Spray product assets.  If this occurs, we will not have any further diligence obligations regarding the Diazepam Nasal Spray products but will not be entitled to recoup any of the payments previously made under the merger agreement.

Ampyra/Dalfampridine Development Programs

We believe there may be potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, we have conducted a Phase 2 proof-of-concept trial of dalfampridine extended release tablets in post-stroke deficits.  This study, which was initiated in 2012, explored the use of dalfampridine in patients who have experienced a stroke at least six (6) months prior to enrollment and who have stabilized with chronic neurologic deficits, which may include impaired walking, motor and sensory function and manual dexterity.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial targeted motor impairments that remain after such recovery.  The safety findings in this study were consistent with previous clinical trials and post-marketing experience of dalfampridine-ER (extended release) in MS.  Findings from this trial were presented at the American Neurological Association annual meeting in October 2013, and post-hoc analyses were included in a platform presentation in February 2014 at the 2014 International Stroke Conference.

We developed a once-daily formulation of dalfampridine pursuant to a development agreement with another company.  We are planning to move forward with a Phase 3 clinical trial that will assess the use of this once-daily formulation of dalfampridine as a treatment for post-stroke walking deficits.  We met with the FDA in December 2013 and we are integrating FDA design recommendations into the trial protocol.  Pending FDA agreement on a final protocol, we plan to begin the trial in the second quarter of 2014. As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.

We also are continuing to evaluate possible grants for investigator-initiated studies looking for potential benefits, including in other neurological disorders.

Also, we previously conducted a proof-of-concept clinical study of dalfampridine in adults with cerebral palsy, or CP.  The study included a single dose phase primarily intended to evaluate safety and tolerability, and a second multi-dose phase study to evaluate both safety and efficacy. In April 2013 we announced that efficacy from the second phase suggested potential treatment activity on measures of walking and hand strength, but that these data were still being analyzed to determine if they were sufficiently robust to warrant further clinical studies. After a thorough analysis of the study, we concluded that, although there were some signs of biological activity, the data were not strong enough to justify additional clinical development and we will not proceed with additional CP trials.

Neuregulins/GGF2

GGF2 is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure.  The neuregulins growth factors are related to epidermal growth factor. These molecules bind to erbB receptors, which translate the growth factor signal and cause changes in cell growth, protein production and gene expression.  Neuregulins have been shown in published studies to have a range of effects in protection and repair of cells both in the nervous system and in the heart. In 2002, we obtained from Paion AG (formerly CeNeS Pharmaceuticals plc), or Paion, an exclusive worldwide license to its neuregulin patents and related technology, including GGF2, our lead molecule from the neuregulin family.

Neuregulins covered in the portfolio from Paion have a number of potential applications. Neuregulins and their erbB receptors are essential for cardiac development.  They have been shown to protect cardiac muscle cells from stressors that can lead to congestive heart failure, and to enhance function in heart failure induced by myocardial infarction. Additionally, neuregulins have been shown to protect the heart and brain from the toxicity of commonly used chemotherapeutic agents, such as anthracyclines. Studies in mouse, rat and dog models of congestive heart failure have shown that neuregulins significantly improve cardiac function and survival. Neuregulins have been shown to stimulate remyelination in animal models of MS and to protect the brain in animal models of stroke. Therefore, neuregulins offer the potential for multiple CNS and cardiac indications, including MS, stroke and heart failure as well as protection from chemotherapy-induced damage.

We have completed a Phase 1 clinical trial of GGF2 in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In March 2013, we presented three-month data from this clinical trial in a platform presentation at the American College of Cardiology (ACC) annual meeting. These data showed a dose-related improvement in ejection fraction in addition to safety findings.  Dose-limiting toxicities were also identified in the highest planned dose cohort including acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  In October 2013, we announced that the first patient was enrolled in the second clinical trial of GGF2.  This Phase 1b single-infusion trial in people with heart failure will assess tolerability of three dose levels of GGF2, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We selected heart failure as the initial indication because of the strength of the preclinical data, the availability of clear outcome measures, and the potential market size.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional preclinical data with the FDA.  This review may impact dosing.  We expect to complete this trial in 2015.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or we may decide to enter into a partnership, most likely with a cardiovascular-focused company.  We are also continuing with research on potential neurology indications for GGF2.

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

We are developing the lead antibody (rHIgM22) as a potential therapeutic for MS.  We believe a therapy that could repair myelin sheaths has the potential to restore substantial neurological function to those affected by demyelinating conditions.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory efficacy measures.  We expect to complete this trial in the first quarter of 2015.

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

In September 2013, we announced that the first patient was enrolled in a Phase 2 clinical trial evaluating the safety and tolerability of AC105 in people with traumatic SCI.  The study also incorporates several exploratory efficacy measures.  In January 2013, we announced that the U.S. Department of Defense awarded us a $2.67 million research contract to support this Phase 2 trial.  The FDA granted Fast Track designation for AC105 to improve functional recovery in SCI patients.  We expect to apply for FDA orphan drug designation for the acute treatment of SCI and intend to explore orphan drug designations in Europe and in other parts of the world.  Recruitment in this trial has been challenging due to several factors, and we are working with the trial centers to address these.

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

Sales, Marketing and Managed Markets

We have established our own specialty sales force and commercial infrastructure in the U.S. to market Ampyra.  We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Managed Markets Account Directors who provide information and assistance to payers and physicians on Ampyra, National Trade Account Managers who work with our limited network of specialty pharmacies, and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of our strategic initiatives.

We have contracted with a third-party organization with extensive experience in coordinating patient benefits to run Ampyra Patient Support Services, or APSS, a dedicated resource of support services that coordinates the prescription process among healthcare providers, people with MS and insurance carriers.  Prescriptions for Ampyra are processed through the APSS center, where dedicated and experienced customer care agents are responsible for helping healthcare professionals process prescriptions; working with insurance carriers to facilitate coverage; and working with a limited network of specialty pharmacy providers that deliver the medication directly to a patient’s home.  In addition, APSS assists in directing patients to available copay and patient assistance programs, where permitted by law.  The process begins when a prescription is submitted by a physician to APSS through a Service Request Form, or SRF.  If insurance coverage is confirmed, APSS will transmit the prescription information to the specialty pharmacy provider that has contracted with the patient’s insurance carrier.  The specialty pharmacy provider will then mail the prescription directly to the patient. In some cases, the specialty pharmacy provider will coordinate the insurance benefits investigation on behalf of the patient or will receive a prescription directly from a prescribing physician.  Those people with MS who meet income and other requirements may receive Ampyra at no cost, where permitted by law, through Acorda’s patient assistance program. We have also established a program to assist individuals who have private insurance in managing their copayment costs through a copay mitigation program, where permitted by law.

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

Ampyra is distributed in the United States exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen

affiliate), which distributes Ampyra to the U.S. Bureau of Prisons and the U.S. Department of Veterans Affairs, or VA.  The distribution process through specialty pharmacy providers is well established within the MS community, and physicians and patients are familiar with this model.  This distribution process is intended to provide the best possible patient experience, improve patient adherence to the required drug regimen, including dosage, and assist in educating patients regarding the risks associated with Ampyra.

Zanaflex Capsules are principally distributed through wholesale pharmaceutical distributors to retail pharmacies.  Our authorized generic version of tizanidine hydrochloride capsules is marketed under our agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.).

Qutenza is distributed in the United States by Besse Medical, Inc., a specialty distributor that furnishes the medication to physician offices, and by ASD Specialty Healthcare, Inc., a specialty distributor that furnishes the medication to hospitals and clinics.  As a product that must be administered only by a health care professional in an office, clinic, or hospital setting, many commercial health plans and government insurance programs reimburse for Qutenza under the patient’s medical benefit rather than the patient’s pharmacy benefit.  As a result of this, most utilization of Qutenza is handled on a “buy-and-bill” basis in which one of the distributors listed above (Besse Medical, Inc. or ASD Specialty Healthcare) ships the medication to a physician’s office, hospital or clinic to be administered.  In those limited number of cases where a payer covers the medication under a patient’s pharmacy benefit, a specialty pharmacy purchases Qutenza from ASD Specialty Healthcare, and then ships the medication directly to the physician’s office, rather than dispensing Qutenza to the patient.

Scientific and Medical Network

We have an established advisory team and network of well-recognized scientists, clinicians and opinion leaders in the fields of multiple sclerosis, spinal cord injury, epilepsy, stroke and heart failure.  Depending on their expertise, these advisors provide assistance in trial design, conduct clinical trials, keep us apprised of the latest scientific advances and help us identify and evaluate business development opportunities.

Material and Other Collaborations and License Agreements

Biogen Idec

In 2009, we entered into a Collaboration Agreement with Biogen Idec, pursuant to which we and Biogen Idec have agreed to collaborate on the development and commercialization of products containing aminopyridines, including Ampyra, initially directed to the treatment of MS (licensed products). The Collaboration Agreement includes a sublicense of our rights under an existing license agreement with Alkermes (formerly Elan). We have also entered into a related Supply Agreement pursuant to which we supply Biogen Idec with its requirements for the licensed products through our existing supply agreement with Alkermes. Biogen Idec Inc., the parent of Biogen Idec, has guaranteed the performance of Biogen Idec's obligations under the Collaboration Agreement and the Supply Agreement.

Under the Collaboration Agreement, Biogen Idec, itself or through its affiliates, has the exclusive right to commercialize licensed products in all countries outside of the U.S., while we retain the exclusive right to commercialize licensed products in the U.S. Each party has the exclusive right to develop licensed products for its commercialization territory, although the parties may also decide to jointly carry out mutually agreed future development activities – including, for example, for our development of dalfampridine in post-stroke walking deficits –  under a cost-sharing arrangement.  Under the Collaboration Agreement, we participate in overseeing the development and commercialization of Ampyra and other licensed products in markets outside the U.S. in part through our participation in joint committees with Biogen.  If Biogen Idec does not participate in the development of licensed products for certain indications or forms of administration, it may lose the right to develop and commercialize the licensed products for such indication or form of administration. Biogen Idec may sublicense its rights to certain unaffiliated distributors. During the term of the Collaboration Agreement and for two years after the Collaboration Agreement terminates, neither party nor its affiliates may, other than pursuant to the

Collaboration Agreement, research, develop, manufacture or commercialize any competing product, defined as one that contains aminopyridine or any other compound that acts at least in part through direct interaction with potassium channels to improve neurological function in MS, SCI or other demyelinating conditions, except that we may exploit the licensed products anywhere in the world following termination of the Collaboration Agreement.

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec.  Fampyra has been approved in a number of countries across Europe, Asia and the Americas.  Biogen Idec anticipates making Fampyra commercially available in additional markets in 2014.

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

Under the Collaboration Agreement, we are also entitled to receive double-digit tiered royalties on sales of licensed products by Biogen Idec, its affiliates or certain distributors outside of the U.S. Such royalties for products combining a licensed compound with at least one other clinically active therapeutic, prophylactic or diagnostic ingredient are determined based on the contribution of the licensed compound to the overall sales or value of the combination product. Biogen Idec may offset against the royalties payable to us a portion of certain royalties that it may need to pay to third parties.

Biogen Idec exclusively purchases all of Biogen Idec's, its affiliates' and its sublicensees' requirements of the licensed products from us. The purchase price paid by Biogen Idec for licensed products under the Collaboration Agreement and Supply Agreement reflects the prices owed to our suppliers under our supply arrangements with Alkermes or other suppliers. In addition, Biogen Idec pays us, in consideration for its purchase and sale of the licensed products, any amounts due to Alkermes for ex-U.S. sales, including royalties owed under the terms of our existing agreements with Alkermes.

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

Alkermes (now the licensor under this agreement due to its 2011 acquisition of Elan’s Drug Technologies business) is also obligated under this agreement to supply us with our commercial requirements for Ampyra in the U.S., as well as to supply Biogen Idec under the Supply Agreement and Consent Agreement with Fampyra for Biogen Idec’s clinical trials and for Biogen Idec’s commercial requirements.

Alkermes may terminate our license in countries in which we have a license, if we fail to file for regulatory approvals within a commercially reasonable time after completion and receipt of positive data from all preclinical and clinical studies required for the related NDA equivalent. We could also lose our rights under the license agreement if we fail to launch a product in such countries within 180 days of NDA or equivalent approval and receipt of other needed regulatory approvals, or if we fail to fulfill our payment obligations under the license agreement. If Alkermes terminates our license in any applicable country, Alkermes is entitled to license from us our patent rights and know-how relating to the product and to market the product in the applicable country, subject to royalty payments to us.

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

We agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. We have made or accrued an aggregate of $850,000 in milestone payments and $19.7 million in royalties under this agreement through December 31, 2013. The FDA approval of Ampyra triggered the final milestone of $750,000, which was paid in 2010. The Rush license may be terminated by either party following an uncured material breach by the other party and notice. The Rush license may also be terminated upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party. We also entered into an agreement with Elan relating to the allocation of payments between us and Elan of certain payments to Rush under the Rush license. Subject to the early termination provisions, the Rush license terminates upon expiration of the royalty obligations, which expire fifteen years from the date of the agreement (2018).

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

SK Biopharmaceuticals Co., Ltd.

In December 2012, we acquired Neuronex, Inc., a privately-held pharmaceutical company developing Plumiaz (our trade name for Diazepam Nasal Spray).  Plumiaz is a proprietary nasal spray formulation of diazepam that we are developing as a treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity also known as cluster seizures or acute repetitive seizures, or ARS.  Currently, the only approved outpatient treatment for people who experience this type of seizure activity is diazepam rectal gel, a rectally administered gel formulation of diazepam.  Diazepam is also currently available in other formulations, such as used for intramuscular and intravenous administration, for certain indications.  The nasally administered formulation potentially offers patients and caregivers a more practical and socially acceptable treatment option.

Neuronex, now one of our wholly owned subsidiaries, licenses patent, patent application, other intellectual property and other rights relating to Diazepam Nasal Spray products from SK Biopharmaceuticals Co., Ltd., or SK.  Under the SK license agreement, Neuronex has a license to develop and commercialize licensed products in all countries worldwide, except for specified Asian countries which are reserved for SK under the license agreement.  The license is exclusive for all therapeutic, medical and in vivo uses in humans or animals.

Pursuant to the SK license, Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to Diazepam Nasal Spray products (including a $1 million payment that was paid during the three-month period ending September 30, 2013 upon the FDA’s acceptance for review of the first NDA for Plumiaz), and up to $3 million upon the achievement of specified sales milestones with respect to Diazepam Nasal Spray products.  There can be no guarantee that any such milestones, other than the milestone based on the FDA’s acceptance of the NDA, will in fact be met.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.  Neuronex may offset, against a portion of the royalties payable to SK, a portion of any royalties we may pay under certain third party licenses.

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

Other License Agreements

In addition to the material license and collaboration agreements described above, we have entered into numerous other license agreements to support our research and development programs.  These other license agreements include the following:

•
We have a mutual, exclusive cross license and coordination agreement with Astellas Pharma Europe Ltd., which we entered into in connection with our acquisition of Qutenza and NP-1998, pursuant to which the parties may share certain data and may collaborate and/or share costs of future clinical trials relating to these products.

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

Manufacturing and Supply

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

As permitted by our agreement with Alkermes, we have designated Patheon, Inc. as a second manufacturing source of Ampyra. In connection with that designation, we entered into a manufacturing agreement with Patheon, and Alkermes assisted us in transferring manufacturing technology to Patheon. We and Alkermes have agreed that we may purchase up to 25% of our annual requirements from Patheon if we make compensatory payments to Alkermes. In addition, Patheon may supply us with Ampyra if Alkermes is unable or unwilling to meet our requirements.

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

Zanaflex

We currently rely on Alkermes to supply us under our 2004 Supply Agreement with Zanaflex Capsules (and for the supply of our authorized generic Zanaflex capsules being marketed by Watson Pharma, a subsidiary of Actavis). The initial term of the agreement expired in 2009, but is subject to two automatic two-year renewal terms. Either party may terminate the agreement by notifying the other party at least 12 months prior to the expiration of the initial term or any renewal term. In addition, either party may terminate the agreement if the other party commits a material breach that remains uncured. If a failure to supply occurs under the agreement, other than a force majeure event, or if we terminate the supply agreement for cause, Alkermes must use commercially reasonable efforts to assist us in transferring production of Zanaflex Capsules to us or a third-party manufacturer, provided that such third party is not a technological competitor of Alkermes. If we need to transfer production, Alkermes has agreed to grant us a royalty-free, fully paid-up license of its manufacturing know-how and other information and rights related to the production of Zanaflex Capsules, including a license to use its technology for specified purposes. We have the right to sublicense this know-how to a third party manufacturer, provided that this third party is not a technological competitor of Alkermes. In the event of termination of the supply agreement due to a force majeure event that continues for more than three months, Alkermes has agreed to enter into negotiations with us to preserve the continuity of supply of products, including the possibility of transferring manufacturing of Zanaflex Capsules to us or a third party manufacturer. Patheon manufactures Zanaflex tablets for us.

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

Qutenza and NP-1998

We acquired Qutenza from NeurogesX in 2013.  NeurogesX had discontinued active promotion of Qutenza by the time of our purchase, but we re-launched the product in January 2014 using our existing commercial organization, including our specialty neurology sales force.  We rely on third parties to manufacture Qutenza patches, to supply the API and inactive ingredients, and to package the product.  We currently have a contract with the Qutenza patch manufacturer and the supplier of the gel used with the patches but not the supplier of API or the packager.
We are currently designing a plan to expedite development of NP-1998 as both a stand-alone therapy and as an adjunct to existing systemic therapies for neuropathic pain.  NP-1998 has the potential to treat multiple neuropathies, and we are evaluating which specific condition or conditions we will focus on in our development plan.  We expect that the API for this development program will come from the same supplier that provides the API for Qutenza.  We are currently seeking to identify and negotiate agreements with the other third party suppliers that we will rely on to proceed with a clinical development program.

Plumiaz

We are preparing for a potential launch of Plumiaz in 2014, subject to obtaining FDA approval. We anticipate that our current infrastructure can support sales and marketing of this product if it receives FDA approval.  We will rely on third parties for the manufacturing and packaging of this product, the nasal delivery device, and the supply of the active pharmaceutical ingredient.  Although we have identified a potential manufacturer and potential suppliers, we have not yet entered into any manufacturing or supply agreements with these companies and we cannot be certain that we can reach agreement with these companies on reasonable terms, if at all.

Post-Stroke/Dalfampridine

We are planning to move forward with a Phase 3 clinical trial that will assess the use of a once-daily formulation of dalfampridine as a treatment for post-stroke walking deficits.  We met with the FDA in December 2013 and we are integrating FDA design recommendations into the study protocol.  Pending FDA agreement on a final protocol, we plan to begin the trial in the second quarter of 2014.

We developed the once-daily formulation of dalfampridine pursuant to a development agreement with another company, and we have exclusive rights to this formulation pursuant to a license agreement with this company.  We continue to work with the development company under the development agreement in connection with the ongoing development of the once-daily formulation.  Under these agreements, we are not restricted from using another company to supply the once-daily formulation for clinical trial or commercial purposes, and the development company is obligated to assist in transferring the technology to our chosen manufacturer.  We expect that we will use the development company for the clinical supply subject to negotiating a mutually acceptable supply agreement.  We have granted Alkermes plc a right of first refusal to be our primary commercial supplier.  Should we complete development of and receive FDA approval for the once-daily formulation,  we would owe royalties on sales of the product to the development company under our agreements with them.  In such event, we will also owe royalties to Alkermes on sales of the product under our existing agreements with Alkermes.

GGF2

We have completed a Phase 1 clinical trial of GGF2 in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In October 2013, we announced that the first patient was enrolled in the second clinical trial of GGF2.  This Phase 1b single-infusion trial in people with heart failure will assess tolerability of three dose levels of GGF2, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional preclinical data with the FDA. This review may impact dosing. We expect to complete this trial in 2015.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

We contracted with CMC ICOS Biologics in 2008 to produce and purify GGF2 bulk material under cGMPs.  Acorda and CMC Biologics (formerly CMC ICOS) have jointly developed analytical and characterization assays to support the manufacture of GGF2.  The details of the manufacturing and purification processes and data from the analytical assays were provided to FDA in an IND application in March 2010.  This drug substance was generated to support Good Laboratory Practices, or GLP, safety and toxicology and to support drug product manufacturing.

The final drug product for GGF2 for clinical studies was produced at Althea Technologies under a Product Development and Clinical Supply Agreement signed in 2009, using material produced by CMC Biologics described above.  The filling process and testing of the filled product was submitted to FDA as part of an IND application that was originally filed in March 2010.

rHIgM22
We have a remyelinating antibodies program that we acquired under license from the Foundation for Medical Education and Research, or Mayo Clinic.  Studies have demonstrated the ability of this family of antibodies to stimulate repair of the myelin sheath in three different animal models of MS.  Some antibodies within this portfolio also stimulate the growth of neurons and may have applications beyond demyelinating disorders.  First identified in mice, similar remyelinating antibodies were subsequently identified in human blood samples by Mayo Clinic.  Our lead recombinant human remyelinating antibody, designated rHIgM22, has been produced under GMPs, tested for safety in non-clinical studies and advanced to human trials in patients with MS.  We have contracted for testing and manufacturing development activities for rHIgM22 to be performed by outside contractors. In 2009, we signed a Master Vendor Agreement with Biovest International Inc. to produce rHIgM22 under cGMPs.  In 2009, we also contracted with CMC Biologics to develop methods and purify under cGMPs the rHIgM22 produced at Biovest.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory efficacy measures.  We believe a therapy that could repair myelin sheaths has the potential to restore substantial neurological function to those affected by demyelinating conditions.

AC105

In June 2011, we entered into a license agreement with Medtronic, Inc. and one of its affiliates pursuant to which we licensed from them worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol, which we refer to as AC105.  We are studying AC105 as a treatment for patients who have suffered acute SCI.  In September 2013, we announced that the first patient was enrolled in a clinical trial that will evaluate the safety and tolerability of AC105 in people with traumatic SCI, and that also incorporates several exploratory efficacy measures.  We are relying on a third party to manufacture and supply the clinical trial material.

Other Products in Development

We have established the internal capability to manufacture research quantities of antibody and protein product candidates.

Intellectual Property

We have patent portfolios relating to Ampyra/aminopyridines, GGF2/neuregulins, remyelinating antibodies/antibodies relating to nervous system disorders, chondroitinase, AC105/PEG-Mg, Plumiaz/diazepam nasal spray, and Qutenza and NP-1998/topical capsaicin formulations, comprised of both our own and in-licensed patents and patent applications. Our intellectual property also includes copyrights, confidential and trade secret information as well as a portfolio of trademarks.

Ampyra/aminopyridines

We have four issued patents listed in the Orange Book for Ampyra, two of which issued in 2013, as follows:

•
The first is U.S. Patent No. 8,007,826, with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Based on the final patent term adjustment calculation of the United States Patent and Trademark Office, or USPTO, this patent will extend into 2027.

•
The second is U.S. Patent No. 5,540,938 (“the ‘938 patent”), the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In April 2013, the ‘938 patent received a five year patent term extension under the patent restoration provisions of the Hatch Waxman Act.  With a five year patent term extension, the ‘938 patent will expire in 2018.  We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business).

•
The third, which issued in January  2013, is U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2026.

•
The fourth, which issued in May 2013, is U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2025.

Also, in January 2014 a patent application was allowed which, assuming it issues, should also be eligible for listing in the Orange Book.

In 2011, the European Patent Office, or EPO, granted EP 1732548, the counterpart European patent to U.S. Patent No. 8,354,437 with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent.  We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice daily dosing at 10 mg.  The decision of the Opposition Division is open to appeal.  In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC ehf filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent.  Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines.

We have pending U.S. patent applications and corresponding foreign patent applications covering various methods of using aminopyridines, such as 4-aminopyridine (dalfampridine), including applications which if issued as patents could remain in force at least through 2030 and 2032, respectively.

GGF2/Neuregulins

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

Remyelinating Antibodies/Antibodies Related to Nervous System Disorders
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

Chondroitinase

Our chondroitinase portfolio includes granted U.S. patents and granted foreign patent counterparts, as well as pending patent applications.   The granted U.S. patents are directed to methods of using certain chondroitinase enzymes, including chondroitinase ABC-I, to reduce inflammation in patients with CNS diseases, SCI or MS and certain chondroitinase ABC-I mutant enzymes and related methods of use.  The pending U.S. patent applications and their foreign counterparts are directed to chondroitinase enzymes, methods of use and formulations thereof.  In particular, we have pending U.S. applications and foreign equivalents relating to chondroitinase enzymes, including fusion proteins of chondroitinase enzymes, chimeric proteins including chondroitinase enzymes, deletion mutants of chondroitinase enzymes and certain methods of use of the same.

In addition, we have a license from King's College and University of Cambridge to a pending U.S. application and its foreign counterparts directed to treatment of CNS damage.

AC105/PEG-Mg

In 2011, we entered into a license agreement with Medtronic, Inc. and one of its affiliates pursuant to which we licensed from them worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol, referred to as AC105.  Under our license agreement with Medtronic, we have rights in pending patent applications relating to certain formulations of magnesium with a polymer (such as polyethylene glycol) and uses thereof.  Our rights in these pending patent applications are exclusive as to certain formulations and certain fields.

Plumiaz/Diazepam Nasal Spray

Our wholly-owned subsidiary Neuronex, Inc. has a license from SK Biopharmaceuticals Co., Ltd., or SK, for two patent families comprising a granted U.S. patent and pending U.S. and foreign patent applications relating to diazepam intranasal formulations and uses, including the clinical formulations for Plumiaz (our trade name for Diazepam Nasal Spray).  The granted U.S. patent is set to expire in 2029.  If granted, the pending patent applications would expire in 2029-2032.  One patent family is owned by SK and one patent family is jointly owned by Neuronex and SK.

Qutenza and NP-1998/Topical Capsaicin Formulations

We have commercialization and development rights for Qutenza and NP-1998 in the U.S., Canada, Latin America and certain other territories.  In the U.S., we have one Orange Book listed patent for Qutenza, which is U.S. Patent No. 6,239,180.  This patent is set to expire in 2016, absent any Hatch-Waxman extension for regulatory delays.  Qutenza has Orphan Drug designation which gives it marketing exclusivity in the U.S. until 2016.

There are granted U.S. patents which include claims directed to NP-1998 providing coverage until April 2027.  There is also a pending U.S. patent application and pending foreign patent applications which, if granted, would expire in 2024.

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

Trademarks

In addition to patents, our intellectual property portfolio includes registered trademarks, along with pending trademark applications.  We own several registered trademarks in the U.S. and in other countries.  These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Ampyra,” “Zanaflex,” “Zanaflex Capsules” and “Qutenza.” We also have trademark registrations for “Fampyra” and “Kampyra” and pending trademark applications therefore, in numerous foreign jurisdictions.  In addition, our trademark portfolio includes several trademark registrations and pending trademark applications for potential product names and for disease awareness activities.

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

Ampyra/MS

Current disease management approaches to MS are classified either as relapse management, disease course management, or symptom management approaches. For relapse management, the majority of neurologists treat sudden and severe relapses with a four-day course of intravenous high-dose corticosteroids. Many of these corticosteroids are available generically. For disease course management, there are a number of FDA-approved MS therapies that seek to modify the immune system. These treatments attempt to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS, though their precise mechanisms of action are not known. These products include Avonex from Biogen Idec, Betaseron from Schering AG, Copaxone from Teva Pharmaceutical Industries, Ltd., Rebif from Merck Serono, Tysabri from Biogen Idec and Elan, and Gilenya and Extavia from Novartis AG.

To our knowledge, Ampyra is the first and only product that is approved as a treatment to improve walking in patients with MS.  This was demonstrated by an increase in walking speed.  Several biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological diseases, including MS. Other companies also have products in clinical development, including products approved for other indications in MS, to address improvement of walking ability in people with MS. BioMarin Pharmaceutical Inc. or BioMarin, acquired the rights formerly owned by EUSA Pharma to amifampridine phosphate, a 3,4-diaminopyridine compound, which in January 2010 received marketing authorization in the EU for use in Lambert Eaton Myasthenic Syndrome, or LEMS.  In 2012, BioMarin outlicensed the North American rights to Catalyst Pharmaceuticals.  In the EU, and the U.S., if this product is successfully developed and approved, physicians might prescribe it instead of Ampyra, even if it were not approved for MS.

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

We believe that Ampyra is complementary to both the relapse management and disease course management therapies that are commercially available. Nonetheless, Ampyra may compete for market acceptance with these current treatments because they have been accepted and regularly prescribed to people with MS by physicians, or because physicians may think that these products also improve walking or other neurological functions.

Ampyra could become subject to competition from generic drug manufacturers.  Generic drug manufacturers may attempt to file Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA.  Generic drug manufacturers have been able to file these ANDAs since late January 2014, but we may not become aware of these filings for several months, if they are submitted, due to procedures specified under applicable regulations.  In filing these ANDAs for Ampyra, generic drug manufacturers may choose to challenge one or more of the patents that protect the Ampyra franchise.  As such, we may need to initiate legal proceedings by asserting one or more of our patents against the generic drug manufacturer.  Patent litigation involves complex legal and factual questions.  We may need to devote significant resources to such legal proceedings, and if we are not successful our business could be materially harmed.  We can provide no assurance concerning the duration or the outcome of any such patent-related lawsuits.

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

In 2012 Apotex Inc. launched generic tizanidine hydrochloride capsules, in 2012 we also launched an authorized generic version of Zanaflex Capsules under our agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), and in 2013 Mylan Laboratories Limited launched generic tizanidine hydrochloride capsules.  Other generic companies may also seek approval for their own generic tizanidine hydrochloride capsules.  In addition, several companies have reported that they are working on potential new delivery formulations of tizanidine hydrochloride. Our net revenue from Zanaflex Capsules has declined significantly due to competition from existing generic versions, and we expect it will continue to decline in 2014 and beyond due to competition from existing and potentially other generic versions.

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

Plumiaz/Cluster or Acute Repetitive Seizures

Plumiaz (Diazepam Nasal Spray) is a proprietary nasal spray formulation of diazepam that we are developing as a treatment for the management of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity, also known as cluster seizures or acute repetitive seizures, or ARS.  Currently, the only approved outpatient treatment for people who experience this type of seizure activity is diazepam rectal gel, a rectally administered gel formulation of diazepam.  Diazepam is also available in other formulations, such as intramuscular and intravenous formulations for use in certain indications.  Our current understanding is that many patients would prefer a therapeutic product delivered intranasally rather than delivery options of rectal or intramuscular administration, but we cannot be certain that physicians would prescribe Plumiaz in preference over other available formulations of diazepam or other products.  Also, if we obtain FDA approval for and launch Plumiaz, it may be more expensive than some or all of the generic or branded versions of diazepam otherwise available.  Furthermore, we are aware that Meridian Medical Technologies (a Pfizer subsidiary) is developing an intramuscular auto-injector for diazepam, Neurelis and BioTie Therapies are developing an intranasal diazepam spray, and Upsher Smith is developing a nasal delivery form of midazolam, which could have a labeled indication similar to Plumiaz.  Plumiaz could be subject to substantial competition from these potential products, depending on whether and when they receive FDA approval, their cost, their labeled indications, patient acceptance, and other factors.  Additionally, in May 2013, the diazepam auto-injector from Meridian Medical Technologies received orphan drug designation for the management of selected, refractory patients with epilepsy on stable regimens of antiepileptic drugs, who require intermittent use of diazepam to control bouts of increased seizure activity. The product is still in clinical development and has not been approved yet. If this product receives FDA approval before Plumiaz, Plumiaz will be excluded from the market for seven (7) years unless we are able to prove to the FDA that the nasal spray is clinically superior to the intramuscular diazepam auto-injector or offers a major contribution to patient care relative to the auto-injector for the same therapeutic indication.

In addition to these examples, there are other companies with early stage development programs for the treatment of epilepsy, including breakthrough seizures, cluster seizures or acute repetitive seizures, that could compete with Plumiaz in the future.

Qutenza/Post-Herpetic Neuralgia

Qutenza faces significant competition from various other oral and topical products that are indicated to treat PHN and/or other forms of neuropathic pain, as well as other prescription and over the counter pain medications not specifically indicated for neuropathic pain that patients may use to address their symptoms.   Many of the prescription pain medications that may compete with Qutenza are available in generic forms.  If we successfully develop and commercialize NP-1998, this product would similarly face significant competition from these other products.

Also, unlike our other products, Qutenza may be administered only by a health care professional in an office, clinic, or hospital setting.  For this reason, it is treated as a “buy-and-bill” product by some payers including the Medicare program, some Medicaid programs, and some private payers.  Buy-and-bill products must be purchased by health care providers before they can be administered to patients.  Health care providers subsequently must seek reimbursement for the product from the applicable third party payer such as Medicaid or a health insurance company. Health care providers may be reluctant to administer Qutenza because they would have to fund the purchase of the product and then seek reimbursement (which may differ somewhat from their purchase price), or because they do not want the additional administrative burden required for the product.

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

In the U.S., Ampyra, Zanaflex Capsules, Zanaflex tablets, Qutenza, and our product candidates are regulated by the FDA as drugs. Some of our product candidates are potentially regulated both as drugs and as biological products. Drugs are subject to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations of the FDA, as well as to other federal, state, and local statutes and regulations. Biologics are regulated under both the Federal Food, Drug, and Cosmetic Act, as amended, and the Public Health Service Act, as amended. Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA's and other health authorities' delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Similar civil or criminal penalties could be imposed by other government agencies or agencies of the states and localities in which our products are tested, manufactured, sold or distributed.

The process required by the FDA under these laws before our product candidates may be marketed in the U.S. generally involves the following:

•	preclinical laboratory and animal tests;

•	submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may begin;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for our intended use(s);

•	FDA review of whether each facility in which the product is manufactured, processed, packed or held meets standards designed to assure the product's identity, strength, quality, and purity; and

•
submission and FDA approval of a New Drug Application, or NDA, in the case of a drug, or a Biologics License Application, or BLA, in the case of a biologic, containing preclinical and clinical data, proposed labeling, information to demonstrate that the product will be manufactured to appropriate standards, and other required information.

The research, development and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely or commercially viable basis, if at all.

Preclinical studies include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its safety and potential efficacy. The results of the preclinical studies, together with manufacturing information, analytical data and any available clinical data or literature must be submitted to the FDA as part of an IND application. The IND sponsor may initiate clinical trials 30 days after filing the IND application, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Further, an independent Institutional Review Board charged with protecting the welfare of human subjects involved in research at each medical center proposing to conduct the clinical trials must review and approve any clinical trial before it commences at that center. Many studies also employ a data safety monitoring board, or DSMB, with experts who are otherwise independent of the conduct of the study and are given access to the unblinded study data periodically during the study to determine whether the study should be halted.  For example, a DSMB might halt a study if an unacceptable safety issue emerges, or if the data showing the effectiveness of the study drug would make it unethical to continue giving patients placebo.

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

In the U.S., the results of product development, preclinical studies and clinical trials must be submitted to the FDA for review and approval prior to marketing and commercial distribution of the product candidate. If the product candidate is regulated as a drug, an NDA must be submitted and approved before commercial marketing may begin. If the product candidate, such as an antibody, is regulated as a biologic, a BLA must be submitted and approved before commercial marketing may begin. The NDA or BLA must include a substantial amount of data and other information concerning safety and effectiveness (for a drug) and safety, purity and potency (for a biologic) of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

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

Once an NDA or BLA is submitted for FDA approval, the FDA will accept the NDA or BLA for filing if deemed complete, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable.  The FDA has established performance goals for the review of NDAs and BLAs:  six months for priority applications and 10 months for regular applications, with two additional months added to each period for new molecular entities. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an “action letter” or “complete response letter” that describes additional work that must be done before the application can be approved. The FDA's review of an application may involve review and recommendations by an independent FDA advisory committee.

The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional preclinical or clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If the FDA approves a product, it will limit the approved therapeutic uses for the product as described in the product labeling, may require that contraindications or warning statements be included in the product labeling, may require that additional studies or clinical trials be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk evaluation and mitigation strategy, or REMS, or may otherwise limit the scope of any approval. Under a REMS, the FDA may impose significant restrictions on distribution and use of a marketed product, may require the distribution of medication guides to patients and/or healthcare professionals or patient communication plans, and may impose a timetable for submission of assessments of the effectiveness of a REMS. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may also impose a REMS after product approval, or require labeling changes.  In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of the post-marketing programs.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years or more and the actual time required may vary substantially, based upon the type, complexity and novelty of the product candidate. Government regulation may delay or prevent marketing of potential products for a considerable period of time or permanently and impose costly procedures upon our activities.  Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, labeling changes or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain and maintain regulatory approvals would harm our business. Marketing our product candidates abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Post-Approval Regulation

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences and other reporting, advertising and promotion restrictions. The FDA's rules for advertising and promotion require, among other things, that we not promote our products for unapproved uses and that our promotion be fairly balanced and adequately substantiated by clinical studies. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug if it becomes aware of new safety information that the agency believes should be included in the approved drug's labeling. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Foreign drug manufacturers must comply with similar local requirements and may be subject to inspections by FDA or local regulatory agencies.  We cannot be certain that we or our present or future suppliers will be able to comply with the cGMPs and other regulatory requirements. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

In addition to inspections related to manufacturing, we are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to the other regulatory requirements that apply to marketed drugs manufactured or distributed by us. The FDA also may conduct periodic inspections regarding our review and reporting of adverse events, or related to compliance with the requirements of the PDMA concerning the handling of drug samples. When the FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations, or FDA Form 483, and prepare a written report called an Establishment Inspection Report. The observations may be more or less significant. If we receive a notice of inspectional observations, we likely will be required to respond in writing, and may be required to undertake corrective and preventive actions in order to address the FDA's concerns.  Failure to address the FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions.

We and our product candidates are also subject to a variety of state laws and regulations in those states or localities where they are or will be marketed. For example, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in that state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state.  Federal law and some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Any applicable federal, state or local regulations may hinder our ability to market, or increase the cost of marketing, our products in those states or localities.

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

Orphan Drugs

Under the Orphan Drug Act, special incentives exist for sponsors to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the U.S. Requests for orphan drug designation must be submitted before the submission of an NDA, BLA, or supplemental NDA or BLA for the orphan use. We received an orphan drug designation for Ampyra for the treatment of both MS and incomplete SCI.  The number of people affected by MS now exceeds 200,000.  However, this does not affect Ampyra’s orphan drug designation in the United States, as it was granted prior to the increase in prevalence above 200,000.

Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, and reduced filing fees for marketing applications. If a product that has an orphan drug designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity for that use. This means that, subsequent to approval, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. FDA may approve a subsequent application from another sponsor if the FDA determines that the application is for a different drug or different use, or if the FDA determines that the subsequent product is clinically superior or demonstrates a major contribution to patient care, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public's need. If the FDA approves another sponsor’s application for a drug that is the same as a drug with orphan exclusivity, but for a different use, the competing drug could be prescribed by physicians outside its approved use, including for the orphan use, notwithstanding the existence of orphan exclusivity. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another person from receiving approval for the same or a similar drug for the same or other uses.

Some other jurisdictions have orphan drug rules and offer similar incentives.  In the EU, for example, a designated orphan drug benefits from free scientific advice and reduced application fees.  Moreover, an approved orphan drug benefits from a 10-year exclusivity period, during which regulators can neither accept not approve applications for similar medicinal products for the same indication.  Under the EU system, however, the Committee for Orphan Medicinal Products, or COMP, will reassess orphan status in parallel with the European Medicines Agency’s assessment of the marketing authorization application and the COMP can recommend that orphan status is removed if the product no longer meets the relevant criteria.

Generic Drugs, AB Ratings and Pharmacy Substitution

Generic drugs are approved through an abbreviated regulatory process, which differs in important ways from the process followed for innovative products. Generally an abbreviated new drug application, or ANDA, is filed with the FDA. The ANDA must seek approval of a product candidate that has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as a so-called "reference listed drug" approved under an NDA with full supporting data to establish safety and effectiveness. Only limited exceptions exist to this ANDA sameness requirement, including certain limited variations approved by the FDA through a special suitability petition process. Approval of an ANDA requires limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at a rate and extent consistent with that of the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug.
Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed.  If the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time after receiving notice of the patent certification, an automatic stay bars FDA approval of the ANDA pending resolution of the suit or other action by the court.  The length of the automatic stay depends on whether the FDA classifies the reference listed drug as a New Chemical Entity, or NCE, as follows:

•
If the FDA does not classify the reference listed drug as an NCE, then the automatic stay is for 30 months from the date that the manufacturer of the reference listed drug receives the patent certification described above.

•	If the reference listed drug is classified by the FDA as an NCE, then the timing of the automatic stay depends on when the ANDA is filed, as well as when the manufacturer of the reference listed drug receives the patent certification described above.  No company can file an ANDA on a reference listed drug that is an NCE until five years after the reference listed drug’s FDA approval, except that an ANDA may be submitted four years after the reference listed drug’s FDA approval if the ANDA contains the patent certification described above.  If the ANDA is filed five or more years after FDA approval of the NCE, then the 30 month stay is applicable.  However, if an ANDA is filed in between the fourth and fifth years after FDA approval of the NCE, the automatic stay of approval runs from the date of FDA approval, providing a total of up to seven and one-half years of product protection.

If the stay is either lifted or expires and the ANDA applicant is able otherwise meet the FDA’s requirements for the approval of ANDAs, the generic manufacturer may begin selling its product even if patent litigation is pending.  However, if the generic manufacturer launches before patent litigation is resolved, the launch is at the risk of the generic manufacturer being later held liable for patent infringement damages

Many states require or permit pharmacists to substitute generic equivalents for brand-name prescriptions unless the physician has prohibited substitution. Managed care organizations often urge physicians to prescribe drugs with generic equivalents, and to authorize substitution, as a means of controlling costs of prescriptions. They also may require lower copayments as an incentive to patients to ask for and accept generics.

While the question of substitutability is one of state law, most states look to the FDA to determine whether a generic is substitutable. The FDA lists therapeutic equivalence ratings in a publication often referred to as the “Orange Book.” In general, a generic drug that is listed in the Orange Book as therapeutically equivalent to the branded product will be substitutable under state law and, conversely, a generic drug that is not so listed will not be substitutable. Solid oral dosage form drug products that are considered therapeutically equivalent are generally rated “AB” in the Orange Book.

To be considered therapeutically equivalent, a generic drug must first be a pharmaceutical equivalent of the branded drug. This means that the generic has the same active ingredient, dosage form, strength or concentration and route of administration as the brand-name drug. Tablets and capsules are currently considered different dosage forms that are pharmaceutical alternatives and therefore are not substitutable pharmaceutical equivalents.  In addition to being pharmaceutical equivalents, therapeutic equivalents must be bioequivalent to their branded counterparts. Bioequivalence for this purpose is defined in the same manner as for ANDA approvals, and usually requires a showing of comparable rate and extent of absorption in a small human study.

Biosimilars

The FDA has created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an already-approved reference biological product.  However, because many issues concerning this abbreviated pathway remain unresolved, it is difficult to predict how this change will affect us.  If our product candidates are approved as biologics, they may face significant competition from biosimilars in the future.

Foreign Regulation and Product Approval

Outside the U.S., our ability or the ability of our collaboration partner Biogen Idec to market a product candidate is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Foreign marketing authorizations can be applied for at a national level, although within the European Union, or EU, registration procedures are available to companies wishing to market a product in the entire European Economic Area, or EEA (through the “centralized procedure,” which is mandatory for certain products, including biotechnology and advanced therapy medicinal products, orphan medicines and new active substances for the treatment of acquired immune deficiency syndrome (AIDS), cancer, neurodegenerative disorder, diabetes, auto-immune diseases and other immune dysfunctions and viral diseases),

or in more than one individual EU member state (through the “mutual recognition procedure” or “decentralized procedure”).    The foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

Other Regulations

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, as amended and the False Claims Act, also as amended, and are affected by the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended.  For products to be covered by Medicaid, drug manufacturers must enter into a rebate agreement with the Secretary of Health and Human Services on behalf of the states and must regularly submit certain pricing information to CMS.  For products to be made available to authorized users of the Federal Supply Schedule administered by the Department of Veterans Affairs, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Administration and the Department of Defense, or DOD, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid.  In addition, under legislative changes made in 2009, discounted prices must also be offered for certain DOD purchases for its TRICARE retail pharmacy program via a rebate system.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, and other activities, and/or register their sales representatives, as well as to restrict the use of certain physician prescribing data for sales and marketing purposes, and to prohibit certain other sales and marketing practices. In addition, our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Under the Sunshine Act provisions of the Affordable Care Act, or ACA, pharmaceutical manufacturers are subject to new federal reporting and disclosure requirements with regard to payments or other transfers of value made to covered recipients, which is defined as physicians and teaching hospitals.  Reports submitted under these new requirements will be placed on a public database. Pharmaceutical manufacturers were required to begin collecting data on August 1, 2013, and will be required to submit reports to CMS by March 31, 2014 (and the 90th day of each subsequent calendar  year). Similarly, pharmaceutical manufacturers are required to annually report samples of prescription drugs requested by and distributed to healthcare providers.  The law does not state whether these disclosures will be made publicly available, and the FDA has not provided any additional guidance as to how the data will be used.

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

In the U.S., there has been an increased focus on drug pricing in recent years. Although there are currently no direct government price controls over private sector purchases in the U.S., federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public healthcare programs such as Medicaid. Various states have adopted further mechanisms under Medicaid and other programs that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products.

The Medicare Modernization Act, or MMA, enacted in December 2003, altered federal reimbursement for physician-administered drugs covered by Medicare. Under the reimbursement methodology set forth in the MMA, physicians are reimbursed for such drugs based on a product's "average sales price," or ASP. This ASP-based reimbursement methodology has generally led to lower reimbursement levels. The MMA also established the Medicare Part D outpatient prescription drug benefit, which is provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers.  The ACA requires drug manufacturers to provide a 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.”

The Deficit Reduction Act of 2005 resulted in changes to the way average manufacturer price, or AMP, and best price are reported to the government and the formula for calculating required Medicaid rebates.  The ACA increased the minimum basic Medicaid rebate for branded prescription drugs from 15.1% to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees.  In addition, the ACA increased the additional Medicaid rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products, revised the definition of AMP by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted 340B pricing.

The ACA imposes a significant annual fee on companies that manufacture or import branded prescription drug products.  The fee (which is not deductible for federal income tax purposes) is based on the manufacturer’s market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs.  The ACA also contains a number of provisions, including provisions governing the way that healthcare is financed by both governmental and private insurers, enrollment in federal healthcare programs, reimbursement changes, increased funding for comparative effectiveness research for use in the healthcare industry, and enhancements to fraud and abuse requirements and enforcement, that will affect existing government healthcare programs and will result in the development of new programs.

We are unable to predict the future course of federal or state healthcare legislation and regulations, including regulations that will be issued to implement provisions of the ACA.  The ACA and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Different pricing and reimbursement schemes exist in other countries. For example, in the European Union, some governments influence the price of pharmaceutical products through reference pricing approaches to pharmaceutical reimbursement for national healthcare systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Health and Care Excellence, or NICE, in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

EMPLOYEES

As of February 25, 2014, we had 421 employees. Of the 421 employees, 107 perform research and development activities, including preclinical programs, clinical trials, regulatory affairs, biostatistics, and drug safety, and 314 work in sales, marketing, managed markets, business development, manufacturing, technical operations, medical affairs, communications, and general and administrative.

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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and
amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (http://www.acorda.com under the “Investors” and then "SEC Filings" captions) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (SEC).  Also, the SEC allows us to “incorporate by reference” some information from our proxy statement for our 2014 Annual Meeting of Stockholders, rather than repeating that information in this report. We intend to file our 2014 Proxy Statement within 120 days after the end of our 2013 fiscal year, in accordance with SEC rules and regulations, and we recommend that you refer to the information that we indicate will be contained in our 2014 Proxy Statement.

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

Risks related to our business

We have a history of operating losses and, although we were profitable in 2013, we may not be able to sustain profitability.

As of December 31, 2013, we had an accumulated deficit of approximately $238.1 million. Although we had net income of $16.4 million for the year ended December 31, 2013, $155.0 million for the year ended December 31, 2012, which included a tax benefit recorded for a release of our deferred tax asset valuation allowance, and $30.6 million for the year ended December 31, 2011, prior to 2011 we had operating losses each year since inception.  Our operating losses resulted from our significant expenses relating to clinical development, research and development, general and administrative, sales, managed markets and marketing, medical affairs and business development. We may not sustain profitability because we expect to continue investing significant amounts to market our approved products, to continue product development and research and development activities, and, potentially, to acquire new products and product candidates.

Our prospects for sustaining profitability will depend primarily on how successful we are in:

•
increasing our sales levels for Ampyra in the U.S. and supporting Biogen Idec’s efforts to successfully obtain and maintain regulatory approval for Fampyra (as Fampridine Prolonged Release tablets) in the EU and other markets outside the U.S.;

•	expanding the Ampyra franchise through new formulations or other conditions such as post-stroke deficits;

•	Obtaining FDA approval for, and commercializing, Plumiaz;

•	continuing to advance clinical development of our rHIgM22, GGF2 and AC105 programs, and designing and advancing a program for the development of NP-1998;

•	continuing to develop our preclinical product candidates and advance them into clinical trials; and

•	evaluating and potentially expanding our product development pipeline through the potential in-licensing and/or acquisition of additional products and technologies.

If we are not successful in executing our business plan, we may not sustain profitability. Also, even if we are successful in executing our business plan, our profitability may fluctuate from period to period due to our level of investments in sales and marketing, research and development, and product and product candidate acquisitions.  For example, in 2014 we expect to invest a significant amount to support at least four clinical trial programs and, if we receive FDA approval, to commercialize Plumiaz.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Acorda.

In general, under the Internal Revenue Code of 1986, as amended, a corporation is subject to limitations on its ability to utilize net operating losses (NOLs), to offset future taxable income. As of December 31, 2013, we had approximately $174 million of NOLs available to reduce taxable income in future years.  Losses for federal income tax purposes can generally be carried forward for a period of 20 years.  We believe it is more likely than not that we will use these net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards could expire before we generate sufficient taxable income.

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

We will be highly dependent on the commercial success of Ampyra in the U.S. for the foreseeable future, as sales of Zanaflex Capsules have substantially declined due to generic competition, and we may be unable to meet our expectations with respect to Ampyra sales and/or sustain profitability and positive cash flow from operations.

We currently derive substantially all of our revenue from the sale of Ampyra.  We believe that sales of Ampyra will continue to constitute a significant and growing portion of our total revenue for the foreseeable future.  Net revenue from Zanaflex Capsules declined significantly since the introduction of generic versions of tizanidine hydrochloride capsules, including our own authorized generic version, and we expect that net revenue from this product will continue to decline further in 2014 and beyond.  The continued commercial success of Ampyra, which first became commercially available in March 2010, will depend on a number of factors, including:

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

        In January 2014, we re-launched Qutenza, a product we acquired from NeurogesX, Inc. in July 2013.  However, for the foreseeable future we do not expect that sales of this product will materially contribute to our revenues. Also, in 2013 we filed an NDA for Plumiaz, the Diazepam Nasal Spray product that we acquired from Neuronex, Inc. in December 2012.  We cannot predict whether or when the FDA might approve our NDA and therefore whether sales of Plumiaz will generate any revenues.

We have no manufacturing capabilities and are dependent upon Alkermes and other third-parties to supply the materials for, and to manufacture, Ampyra and our other commercial products and products in development.

We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of Ampyra or our other commercial products. We rely and expect to continue to rely on third parties for the production and packaging of our commercial products, the active pharmaceutical ingredient, or API, in those products, the inactive ingredients in those products, and for the supply of materials for our research and development activities, particularly clinical trials.  In addition, due to the unique manner in which our products are manufactured, in many cases we rely on single source providers for the API or other components of, or the manufacture of, products and for materials for our research and development programs.  Our dependence on others to manufacture and provide the API for our marketed products and clinical trial materials may harm our ability to develop and commercialize our products on a timely and competitive basis.  Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

We cannot be certain that we can reach agreement with (or renew existing agreements with) needed third party manufacturers or suppliers on reasonable terms, if at all.  Manufacturers or suppliers may choose not to conduct business with us at all, for example if they determine that our particular business requirements would be unprofitable or otherwise not appropriate for their business.  Even if we have agreements with third parties, they may not perform their obligations to us and/or they may be unable or unwilling to establish or increase production capacity commensurate with our needs.  Also, third party manufacturers and suppliers are subject to their own operational and financial risks that are outside of our control, including macro-economic conditions that may cause them to suffer liquidity or operational problems and that could interfere with their business operations.

In addition, the manufacture and distribution of our products and product candidates, including product components such as API, is highly regulated, and any failure to comply with regulatory requirements could adversely affect our supply of products or our access to materials needed for product development.  The third parties we rely on are subject to regulatory review, and any regulatory compliance problems could significantly delay or disrupt commercialization of our products.  U.S. and foreign governments and regulatory authorities continue to propose legislative and other measures relating to the manufacture or distribution of pharmaceutical products, including revisions to current good manufacturing practices (“cGMPs”).  Third party manufacturers may be unable or unwilling to comply with new legislative or regulatory measures, and/or compliance with new requirements could increase the price we must pay for our products.

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

Under our supply agreement with Alkermes, we provide Alkermes with monthly written 18-month forecasts and with annual written five-year forecasts for our supply requirements of Ampyra. In each of the three months for Ampyra following the submission of our written 18-month forecast, we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less. Alkermes is not obligated to supply us with quantities in excess of our forecasted amounts, although it has agreed to use commercially reasonable efforts to do so. If our forecasts of our supply requirements are inaccurate, we may have an excess or insufficient supply of Ampyra.

We similarly rely on Alkermes and other third parties for the manufacture of our Zanaflex and authorized tizanidine hydrochloride generic products and the supply of tizanidine hydrochloride, Qutenza, and the API in those products.  Also, if we obtain FDA approval for Plumiaz and commercialize this product, we will rely on a third party manufacturer and packager for the product and third party suppliers of the API, the nasal delivery device, and the components used in drug packaging.  Although we have identified a potential manufacturer and potential suppliers, we have not yet entered into any manufacturing or supply agreements with these companies and we cannot be certain that we can reach agreement with these companies on reasonable terms, if at all.  Also, these companies will be subject to FDA approval and we cannot be certain that the FDA would provide such approval.

If any of our third party manufacturers or suppliers fails to perform its obligations to us or otherwise has an interruption in or discontinues supply to us, we may be forced to seek supply from a different third party manufacturer or supplier.  In such event, we may experience significant delays associated with finding an alternative manufacturer or supplier that is properly qualified to produce our products and product candidates or the API or other components of those products and product candidates in accordance with FDA requirements and our specifications.  This could interfere with product sales or cause interruptions of or delays in our research and development programs.  We may not be able to establish arrangements with an alternative manufacturer or supplier on reasonable terms, if at all.  In some cases, the technical skills required to manufacture our products or product candidates or the API or other components of such products or product candidates may be unique or proprietary to the original manufacturer or supplier and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a backup or alternative supplier, or we may be unable to transfer such skills at all.

Even though we have obtained marketing approval for Ampyra, the approval is subject to post-marketing commitments, which may affect the success of Ampyra.

The marketing approval we received for Ampyra is subject to post-marketing requirements and commitments, and failure to meet these post-approval requirements and commitments could lead to enforcement action by the FDA, which could include criminal charges, civil penalties, or withdrawal of regulatory approval.  These requirements and commitments included follow-up animal and clinical studies and analyses and a clinical trial.  We have completed these animal and clinical studies and submitted final reports to the FDA.  With the exception of the clinical trial commitment, however, the requirements and commitments remain subject to FDA review and potential action based on its review of the data.

The FDA-approved product labeling for Ampyra limits promotional opportunities for Ampyra, which may harm market acceptance of Ampyra, and we could be subject to enforcement action by the FDA if our promotional activities are not compliant with applicable laws and regulations.

Ampyra was approved with an indicated use limited to improving walking in patients with MS and specifies that this was demonstrated by an increase in walking speed.  The approved labeling also contains other limitations on use and warnings and precautions, the most common adverse events, and contraindications for risks. If potential purchasers or those influencing purchasing or prescribing decisions, such as physicians and pharmacists or third party payers, react negatively to Ampyra because of their perception of the limitations or safety risks in the approved product labeling, it may result in lower product acceptance and lower product revenues.

In addition, our promotion of Ampyra must reflect only the specific approved indication as well as other limitations on use, and disclose the safety risks associated with the use of Ampyra as set out in the approved product labeling.  We must submit all promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners, and we may face other adverse enforcement action. For example, in June 2012, we received an untitled letter from the FDA stating that one of our Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of and minimized important safety information associated with Ampyra. In compliance with the untitled FDA letter, we discontinued use of the video, and in light of the FDA letter we also evaluated and discontinued the use of some other promotional materials.  In July 2013, we received a warning letter from the FDA stating that one of our consumer print advertisements for a local speaker program to educate consumers about Ampyra was false or misleading because it omitted risk information associated with the use of Ampyra.  The warning letter cited the prior June 2012 untitled letter and stated that this was a serious and repeat violation.  The FDA instructed us to immediately discontinue using the print advertisement and submit a written response to their letter, including a plan of action to disseminate corrective messages.  The print advertisement was no longer in use, and in compliance with the FDA request, we timely submitted a written response to the warning letter, committing to take appropriate corrective action, with which the FDA has agreed.  However, we do not know for certain whether the FDA will decide to take other enforcement action.

We may incur significant liability if it is determined that we are promoting the “off-label” use of Ampyra or any other marketed drug.

Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or, outside the U.S., other applicable regulatory agencies. Off-label uses are common across medical specialties.  Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, they require the promotion of a drug to be consistent with the approved labeling. Companies may not promote drugs for off-label uses. Accordingly, we may not promote Ampyra in the U.S. for any indications other than improving walking ability in people with MS. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have engaged in off-label promotion may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other applicable regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. Although we believe that all of our communications regarding our marketed products are in compliance with off-label promotion restrictions, the FDA or another regulatory or enforcement authority may disagree.  A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. As further described above in these risk factors, in June 2012 we received an untitled letter from the FDA stating that one of our Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of Ampyra and minimized important risk information. Also, in July 2013, we received a warning letter from the FDA stating that one of our print ads for a local speaker program did not comply with applicable law and is false or misleading because it omitted risk information associated with the use of Ampyra.

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

The above occurrences would harm or possibly prevent sales of Ampyra and increase our expenses, which would impair our business.

Furthermore, since Ampyra is commercially available, it is being used in a wider population and in a less rigorously controlled environment than in clinical studies. Some patients exposed to Ampyra have reportedly experienced serious adverse side effects, including seizures. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of Ampyra is associated with serious adverse effects, which could result in harm to Ampyra sales and our profitability. For example, as part of an annual risk evaluation and mitigation strategy, or REMS, review of Ampyra, in July 2012 the FDA issued a safety communication relating to seizures based on post-marketing data from March 2010 through March 2011.  Though these data showed no new safety signals related to seizure risk with Ampyra and were consistent with data from clinical trials submitted for approval of the drug, FDA safety updates and related changes to the Ampyra product labeling could change perceptions about Ampyra safety and therefore harm sales.  We also constantly monitor adverse event reports for signals regarding potential additional adverse events, which could drive further labeling changes.  For example, in September 2012 we made another label change relating to reports of anaphylactic reactions.  Such label changes, or others that we might have to make in the future, could harm Ampyra sales.

Under FDA regulations, we are required to monitor the safety of Ampyra and inform health care professionals about the risks of drug-associated seizures with Ampyra.  We are required to document and investigate reports of adverse events, and to report them to the FDA in accordance with regulatory timelines based on their severity and expectedness.  Failure to make timely safety reports and to establish and maintain related records could result in withdrawing of marketing authorization or other regulatory action, civil actions against us, or criminal penalties, any of which could harm our business.  Since 2010, we have submitted some late reports, including instances where specialty pharmacies that dispense Ampyra or a marketing partner have failed to timely report to us some of the reports of adverse events that they received.  We reported these adverse events to the FDA immediately upon receipt.  However, because these adverse events were not reported to us in a timely manner, they were considered late reports to the FDA.  In 2011 the FDA conducted an inspection focused primarily on our adverse event reporting system, including the timeliness of reporting of adverse events by our specialty pharmacies. Issues were identified on a September 2011 Form 483, and then in May 2012 we received a warning letter from the FDA regarding some of the issues identified in the inspection. In December 2012 and January 2013, the FDA conducted two additional inspections.  The first focused on our adherence to the Ampyra REMS and resulted in issuance of a FDA Form 483 with one written observation as well as six verbal comments.  The second focused on adverse event reporting and resulted in the issuance of a Form 483 with six written observations as well as three verbal comments.  Most recently, the FDA conducted a routine inspection in December 2013.  This inspection focused on Quality Unit procedures especially those related to handling of product complaints and field alerts as well as on adverse event reporting.  An FDA Form 483 was issued with two findings.  The first Form 483 finding pertained to late adverse event reporting and the second finding pertained to lack of sufficient investigation of Ampyra “lack of effect” complaint trends.  The Form 483s and warning letter are discussed in further detail below in these risk factors.  The FDA could take further regulatory action against us if our responses to the Form 483 items are not adequate or if we are unable to demonstrate adequate control over our adverse event reporting and product complaint investigation systems.  If the specialty pharmacies that we rely upon to sell Ampyra in the U.S. or our marketing partners fail timely to report adverse events and product complaints to us, or if we do not meet the requirements for safety reporting, our business may be harmed.

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

Pursuant to our Collaboration Agreement with Biogen Idec, entered into in June 2009, we granted Biogen Idec an exclusive license to develop and commercialize Ampyra and other products containing aminopyridines in all territories outside the U.S. We may enter into additional collaborations with third parties to develop and commercialize some of our product candidates in the future. Our dependence on Biogen Idec for the development and commercialization of Ampyra outside the U.S., and our dependence on future collaborators for development and commercialization of additional product candidates, is and will subject us to a number of risks, including:

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

While we have negotiated some terms in the Collaboration Agreement with Biogen Idec intended to assist in protecting our rights in certain of the circumstances listed above, there can be no assurance that these terms will provide us with adequate rights and remedies, and actions required to enforce such rights could be costly and time consuming.

Our collaboration partner, Biogen Idec, will need to obtain and maintain regulatory approval in foreign jurisdictions where they seek to market or are currently marketing Fampyra.

In order to market our products in the EU and other foreign jurisdictions, separate regulatory approvals must be obtained and maintained and numerous and varying regulatory requirements must be complied with.
Approval procedures vary among countries and can involve additional clinical and nonclinical testing. The time required to obtain approval may differ from that required to obtain FDA approval. We and our partner may fail to obtain foreign regulatory approvals on a timely basis, if at all. In addition, individual countries, within the EU or elsewhere, may require additional steps after regulatory approval to gain access to national markets, such as agreements with pricing authorities and other agencies, that may harm the ability of us or our partner to market and sell products outside the U.S. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Inability to obtain or maintain necessary regulatory approvals to commercialize Fampyra or other product candidates in foreign markets could materially harm our business prospects.

Under the Collaboration Agreement, Biogen Idec has the right to develop and commercialize Fampyra in the EU and other markets outside the U.S. In January 2010, Biogen Idec submitted a centralized Marketing Authorization Application, or MAA, to the European Medicines Agency (EMA) for Ampyra, known outside the U.S. as Fampyra (fampridine).  In January 2011 the EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion recommending the refusal of the marketing authorization on the basis that the benefits of Fampyra did not outweigh its risks.  Biogen Idec, working closely with us, filed a formal appeal of the decision.  In May 2011, the CHMP recommended the granting of conditional marketing authorization, and in July 2011 Biogen Idec received conditional approval from the European Commission for Fampyra (10 mg prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7).  The European Commission may grant a conditional marketing authorization only if a marketing authorization applicant can show that, at the time of application, it is unable to provide comprehensive data on the efficacy and safety of the medicinal product under normal conditions of use, for objective, verifiable reasons based on grounds specified in EU law.  These reasons are that the product is for a sufficiently serious disease for which there is an unmet medical need; early evidence shows a positive benefit-risk balance; the benefit to public health of early product availability outweighs risks inherent with an incomplete dossier; and the applicant is likely to be able to provide comprehensive data.  The Commission may grant the approval subject to certain conditions, one of which would be that the company must generate and submit the relevant safety and efficacy data.

A conditional approval must be reassessed and renewed annually, and there can be no assurance that Biogen Idec will be able to satisfy the requirements for maintaining the approval.  As part of its conditional approval, Biogen Idec needs to carry out additional studies on the long-term effectiveness and safety of Fampyra, and the results of these studies could affect renewal of the approval.  Any requirements to conduct supplemental trials would add to the cost and risks of development and approval. Additional or supplemental trials with respect to Fampyra or other product candidates could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA.

Drug development programs, particularly those in early stages of development, may never be commercialized.

Our future success depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to and through clinical trials.  We have several research and development programs that are early-stage and either have not advanced to clinical trials or are only in Phase 1 trials.  These early-stage product candidates in particular will require significant development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized, if at all.

Our research and development programs may not lead to commercially viable products for several reasons, and are subject to the risks and uncertainties associated with drug development described elsewhere in these risk factors. For example, we may fail to identify promising product candidates, our product candidates may fail to be safe and effective in preclinical tests or clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. In addition, because we have limited resources, we are focusing on product candidates that we believe are the most promising. As a result, we may delay or discontinue particular development programs, and we may instead pursue other product candidates. From time to time, we may establish and announce certain development goals for our product candidates and programs, including, for example, development goals for our product candidates and programs set forth in this report.  However, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals.  If we are unsuccessful in advancing our research and development programs into clinical testing or in obtaining regulatory approval, our long-term business prospects will be harmed.

In addition to our research and development of new drugs, we are assessing new formulations of dalfampridine, additional uses of Ampyra in MS, and the possible use of dalfampridine in post-stroke deficits, and other neurological conditions.  These programs are in various stages of development and similarly may never lead to any new commercialized products or expansion of the Ampyra label for additional uses.  These programs will require significant development, preclinical studies and clinical trials, regulatory approvals and substantial additional investment before they can be commercialized, if ever.

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

Before we can obtain regulatory approval for any product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of new product candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete, and the outcome of such trials is uncertain.  Clinical development of any product candidate that we determine to take into clinical trials, including our clinical trials described in this report for our neuregulin Glial Growth Factor 2, our AC105 program, or rHIgM22, may be curtailed, redirected, delayed or eliminated at any time for some or all of the following reasons:

•	negative or ambiguous results regarding the efficacy of the product candidate;

•	undesirable side effects that delay or extend the trials, or other unforeseen or undesirable safety issues that make the product candidate not medically or commercially viable;

•	inability to locate, recruit and qualify a sufficient number of patients for our trials;

•	difficulty in determining meaningful end points or other measurements of success in our clinical trials;

•	regulatory delays or other regulatory actions, including changes in regulatory requirements;

•	difficulties in obtaining sufficient quantities of our product candidates manufactured under current good manufacturing practices;

•	delays, suspension or termination of the trials imposed by us, an independent institutional review board, or a data safety monitoring board, or clinical holds placed upon the trials by the FDA;

•	FDA approval of new drugs that are more effective than our product candidates;

•	change in the focus of our development efforts or a re-evaluation of our clinical development strategy; and

•	change in our financial position.

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

Clinical trials are subject to oversight by institutional review boards, data safety monitoring boards, and the FDA to ensure compliance with the FDA's good clinical practice requirements, as well as other requirements for the protection of clinical trial participants. We depend, in part, on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices required by regulators. If any of those standards are not complied with in a clinical trial, the resulting data from the clinical trial may not be usable or we, an institutional review board or the FDA may suspend or terminate a trial, which would severely delay our development and possibly end the development of the product candidate.

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

We also are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to other regulatory requirements that apply to drugs manufactured or distributed by us. If we receive a notice of inspectional observations or deficiencies from the FDA, we may be required to undertake corrective and preventive actions in order to address the FDA's concerns, which could be expensive and time-consuming to complete and could impose additional burdens and expenses.  Failure to adequately address the FDA’s concerns could expose us to enforcement and administrative actions.

For example, the FDA conducted two inspections beginning in July 2011.  The first inspection focused on our risk evaluation and mitigation strategy, or REMS (which we are no longer subject to), and the second inspection focused on our adverse event reporting system.  The REMS inspection resulted in verbal comments pertaining to formalization of procedures and enhanced quality assurance responsibilities.  The adverse event reporting inspection resulted in a September 2011 FDA Form 483 focused primarily on timeliness of reporting, formalization and enhancement of certain procedures and processes, communication of Ampyra post-marketing commitments, and Acorda access to source documentation.  Acorda provided the FDA with formal responses to the inspectional observations as well as to the verbal comments and commenced the process of implementing specific actions to address the FDA’s concerns and enhance our overall pharmacovigilance process.  However, in May 2012 the FDA issued a written warning letter based on some of the issues identified in the 2011 inspections. The FDA warning letter identified some of the FDA’s observations as repeat observations from prior FDA inspections. We responded to the warning letter, advising the FDA of the corrective actions we are taking to address all of the matters covered in the warning letter.

The FDA also conducted two inspections in December 2012 through January 2013.  The first inspection focused on Ampyra REMS adherence and resulted in the issuance of an FDA Form 483 with one written observation and six verbal comments. The written observation described a lack of timely distribution of REMS required letters to prescribers and pharmacists.  The verbal comments pertained to verification and document control processes for REMS required letters, process control for creation and distribution of these letters and the medication guide, and the timing of prescriber surveys in relation to mailing of letters to the prescribers.  The second inspection focused on adverse event reporting and was a follow-up to our responses to the 2011 FDA Form 483 and warning letter.  This inspection resulted in an FDA Form 483 with six written observations and three verbal comments.  The written observations noted late adverse event reporting, one late quarterly Periodic Adverse Experience Report, or PADER, and one late field alert.  The FDA also noted that certain solicited adverse events were not reported in our PADERS and there was a lack of consistent adherence to procedures for timely case follow-up and investigations. The verbal comments covered the completeness and timeliness of investigations as well as need for further clarification of an existing procedure.  We have responded to the Form 483s and oral comments, and have taken the necessary corrective actions.  Most recently, the FDA conducted a routine inspection in December 2013.  This inspection focused on Quality Unit procedures, especially those related to handling of product complaints and field alerts as well as on adverse event reporting.  An FDA Form 483 was issued with two findings.  The first Form 483 finding pertained to late adverse event reporting and the second finding pertained to lack of sufficient investigation of Ampyra “lack of effect” complaint trends.  We have responded to the Form 483, and intend to take or have taken necessary corrective actions.  We continue to monitor and enhance our adverse event and product complaint reporting systems to ensure continued adherence to regulatory requirements.  However, the FDA may decide that our responses and corrective actions are not adequate, or may conclude that we have not demonstrated adequate control over our current processes, and could take action against us, without further notice. Action by the FDA against us could require us to take further corrective actions or even that we stop marketing Ampyra and/or result in monetary fines, and any of such actions by the FDA could harm our business.

In addition, our third-party suppliers’ drug product manufacturing sites are subject to inspection by the FDA.  Some of these sites have been inspected by the FDA and could be inspected by the FDA in the future.  If the FDA inspects the process validation efforts and manufacturing process at these sites, the FDA might find what it considers to be deficiencies in the manufacturing process or process validation efforts, which could negatively impact the availability of product supply or, in the case of a potential new product, delay or prevent commercial launch of that product.  For example, although we have not yet contracted with the manufacturer of Plumiaz, we have named a potential manufacturer in the NDA that has no prior experience with FDA inspections.  This manufacturer is expected to undergo an FDA pre-approval inspection.  If serious concerns are identified during the inspection, this could delay the launch of Plumiaz, if it is approved, which could harm our business.

We and our third-party suppliers are generally required to maintain compliance with cGMPs and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In addition, the FDA must approve certain changes to our suppliers or manufacturing methods. If we or our third-party suppliers cannot demonstrate ongoing cGMP compliance, we may be required to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of our third-party suppliers, to pass regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions. Non-compliance could increase our costs, cause us to lose revenue, and damage our reputation.

Even if our suppliers or manufacturing methods are in compliance with applicable requirements, we may encounter problems with the manufacture of our products. To investigate and/or resolve these problems, we may be required to withdraw or recall product and interrupt commercial supply of our products.  These events could increase our costs, cause us to lose revenue, and damage our reputation.  We are required to submit field alert reports to the FDA if we learn of certain reported problems with our products, and we are required to investigate the causes of the reported problems.  We filed several field alerts in 2011 related to two reports of empty Zanaflex Capsules, two reports of empty Ampyra bottles and two incidents related to Ampyra bottle labels.  Most recently, we filed a field alert related to a report of two empty bottles of Ampyra in a single shipment of three bottles.  We are seeking to identify the issues contributing to this field alert.  This field alert, or similar issues identified in the future, could lead to product recalls and interruption of supplies, which in turn could harm our business.

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

In the U.S., the federal government has provided significantly increased funding for comparative effectiveness research, which may compare our products with other treatments and may result in published findings that would, in turn, discourage use of our products by physicians and payments for our products by payers.  Similar research is funded in other countries, including in some countries in Europe. The failure of any of our products or product candidates, once approved, to achieve market acceptance would limit our ability to generate revenue and would harm our results of operations.

The commercial success in the EU of products approved there, including Fampyra, will also depend largely on obtaining and maintaining government reimbursement because, in many European countries, patients may not have access to prescription drugs that are not reimbursed by their governments.  In addition, negotiating prices with government authorities can delay commercialization.  Even if reimbursement is available, reimbursement policies may negatively impact revenue from sales of our products and therefore our ability or that of our partners, such as Biogen Idec, to sell our products on a profitable basis.  Furthermore, cross-border imports from lower-priced markets (parallel imports) into higher-priced markets could harm sales of products by us or our partners, such as Biogen Idec, and exert commercial pressure on pricing within a country.

In response to the recent downturn in global economic conditions, governments in a number of international markets have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures.  This includes Germany and other countries in the EU, where Biogen Idec has obtained approval for Fampyra.  The measures vary by country and include, among other things, mandatory rebates and discounts, reimbursement limitations and reference pricing, price reductions and suspensions on pricing increases on pharmaceuticals.  These measures may negatively impact net revenue from Biogen Idec sales of Fampyra and therefore the amount of the royalty we receive from Biogen Idec.  Furthermore, if these measures prevent Biogen Idec from selling Fampyra on a profitable basis in a particular country, they could prevent the commercial launch of Fampyra in that country.

For example, in 2011, the German government implemented new legislation to manage pricing and reimbursement related to new drug products introduced within the German market through a so-called “early benefit review” of each new product’s comparative efficacy.  In 2012, the German Joint Federal Committee announced a final assessment of the additional benefit of Fampyra and provided a comparator price range that was the basis for Biogen Idec’s negotiation of a price for Fampyra in Germany with the Federal Association of Statutory Health Insurance Funds.  The comparator price range is substantially lower than the price of Fampyra at launch in Germany in August 2011. In addition, German prices are typically used by a number of other countries as a reference price, which therefore can negatively impact the price to be paid for reimbursement of Fampyra by other countries, particularly in the EU. A reduction in the price of Fampyra reduces the amount of royalties Biogen Idec must pay us.

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

If market acceptance of our products in the U.S.,  EU, or other countries does not meet expectations, our revenues or royalties from product sales would suffer and this could cause our stock price to decline or could otherwise adversely affect our stock price.

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

The distribution, sale and promotion of drug and biological products are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, the Federal Trade Commission, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, as amended, the False Claims Act, as amended, and are affected by the privacy provisions of the Health Insurance Portability and Accountability Act, as amended and similar state laws. Because of the breadth of these laws and the narrowness of safe harbors under these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. All of these activities are also subject to federal and state consumer protection and unfair competition laws.

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

We participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs.  Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge.  For products to be made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply, as do certain obligations imposed by the Federal Acquisition Regulations.  Under the Veterans Health Care

Act of 1992, as amended (VHCA), we are required to offer certain drugs at a reduced price to a number of federal agencies, including the Veterans Administration, the Department of Defense (DOD), the Public Health Service and certain private Public Health Service designated entities, in order to participate in other federal funding programs including Medicare and Medicaid.  Also, legislative changes in 2009 require that discounted prices be offered for certain DOD purchases for its TRICARE retail program via a rebate system.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

Also, Qutenza (which we re-launched in January 2014) differs from our other products because it may be administered only by a health care professional.  For this reason, it is treated as a “buy-and-bill” product by some payers including the Medicare program, some Medicaid programs, and  some private payers.  Buy-and-bill products must be purchased by health care providers before they can be administered to patients.  Under the buy-and-bill model, health care providers subsequently bill the product to patient’s government health program or private health plan.  Purchases of buy-and-bill products that are administered to Medicare patients are reimbursed under the government’s Average Sales Price, or ASP, payment model.  Because reimbursement for these patients is based on ASP and not the health care provider’s actual purchase price for the prescription drug, the reimbursement often differs somewhat from the actual price paid by the health care provider.  Acorda does not sell Qutenza directly to health care providers, but rather, health care  providers purchase this drug from a specialty distributor, who in turn acquires the product from us.

Historically, some pharmaceutical manufacturers have been accused by the government of “marketing” the spread between the health care provider’s purchase price and the reimbursement price, by allegedly promoting the potential to earn profit on each use of the drug.  Alternatively, other manufacturers have been alleged to have “manipulated” that spread by manipulating the determination of reimbursement rates.  It is our strong policy that we will not market or manipulate the spread between the price at which Qutenza is purchased and the price reimbursed by the Medicaid program, and we have policies and training for our employees intended to ensure that this does not occur.  However, if our actions are viewed by government regulators or qui tam relators as inappropriately marketing or manipulating that spread, we could be investigated and, potentially, charged with violations of the anti-kickback and fraud and abuse provisions of the Social Security Act, as amended, the False Claims Act, as amended, the Medicaid drug rebate statute, and similar state laws.

In addition, if the actions we take by providing background educational material and other information to health care providers concerning billing for Qutenza are viewed as encouraging health care providers to misrepresent the professional services provided to Medicare beneficiaries or to otherwise submit claims to the Medicare program that are designed to maximize reimbursement inappropriately, this could result  in investigations, and possible charges of violating, these same laws.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In March 2010, Congress enacted legislation known as the Patient Protection and Affordable Care Act, or Affordable Care Act, which substantially changes the way that healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry.  This law contains a number of provisions, including provisions governing enrollment in federal healthcare programs, reimbursement changes, the increased development of comparative effectiveness research for use in healthcare decision-making, and enhancements to fraud and abuse requirements and enforcement, that will affect existing government healthcare programs and will result in the development of new programs.

In June 2012, the United States Supreme Court upheld the constitutionality of the Affordable Care Act’s mandate to purchase health insurance but rejected specific funding provisions that incentivized states to expand their current Medicaid programs. As a result of this ruling, implementation of most of the major provisions of the Act has continued. Changes to the Affordable Care Act, or other federal legislation regarding health care access, financing, or delivery and other actions taken by individual states concerning the possible expansion of Medicaid could impact our financial position or results of operations.

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

The Affordable Care Act also includes substantial provisions affecting compliance.  For example, under a section of the Act known as the Sunshine Act, pharmaceutical manufacturers are required to collect information on payments or other transfers of value made to “covered recipients,” which are defined as physicians and teaching hospitals.  The collected information will have to be disclosed in annual reports that will be placed on a public database.  Similarly, pharmaceutical manufacturers are also be required to annually report samples of prescription drugs requested by and distributed to healthcare providers.  The law does not state whether these disclosures will be made publicly available, and the FDA has not provided any guidance.  If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.

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

We are unable to predict the future course of federal or state healthcare legislation and regulations, including additional regulations that will be issued to implement provisions of the Affordable Care Act.  The Affordable Care Act and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also harm our business, financial condition and results of operations and cash flows.

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

For example, we are aware that Catalyst Pharmaceuticals is developing a 3,4-diaminopyridine product, licensed from Biomarin, that may compete with Ampyra.  In certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis. We are aware that at present compounded dalfampridine is used by some people with MS and it is possible that some people will want to continue to use compounded formulations even though Ampyra is commercially available. Several companies are engaged in developing products that include novel immune system approaches and cell therapy approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete in the future with Ampyra or some of our product candidates.

Also, Plumiaz is a proprietary nasal spray formulation of diazepam, which is currently available as an FDA approved rectal gel and in other formulations, such as intramuscular and intravenous formulations used in certain indications.  Our current understanding is that many patients would prefer a therapeutic product delivered intranasally rather than delivery options of rectal or intramuscular administration, but we cannot be certain that physicians would prescribe Plumiaz in preference over the other available formulations of diazepam or other products.  Also, if we obtain FDA approval for and launch Plumiaz, it may be more expensive than some or all of the generic or branded versions of diazepam otherwise available.  Furthermore, we are aware that Meridian Medical Technologies (a Pfizer subsidiary) is developing an intramuscular auto-injector for diazepam, Neurelis and BioTie Therapies are developing  an intranasal diazepam spray, and Upsher Smith is developing a nasal delivery form of midazolam, which could have a labeled indication similar to Plumiaz.  Plumiaz could be subject to substantial competition from these potential products, depending on whether and when they receive FDA approval, their cost, their labeled indications, patient acceptance, and other factors. Additionally, in May 2013, the diazepam auto-injector from Meridian Medical Technologies received orphan drug designation for the management of selected, refractory patients with epilepsy on stable regimens of antiepileptic drugs, who require intermittent use of diazepam to control bouts of increased seizure activity. The product is still in clinical development and has not been approved yet.  If this product receives FDA approval before Plumiaz, Plumiaz will be excluded from the market for seven (7) years unless we are able to prove to the FDA that the nasal spray is clinically superior to the intramuscular diazepam auto-injector or offers a major contribution to patient care relative to the auto-injector for the same therapeutic indication.

In addition to these examples, there are other companies with early stage development programs for the treatment of epilepsy, including breakthrough seizures, cluster seizures or acute repetitive seizures, that could compete with Plumiaz in the future.

Composition of matter patents on tizanidine, the active ingredient in Zanaflex Capsules and Zanaflex tablets, expired in 2002.  A number of companies are marketing generic versions of tizanidine hydrochloride tablets. Also, in 2012 we launched an authorized generic version of Zanaflex Capsules under an agreement with Watson Pharma (a subsidiary of Actavis) and Apotex Inc. and Mylan Laboratories Limited have also launched generic versions of the capsules.  Other generic companies may also seek approval for their own generic tizanidine hydrochloride capsules.  Our net revenue from Zanaflex Capsules has declined significantly due to competition from existing generic versions, and we expect it will continue to decline in 2014 and beyond due to competition from existing and potentially other generic versions.

Qutenza faces significant competition from various other oral and topical products that are indicated to treat PHN and/or other forms of neuropathic pain, as well as other prescription and over the counter pain medications not specifically indicated for neuropathic pain that patients may use to address their symptoms.   Many of the prescription pain medications that may compete with Qutenza are available in generic forms.  If we successfully develop and commercialize NP-1998, this product would similarly face significant competition from these other products.

Also, unlike our other products, Qutenza may be administered only by a health care professional in an office, clinic, or hospital setting.  For this reason, it is treated as a “buy-and-bill” product by some payers including the Medicare program, some Medicaid programs, and some private payers.  Buy-and-bill products must be purchased by health care providers before they can be administered to  patients.  Health care providers subsequently must seek reimbursement for the product from the applicable third party payer such as Medicaid or a health insurance company. Health care providers may be reluctant to administer Qutenza because they would have to fund the purchase of the product and then seek reimbursement (which may differ somewhat from their purchase price), or because they do not want the additional administrative burden required for the product.

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

We cannot assure you that any acquisition or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed products or product candidates, for example by overestimating approvability by the FDA or the market potential of acquired or in-licensed products or product candidates. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. Any acquisition might distract resources from and otherwise harm sales of Ampyra or our other marketed products. We cannot assure you that we would be able to make the combination of our business with that of acquired businesses or companies or in-licensed products or product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product or product candidate may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our stock, which could dilute our current shareholders’ ownership interest, or securities convertible into our stock, which could dilute current shareholders’ ownership interest upon conversion.  Also, although we may from time to time announce that we have entered into agreements to acquire other companies or assets, we cannot assure you that these acquisitions will be completed in a timely manner or at all.  These transactions are subject to an inherent risk that they may not be completed, for example because required closing conditions cannot be met at all or within specified time periods, termination rights may be exercised such as due to a breach by one of the parties, or other contingencies may arise that affect the transaction.

We face an inherent risk of liability in the event that the use or misuse of our products results in personal injury or death.

If the use or misuse of Ampyra, Zanaflex Capsules, Zanaflex tablets, Qutenza, or any other FDA-approved products we may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payers or others. The use of our product candidates in clinical trials could also expose us to product liability claims. We currently maintain a product liability insurance policy that includes coverage for our marketed products as well as for our clinical trials. The total insurance limit is $50 million per claim, and the aggregate amount of claims under the policy is also capped at $50 million. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently have may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

Additionally, we have entered into various agreements where we indemnify third parties such as manufacturers and investigators for certain product liability claims related to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations.

The approvals of Ampyra, Zanaflex Capsules, Zanaflex tablets and Qutenza and any other products for which we may receive marketing approval in the future are subject to post-approval regulatory requirements, and we may be subject to penalties if we fail to comply with these requirements and our products could be subject to enforcement actions or withdrawal from the market.

Any product for which we currently have or may obtain marketing approval, along with the associated manufacturing processes, any post-approval clinical data that we might be required to collect and the advertising and promotional activities for the product, are subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, any approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. For example, we are required to report certain adverse events and certain product complaints and to inform the FDA if certain issues arise in the manufacturing or packaging of our commercialized products.

We have an outstanding FDA commitment, inherited from Alkermes (formerly Elan), to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex Capsules, was to be satisfied by February 2007.  We provided retrospective pediatric safety data to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals. The study was completed and the final report submitted to the FDA in April 2008. The FDA reviewed our report against new standards set out in the Pediatric Research Equity Act (PREA) and reauthorized by both the 2007 FDA Amendments Act (FDAAA) and the 2012 Food and Drug Administration Safety and Innovation Act (FDASIA) and concluded that the report did not satisfy the commitment. The FDA has informed us that a series of studies designed to further characterize the pharmacokinetics and demonstrate the efficacy and long-term safety of Zanaflex Capsules in children are required to fulfill the pediatric commitment for Zanaflex Capsules.  In June 2011, the FDA informally advised us that it would be amending the pediatric commitment for Zanaflex Capsules to require a non-clinical juvenile toxicology study, as well as formalize the timeline for the required pediatric studies.  In December 2012, the FDA issued a formal written request that confirmed the information in its informal June 2011 request, and set forth specific deadlines for the required pediatric nonclinical and clinical studies.  In January 2013, we submitted a written request to extend the deadlines for these studies, and we are awaiting a response from the FDA.  Additionally, and separate from the pediatric commitment, a clinical electrocardiogram study in adult humans to investigate potential QT prolongation (heart rhythm measure) was also requested, and this study is ongoing.  These studies could be more extensive and more costly than our prior studies and might result in new data that are not consistent with the current safety and efficacy profile of the drug, which might require us to change our product labeling and could harm product sales. We also may be subject to penalties for not meeting our pediatric study commitments, including a court-imposed injunction to conduct studies.

Our advertising and promotion are subject to stringent FDA rules and oversight. In particular, the claims in our promotional materials and activities must be consistent with the FDA approvals for our products, and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. Any free samples we distribute to physicians must be carefully monitored and controlled, and must otherwise comply with the requirements of the Prescription Drug Marketing Act, as amended, and FDA regulations. We must continually review adverse event information that we receive concerning our drugs and make expedited and periodic adverse event reports to the FDA and other regulatory authorities.  Risks associated with the regulation of pharmaceutical promotional activities and adverse event reporting are discussed in further detail above in these risk factors.

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

Several states have also enacted legislation regarding promotional and other activities conducted by pharmaceutical companies.  These laws require companies to establish marketing compliance programs; disclose various sales and marketing expenses and pricing information; refrain from providing certain gifts or other payments to healthcare providers; ensure that their sales representatives in that state are licensed; and/or restrict their use of prescriber data with respect to marketing activities in that state. For example, California has enacted a statute requiring pharmaceutical companies to adopt a comprehensive compliance program that is in accordance with the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals.  Similarly, some states, including California, Massachusetts, Minnesota, Vermont and West Virginia, and the District of Columbia have passed laws of varying scope that ban or limit the provision of gifts, meals and certain other payments to healthcare providers and/or impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing, payments and/or costs associated with pharmaceutical marketing, advertising and other promotional activities. Other states also have laws that regulate, directly or indirectly, various pharmaceutical sales and marketing activities, and new legislation is being considered in many states.

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

As of December 31, 2013, we had approximately $367.2 million in cash, cash equivalents, short-term and long-term investments. We have several product candidates in various stages of development, and all will require significant further investment to develop, test and obtain regulatory approval prior to commercialization. We may need to seek additional equity or debt financing or strategic collaborations to complete our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all. To the extent that we are able to raise additional capital through the sale of equity securities, the issuance of those securities would result in dilution to our stockholders. Holders of such new equity securities may also have rights, preference or privileges that are senior to yours. If additional capital is raised through the incurrence of indebtedness, we may become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. To the extent funding is raised through collaborations or intellectual property-based financings, we may be required to give up some or all of the rights and related intellectual property to one or more of our products, product candidates or preclinical programs. If we are unable to obtain sufficient financing on favorable terms when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs or devote fewer resources to marketing Ampyra or our other commercial products.

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

We have patent portfolios relating to Ampyra/aminopyridines, GGF2/neuregulins, remyelinating antibodies/antibodies relating to nervous system disorders, chondroitinase, AC105/PEG-Mg, Plumiaz/diazepam nasal spray), Qutenza and NP-1998/topical capsaicin formulations, comprised of both our own and in-licensed patents and patent applications. Our intellectual property also includes copyrights, confidential and trade secret information and a portfolio of trademarks. The process of obtaining patents and trademarks can be time consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent or trademark may not issue, it may not issue in a timely manner, or it may not have sufficient scope or strength to protect the technology it was intended to protect or to provide us with any commercial advantage. We may never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because patent applications are confidential until they are published, and publications in the scientific or patent literature lag behind actual discoveries. The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not allowed or issued for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents or trademarks or the patents or trademarks of our licensors. For example, generic drug manufacturers may attempt to file Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA.  Generic drug manufacturers have been able to file these ANDAs since late January 2014, but we may not become aware of these filings for several months, if they are submitted, due to procedures specified under applicable regulations.  In filing these ANDAs for Ampyra, generic drug manufacturers may choose to challenge one or more of the patents that protect the Ampyra franchise.  As such, we may need to initiate legal proceedings by asserting one or more of our patents against the generic drug manufacturer.  Patent litigation involves complex legal and factual questions.  We may need to devote significant resources to such legal proceedings, and if we are not successful our business could be materially harmed.  We can provide no assurance concerning the duration or the outcome of any such patent related lawsuits.

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

We are dependent on licenses for intellectual property related to Ampyra,  Qutenza, and all of our research and development programs. Our failure to meet any of our obligations under these license agreements could result in the loss of our rights to this intellectual property. If we lose our rights under any of these license agreements, we may be unable to commercialize, or continue commercializing, a product that uses licensed intellectual property.

We could lose our rights to dalfampridine under our license agreement with Alkermes in countries in which we have a license, if we fail to file for regulatory approvals within a commercially reasonable time after completion and receipt of positive data from all preclinical and clinical studies required for the NDA-equivalent. We could also lose our rights under our license agreement with Alkermes in markets outside the U.S. if we fail to launch a product within 180 days of NDA-equivalent approvals and receipt of other needed regulatory approvals in those countries. Alkermes could also terminate our license agreement if we fail to make payments due under the license agreement. If we lose our rights to dalfampridine, our prospects for generating revenue would be materially harmed as we currently derive substantially all of our revenue from Ampyra.

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

In addition, the stock markets in general, and the Nasdaq Global Market and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations in recent years. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

Future sales of our common stock could cause our stock price to decline.

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of February 14, 2014, we had outstanding 41,310,819 shares of voting common stock. Also, options to acquire 6,572,861 shares of common stock were outstanding as of February 14, 2014, exercisable at an average exercise price of $25.67 per share, and additional shares of common stock are authorized for issuance pursuant to options and other awards under our 2006 Employee Incentive Plan. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

As of December 31, 2013, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 47% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

In June 2011, we entered into a 15 year lease for an aggregate of approximately 138,000 square feet of office and laboratory space in Ardsley, New York.  In July 2012, we relocated our corporate headquarters, and all employees based at our prior Hawthorne, NY location, to the Ardsley facility.  We have grown substantially over the last several years, and the new facility provides state-of-the art office and laboratory space that accommodates our current needs and allow for future growth.  We have options to extend the term of the lease for three additional five-year periods, and we have an option to terminate the lease after 10 years subject to payment of an early termination fee.  Also, we have rights to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  Our extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that we not be in default under the lease.

The Ardsley lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to our occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges.  The base rent was initially $3.4 million per year but is subject to a 2.5% annual increase and is currently $3.5 million per year.

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

	High	Low
Fiscal Year Ended December 31, 2013
Fourth Quarter	$36.75	$28.67
Third Quarter	$38.62	$33.19
Second Quarter	$40.87	$30.79
First Quarter	$32.21	$24.48

	High	Low
Fiscal Year Ended December 31, 2012
Fourth Quarter	$27.36	$22.37
Third Quarter	$26.65	$21.33
Second Quarter	$27.17	$21.04
First Quarter	$27.74	$23.99

Registrar and Transfer Company is the transfer agent and registrar for our common stock. As of February 14, 2014, we had approximately 27 registered holders of record of our common stock.

Stock Price Performance Graph

The following graph compares the cumulative five-year total return attained by stockholders on Acorda Therapeutics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2008 and its relative performance is tracked through December 31, 2013.

	12/08	12/09	12/10	12/11	12/12	12/13

Acorda Therapeutics, Inc.	100.00	122.87	132.91	116.24	121.21	142.37
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

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

Issuer Purchases of Equity Securities

Acorda did not repurchase any shares of its Common Stock during the fiscal year ended December 31, 2013.  Acorda has not announced any plans or programs for the repurchase of its Common Stock.

Item 6.  Selected Financial Data.

The following unaudited selected consolidated financial data for each of the five years in the period ended December 31, 2013 are derived from our audited consolidated financial statements. These data should be read in conjunction with our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Total net revenues	$336,430	$305,814	$292,237	$191,005	$54,673
Costs and expenses:
Cost of sales	66,009	57,007	64,183	35,518	11,059
Cost of milestone and license revenue	634	634	2,384	660	330
Research and development	53,877	53,881	42,108	30,600	34,611
Selling, general and administrative	185,545	168,690	148,508	132,657	89,930
Total operating expenses	306,065	280,212	257,183	199,435	135,930
Operating income (loss)	30,365	25,602	35,054	(8,430)	(81,257)
Other expense:
Interest and amortization of debt discount expense	(2,170)	(1,880)	(3,570)	(3,922)	(4,415)
Interest income	668	552	552	575	1,750
Other income (expense)	—	(6)	(18)	8	(18)
Total other expense	(1,502)	(1,334)	(3,036)	(3,339)	(2,683)
Income (loss) before income taxes	28,863	24,268	32,018	(11,769)	(83,940)
(Provision) benefit for income taxes	(12,422)	130,690	(1,413)	—	—
Net income (loss)	$16,441	$154,958	$30,605	$(11,769)	$(83,940)
Net income (loss) per share —basic	$0.41	$3.93	$0.78	$(0.31)	$(2.22)
Net income (loss) per share —diluted	$0.39	$3.84	$0.76	$(0.31)	$(2.22)
Weighted average shares of common stock outstanding used in computing net income (loss) per share —basic	40,208	39,459	39,000	38,355	37,735
Weighted average shares of common stock outstanding used in computing net income (loss) per share —diluted	41,682	40,332	40,064	38,355	37,735

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$48,037	$41,876	$57,954	$34,641	$47,314
Investments	319,190	291,312	237,953	205,389	224,778
Working capital	270,690	234,192	273,599	217,274	220,380
Deferred tax asset	127,299	136,727	—	—	—
Total assets	607,127	565,332	379,488	342,101	319,471
Deferred product revenue	32,090	29,275	30,599	31,296	30,704
Current portion of deferred license revenue	9,057	9,057	9,057	9,429	9,429
Non-current portion of deferred license revenue	59,628	68,685	77,742	86,429	95,857
Current portion of revenue interest liability—PRF transaction	861	1,134	1,001	1,297	6,179
Put/call option liability—PRF transaction	147	329	1,030	391	638
Non-current portion of revenue interest liability—PRF transaction	493	1,111	1,898	3,586	5,631
Long term convertible notes payable	3,228	4,244	5,230	6,186	7,112
Total stockholders’ equity	440,353	385,921	205,209	151,261	137,333

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Background

We are a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis, or MS, spinal cord injury, or SCI, and other disorders of the nervous system.

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $302.6 million for the year ended December 31, 2013 and $266.1 million for the year ended December 31, 2012.

Between the March 2010 launch of Ampyra and December 31, 2013, approximately 90,000 people with MS in the U.S. have tried Ampyra.  As of December 2013, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates include patients who started Ampyra through our First Step program, which provides eligible patients with a free 60 day trial of Ampyra, but excludes the free prescriptions provided under that program.

Ampyra is marketed in the United States through our own specialty sales force and commercial infrastructure. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Medical Science Liaisons, Regional Reimbursement Directors, Managed Markets Account Directors who provide information and assistance to payers and physicians on Ampyra, National Trade Account Managers who work with our limited network of specialty pharmacies, and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives.

Ampyra is distributed in the United States exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons and the U.S. Department of Veterans Affairs, or VA.  All of these customers are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

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

Three of the largest national health plans in the U.S. – Aetna, United Healthcare and Cigna – have listed Ampyra in the lowest competitive reimbursement tier, which means that it is listed in either the lowest branded copay tier or the lowest branded specialty tier (if more than one specialty tier exists) of their commercial preferred drug list or formulary.  Approximately 75% of commercially insured individuals in the U.S. continue to have no or limited prior authorizations, or PA’s, for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  The access figure is calculated based on the number of pharmacy lives reported by commercial health plans.

License and Collaboration Agreement with Biogen Idec

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009.  Fampyra has been approved in a number of countries across Europe, Asia and the Americas.  Biogen Idec anticipates making Fampyra commercially available in additional markets in 2014.  Under our agreement with Biogen Idec, we are entitled to receive double-digit tiered royalties on sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones.  We received a $25 million milestone payment from Biogen Idec in 2011, which was triggered by Biogen Idec’s receipt of conditional approval from the European Commission for Fampyra.  The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters.

Ampyra Patent Update

We have four issued patents listed in the Orange Book for Ampyra, two of which issued in 2013, as follows:

•
The first is U.S. Patent No. 8,007,826, with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Based on the final patent term adjustment calculation of the United States Patent and Trademark Office, or USPTO, this patent will extend into 2027.
•
The second is U.S. Patent No. 5,540,938 (“the ‘938 patent”), the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In April 2013, the ‘938 patent received a five year patent term extension under the patent restoration provisions of the Hatch Waxman Act.  With a five year patent term extension, the ‘938 patent will expire in 2018.  We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business).

•
The third, which issued in January  2013, is U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2026.

•
The fourth, which issued in May 2013, is U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2025.

In January 2014, a patent application was allowed that, assuming it issues, should also be eligible for listing in the Orange Book.

In 2011, the European Patent Office, or EPO, granted EP 1732548, the counterpart European patent to U.S. Patent No. 8,354,437 with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent.  We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice daily dosing at 10 mg.  The decision of the Opposition Division is open to appeal.  In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC ehf filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent.  Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines.

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $4.1 million for the year ended December 31, 2013 and $13.2 million for the year ended December 31, 2012.  In 2012, Apotex commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue from the sale of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.

Qutenza and NP-1998; NeurogesX Transaction

In July 2013, we acquired two neuropathic pain management assets from NeurogesX, Inc., including: Qutenza, which is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain; and NP-1998, a Phase 3 ready, prescription strength capsaicin topical solution, being assessed for the treatment of neuropathic pain. NP-1998 was previously referred to as NGX-1998.  We made a $7.5 million payment to acquire development and commercialization rights for Qutenza and NP-1998 in the United States, Canada, Latin America and certain other territories.  We may also make up to $5.0 million in payments contingent upon the achievement of certain regulatory and sales milestones related to NP-1998.

Astellas Pharma Europe Ltd. has exclusive commercialization rights for Qutenza in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa.  Astellas also has an option to develop NP-1998 in those same territories.

Qutenza is a dermal patch containing 8% prescription strength capsaicin that can last up to three months and is approved for the management of neuropathic pain associated with post-herpetic neuralgia. The drug was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  Net product revenue of Qutenza to Acorda was $407,000 for the year ended December 31, 2013. In January 2014, we re-launched Qutenza using our existing commercial organization, including our specialty neurology sales force.

NP-1998 is a topical solution containing 20% prescription strength capsaicin.  We believe this liquid formulation of the capsaicin-based therapy has key advantages over the patch, and we are currently designing a plan to expedite development of this product as both a stand-alone therapy and as an adjunct to existing systemic therapies for neuropathic pain.  NP-1998 has the potential to treat multiple neuropathies, and we are evaluating which specific condition or conditions we will focus on in our development plan.  In 2014, we are expecting to receive data from a clinical trial being conducted by Astellas to assess the use of its capsaicin (8%) cutaneous patch QUTENZA™ in the treatment of pain associated with painful diabetic neuropathy, or PDN.  While the patch and NP-1998 are different products, they contain the same active ingredient, capsaicin, so the results of this Astellas trial will help inform our development plan for NP-1998.  Also, in February 2014, Astellas presented data from its ELEVATE study at the 14th Asian Australasian Congress of Anesthesiologists, which compared its capsaicin (8%) cutaneous patch QUTENZA™ to an oral therapy widely used to treat various neuropathic pain conditions.  This open label study compared efficacy, tolerability, and safety, and the data may be useful in connection with our development of a plan for NP-1998.

Research & Development Programs

We are developing what we believe is one of the industry’s leading pipelines of novel neurological therapies.  We are developing Plumiaz (our trade name for Diazepam Nasal Spray), a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience cluster seizures, also known as acute repetitive seizures.  We are also studying a once-daily formulation of dalfampridine extended release tablets to improve walking in people who suffer from post-stroke deficits.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function, as follows.  We are developing the clinical stage compounds GGF2 for the treatment of heart failure, rHIgM22, a remyelinating monoclonal antibody, for the treatment of MS, and AC105 for acute treatment of SCI.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and peripheral nerve injury.  Chondroitinase, an enzyme that encourages nerve plasticity in the damaged central nervous system, as in SCI, is in preclinical development.  We believe these programs for restoring neurologic and/or cardiac function have the potential to be first-in-class therapies, and may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, or TBI, because many of the mechanisms of tissue damage and repair are similar.  Our research and development programs also include our recently acquired NP-1998 program, described above.

Plumiaz

In December 2012, we completed the acquisition of Neuronex, Inc., a privately-held pharmaceutical company developing Plumiaz (our trade name for Diazepam Nasal Spray).  Plumiaz is a proprietary nasal spray formulation of diazepam as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity, also known as cluster seizures or acute repetitive seizures, or ARS.

In November 2013, we announced that we submitted a New Drug Application, or NDA, filing for Plumiaz to the FDA.  The filing is being reviewed according to the standard 10-month review timeframe under the criteria established by the Prescription Drug User Fee Act (PDUFA-4).  Plumiaz was filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from a therapy previously approved by the FDA (DIASTAT® Rectal Gel) and providing pharmacokinetic data comparing the reference product to Plumiaz. The Company is seeking an indication for Plumiaz in people with epilepsy who experience cluster seizures, also known as acute repetitive seizures.

We are preparing for a potential launch in 2014, subject to obtaining FDA approval.  We have obtained orphan drug designation, which would confer seven years of market exclusivity from the date of approval for diazepam containing drug products for the same indication.  We licensed two patent families relating to the clinical formulation for Diazepam Nasal Spray, including a granted U.S. patent that is set to expire in 2029. We anticipate that our current infrastructure can support sales and marketing of this product if it receives FDA approval.  We believe this product has the potential to generate peak annual sales significantly higher than $100 million.

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

Ampyra/Dalfampridine Development Programs

We believe there may be potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, we have conducted a Phase 2 proof-of-concept trial of dalfampridine extended release tablets in post-stroke deficits.  This study, which was initiated in 2012, explored the use of dalfampridine in patients who have experienced a stroke at least six (6) months prior to enrollment and who have stabilized with chronic neurologic deficits, which may include impaired walking, motor and sensory function and manual dexterity.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial targeted motor impairments that remain after such recovery.  The safety findings in this study were consistent with previous clinical trials and post-marketing experience of dalfampridine-ER (extended release) in MS.  Findings from the trial were presented at the American Neurological Association annual meeting in October 2013, and post-hoc analyses were included in a platform presentation in February 2014 at the 2014 International Stroke Conference.

We developed a once-daily formulation of dalfampridine pursuant to a development agreement with an external partner.  We are planning to move forward with a Phase 3 clinical trial that will assess the use of this once-daily formulation of dalfampridine as a treatment for post-stroke walking deficits.  We met with the FDA in December 2013 and we are integrating FDA design recommendations into the study protocol.  Pending FDA agreement on a final protocol we plan to begin the trial in the second quarter of 2014. As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.

We also are continuing to evaluate possible grants for investigator-initiated studies looking for potential benefits, including in other neurological disorders.

Also, we previously conducted a proof-of-concept clinical study of dalfampridine in adults with cerebral palsy, or CP.  The study included a single dose phase primarily intended to evaluate safety and tolerability, and a second multi-dose phase study to evaluate both safety and efficacy. In April 2013 we announced that efficacy from the second phase suggested potential treatment activity on measures of walking and hand strength, but that these data were still being analyzed to determine if they were sufficiently robust to warrant further clinical studies.  After a thorough analysis of the study, we concluded that although, there were some signs of biological activity, the data were not strong enough to justify additional clinical development and we will not proceed with additional CP trials.

Glial Growth Factor 2

We have completed our GGF2 Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In March 2013, we presented three-month data from this clinical trial in a platform presentation at the American College of Cardiology (ACC) annual meeting. These data showed a dose-related improvement in ejection fraction in addition to safety findings.  Dose-limiting toxicities were also identified in the highest planned dose cohort including acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  In October 2013, we announced that the first patient was enrolled in the second clinical trial of GGF2.  This Phase 1b single-infusion trial in people with heart failure will assess tolerability of three dose levels of GGF2, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional preclinical data with the FDA. This review may impact dosing. We expect to complete this trial in 2015.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

Remyelinating Antibodies

We have a remyelinating antibodies program that we acquired under license from the Foundation for Medical Education and Research, or Mayo Clinic.  Studies have demonstrated the ability of this family of antibodies to stimulate repair of the myelin sheath in three different animal models of MS.  Some antibodies within this portfolio also stimulate the growth of neurons and may have applications beyond demyelinating disorders.  First identified in mice, similar remyelinating antibodies were subsequently identified in human blood samples by Mayo Clinic.   rHIgM22 is our lead recombinant human remyelinating antibody.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory efficacy measures.  We expect to complete this trial in the first quarter of 2015. We believe a therapy that could repair myelin sheaths has the potential to restore substantial neurological function to those affected by demyelinating conditions.

AC105

In June 2011, we entered into a License Agreement with Medtronic, Inc. and one of its affiliates, pursuant to which we acquired worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol (which we refer to as AC105).  Pursuant to the License Agreement, we paid Medtronic an upfront fee of $3 million and are obligated to pay up to an additional $32 million upon the achievement of specified regulatory and development milestones.  If we commercialize AC105, we will also be obligated to pay a single-digit royalty on sales. We are studying AC105 as an acute treatment for patients who have suffered  SCI.  In September 2013, we announced that the first patient was enrolled in a Phase 2 clinical trial evaluating the safety and tolerability of AC105 in people with traumatic SCI.  The study also incorporates several exploratory efficacy measures.  Recruitment in this trial has been challenging due to several factors, and we are working with the trial centers to address these.

Chondroitinase Program

We are continuing research on the potential use of chondroitinases for the treatment of injuries to the brain and spinal cord, as well as other neurotraumatic indications.  The chondroitinase program is in the research and translational development phase and has not yet entered formal preclinical development.

Corporate Update

In October 2013, Michael Rogers joined us as our Chief Financial Officer.  At the same time, David Lawrence, who had served as our Chief Financial Officer since January 2005, was appointed to the new position of Chief of Business Operations.  As Chief of Business Operations, Mr. Lawrence has oversight of our technical operations/manufacturing, project management, information technology, and facilities.

Outlook for 2014

Financial Guidance for 2014

We are providing the following guidance with respect to our 2014 financial performance:

•	We expect 2014 net revenue from the sale of Ampyra to range from $328 million to $335 million.

•
We expect Zanaflex (tizanidine hydrochloride) and ex-U.S. Fampyra (prolonged-release fampridine tablets) 2014 revenue to be approximately $25 million, which includes net sales of branded Zanaflex products, royalties from ex-U.S. Fampyra and authorized generic tizanidine hydrochloride capsules sales, and $9.1 million in amortized licensing revenue from the $110 million payment we received from Biogen Idec in 2009 for Fampyra ex-U.S. development and commercialization rights.

•
Research and development expenses in 2014 are expected to range from $60 million to $70 million, excluding share-based compensation charges and expenditures related to the potential acquisition of new products or other business development activities.  R&D expenses in 2014 related to dalfampridine include a Phase 3 study in post-stroke deficits and sponsorship of investigator-initiated studies.  Additional expenses include continued development of Diazepam Nasal Spray and NP-1998, clinical trials for GGF2, rHIgM22 and AC105, as well ongoing preclinical studies.

•
Selling, general and administrative expenses in 2014 are expected to range from $180 million to $190 million, excluding share-based compensation charges and expenditures related to the potential acquisition of new products or other business development activities.  SG&A expense in 2014 includes commercialization expenses for Plumiaz.

The range of SG&A and R&D expenditures for 2014 are non-GAAP financial measures because they exclude share-based compensation charges.  Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP.  However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock.  We believe that non-GAAP financial measures that exclude share-based compensation charges help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance.  Also, our management uses non-GAAP financial measures that exclude share-based compensation charges to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Development Pipeline Goals

Our planned goals and key initiatives with respect to our pipeline during 2014 are as follows:

•
Continue with activities to prepare for a potential 2014 commercial launch of Plumiaz, subject to receiving FDA approval.  In November 2013, we announced that we submitted an NDA filing for Plumiaz to the FDA.  The filing is being reviewed according to the standard 10-month review timeframe under the criteria established by the Prescription Drug User Fee Act (PDUFA-4).

•
Continue planning for a Phase 3 clinical trial that will assess the use of a once-daily formulation of dalfampridine as a treatment for post-stroke walking deficits.  We met with the FDA in December 2013 and we are integrating FDA design recommendations into the study protocol.  Pending FDA agreement on a final protocol, we plan to begin the trial in the second quarter of 2014.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.

•	Continue to progress our Phase 1 clinical trial of rHIgM22, which we initiated in April 2013. We expect to complete this trial in the first quarter of 2015.

•
Continue to progress our second clinical trial of GGF2, a Phase 1b single-infusion trial in people with heart failure that will assess tolerability of three dose levels of GGF2, and which also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  In October 2013, we announced that the first patient was enrolled in this clinical trial.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional preclinical data with the FDA. This review may impact dosing. We expect to complete this trial in 2015.

•
Continue to progress our AC105 clinical trial, which is evaluating the safety and tolerability of AC105 in people with traumatic SCI, and also incorporates several exploratory efficacy measures.  In September 2013, we announced that the first patient was enrolled in this clinical trial.  Recruitment in this trial has been challenging due to several factors, and we are working with the trial centers to address these.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Revenue

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $302.6 million and $266.1 million for the years ended December 31, 2013 and 2012, respectively.  This net revenue reflected a 10.75% increase in our sale price for Ampyra effective January 2, 2013.  The net revenue increase was comprised of net volume increases of $10.5 million and price increases and discount and allowance adjustments of $26.0 million. Net revenue from sales of Ampyra increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step program.  As with a number of specialty pharmaceuticals, first quarter sales for Ampyra typically have been lower than the preceding Q4 sales due to inventory build in fourth quarter, and the temporary effects of people changing insurance plans and entering the Medicare donut hole at the beginning of the year. We expect a similar trend in 2014.  Effective January 1, 2014, we increased our sale price to our customers by 10.75%.

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

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $4.1 million for the year ended December 31, 2013, as compared to $13.2 million for the year ended December 31, 2012. Net product revenues also include $3.2 million, which represents the sale of our Zanaflex Capsules authorized generic product to Actavis for the year ended December 31, 2013 as compared to $3.1 million for the year ended December 31, 2012.  Generic competition has caused a significant decline in net revenue of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.  The decrease in net revenues was also the result of a disproportionate decrease in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Qutenza

We started selling Qutenza in July 2013 as a result of the NeurogesX transaction.  We recognize product sales of Qutenza following shipment of product to our specialty distributors. We recognized net revenue from the sale of Qutenza to this customer of $407,000 for the year ended December 31, 2013. For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues.

 License Revenue

We recognized $9.1 million in amortized license revenue for the years ended December 31, 2013 and 2012, respectively, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $9.3 million and $7.1 million in royalty revenue for the years ended December 31, 2013 and 2012, respectively, related to ex-U.S. sales of Fampyra by Biogen Idec. In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. Biogen Idec launched Fampyra in Germany in August 2011. During the three-month period ended June 30, 2012, the government agency completed its comparative efficacy assessment of Fampyra indicating a range of pricing below Biogen Idec’s initial launch price, which was unregulated for the first 12 months after launch consistent with German law. The Company recognized royalty revenue during a portion of 2012 based on the lowest point of the initially indicated German pricing authority range. The Company began recognizing royalty revenue at the negotiated fixed price effective upon the signing of Biogen Idec’s pricing agreement in the first quarter of 2013.

We recognized $7.8 million in royalty revenue for the year ended December 31, 2013 as compared to $7.2 million for the year ended December 31, 2012, related to the authorized generic sale of Zanaflex Capsules which started in February 2012.

Cost of Sales

Ampyra

We recorded cost of sales of $61.1 million for the year ended December 31, 2013 as compared to $51.8 million for the year ended December 31, 2012. Cost of sales for the year ended December 31, 2013 consisted primarily of $53.2 million in inventory costs related to recognized revenues.  Cost of sales for the year ended December 31, 2013 also consisted of $7.2 million in royalty fees based on net sales, $590,000 in amortization of intangible assets, and $153,000 in period costs related to freight and stability testing.

Cost of sales for the year ended December 31, 2012 consisted primarily of $44.7 million in inventory costs related to recognized revenues.  Cost of sales for the year ended December 31, 2012 also consisted of $6.3 million in royalty fees based on net sales, $590,000 in amortization of intangible assets, and $178,000 in period costs related to freight and stability testing.

Zanaflex

We recorded cost of sales of $1.4 million for the year ended December 31, 2013 as compared to $2.2 million for the year ended December 31, 2012. Cost of sales for the year ended December 31, 2013 consisted of $688,000 in inventory costs primarily related to recognized revenues, $417,000 in royalty fees based on net product shipments, $153,000 in period costs related to packaging, freight and stability testing, and $107,000 related to inventory obsolescence reserves. Cost of sales also includes $3.2 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the year ended December 31, 2013.

Cost of sales for the year ended December 31, 2012 consisted of $1.4 million in inventory costs primarily related to recognized revenues, $697,000 in royalty fees based on net product shipments, and $83,000 in period costs related to packaging, freight and stability testing. Cost of sales also included $3.1 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the year ended December 31, 2012.

Qutenza

We recorded cost of sales of $277,000 for the year ended December 31, 2013. Cost of sales for the year ended December 31, 2013 consisted of $163,000 in inventory costs related to recognized revenues as well as inventory obsolescence and royalty fees based on net product shipments, $64,000 in amortization of intangible assets and $49,000 in period costs related to inventory destruction, freight, packaging, and stability testing.

Cost of License Revenue

We recorded cost of license revenue of $634,000 for the years ended December 31, 2013 and 2012, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the year ended December 31, 2013 were flat at $53.9 million as compared to $53.9 million for the year ended December 31, 2012. There was a decrease of $7.6 million related to our life cycle management program for Ampyra due to higher costs in 2012 for our post-approval commitment study examining the use of a 5 mg dose of dalfampridine to improve walking in people with MS and higher costs in 2012 related to our post stroke program.  There was also a decrease of $560,000 in our GGF2 program, a decrease of $480,000 in our AC105 program, and a decrease of $380,000 in our chondroitinase program.

These decreases in research and development expenses were offset by increases in overall research and development staff, compensation, and related expenses of $6.3 million to support our various pipeline initiatives.

Additionally, there was an increase in our remyelinating antibodies program (rHIgM22) of $2.1 million and an overall increase in expenses relating to work on our Plumiaz program of $393,000.  It should be noted that for the year ended December 31, 2012, total expenses for the Plumiaz program included $6.6 million net charges for Neuronex acquisition expenses. This included a $2.0 million upfront payment, payments of $1.5 million for research funding per the terms of the agreement with Neuronex, payments of $6.8 million representing closing consideration for purchasing Neuronex during the fourth quarter of 2012 less net assets acquired of $3.7 million which were primarily the taxable amount of the Neuronex net operating loss carryforwards.  For the year ended December 31, 2013, total research and development expenses for the Plumiaz program were $6.9 million, including a $1.0 million milestone upon our submission of an NDA to the FDA.

Selling, General and Administrative

Sales and marketing expenses for the year ended December 31, 2013 were $109.2 million compared to $105.3 million for the year ended December 31, 2012, an increase of approximately $3.9 million, or 4%.   The increase was attributable to an increase in overall compensation, benefits, and other selling expenses of $5.2 million and an increase of $3.6 million for pre-launch activities associated with the possible commercialization of Plumiaz, if approved. The increase in sales and marketing expenses was partially offset by a decrease in overall marketing, selling, distribution, and market research expenses for Ampyra of $5.4 million.

General and administrative expenses for the year ended December 31, 2013 were $76.3 million compared to $63.4 million for the year ended December 31, 2012, an increase of approximately $12.9 million, or 20%. This increase was the result of an increase of $11.4 million for staff and compensation expenses and other expenses related to supporting the growth of the organization.   The increase in general and administrative expenses was also attributable to an increase in post product approval work on Ampyra and Zanaflex of $2.2 million as well as an increase in business development expenses of $940,000 relating to the acquisition of two neuropathic pain management assets from NeurogesX, Inc.  The increases in general and administrative expenses for the year ended December 31, 2013 were partially offset by a decrease in medical affairs expenses including educational programs of $1.4 million.

Other Expense

Other expense was $1.5 million for the year ended December 31, 2013 compared to $1.3 million for the year ended December 31, 2012, an increase of approximately $200,000, or 15%. The increase was due to an increase in interest expense of approximately $300,000 primarily related to the PRF revenue interest agreement partially offset by an increase in interest income of $100,000.

(Provision for)/benefit from Income Taxes

We recorded a $12.4 million provision for income taxes for the year ended December 31, 2013 as compared to a $130.7 million benefit for income taxes for the year ended December 31, 2012, resulting in an effective tax rate of 43% and (539)%, respectively. The Company’s effective tax rate for this year differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, nondeductible stock-based compensation and various tax credits/settlements.

The large fluctuation in the effective tax rate from prior year was driven by the benefit of the Company’s release of the valuation allowance against net deferred tax assets in the year ended December 31, 2012.  We continue to evaluate our ability to realize our deferred tax assets net of deferred tax liabilities and consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance will be required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.

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

We were cash flow positive in 2013 and, at December 31, 2013, we had $367.2 million of cash, cash equivalents and short-term and long-term investments, compared to $333.2 million at December 31, 2012.  Any investments classified as long-term had maturity dates of no later than April 15, 2015. We believe that we have sufficient cash, cash equivalents and short-term and long-term investments on hand, in addition to cash expected to be generated from operations, to fund our 2014 business plan, including the potential launch of Plumiaz, if approved, as well as our currently anticipated development pipeline activities in 2014.

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Ampyra as well as Plumiaz, if approved, the continued progress of our research and development activities, the amount and timing of milestone or other payments payable under collaboration, license and acquisition agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, and the extent to which we acquire or in-license new products and compounds including the development costs relating to those products or compounds.  To the extent our capital resources are insufficient to meet future operating requirements we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all.

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.   As of December 31, 2013, $4.4 million of these promissory notes was outstanding, which amount includes accrued interest.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of December 31, 2013, referred to as the revenue interest liability, of approximately $1.4 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of $147,000 as of December 31, 2013 related to the put/call option to reflect its current estimated fair value. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

During any period during which PRF has the right to receive 15% of Zanaflex net revenues (as defined in the agreement), 8% of the first $30.0 million in payments from Zanaflex sales we receive from wholesalers will be distributed to PRF on a daily basis. Following the end of each fiscal quarter, if the aggregate amount actually received by PRF during such quarter exceeds the amount of net revenues PRF was entitled to receive, PRF will remit such excess to us. If the amount of net revenues PRF was entitled to receive during such quarter exceeds the aggregate amount actually received by PRF during such quarter, we will remit such excess to PRF.

Investment Activities

At December 31, 2013, cash and cash equivalents, short-term and long-term investments were approximately $367.2 million, as compared to $333.2 million at December 31, 2012. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of December 31, 2013, our cash and cash equivalents were $48.0 million, as compared to $41.9 million as of December 31, 2012. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $225.9 million as of December 31, 2013, as compared to $192.0 million as of December 31, 2012.  Our long-term investments consist of US Treasury bonds with original maturities greater than one year. The balance of these investments was $93.3 million as of December 31, 2013, as compared to $99.4 million as of December 31, 2012.

Net Cash Provided by Operations

Net cash provided by operations was $39.3 million and $52.1 million for year ended December 31, 2013 and 2012, respectively. Cash provided by operations for the year ended December 31, 2013 was primarily attributable to net income of $16.4 million principally resulting from an increase in net product and royalty revenues, a non-cash share-based compensation expense of $25.1 million, a deferred tax provision of $9.5 million, depreciation and amortization of $7.0 million, and amortization of net premiums and discounts on short-term investments of $2.5 million.  Cash provided by operations was partially offset by a net decrease of $12.8 million due to changes in working capital items due to a decrease in deferred license revenue of $9.1 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009, an increase of inventory held by the Company and others of $5.1 million, an increase of $4.5 million in accounts receivable, a decrease of $5.8 million in accounts payable, accrued expenses, and other current liabilities resulting from payment timing, an increase in deferred product revenue related to Zanaflex of $2.8 million, and an increase in prepaid expenses and other current assets of $377,000.

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

Net Cash Used in Investing

Net cash used in investing activities for the year ended December 31, 2013 was $45.1 million, primarily due to $221.4 million in purchases of short-term and long-term investments, a $7.5 million acquisition of two neuropathic pain management assets from NeurogesX, Inc., purchases of property and equipment of $4.0 million, and purchases of intangible assets of $3.1 million partially offset by $191.0 million in proceeds from maturities and sales of short-term investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the year ended December 31, 2013 was $12.0 million, primarily due to $12.8 million in net proceeds from the exercise of stock options partially offset by $900,000 in repayments to PRF.

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. Our major outstanding contractual obligations are for payments related to our convertible notes, our facility leases and our commitments to purchase inventory.  The following table summarizes our minimum significant contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period (1)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible note payable (2)	$4,577	$1,144	$3,433	$—
Operating leases (3)	22,540	3,529	11,124	7,887
Inventory purchase commitments (4)	26,438	26,438	—	—
Unrecognized tax benefits	2,244	2,244	—	—
Total	$55,799	$33,355	$14,557	$7,887

__________________________

(1)	Excludes PRF principal and interest payments, due to uncertainty as to the amount and timing of such payments.

(2)	Represents the remaining 4 annual payments of principal and interest to be made on the convertible note payable to Saints Capital.

(3)	Represents payments for lease for Ardsley, NY headquarters.

(4)
Represents Zanaflex, Ampyra, and Qutenza inventory commitments. The Ampyra inventory commitment is an estimate as the price paid for Ampyra inventory is based on a percentage of the net product sales during the quarter Alkermes ships inventory to us.  Under our supply agreement with Alkermes, we provide Alkermes with monthly written 18-month forecasts, and with annual written five-year forecasts for our supply requirements of Ampyra and two-year forecasts for our supply requirements of Zanaflex Capsules. In each of the five months for Zanaflex and three months for Ampyra following the submission of our written 18-month forecast we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less.  We have agreed to purchase at least 75% of our annual requirements of Ampyra from Alkermes, unless Alkermes is unable or unwilling to meet its requirements, for a percentage of net product sales and the quantity of product shipped by Alkermes to us.

Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $206 million as part of our various agreements, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2013, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

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

Our net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to our customers, an adjustment is recorded for estimated discounts, rebates, and chargebacks. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such reserves. In determining the amounts of certain allowances and accruals, we must make significant judgments and estimates. Allowances for discounts, rebates, and chargebacks are established based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. Product shipping and handling costs are included in cost of sales.

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

Our net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s statement of income. Adjustments are recorded for estimated discounts, rebates, and chargebacks. These allowances are established by management as its best estimate based on available information and are adjusted to reflect known changes in the factors that impact such reserves. Allowances for discounts, rebates, and chargebacks are established based on the contractual terms with customers, analysis of historical levels of discounts, chargebacks and rebates, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. Product shipping and handling costs are included in cost of sales.

We accept returns of Zanaflex Capsules and Zanaflex tablets for six months prior to and twelve months after their expiration date.  We provide a credit to customers with whom we have a direct relationship or a cash payment to those with whom we do not have a direct relationship. We do not exchange product from inventory for the returned product. Returns of products sold by us are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.  In addition, we record a charge to cost of goods sold for the cost basis of the estimated product returns we believe may ultimately be realized at the time of product shipment to wholesalers. We recognize this charge at the date of shipment since it is probable that we will receive a level of returned products; upon the return of such product we will be unable to resell the product considering its expiration dating; and, we can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company’s estimated returns.  The charge to cost of goods sold amounted to $347,000 and $313,000 for the years ended December 31, 2013 and 2012, respectively. A 10% change in this expense estimate would have had an approximate $34,700 and $31,300 effect on the Company’s cost of sales for the years ended December 31, 2013 and 2012, respectively.

We initiated a product recall for three lots of Zanaflex Capsules in February 2011 due to two reports of empty Zanaflex Capsules that had been distributed to pharmacies and sold to patients.  Returns of this recalled product are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.  Some shipments of Zanaflex Capsules during the twelve-month period ended December 31, 2011 were likely to replace this recalled product. As of December 31, 2013 we received approximately $3.5 million in recall returns which was charged directly against deferred revenue.  Under the terms of our agreement with Alkermes, they are responsible for the cost of replacing the inventory and any reasonable and actual costs and expenses incurred in connection with the recall.

Qutenza

Qutenza is distributed in the United States by Besse Medical, Inc., a specialty distributor that furnishes the medication to physician offices; and by ASD Specialty Healthcare, Inc., a specialty distributor that furnishes the medication to hospitals and clinics.

The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. This means that, for Qutenza, the Company recognizes product sales following shipment of product to its specialty distributors.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated rebates, chargebacks, and returns. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped, an adjustment is recorded for estimated rebates, chargebacks, and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, chargebacks, and returns are established based on the contractual terms with customers, historical trends, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

Discounts and Allowances

Reserves for Ampyra, Zanaflex, and Qutenza with respect to customer credits, including estimated chargebacks, rebates, data fees and wholesaler fees for services, discounts and returns have been established. Discounts and allowances are recorded following shipment of product and the appropriate reserves are credited.  These allowances are established by management as its best estimate of historical experience and data points available and are adjusted to reflect known changes in the factors that impact such reserves. Allowances for customer credits, chargebacks, rebates, data fees and wholesaler fees for services, returns, and discounts are established based on contractual terms with customers and analyses of historical usage of these items.  The nature of our allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts are as follows:

Government Chargebacks and Rebates: We contract for Medicaid other government programs such as the Federal Supply Schedule which commits us to providing favorable pricing for Ampyra, Zanaflex and Qutenza. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. We also contract with the Centers for Medicare and Medicaid Services to participate in the Coverage Gap Discount Program (the program given rise by the Affordable Care Act which closes the Medicare Part D “donut hole”.  Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for chargebacks and rebates. We monitor the sales trends and adjust the chargebacks and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. Our government chargebacks and rebates accruals were $3.8 million and $2.8 million at December 31, 2013 and December 31, 2012, respectively.  A 10% change in our government chargebacks and rebate allowances would have had an approximate

$2.0 million and $1.5 million effect on our net revenue for the years ended December 31, 2013 and December 31, 2012, respectively.

Managed Care Contract Rebates: We contract with various managed care organizations including health insurance companies and pharmacy benefit managers in order to provide improved access to Ampyra for patients that are members of such organizations.  These contracts stipulate that rebates and, in some cases, administrative fees, are paid to these organizations provided Ampyra is represented as having been placed on a specific tier on the organizations drug formulary.  Based upon our contracts and the most recent experience with respect to sales through managed care channels, we provide an allowance for managed care contract rebates. We began to enter into these contracts during the three months ended December 31, 2010.  We continue to monitor the sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. Our managed care contract rebate accruals were $821,000 and $740,000 at December 31, 2013 and December 31, 2013, respectively.  A 10% change in our managed care contract rebate allowances would have had an approximate $338,000 and $312,000 effect on our net revenue for the years ended December 31, 2013 and December 31, 2012, respectively.

Copay Mitigation Rebates: We offer copay mitigation to commercially insured patients who have coverage for Ampyra (in accordance with applicable law) and are responsible for a cost share regardless of financial need (income status). The copay mitigation program is intended to reduce the patient’s financial responsibility for Ampyra to a specified dollar amount.  Based upon our contracts and the most recent experience with respect to actual copay assistance provided, we provide an allowance for copay mitigation rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. Our copay mitigation rebate accruals were $578,000 and $222,000 at December 31, 2013 and December 31, 2012, respectively.  A 10% change in our copay mitigation rebate allowances would have had an approximate $548,000 and $499,000 effect on our net revenue for the years ended December 31, 2013 and December 31, 2012, respectively.

Cash Discounts: We sell Ampyra directly to our network of specialty pharmacies, Kaiser and the specialty distributor to the U.S. Department of Veterans Affairs (VA). We sell Zanaflex directly to wholesalers and Qutenza to specialty distributors. We generally provide invoice discounts for prompt payment for Ampyra and Zanaflex. We estimate our cash discounts based on the terms offered to its customers.  Discounts are accrued based on historical usage rates at the time of product shipment.  We adjust accruals based on actual activity as necessary.  Cash discounts are typically settled with our customers within 30 days after the end of each calendar month.  Our cash discounts accruals were $318,000 and $293,000 at December 31, 2013 and December 31, 2012, respectively.  A 10% change in our cash discounts allowances would have had an approximate $344,000 and $319,000 effect on our net revenue for the years ended December 31, 2013 and December 31, 2012, respectively.

Product Returns: Prior to December 1, 2012, our specialty pharmacies had the right to return any unopened Ampyra product during the eight-month period beginning two months prior to the labeled expiration date and ending six months after the labeled expiration date.  Once product had been prescribed, it was no longer eligible for return.  If specialty pharmacies returned product, they were to be given a credit against amounts owed to us.  We did not replace returned product with new product unless it had been damaged in shipping.  As of December 1, 2012, we changed our returned goods policy with respect to Ampyra and no longer accept returned product with the exception of that damaged in shipping.  Therefore, we reversed the majority of the returns accrual for Ampyra during the three-month period ended December 31, 2012.  Our returns accrual for Ampyra was $10,000 and $10,000 at December 31, 2013 and December 31, 2012, respectively.

We record Zanaflex Capsule and tablet revenue based on a deferred revenue model and recognize revenue when prescriptions are filled to an end-user because once a prescription is filled the product cannot be returned.  Therefore, there is no returns reserve for Zanaflex.

Our specialty distributors for Qutenza have the right to return any unopened Qutenza product during the nine-month period beginning three months prior to the labeled expiration date and ending six months after the labeled expiration date.  Once product has been opened or its expiration date does not fall within our return goods policy for Qutenza, it is no longer eligible for return.  If product is returned, credit is given to the specialty distributors against amounts owed to us.  We do not replace returned product with new product unless it has been damaged in shipping. Our returns accrual for Qutenza was $20,000 and zero at
December 31, 2013 and December 31, 2012, respectively.  A 10% change in our returns would have had an approximate $6,000 and zero dollar effect on our net revenue for the years ended December 31, 2013 and December 31, 2012, respectively.

Data Fees and Fees for Service Payable to Wholesalers: We have contracted with the Ampyra specialty pharmacies (not including the specialty distributor to the VA) to obtain transactional data related to Ampyra in order to ascertain a better understanding of our selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations.  These contracts stipulate that the specialty pharmacies provide data directly to us, as well as indirectly through Ampyra Patient Support Services (APSS), which in turn provides data to us.  We pay a data fee to the specialty pharmacies for each line of data provided and the Company provides an allowance for these data fees.  A line of data is defined as data pertaining to a single prescription. We also pay a fee for service to certain wholesalers on contractually determined rates for distribution, inventory management and data reporting services. We estimate our fee for service accruals and allowances based on sales to each wholesaler and the applicable contracted rate. Our fee for service expenses are accrued at the time of product shipment and are typically settled with the wholesalers within 60 days after the end of each respective quarter. Our data fee and fee for service accruals were $875,000 and $792,000 at December 31, 2013 and December 31, 2012, respectively. A 10% change in our data fee and fee for service allowances would have had an approximate $334,000 and $346,000 effect on our net revenue for the years ended December 31, 2013 and 2012, respectively.

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

The following table provides a summary of activity with respect to the Company’s sales discounts and allowances during 2013, 2012, and 2011:

(in thousands)	Government chargebacks and rebates	Managed care contract rebates	Copay mitigation rebates	Cash discounts	Product returns	Data fees and fees for services payable to wholesalers	Total
Balance at December 31, 2010	2,790	222	31	324	353	1,243	4,963
Allowances for sales 2011	10,139	1,534	4,888	3,406	127	4,976	25,070
Allowances for prior year sales	(157)	(70)	(2)	(43)	-	(321)	(593)
Actual credits for sales during 2011	(7,242)	(1,260)	(4,753)	(3,188)	-	(3,978)	(20,421)
Actual credits for prior year sales	(2,431)	(153)	(29)	(196)	-	(922)	(3,731)
Balance at December 31, 2011	3,099	273	135	303	480	998	5,288
Allowances for sales 2012	14,609	3,126	5,073	3,265	-	3,481	29,554
Allowances for prior year sales	72	(10)	(86)	(71)	(452)	(17)	(564)
Actual credits for sales during 2012	(11,651)	(2,386)	(4,851)	(2,967)	(18)	(2,688)	(24,561)
Actual credits for prior year sales	(3,280)	(263)	(49)	(237)	-	(982)	(4,811)
Balance at December 31, 2012	$2,849	$740	$222	$293	$10	$792	$4,906
Allowances for sales 2013	19,935	3,421	5,481	3,452	64	3,408	35,761
Allowances for prior year sales	48	(43)	-	(14)	-	(73)	(82)
Actual credits for sales during 2013	(16,265)	(2,600)	(4,903)	(3,131)	(43)	(2,533)	(29,475)
Actual credits for prior year sales	(2,777)	(697)	(222)	(282)	-	(719)	(4,697)
Balance at December 31, 2013	$3,790	$821	$578	$318	$31	$875	$6,413

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

Inventory

The Company capitalizes inventory costs associated with the Company's products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development.

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

Qutenza

Cost of sales consists of cost of inventory, expense due to inventory reserves when necessary, royalty expense, amortization of the intangible asset associated with the Qutenza acquisition, packaging costs, freight and required inventory stability testing costs.

Research and Development

We are developing Plumiaz (our trade name for Diazepam Nasal Spray), which we acquired in December 2012, for the treatment of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity also known as cluster seizures or acute repetitive seizures, or ARS.  Plumiaz is a proprietary nasal spray formulation of diazepam.  We submitted an NDA to the FDA for Plumiaz in 2013.  We are also studying a once-daily formulation of dalfampridine extended release tablets to improve walking impairment in people who suffer from post-stroke deficits.  Our research and development programs also include our recently acquired NP-1998 program for the treatment of neuropathic pain.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function, as follows.  We are developing clinical stage compounds GGF2 for the treatment of heart failure, rHIgM22, a remyelinating monoclonal antibody, for the treatment of MS, and AC105 for acute treatment of SCI.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and SCI.  Chondroitinase, an enzyme that encourages nerve plasticity in the damaged nervous system, as in SCI, is in preclinical development.

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

We use our employee and infrastructure resources across several projects, and many of our costs are not attributable to an individually named project, but are broadly applicable research projects.  Accordingly, we do not account for internal research and development costs on a project-by-project basis.  Unallocated costs are represented as operating expenses in the table below.

The following table shows, for each of the years ended, (i) the total third parties expenses for clinical development, preclinical research and development, on a project-by-project basis, (ii) our unallocated research and development operating expenses, and (iii) acquisitions, licenses and milestone payments, on a project-by-project basis:

(in thousands)	Year Ended December 31,
	2013	2012	2011
Preclinical and clinical development:
Contract expenses—Diazepam Nasal Spray/Plumiaz	$6,890	$843	$ -
Contract expenses—GGF2	5,592	6,151	4,610
Contract expenses—Ampyra LCM	5,206	12,840	11,429
Contract expenses—rHIgM22	3,359	1,220	3,608
Contract expenses—AC105	1,200	1,197	132
Contract expenses—NP1998	185	-	-
Contract expenses—Chondroitinase	118	498	118

Research and development operating expenses:	30,252	23,929	19,211

Acquisitions, licenses and milestones:
Diazepam Nasal Spray	1,000	6,653	-
AC105	20	500	3,000
rHIgM22	25	20	-
GGF2	10	10	-
Other	20	20	-
Total research and development	$53,877	$53,881	$42,108

With respect to previously established clinical study accruals in prior periods and for the twelve-month period ended December 31, 2013 we did not make any significant adjustments to our clinical study costs.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, related benefits and share-based compensation for our sales, managed markets and marketing personnel, the cost of Ampyra, Zanaflex, and Qutenza sales and marketing initiatives as well as the pre-market marketing costs for future products.

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

At December 31, 2013, we had $ $127.3 million of net deferred tax assets, which included the effects of net operating loss and other carryforwards of $52.0 million, tax credits of $6.9 million and other items.    We released our valuation allowance on our net deferred tax assets in full in prior year because we believe it is more likely than not that we will realize the benefits of our deferred tax assets.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at December 31, 2013.

We have cash equivalents and short-term and long-term investments at December 31, 2013, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term and long-term investments approximate their fair value at December 31, 2013.  Our investments designated as long-term as of December 31, 2013 had maturity dates no later than April 15, 2015.  At December 31, 2013, we held $367.2 million in cash and cash equivalents and short-term and long-term investments, which had an average interest rate of less than approximately 0.2%.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of our 2013 fiscal year (the period covered by this report). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of and with the participation of our chief executive officer and our chief financial officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of 2013 (the period covered by this report) based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2013. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Acorda Therapeutics, Inc.:

We have audited Acorda Therapeutics, Inc. internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Acorda Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Acorda Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Acorda Therapeutics, Inc. and subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 3, 2014

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2014 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer and principal financial and accounting officer. The code of business conduct and ethics is available on the corporate governance section of “Investor Relations” of our website, www.acorda.com.

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

Item 11.  Executive Compensation.

The information required by this item will be contained in our 2014 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Information Concerning Executive Officers” and “Additional Information” and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2014 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the caption “Certain Relationships and Related Transactions,” and such information is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be contained in our 2014 Proxy Statement under the caption for the proposal relating to the “Ratification of Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:
Financial Statements of Acorda Therapeutics, Inc. and Subsidiaries:
Report of Ernst and Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acorda Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorda Therapeutics, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 3, 2014

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share amounts)
	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$48,037	$41,876
Restricted cash	277	380
Short-term investments	225,891	191,949
Trade accounts receivable, net of allowances of $698 and $555, as of December 31, 2013 and 2012, respectively	30,784	26,327
Prepaid expenses	8,398	6,936
Finished goods inventory held by the Company	25,535	20,176
Finished goods inventory held by others	637	781
Deferred tax asset	19,314	35,091
Other current assets	8,460	9,547
Total current assets	367,333	333,063
Long-term investments	93,299	99,363
Property and equipment, net of accumulated depreciation	16,525	16,706
Deferred tax asset	107,985	101,636
Intangible assets, net of accumulated amortization	17,459	9,319
Non-current portion of deferred cost of license revenue	4,174	4,808
Other assets	352	437
Total assets	$607,127	$565,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,922	$22,503
Accrued expenses and other current liabilities	37,569	35,758
Deferred product revenue—Zanaflex	32,090	29,275
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	861	1,134
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	96,643	98,871
Non-current portion of deferred license revenue	59,628	68,685
Put/call liability	147	329
Non-current portion of revenue interest liability	493	1,111
Non-current portion of convertible notes payable	3,228	4,244
Other non-current liabilities	6,635	6,171
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at December 31, 2013 and 2012; issued and outstanding 40,896,355 and 39,804,493 shares, including those held in treasury, as of December 31, 2013 and 2012, respectively	41	40
Treasury stock at cost (12,420 shares at December 31, 2013 and December 31, 2012)	(329)	(329)
Additional paid-in capital	678,686	640,671
Accumulated deficit	(238,082)	(254,523)
Accumulated other comprehensive income	37	62
Total stockholders’ equity	440,353	385,921
Total liabilities and stockholders’ equity	$607,127	$565,332

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(In thousands, except per share data)
	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2013	2012	2011
Revenues:
Net product revenues	$310,317	$282,381	$256,271
Milestone revenue	—	—	25,000
License revenue	9,057	9,057	9,057
Royalty revenues	17,056	14,376	1,909
Total net revenues	336,430	305,814	292,237
Costs and expenses:
Cost of sales	66,009	57,007	64,183
Cost of milestone and license revenue	634	634	2,384
Research and development	53,877	53,881	42,108
Selling, general and administrative	185,545	168,690	148,508
Total operating expenses	306,065	280,212	257,183
Operating income	30,365	25,602	35,054
Other expense (net):
Interest and amortization of debt discount expense	(2,170)	(1,880)	(3,570)
Interest income	668	552	552
Other income (expense)	—	(6)	(18)
Total other expense (net)	(1,502)	(1,334)	(3,036)
Income before taxes	28,863	24,268	32,018
(Provision for) / benefit from income taxes	(12,422)	130,690	(1,413)
Net income	$16,441	$154,958	$30,605
Net income per share—basic	$0.41	$3.93	$0.78
Net income per share—diluted	$0.39	$3.84	$0.76
Weighted average common shares outstanding used in computing net income per share—basic	40,208	39,459	39,000
Weighted average common shares outstanding used in computing net income per share—diluted	41,682	40,332	40,064

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)
	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2013	2012	2011

Net income	$16,441	$154,958	$30,605
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax	(25)	(4)	78
Other comprehensive income (loss), net of tax	(25)	(4)	78
Comprehensive income	$16,416	$154,954	$30,683

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)
	Common stock
	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2010	38,779	$39	$(329)	$591,649	$(440,086)	$(12)	$151,261
Compensation expense for issuance of stock options to employees	—	—	—	13,675	—	—	13,675
Compensation expense for issuance of restricted stock to employees	220	—	—	5,628	—	—	5,628
Exercise of stock options	329	—	—	3,962	—	—	3,962
Other comprehensive loss	—	—	—	—	—	78	78
Net loss	—	—	—	—	30,605	—	30,605
Balance at December 31, 2011	39,328	$39	$(329)	$614,914	$(409,481)	$66	$205,209
Compensation expense for issuance of stock options to employees	—	—	—	15,206	—	—	15,206
Compensation expense for issuance of restricted stock to employees	224	—	—	6,212	—	—	6,212
Exercise of stock options	252	1	—	4,339	—	—	4,340
Other comprehensive income	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	154,958	—	154,958
Balance at December 31, 2012	39,804	$40	$(329)	$640,671	$(254,523)	$62	$385,921
Compensation expense for issuance of stock options to employees	—	—	—	18,036	—	—	18,036
Compensation expense for issuance of restricted stock to employees	264	—	—	7,103	—	—	7,103
Exercise of stock options	828	1	—	12,785	—	—	12,786
Excess tax benefit from share-based compensation arrangements	—	—	—	91	—	—	91
Other comprehensive loss, net of tax	—	—	—	—	—	(25)	(25)
Net income	—	—	—	—	16,441	—	16,441
Balance at December 31, 2013	40,896	$41	$(329)	$678,686	$(238,082)	$37	$440,353

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In thousands)
	Year ended December 31,	Year ended December 31,	Year ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net income	$16,441	$154,958	$30,605
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Share-based compensation expense	25,139	21,418	19,303
Amortization of net premiums and discounts on investments	2,526	4,382	6,750
Amortization of revenue interest issuance cost	50	67	104
Depreciation and amortization expense	6,999	4,663	4,625
Intangible asset impairment	—	664	13,038
(Gain) loss on put/call liability	(182)	(701)	639
Deferred tax provision (benefit)	9,520	(133,042)	—
Excess tax benefit from share-based compensation arrangements	(91)	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(4,457)	(3,499)	(556)
Increase in prepaid expenses and other current assets	(377)	(2,961)	(3,375)
(Increase) decrease in inventory held by the Company	(5,269)	7,082	8,976
Decrease in inventory held by others	145	345	1,060
Decrease in non-current portion of deferred cost of license revenue	634	634	608
Decrease (increase) in other assets	34	(3,753)	(237)
(Decrease) increase in accounts payable, accrued expenses, other current liabilities	(5,785)	11,743	(6,108)
Increase (decrease) in revenue interest liability interest payable	18	600	(23)
Decrease in current portion of deferred license revenue	—	—	(371)
Decrease in non-current portion of deferred license revenue	(9,057)	(9,057)	(8,686)
Increase (decrease) in other non-current liabilities	78	(22)	682
Increase (decrease) in deferred product revenue—Zanaflex	2,816	(1,325)	(697)
Decrease (increase) in restricted cash	103	(77)	(1)
Net cash provided by operating activities	39,285	52,119	66,336
Cash flows from investing activities:
Purchases of property and equipment	(4,043)	(10,384)	(2,192)
Purchases of intangible assets	(3,121)	(3,194)	(3,595)
Acquisition	(7,499)	—	—
Purchases of investments	(221,429)	(322,455)	(266,736)
Proceeds from maturities of investments	191,000	264,750	227,500
Net cash used in investing activities	(45,092)	(71,283)	(45,023)
Cash flows from financing activities:
Proceeds from stock option exercises	12,786	4,339	3,962
Excess tax benefit from share-based compensation arrangements	91	—	—
Repayments of revenue interest liability	(909)	(1,253)	(1,962)
Net cash provided by financing activities	11,968	3,086	2,000
Net increase (decrease) in cash and cash equivalents	6,161	(16,078)	23,313
Cash and cash equivalents at beginning of period	41,876	57,954	34,641
Cash and cash equivalents at end of period	$48,037	$41,876	$57,954
Supplemental disclosure:
Cash paid for interest	$2,022	$1,122	$3,404
Cash paid for taxes	2,630	2,706	1,176

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Business Activities

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve neurological function in people with multiple sclerosis (MS), spinal cord injury (SCI) and other disorders of the central nervous system.

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

Restricted Cash

Restricted cash represents a bank account with funds to cover the Company’s self-funded employee health insurance.

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

Inventory

Inventory is stated at the lower of cost or market value and includes amounts for Ampyra, Zanaflex tablet, Zanaflex Capsule and Qutenza inventories and is recorded at its net realizable value. The Company capitalizes inventory costs associated with the Company's products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Cost is determined using the first-in, first-out method (FIFO) for all inventories. The Company adjusts its inventory value based on an estimate of inventory that may be returned or not sold based on sales projections and establishes reserves as necessary for obsolescence and excess inventory.

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

Intangible Assets

  The Company has recorded intangible assets related to milestones for Ampyra, acquired developed technology for Qutenza, and for certain website development costs. These intangible assets are amortized on a straight line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company’s evaluation of the intangible assets, it considers the term of the underlying asset life and the expected life of the related product line. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.  The Company has also recorded an indefinite lived intangible asset for the value of acquired in-process research and development related to NP-1998.  The Company reviews the carrying value of indefinite lived intangible assets annually and whenever indicators of impairment are present.  See also “In-Process Research and Development”

Impairment of Long-Lived Assets

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

In-Process Research and Development

The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method”, and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized on the statement of operations. These assets are tested at least annually or sooner when a triggering event occurs that could indicate a potential impairment.

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons and the U.S. Department of Veterans Affairs (VA). Ampyra is not available in retail pharmacies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser Permanente, and the specialty distributor to the VA. The specialty pharmacy providers, Kaiser Permanente, and the specialty distributor to the VA are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, Kaiser Permanente and the specialty distributor to the VA, an adjustment is recorded for estimated rebates, discounts and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for discounts, rebates, and chargebacks are established based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.Effective December 1, 2012, the Company no longer accepts returns of Ampyra with the exception of product damages that occur during shipping.

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

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s statement of operations. Adjustments are recorded for estimated discounts, rebates, and chargebacks. These allowances are established by management as its best estimate based on available information and are adjusted to reflect known changes in the factors that impact such allowances. Allowances for discounts, rebates, and chargebacks are established based on the contractual terms with customers, analysis of historical levels of discounts, chargebacks and rebates, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. In addition, the Company records a charge to cost of goods sold for the cost basis of the estimated product returns the Company believes may ultimately be realized at the time of product shipment to wholesalers. The Company has recognized this charge at the date of shipment since it is probable that it will receive a level of returned products; upon the return of such product it will be unable to resell the product considering its expiration dating; and it can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company’s estimated returns. Product shipping and handling costs are included in cost of sales.

Qutenza

Qutenza is distributed in the United States by Besse Medical, Inc., a specialty distributor that furnishes the medication to physician offices; and by ASD Specialty Healthcare, Inc., a specialty distributor that furnishes the medication to hospitals and clinics.  The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. This means that, for Qutenza, the Company recognizes product sales following shipment of product to its specialty distributors.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated rebates, chargebacks, and returns. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped, an adjustment is recorded for estimated rebates, chargebacks, and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, chargebacks, and returns are established based on the contractual terms with customers, historical trends, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

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

The Company does not own or operate, and currently does not plan to own or operate, facilities for production and packaging of Ampyra or its other commercial products, Zanaflex Capsules, Zanaflex tablets or

Qutenza. It relies and expects to continue to rely on third parties for the production and packaging of its commercial products and clinical trial materials for those and other products.

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

The Company’s principal direct customers as of December 31, 2013 were a network of specialty pharmacies, Kaiser Permanente, and the specialty distributor to the VA for Ampyra, wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets, and two specialty distributors for Qutenza. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s revenue in 2013 through 2011. Three customers individually accounted for more than 10% of the Company’s accounts receivable as of December 31, 2013 and four customers individually accounted for more than 10% of the Company’s accounts receivable as of December 31, 2012. The Company’s net product revenues are generated in the United States.

Allowance for Cash Discounts

An allowance for cash discounts is accrued based on historical usage rates at the time of product shipment.  The Company adjusts accruals based on actual activity as necessary.  Cash discounts are typically settled with customers within 30 days after the end of each calendar month.  The Company had cash discount allowances of $3.4 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively.  The Company’s accruals for cash discount allowances were $319,000 and $293,000 as of December 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts

A portion of the Company’s accounts receivable may not be collected due principally to customer disputes and sales returns. The Company provides reserves for these situations based on the evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not historically experienced losses related to credit risk.  The Company has recognized an allowance related to one customer of approximately $379,000 and $260,000 as of December 31, 2013, and December 31, 2012, respectively.  For the year ended December 31, 2013, the Company recorded a provision of $119,000 and did not record any write-offs.  For the year ended December 31, 2012, the Company recorded a provision of $60,000 and write-offs of $400,000.

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

The following methods are used to estimate the fair value of Company’s financial instruments:

(a)	Cash equivalents, grants receivables, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments;

(b)	Available-for-sale securities are recorded based primarily on quoted market prices;

(c)	Put/call liability’s fair value is based on revenue projections and business, general economic and market conditions that could be reasonably evaluated as of the valuation date;

(d)	Contingent purchase price related to the NeurogesX acquisition was measured at fair value using a Monte Carlo simulation and is evaluated each reporting period.

It is not practical for the Company to estimate the fair value of the convertible notes payable due to the specific provisions of these notes. The terms of these notes are disclosed at Note 10. See Note 15 for discussion on fair value measurements.

Earnings per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted stock.  In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. See Note 8 for discussion on earnings per share.

Share-based Compensation

The Company has various share-based employee and non-employee compensation plans, which are described more fully in Note 7.

The Company accounts for stock options and restricted stock granted to employees and non-employees by recognizing the costs resulting from all share-based payment transactions in the consolidated financial statements at their fair values. The Company estimates the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model based on assumptions of expected volatility of its common stock, prevailing interest rates, an estimated forfeiture rate, and the expected term of the stock options, and the Company recognizes that cost as an expense ratably over the associated employee service period.

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

Comprehensive Income

Unrealized gains (losses) from the Company’s investment securities are included in accumulated other comprehensive income within the consolidated balance sheet.

Recent Accounting Pronouncements

In February 2013, the FASB amended its guidance to require an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective prospectively for fiscal years beginning after December 15, 2012. The Company adopted these new provisions for the year beginning January 1, 2013. As the guidance requires additional presentation only, there was no impact to the Company’s consolidated results of operations or financial position.

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

(3) Acquisition

NeurogesX Acquisition

On July 8, 2013, Acorda acquired certain assets from NeurogesX, Inc. (NeurogesX), including two neuropathic pain management assets: Qutenza and NP-1998. Qutenza is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia. NP-1998 is a Phase 3 ready prescription strength capsaicin topical solution being assessed for the treatment of neuropathic pain. NP-1998 was previously referred to as NGX-1998. Prior to the acquisition, NeurogesX was a specialty pharmaceutical company focused on developing and commercializing a portfolio of novel non-opioid pain management therapies headquartered in San Mateo, CA. Acquisition-related costs during the year ended December 31, 2013 of approximately $1.0 million for advisory, legal, regulatory and valuation costs incurred in connection with the NeurogesX acquisition have been expensed in selling, general and administrative expenses.

Astellas Pharma Europe Ltd. (Astellas) has exclusive commercialization rights for Qutenza in the European Economic Area including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa. Astellas also has an option to develop NP-1998 in those same territories. In 2014, we are expecting to receive data from a clinical trial being conducted by Astellas to assess the use of its capsaicin (8%) cutaneous patch QUTENZA in the treatment of pain associated with painful diabetic neuropathy (PDN).  Under the terms of Acorda’s agreement with Astellas, Acorda will have rights to review data from that trial, and the companies may also collaborate and/or share costs of future clinical trials.

In consideration for the acquisition of assets pursuant to the Asset Purchase Agreement, Acorda paid NeurogesX $7.5 million in cash and may pay up to an additional $5.0 million of post-closing milestone payments (Milestone Payments), as follows:

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

There is no assurance that any of the conditions for the Milestone Payments will be met. Refer to Note 15 – Fair Value Measurements for more information on the contingent consideration liability.

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

	Year ended		Year ended
	December 31, 2013		December 31, 2012
(In thousands)	Reported	Pro Forma	Reported	Pro Forma

Net revenues	$336,430	$337,077	$305,814	$308,377
Net income	16,441	11,839	154,958	134,506

The pro forma financial information includes a non-recurring pro forma adjustment of $1.7 million for the year ended December 31, 2013, related to transaction costs incurred by the Company and NeurogesX as part of the acquisition. Revenue and earnings from the acquired business since the acquisition date included in our consolidated statements of operations were not material.

 (4) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2013
US Treasury bonds	$319,123	$69	$(2)	$319,190
December 31, 2012
US Treasury bonds	$291,209	$104	$(1)	$291,312

The Company’s short-term and long-term investments consist of US Treasury bonds. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment would be charged to earnings for the difference between the investment’s cost and fair value at such date and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer’s ability to continue as a going concern. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of December 31, 2013.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash and cash equivalents, and amounted to $28.3 million and $27.9 million as of December 31, 2013 and 2012, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and long-term investments are greater than 1 year and up to 16 months.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the years ended December 31, 2013 and 2012 were as follows (in thousands):
(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2011	$66
Other comprehensive income before reclassifications:	(4)
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	(4)
Balance at December 31, 2012	$62
Other comprehensive income before reclassifications:	(25)
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	(25)
Balance at December 31, 2013	$37

(5) Property and Equipment

Property and equipment consisted of the following:
(In thousands)	December 31, 2013	December 31, 2012	Estimated useful lives used
Leasehold improvements	$10,260	$10,167	Remaining lease term
Computer equipment	9,586	8,651	3 years
Laboratory equipment	3,555	3,562	5 years
Furniture and fixtures	1,067	1,645	7 years
Machinery and equipment	173	—	7 years
Capital in progress	439	1,810	2-3 years
	25,080	25,835
Less accumulated depreciation	(8,555)	(9,129)
	$16,525	$16,706

Depreciation and amortization expense on property and equipment was $4.6 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:
(In thousands)	December 31, 2013	December 31, 2012
Accrued inventory	$8,632	$9,222
Bonus payable	7,899	6,361
Product discount and allowances accruals	6,007	4,603
Commercial and marketing expense accruals	3,435	3,367
Royalties payable	2,063	1,680
Research and development expense accruals	1,841	2,182
Vacation accrual	1,629	1,346
Sales force commissions and incentive payments payable	1,583	1,820
Other accrued expenses	4,480	5,177
	$37,569	$35,758

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

On January 12, 2006, the Company’s board of directors approved the adoption of the Acorda Therapeutics, Inc. 2006 Employee Incentive Plan (the 2006 Plan). This 2006 Plan serves as the successor to the Company’s 1999 Plan, as amended, and no further option grants or stock issuances shall be made under the 1999 Plan after the effective date, as determined under Section 14 of the 2006 Plan. All employees of the Company are eligible to participate in the 2006 Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The 2006 Plan also covers the issuance of restricted stock. The 2006 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options and restricted stock, determines the time or times at which options and restricted stock shall be granted under the 2006 Plan, determines the number of shares to be granted subject to any option or restricted stock under the 2006 Plan and the duration of each option and restricted stock, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. The number of shares of common stock reserved for issuance pursuant to awards made under the 2006 Plan as of December 31, 2013 is 11,564,284 shares of stock. The total number of shares of common stock available for issuance under this 2006 Plan, including shares of common stock subject to the then outstanding awards, shall automatically increase on January 1 of each year during the term of this plan, beginning 2007, by a number of shares of common stock equal to 4% of the outstanding shares of common stock on that date, unless otherwise determined by the Board of Directors. The Board approved the automatic increases of 4% for 2013, 2012, and 2011. Upon the exercise of options in the future, the Company intends to issue new shares.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	Year ended December 31,
	2013	2012	2011
Employees and directors:
Estimated volatility	55.91%	60.67%	62.80%
Expected life in years	5.82	5.64	5.47
Risk free interest rate	1.16%	1.16%	2.23%
Dividend yield	—	—	—

The Company estimated volatility for purposes of computing compensation expense on its employee and non-employee options using the historic volatility of the Company’s stock price. The expected life used to estimate the fair value of employee options is 5.82 years which is based on the historical life of the Company’s options based on exercise data.

The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2013, 2012 and 2011 amounted to approximately $15.95, $13.67, and $13.02, respectively. No options were granted to non-employees for the years ended December 31, 2013, 2012 and 2011.

During the year ended December 31, 2013, the Company granted 2,092,380 stock options and restricted stock awards to employees and directors under the 2006 Plan. These stock options were issued with a weighted average exercise price of $31.50 per share. 1,700 of these options vested immediately, 70,000 of these options vest over a one-year vesting schedule and 1,763,079 will vest over a four-year vesting schedule. 1,500 restricted stock awards granted in 2013 vest over a two-year vesting schedule and 256,101 will vest over a four-year vesting schedule. As a result of these grants the total compensation charge to be recognized over the service period is $34.6 million, of which $7.1 million was recognized during the year ended December 31, 2013.

Compensation costs for options and restricted stock granted to employees and directors amounted to $25.1 million, $21.4 million, and $19.3 million, for the years ended December 31, 2013, 2012 and 2011, respectively. There were no compensation costs capitalized in inventory balances. Compensation expense for options and restricted stock granted to employees and directors are classified between research and development, sales and marketing and general and administrative expense based on employee job function.

The following table summarizes share-based compensation expense included within our consolidated statements of operations:
	Year ended December 31,
(In thousands)	2013	2012	2011

Research and development	$5,805	$5,122	$5,801
Selling, general and administrative	19,334	16,296	13,502
Total	$25,139	$21,418	$19,303

A summary of share-based compensation activity for the year ended December 31, 2013 is presented below:

Stock Option Activity
	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at December 31, 2010	4,084	$20.13
Granted	1,239	23.52
Forfeited and expired	(201)	25.97
Exercised	(329)	12.06
Balance at December 31, 2011	4,793	21.31
Granted	1,292	25.69
Forfeited and expired	(166)	27.98
Exercised	(252)	17.24
Balance at December 31, 2012	5,667	22.30
Granted	1,835	31.50
Forfeited and expired	(188)	27.90
Exercised	(828)	15.45
Balance at December 31, 2013	6,486	$25.61	6.8	$30,932
Vested and expected to vest at December 31, 2013	6,423	$25.56	6.8	$30,876
Vested and exercisable at December 31, 2013	3,926	$23.37	5.6	$26,517

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2013 (In thousands)	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2013 (In thousands)	Weighted- average exercise price
$2.45-$16.88	617	2.11	$9.43	617	$9.43
$17.52-$21.97	800	4.97	20.22	750	20.14
$22.00-$24.33	1,189	6.38	22.35	868	22.34
$24.51-$29.92	1,329	7.88	26.67	623	26.70
$30.00-$40.03	2,551	8.27	32.20	1,068	32.57
	6,486	6.84	$25.61	3,926	$23.37

Restricted Stock Activity
Restricted Stock	Number of Shares (In thousands)
Nonvested at December 31, 2010	324
Granted	302
Vested	(221)
Forfeited	(28)
Nonvested at December 31, 2011	377
Granted	320
Vested	(224)
Forfeited	(15)
Nonvested at December 31, 2012	458
Granted	258
Vested	(264)
Forfeited	(31)
Nonvested at December 31, 2013	421

Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2013 totaled $44.8 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

(8) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:
(In thousands, except per share data)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Basic and diluted
Net income	$16,441	$154,958	$30,605
Weighted average common shares outstanding used in computing net income per share—basic	40,208	39,459	39,000
Plus: net effect of dilutive stock options and unvested restricted common shares	1,474	873	1,064
Weighted average common shares outstanding used in computing net income per share—diluted	41,682	40,332	40,064
Net income per share—basic	$0.41	$3.93	$0.78
Net income per share—diluted	$0.39	$3.84	$0.76

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Denominator
Stock options and restricted common shares	2,419	3,573	2,707
Convertible note	39	48	58

(9) Income Taxes

The (provision for)/benefit from income taxes is based on income before income taxes as follows:

(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011

Income before taxes	$28,863	$24,268	$32,018

The (provision for)/benefit from income taxes in 2013, 2012 and 2011 consists of current and deferred federal, state and foreign taxes as follows:

(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011

Current:
Federal	$(665)	$(640)	$(912)
State	(2,050)	(1,138)	(501)
Foreign	(154)	(574)	—
	(2,869)	(2,352)	(1,413)
Deferred:
Federal	(6,815)	119,247	—
State	(2,738)	13,795	—
Foreign	—	—	—
	(9,553)	133,042	—
Total (provision for)/benefit from income taxes	$(12,422)	$130,690	$(1,413)

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

Due to the amount of net operating loss (NOL) and tax credit carryforwards, the Company does not currently pay substantial U.S. federal income taxes. The Company expects to pay cash taxes in various US states and Puerto Rico where it has operations and NOL carryforwards are not available or limited. The Company was subject to the alternative minimum tax during 2013 and 2012 and expects it will continue to be subject to such tax in the near term. The payment of alternative minimum tax generates a credit that may be carried forward indefinitely and can be used to offset our future regular income tax liability.

The Company had available federal NOL carryforwards of approximately $173.8 million and $205.1  million and state NOL carryforwards of approximately $22.8 million  and $19.4 million as of December 31, 2013 and 2012, respectively, which are available to offset future taxable income. The net operating loss carryforwards include approximately $10.4 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses nor the cumulative net operating loss carryforward disclosure above. The tax benefit of $10.4 million associated with the exercise of stock options will be recorded in additional paid-in capital when the associated net operating loss is recognized. The federal losses are expected to begin to expire in 2023, while the state losses are expected to expire during similar periods, although not all states conform to the federal carryforward period and occasionally limit the use of net operating losses for a period of time. The Company is no longer subject to federal income tax audits for tax years prior to 2011 however, such net operating losses utilized by the Company in years subsequent to 2000 is subject to review. In 2013 we completed an IRS exam for tax years 2009 through 2011 with no material findings.  Due to non-conformity with the federal statute of limitations for assessment, certain states remain open subsequent to 2008.  The Company also has research and development credit carry-forwards of $6.4 million and $4.4 million as of December 31, 2013 and 2012, respectively are subject to expiration starting in 2029. The Company also has Alternative Minimum Tax credit carry-forwards of $2.2 million and $1.8 million as of December 31, 2013 and 2012, respectively.  Such credits can be carried forward indefinitely and have no expiration date.

The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. We have determined that these limiting provisions were triggered during a prior year for both Acorda and Neuronex, its wholly owned subsidiary. However, we believe that such limitation is not expected to result in the expiration or loss of any of our federal NOL’s and income tax credit carryforwards. Future ownership changes may limit the use of these carryforwards.

The provision (benefit) for income taxes differs from the U.S. federal statutory tax rate. The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	10.7%	2.4%	1.0%
Foreign income tax	0.1%	1.5%	—
Stock option compensation	2.0%	1.9%	1.2%
Stock option shortfall	0.3%	5.6%	—
Neuronex acquisition	—	9.4%	—
Research and development credit	(7.6%)	—	—
Other nondeductible and permanent differences	2.5%	3.3%	(12.4%)
Provision (benefit) attributable to valuation allowance	—	(597.6%)	(20.4%)
Effective income tax rate	43.0%	(538.5%)	4.4%

The effective tax rate related to state taxes reflects amended tax return filings and the deferred impact of customary state tax law and apportionment changes that occurred during the year; the state effective tax rate is not necessarily indicative of the company’s expected state tax rate for the foreseeable future.

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

(In thousands)	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss and other carryforwards	$52,017	$64,121
Tax credits	6,871	4,568
Deferred revenue	33,557	36,646
Stock based compensation	19,030	17,849
Amortization	7,912	8,716
Other	7,912	6,040
Total deferred tax assets	127,299	137,940
Valuation allowance	—	—
Total deferred tax assets net of valuation allowance	127,299	137,940

Deferred tax liabilities:
Property, plant and equipment	—	(1,213)
Total deferred tax liabilities	—	(1,213)
Net deferred tax asset	$127,299	$136,727

(In thousands)	December 31, 2013	December 31, 2012
Current deferred tax assets, net:
Current deferred tax assets, net of deferred tax liabilities	$19,314	$35,091
Valuation allowance	—	—
Current deferred tax assets, net	19,314	35,091
Non-current deferred tax assets, net:
Non-current deferred tax assets, net of deferred tax liabilities	107,985	101,636
Valuation allowance	—	—
Non-current deferred tax assets, net	107,985	101,636
Net deferred tax asset	$127,299	$136,727

The Company follows authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011

Beginning of period balance	$1,936	$—	$—
Increases for tax positions taken during a prior period	589	1,936	—
Decreases for tax positions taken during a prior period	(511)	—	—
Increases for tax positions taken during the current period	230	—	—
Reduction as a result of a lapse of statute of limitations	—	—	—
	$2,244	$1,936	$—

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

On September 13, 2013, the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes. Although the regulations are not effective until tax years beginning on or after January 1, 2014, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. Pursuant to U.S. GAAP, as of the date of the issuance, the release of the regulations is treated as a change in tax law. Therefore, the Company is required to determine whether there will be an impact on our financial statements. The Company is currently analyzing the expected impact of the new regulations and does not believe the impact will be material to its financial position or results of operations. The Company will continue to monitor any future changes in the TPR prospectively.

(10) License, Research and Collaboration Agreements

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

Convertible Note

Under the Agreement, Alkermes also loaned to the Company an aggregate of $7.5 million pursuant to two convertible promissory notes. On December 23, 2005, Alkermes transferred these promissory notes to funds affiliated with Saints Capital. One promissory note in the amount of $5.0 million bears interest at a rate of 3%

beginning on the first anniversary of the issuance of the note. The original unpaid principal was convertible into 67,476 shares of common stock. As of December 31, 2013 the unpaid principal was convertible into 38,558 shares of common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period beginning one year after the Company receives certain regulatory approval for the products to be developed, subject to limitations related to gross margin on product sales. The $5.0 million promissory note restricts the Company’s ability to incur indebtedness that is senior to the notes, subject to certain exceptions, including for the Company’s revenue interest assignment arrangement (See Note 14).

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

As permitted by the agreement with Alkermes, the Company has designated Patheon, Inc. (Patheon) as a qualified second manufacturing source of Ampyra. In connection with that designation, we entered into a manufacturing agreement with Patheon, and Alkermes assisted the Company in transferring manufacturing technology to Patheon. The Company and Alkermes have agreed that a purchase of up to 25% of annual requirements from Patheon is allowed if compensatory payments are made to Alkermes. In addition, Patheon may supply the Company with Ampyra if Alkermes is unable or unwilling to meet the Company’s requirements.

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

The Company agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. The FDA approval of Ampyra triggered the final milestone of $750,000 which was paid during the three-months ended March 31, 2010.  As of December 31, 2010, all milestone obligations were met and the Company had made an aggregate of $850,000 in milestone payments under this agreement.  As of December 31, 2013, the Company made or accrued royalty payments totaling $19.7 million.

Biogen Idec

On June 30, 2009, the Company entered into an exclusive collaboration and license agreement with Biogen Idec International GmbH (Biogen Idec) to develop and commercialize Ampyra (known as Fampyra outside the U.S.) in markets outside the United States (the Collaboration Agreement). Under the Collaboration Agreement, Biogen Idec was granted the exclusive right to commercialize Ampyra and other products containing aminopyridines developed under that agreement in all countries outside of the United States, which grant includes a sublicense of the Company’s rights under an existing license agreement between the Company and Alkermes plc (Alkermes), formerly Elan Corporation, plc (Elan). Biogen Idec has responsibility for regulatory activities and future clinical development of Fampyra in ex-U.S. markets worldwide. The Company also entered into a related supply agreement with Biogen Idec (the Supply Agreement), pursuant to which the Company will supply Biogen Idec with its requirements for the licensed products through the Company’s existing supply agreement with Alkermes.

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $9.1 million in amortized license revenue, a portion of the $110.0 million received from Biogen Idec, and $634,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during each of the twelve-month periods ended December 31, 2013, 2012 and 2011.

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

Cost of milestone and license revenue includes $634,000 in cost of license revenue for the twelve-month periods ended December 31, 2013, 2012 and 2011, which represents the amortized portion of the $7.7 million paid to Alkermes in 2009.  For the twelve-month period ended December 31, 2011 it also includes $1.8 million in cost of milestone revenue, which represents the 7% Alkermes portion of the $25 million milestone paid during the three-month period ended September 30, 2011.

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the twelve-month periods ended December 31, 2013 and 2012, the Company recognized royalty revenue of $7.8 million and $7.2 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the twelve-month periods ended December 31, 2013 and 2012, the Company also recognized revenue and a corresponding cost of sales of $3.2 million and $3.1 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

Neuronex

In December 2012, the Company acquired Neuronex, Inc., a privately-held development stage pharmaceutical company (Neuronex) developing Plumiaz (our trade name for Diazepam Nasal Spray).  Plumiaz is a proprietary nasal spray formulation of diazepam that we are developing under Section 505(b)(2) of the Food, Drug and Cosmetic Act as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity also known as cluster seizures or acute repetitive seizures, or ARS.

Under the terms of the agreement, the Company made an upfront payment of $2.0 million in February 2012.  The Company also paid $1.5 million during the twelve month period ended December 31, 2012 pursuant to a commitment under the agreement to fund research to prepare for the Plumiaz pre-NDA meeting with the FDA.  In December 2012, the Company completed the acquisition by paying $6.8 million to former Neuronex shareholders less a $300,000 holdback provision.  After adjustment for Neuronex’s working capital upon closing of the acquisition, approximately $120,000 of the holdback amount was remaining as of December 31, 2013.  This balance was paid to the former equity holders of Neuronex pursuant to the merger agreement in February 2014.

The former equity holders of Neuronex are entitled to receive from Acorda up to an additional $18 million in contingent earnout payments upon the achievement of specified regulatory and manufacturing-related milestones with respect to Diazepam Nasal Spray products, and up to $105 million upon the achievement of specified sales milestones with respect to Diazepam Nasal Spray products.  The former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments, ranging from the upper single digits to lower double digits, on worldwide net sales of Diazepam Nasal Spray products.  These payments are payable on a country-by-country basis until the earlier to occur of ten years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the Agreement.

The patent and other intellectual property and other rights relating to Diazepam Nasal Spray products are licensed from SK Biopharmaceuticals Co., Ltd. (SK).  Pursuant to the SK license, which granted worldwide rights to Neuronex, except certain specified Asian countries, the Company’s subsidiary Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to the Diazepam Nasal Spray product (including a $1 million payment that was paid during the three-month period ending September 30, 2013 upon the FDA’s acceptance for review of the first NDA for Plumiaz), and up to $3 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.

The Company evaluated the transaction based upon the guidance of ASC 805, Business Combinations, and concluded that it will only acquire inputs and did not acquire any processes.  The Company needed to develop its own processes in order to produce an output. Therefore the Company accounted for the transaction as an asset acquisition and accordingly the $2.0 million upfront payment, $1.5 million in research funding and $6.8 million of closing consideration net of tangible net assets acquired of $3.7 million which were primarily the taxable amount of net operating loss carryforwards, were expensed as research and development expense during the twelve-month period ended December 31, 2012.

 (11) Employee Benefit Plan

Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. Effective January 1, 2007, the Company amended the plan to include an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. The Company’s expense related to the plan was $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(12) Commitments and Contingencies

Leases

The lease for the Company’s former corporate headquarters was scheduled to expire in December 2012.  In connection with the Company entering into a lease for a new headquarters facility in 2011, it exercised its right to accelerate the termination date to June 2012. In June 2011, the Company entered into a 15 year lease for an aggregate of approximately 138,000 square feet of laboratory and office space in Ardsley, New York.  The Company took possession of the new space in July 2012.  The Company has options to extend the term of the lease for three additional five-year periods, and it has an option to terminate the lease after 10 years subject to payment of an early termination fee.  Also, the Company has rights to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  Our extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that we not be in default under the lease.  The lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to our occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges.  The base rent was initially $3.4 million per year, and is subject to a 2.5% annual increase.

Future minimum commitments under all non-cancelable leases required subsequent to December 31, 2013 are as follows:
(In thousands)
2014	$3,529
2015	3,617
2016	3,707
2017	3,800
2018	3,895
Later years	18,299
$36,847

Rent expense under these operating leases during the years ended December 31, 2013, 2012 and 2011 was $3.4 million, $2.3 million, and $1.1 million, respectively.

License Agreements

Under the Company’s Ampyra license agreement with Alkermes, the Company is obligated to make milestone payments to Alkermes of up to $15.0 million over the life of the contract and royalty payments as a percentage of net product sales and the quantity of product shipped by Alkermes to Acorda. In addition, under the Company’s various other research, license and collaboration agreements with other parties, it is obligated to make milestone payments of up to an aggregate of approximately $196 million over the life of the contracts. The FDA approval of Ampyra triggered a milestone of $2.5 million to Alkermes that was paid during the quarter ended June 30, 2010. An additional milestone payment to Alkermes was paid during the quarter ended March 31, 2012 with an additional $2.5 million recorded as an intangible asset.  Further milestone amounts are payable in connection with additional indications.

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

The Company also has employment agreements with some of its other executive officers, including the Company’s Chief Scientific Officer, President, International and General Counsel, Chief Financial Officer, and Chief of Business Operations that govern the terms and conditions of their employment.  These agreements were amended during 2011 with the exception of the agreement with the Chief Financial Officer which was executed in 2014.  Under these agreements as amended, if the Company terminates the employment of any of the executive officers for reasons other than cause, or if any of the executive officers terminates his or her employment for good reason, the Company must (i) make severance payments equal to the base salary the executive would have received during the twelve month period immediately following the date of termination, plus (ii) a bonus equal to the executive officer’s target cash bonus for the year of termination, prorated based on the number of days in the calendar year elapsed as of the termination date.  If the termination occurs within 18 months after a change in control, then the severance payment is 24 months of base salary and is paid in a lump sum, and the bonus is an amount equal to two (2) times the executive officer’s target cash bonus for the year of termination.  The executive officers are also entitled to COBRA premium payments for the relevant severance period.

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

Other

In August 2012, the Company received a letter from PRF alleging that it breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  The Company believes that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, the Company estimates that the incremental cost in excess of amounts already accrued to PRF at December 31, 2013 would be no more than approximately $2.0 million.

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

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible the Company is not able to estimate any ranges of losses as of December 31, 2013. Litigation expenses are expensed as incurred.

(13) Intangible Assets

Ampyra

On January 22, 2010, the Company received marketing approval from the FDA for Ampyra triggering two milestone payments of $2.5 million to Alkermes and $750,000 to Rush-Presbyterian St. Luke’s Medical Center (Rush) and an additional $2.5 million payable to Alkermes two years from date of approval.  The Company made milestone payments totaling $3.25 million which were recorded as intangible assets in the consolidated financial statements during the three-month period ended March 31, 2010. An additional milestone payment to Alkermes was paid during the three-month period ended March 31, 2012 with an additional $2.5 million recorded as an intangible asset.

In April 2011 the Company announced the United States Patent and Trademark Office (USPTO) allowed U.S. Patent Application No. 11/010,828 entitled “Sustained Release Aminopyridine Composition.”  The claims of the patent application relate to methods to improve walking in patients with multiple sclerosis (MS) by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. The patent that issued from this application was accorded an initial patent term adjustment by the USPTO of 298 days, initially extending its term to early October 2025.  In August 2011 the USPTO issued the Company’s Patent Application No. 11/010,828 as U.S. Patent No.8,007,826 entitled “Sustained Release Aminopyridine Composition.”   The patent, which is listed in the FDA Orange Book, expires in May 2027. The estimated remaining useful life of this asset is presented in the table below.

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

NP-1998 IPR&D and Qutenza Developed Technology

In July 2013, we acquired rights in the U.S., Canada, Latin America and certain other countries to two neuropathic pain management assets from NeurogesX, Inc., including: Qutenza®, which is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain; and NP-1998, a Phase 3 ready, prescription strength capsaicin topical solution, being assessed for the treatment of neuropathic pain.  In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the NeurogesX transaction to the underlying assets acquired by the Company, based upon the estimated fair values of those assets at the date of acquisition and classified the fair value of the acquired IPR&D as an indefinite-lived asset classified under intangible assets until the successful completion or abandonment of the associated research and development efforts.  The value allocated to this indefinite lived asset was approximately $7.0 million.  The value allocated to the Qutenza developed technology was determined to be approximately $450,000 and was recorded as an intangible asset.  The estimating remaining useful life of the Qutenza developed technology is presented in the table below.

Websites

Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and websites focused on the MS community.  In June 2012 the Company received an untitled letter from the FDA stating that one of its Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of and minimized important safety information associated with Ampyra.  In compliance with the untitled FDA letter, the Company discontinued use of the video, and in light of the FDA letter we also evaluated and discontinued the use of some other promotional materials.  Much of the promotional material was available on one of the Company’s websites and, as a result of its compliance with the FDA, portions of its website were permanently impaired. A charge of approximately $664,000 was recorded for this impairment and was recorded in selling, general and administrative expenses for the twelve month period ended December 31, 2012.

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

The Company had sued Apotex Corp. and Apotex Inc. (collectively, Apotex) for patent infringement related to Apotex Inc.’s submission of an ANDA to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In September 2011, the U.S. District Court for the District of New Jersey ruled against the Company in that litigation. The Court held that the claims of U.S. Patent No. 6,455,557 covering use of multiparticulate tizanidine compositions are invalid as not enabled and not infringed by Apotex.  In June 2012, the

U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeals of the decision.  The Company determined that the intangible asset associated with Zanaflex Capsules was fully impaired based on estimated undiscounted cash flows and the associated fair value of this asset and therefore the Company recorded an asset impairment charge of approximately $13.0 million to write-off the remaining carrying value of this asset during the three-month period ended September 30, 2011 to cost of sales.

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. As of December 31, 2013, the Company does not believe that there are any facts or circumstances that would indicate a need for changing the estimated remaining useful life of the Company’s other intangible assets.

Intangible assets consisted of the following:

(In thousands)	December 31, 2013	December 31, 2012	Estimated remaining useful lives as of December 31, 2013
In-process research & development – NP-1998	$6,991	$—	Indefinite-lived
Ampyra milestones	5,750	5,750	13 years
Ampyra CSRO royalty buyout	3,000	3,000	6 years
Qutenza developed technology	450	—	3 years
Website development costs	8,435	5,841	3 years
Website development costs – in process	492	712	3 years
	25,118	15,303
Less accumulated amortization	7,659	5,984
	$17,459	$9,319

The Company recorded $2.4 million and $2.6 million in amortization expense related to these intangible assets in the years ended December 31, 2013 and 2012, respectively.  The expense recorded in 2012 includes a $664,000 charge for a website impairment charge relating to the removal of promotional materials from a website as requested by the FDA recorded during the three-month period ended December 31, 2012.

Estimated future amortization expense for intangible assets subsequent to December 31, 2013 for the next five years is as follows:
(In thousands)
2014	$2,575
2015	2,279
2016	1,649
2017	588
2018	588
$7,679

(14) Debt

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

In connection with the transaction, the Company recorded a liability, referred to as the revenue interest liability. The Company imputes interest expense associated with this liability using the effective interest rate method and records a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company recorded approximately $2.0 million, $1.7 million and $3.4 million in interest expense related to this agreement in 2013, 2012 and 2011, respectively. Through December 31, 2013, $48.6 million in payments have been made to PRF as a result of Zanaflex sales levels and milestones reached.

The agreement also contains put and call options whereby the Company may repurchase the revenue interest at its option or can be required by PRF to repurchase the revenue interest, contingent upon certain events. If the Company experiences a change of control, undergoes certain bankruptcy events, transfers any of their interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfers all or substantially all of its assets, or breaches certain of the covenants, representations or warranties made under the agreement, PRF has the right, which the Company refers to as PRF’s put option, to require the Company to repurchase the rights sold to PRF at the “put/call price” in effect on the date such right is exercised. If the Company experiences a change of control it has the right, which the Company refers to as the Company’s call option, to repurchase the rights sold to PRF at the “put/call price” in effect on the date such right is exercised. If the Company’s call option becomes exercisable as a result of this trigger, the Company will have a period of 180 days during which to exercise the option. The Company does not currently intend to exercise its call option if it becomes exercisable as a result of such a transaction but may reevaluate whether it would exercise the option during the 180-day period. The put/call price on a given date is the greater of (i) 150% of all payments made by PRF as of such date, less all payments received by PRF as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF as of such date, taking into account the amount and timing of all payments received by PRF as of such date. The Company has determined that PRF’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded a net liability of $147,000 as of December 31, 2013 related to the put/call option to reflect its current estimated fair value. This liability is revalued as needed to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. For the year ended December 31, 2013, a gain of $182,000 was recorded as a result of the change in the fair value of the net put/call liability balance from December 31, 2012.

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

Recurring

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. During the three-month period ended June 30, 2012 the Company reclassified its US Treasury bonds in short-term and long-term investments from Level 1 to Level 2 assets.

(In thousands)	Level 1	Level 2	Level 3
2013
Assets Carried at Fair Value:
Cash equivalents	$28,308	$—	$—
Short-term investments	—	225,891	—
Long-term investments	—	93,299	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	147
Contingent purchase price	—	—	236
2012
Assets Carried at Fair Value:
Cash equivalents	$27,932	$—	$—
Short-term investments	—	191,949	—
Long-term investments	—	99,363	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	329
Contingent purchase price	—	—	—

The following tables present additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Put/call liability
(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012
Put/call liability:
Balance, beginning of period	$329	$1,030
Total (gains) losses included in selling, general and administrative expenses:	(182)	(701)
Balance, end of period	$147	$329

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

Contingent purchase price
(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012
Contingent purchase price:
Balance, beginning of period	$—	$—
Fair value of contingent purchase price as of July 8, 2013	205	—
Total (gains) losses included in selling, general and administrative expenses:	31	—
Balance, end of period	$236	$—

The Company measures the fair value of the contingent purchase price using a Monte Carlo simulation. Using this approach, the present value of each of the milestone payments is calculated using the probability of milestone achievement under various different scenarios. Some of the more significant assumptions used in the valuation include (i) the probability of FDA approval for NP-1998 and (ii) the variability in net sales for NP-1998 if FDA approval is achieved. The milestone achievement probabilities range from 0% to 10%, and the milestone payment outcomes range from $0 to $5.0 million. The valuation will be performed periodically when the significant assumptions change.  Fair value adjustments will be included in selling, general and administrative expenses. There is no assurance that any of the conditions for the milestone payments will be met. Refer to Note 3 for more information on the milestones associated with the contingent consideration liability.

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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

Our non-financial assets, such as intangible assets and property, plant and equipment are only recorded at fair value if an impairment charge is recognized. The table below presents non-financial assets that were measured and recorded at fair value on a nonrecurring basis and the total impairment losses recorded during 2012.  There were no impairment losses recorded during 2013.

(in thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses
	December 31,				December 31,
	2012	Level 1	Level 2	Level 3	2012
Websites	$2,292	$2,292	$—	$—	$664

Total impairment losses					$664

Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and websites focused on the MS community. In June 2012 the Company received an untitled letter from the FDA stating that one of its Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of and minimized important safety information associated with Ampyra.  In compliance with the untitled FDA letter, the Company discontinued use of the video, and in light of the FDA letter we also evaluated and discontinued the use of some other promotional materials.  Much of the promotional material was available on one of the Company’s websites and, as a result of the Company’s compliance with the FDA request, portions of the Company’s website were permanently impaired. A charge of approximately $664,000 was recorded for this impairment.

(16) Quarterly Consolidated Financial Data (unaudited)
(In thousands, except per share amounts)	2013
	March 31	June 30	September 30	December 31
Total net revenues	$71,865	$87,053	$84,919	$92,593
Gross profit	58,223	69,960	67,548	74,057
Net income (loss)—basic and diluted	(1,139)	3,910	7,477	6,193
Net income (loss) per share—basic	$(0.03)	$0.10	$0.19	$0.15
Net income (loss) per share—diluted	(0.03)	0.09	0.18	0.15

	2012
	March 31	June 30	September 30	December 31
Total net revenues	$71,248	$75,656	$77,437	$81,473
Gross profit	58,625	61,922	62,517	65,109
Net income —basic and diluted	7,846	4,545	9,594	132,973
Net income per share—basic	$0.20	$0.12	$0.24	$3.36
Net income per share—diluted	0.19	0.11	0.24	3.27

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

10.28**
Employment offer letter, dated September 20, 3013, by and between the Registrant and Michael Rogers.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013.

10.29**	Employment Agreement dated as of October 7, 2013, between the Registrant and Michael Rogers.
10.30**	Restricted Stock Agreement dated as of October 7, 2013, between the Registrant and Michael Rogers.
10.31**
Letter agreement dated September 4, 2012, by and between the Registrant and Enrique Carrazana.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.32
Lease, dated as of June 23, 2011, by and between the Registrant and BMR-Ardsley Park LLC.  Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.33
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

10.35
Revenue Interests Assignment Agreement, dated as of December 23, 2005, between the Registrant and King George Holdings Luxembourg IIA S.à.r.l., an affiliate of Paul Royalty Fund II, L.P. Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.

Exhibit No.	Description
10.36
First Amendment to Revenue Interests Assignment Agreement and to Guaranty, dated November 28, 2006 by and among the Registrant, King George Holdings Luxembourg IIA S.à.r.1. and Paul Royalty Fund II, L.P. Incorporated herein by reference to Exhibit 10.45 to Registrant’s Current Report on Form 8-K filed on November 29, 2006.

10.37
License Agreement, dated September 8, 2000, by and between the Registrant and Mayo Foundation for Medical Education and Research. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.38*
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

10.40*
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

10.42
Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 20, 2011.

10.43*
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

10.45*
Payment Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian-St. Luke’s Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.46*
Amendment No. 1 to the Payment Agreement, dated as of October 27, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.47
Securities Amendment Agreement, dated September 26, 2003, by and among the Registrant, Elan Corporation plc and Elan International Services, Ltd. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.48
Amendment No. 1 Agreement and Sublicense Consent Between Elan Corporation, plc and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.49
Amendment No. 2 to Amended and Restated License Agreement and Supply Agreement between the Registrant and Alkermes Pharma Ireland Limited dated March 29, 2012.  Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2013.

Exhibit No.	Description
10.50
Amendment No. 3 to the Amended and Restated License Agreement and Supply Agreement between the Registrant and Alkermes Pharma Ireland Limited dated February 14, 2013.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2013.

10.51*
Development and Supplemental Agreement between Elan Pharma International Limited and the Registrant dated January 14, 2011.  Incorporated herein by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011.

10.52*
Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.54 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.53*
Supply Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.54*
Addendum Number 3 to Collaboration and License Agreement and to Supply Agreement between the Registrant and Biogen Idec International GmbH dated February 14, 2013.  Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2013.

10.55*
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

10.57*
Asset Purchase Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.58*
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

10.61
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

10.63
Bill of Sale and Assignment and Assumption Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

Exhibit No.	Description
10.64
License Agreement, dated as of December 19, 2003, by and among the Registrant, Cambridge University Technical Services Limited, and King’s College London. Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 20, 2011.

10.65*
Amendment #1 to License Agreement among the Registrant, Cambridge Enterprise Limited (formerly Cambridge University Technical Services Limited), and Kings College London dated as of March 4, 2011.  Incorporated herein by reference to Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011.

10.66*
License Agreement, dated as of June 27, 2011, by and between the Registrant and Medtronic, Inc. and Warsaw Orthopedic, Inc.  Incorporated herein by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.67*
License Agreement dated as of July 6, 2010, between SK Biopharmaceuticals Co., Ltd. (formerly SK Holdings Co., Ltd.) and Neuronex, Inc.  Incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March, 2014.
Acorda Therapeutics, Inc.

By:	/s/ Ron Cohen Ron Cohen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Ron Cohen, M.D. Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014

/s/ Michael Rogers, M.B.A. Michael Rogers, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2014

/s/ Barry Greene Barry Greene	Director	March 3, 2014

/s/ Peder K. Jensen, M.D. Peder K. Jensen, M.D.	Director	March 3, 2014

/s/ John P. Kelley John P. Kelley	Director	March 3, 2014

/s/ Sandra Panem, Ph.D. Sandra Panem, Ph.D.	Director	March 3, 2014

/s/ Lorin J. Randall Lorin J. Randall	Director	March 3, 2014

/s/ Steven M. Rauscher, M.B.A. Steven M. Rauscher, M.B.A.	Director	March 3, 2014

/s/ Ian Smith Ian Smith	Director	March 3, 2014

EXHIBIT INDEX

Number	Description

10.29**	Employment Agreement dated as of October 7, 2013, between the Registrant and Michael Rogers.
10.30**	Restricted Stock Agreement dated as of October 7, 2013, between the Registrant and Michael Rogers.
21	List of Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
**	Indicates management contract or compensatory plan or arrangement.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”