Form 10-Q
period 2014-03-31
ACORDA THERAPEUTICS INC
filed 2014-05-09
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.001 par value per share	41,645,930 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including Plumiaz (our trade name for Diazepam Nasal Spray) or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Plumiaz or other products under development; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition, including the impact of generic competition on Zanaflex Capsules revenues; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; failure to comply with regulatory requirements could result in adverse action by regulatory agencies; and the ability to obtain additional financing to support our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

We own several registered trademarks in the U.S. and in other countries.  These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Ampyra,” “Zanaflex,” “Zanaflex Capsules,” and “Qutenza.”  Also, our mark “Fampyra” is a registered mark in the European Community Trademark Office and we have registrations or pending applications for this mark in other jurisdictions.  Our trademark portfolio also includes several registered trademarks and pending trademark applications (e.g., “Plumiaz”) in the U.S. and worldwide for potential product names or for disease awareness activities.  Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I
Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,355	$48,037
Restricted cash	259	277
Short-term investments	226,065	225,891
Trade accounts receivable, net of allowances of $666 and $698, as of March 31, 2014 and December 31, 2013, respectively	29,265	30,784
Prepaid expenses	8,101	8,398
Finished goods inventory held by the Company	30,545	25,535
Finished goods inventory held by others	609	637
Deferred tax asset	16,493	19,314
Other current assets	7,727	8,460
Total current assets	363,419	367,333
Long-term investments	101,732	93,299
Property and equipment, net of accumulated depreciation	16,440	16,525
Deferred tax asset	107,985	107,985
Intangible assets, net of accumulated amortization	17,959	17,459
Non-current portion of deferred cost of license revenue	4,015	4,174
Other assets	337	352
Total assets	$611,887	$607,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,506	$15,922
Accrued expenses and other current liabilities	31,331	37,569
Deferred product revenue—Zanaflex	31,217	32,090
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	450	861
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	94,705	96,643
Non-current portion of deferred license revenue	57,363	59,628
Put/call liability	167	147
Non-current portion of revenue interest liability	344	493
Non-current portion of convertible notes payable	2,111	3,228
Other non-current liabilities	6,677	6,635
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding 41,040,508 and 40,896,355 shares, including those held in treasury, as of March 31, 2014 and December 31, 2013, respectively	41	41
Treasury stock at cost (12,420 shares at March 31, 2014 and December 31, 2013)	(329)	(329)
Additional paid-in capital	688,105	678,686
Accumulated deficit	(237,379)	(238,082)
Accumulated other comprehensive income	82	37
Total stockholders’ equity	450,520	440,353
Total liabilities and stockholders’ equity	$611,887	$607,127

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended March 31, 2014	Three-month period ended March 31, 2013
Revenues:
Net product revenues	$74,463	$64,084
Royalty revenues	3,791	5,516
License revenue	2,264	2,265
Total net revenues	80,518	71,865

Costs and expenses:
Cost of sales	15,529	13,484
Cost of license revenue	159	159
Research and development	14,522	12,520
Selling, general and administrative	46,892	48,198
Total operating expenses	77,102	74,361
Operating income (loss)	3,416	(2,496)
Other income (expense), net:
Interest and amortization of debt discount expense	(92)	(591)
Interest income	172	173
Total other income (expense), net	80	(418)
Income (loss) before taxes	3,496	(2,914)
(Provision for) benefit from income taxes	(2,793)	1,775
Net income (loss)	$703	$(1,139)

Net income (loss) per share—basic	$0.02	$(0.03)
Net income (loss) per share—diluted	$0.02	$(0.03)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	40,934	39,832
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	42,235	39,832

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended March 31, 2014	Three-month period ended March 31, 2013

Net income (loss)	$703	$(1,139)
Other comprehensive income:
Unrealized gains on available for sale securities, net of tax	45	21
Other comprehensive income, net of tax	45	21
Comprehensive income (loss)	$748	$(1,118)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three-month period ended March 31, 2014	Three-month period ended March 31, 2013
Cash flows from operating activities:
Net income (loss)	$703	$(1,139)
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	5,757	4,933
Amortization of net premiums and discounts on investments	735	586
Amortization of revenue interest issuance cost	8	16
Depreciation and amortization expense	1,759	1,400
Loss (gain) on put/call liability	20	(82)
Deferred tax provision (benefit)	2,821	(1,772)
Changes in assets and liabilities:
Decrease in accounts receivable	1,518	3,039
Decrease (increase) in prepaid expenses and other current assets	1,031	(2,183)
Increase in inventory held by the Company	(5,010)	(7,674)
Decrease in inventory held by others	28	45
Decrease in non-current portion of deferred cost of license revenue	159	159
Decrease in other assets	8	8
Decrease in accounts payable, accrued expenses, other current liabilities	(1,774)	(3,510)
(Decrease) increase in revenue interest liability interest payable	(348)	92
Decrease in non-current portion of deferred license revenue	(2,264)	(2,264)
Increase in other non-current liabilities	9	—
(Decrease) increase in deferred product revenue—Zanaflex	(873)	345
Decrease in restricted cash	18	346
Net cash provided by (used in) operating activities	4,305	(7,655)
Cash flows from investing activities:
Purchases of property and equipment	(942)	(1,060)
Purchases of intangible assets	(1,198)	(641)
Purchases of investments	(93,797)	(27,471)
Proceeds from maturities of investments	84,500	28,000
Net cash used in investing activities	(11,437)	(1,172)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	3,662	1,903
Repayments of revenue interest liability	(212)	(265)
Net cash provided by financing activities	3,450	1,638
Net increase (decrease) in cash and cash equivalents	(3,682)	(7,189)
Cash and cash equivalents at beginning of period	48,037	41,876
Cash and cash equivalents at end of period	$44,355	$34,687
Supplemental disclosure:
Cash paid for interest	415	466
Cash paid for taxes	460	731

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) Organization and Business Activities

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies to improve the lives of people with multiple sclerosis (MS), spinal cord injury (SCI) and other neurological disorders.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the SEC).

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

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, Kaiser Permanente and the specialty distributor to the VA, an adjustment is recorded for estimated discounts, rebates, and chargebacks. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for discounts, rebates, returns and chargebacks are established based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.  The Company does not accept returns of Ampyra with the exception of product damages that occur during shipping.

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

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s statement of operations. Adjustments are recordedfor estimated chargebacks, rebates, and discounts. These allowances are established by management as its best estimate based on available information and are adjusted to reflect known changes in the factors that impact such allowances. Allowances for chargebacks, rebates and discounts are established based on the contractual terms with customers, analysis of historical levels of discounts, chargebacks and rebates, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for each product and anticipated introduction of competitive products. In addition, the Company records a charge to cost of goods sold for the cost basis of the estimated product returns the Company believes may ultimately be realized at the time of product shipment to wholesalers. The Company has recognized this charge at the date of shipment since it is probable that it will receive a level of returned products; upon the return of such product it will be unable to resell the product considering its expiration dating; and it can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company’s estimated returns. Product shipping and handling costs are included in cost of sales.

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

Concentration of Credit Risk

The Company’s principal direct customers as of March 31, 2014 were a network of specialty pharmacies, Kaiser Permanente, and the specialty distributor to the VA for Ampyra, wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets, and two specialty distributors for Qutenza. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s product revenue in 2014 and 2013. Four and three customers individually accounted for more than 10% of the Company’s accounts receivable as of March 31, 2014 and December 31, 2013, respectively. The Company’s net product revenues are generated in the United States.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 is effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2013 for public entities. The adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial statements.

(3) Acquisition

The Company did not enter into any new acquisitions in the three-month periods ended March 31, 2014 and 2013. The Company finalized its accounting for the acquisition of NeurogesX, Inc, which occurred during the three-month period ended September 30, 2013 with no purchase price adjustments.

(4) Share-based Compensation

During the three-month periods ended March 31, 2014 and 2013, the Company recognized share-based compensation expense of $5.8 million and $4.9 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2014 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2014 and 2013 were approximately $18.81 and $15.41, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month
	period ended March 31,
(In millions)	2014	2013

Research and development	$1.1	$1.2
Selling, general and administrative	4.7	3.7
Total	$5.8	$4.9

A summary of share-based compensation activity for the three-month period ended March 31, 2014 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2014	6,486	$25.61
Granted	1,329	38.52
Cancelled	(41)	31.28
Exercised	(144)	25.40
Balance at March 31, 2014	7,630	$27.83	7.2	$78,640
Vested and expected to vest at March 31, 2014	7,522	$27.73	7.1	$78,247
Vested and exercisable at March 31, 2014	4,081	$23.66	5.5	$58,164

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2014	421
Granted	212
Vested	—
Forfeited	(6)
Nonvested at March 31, 2014	627

Unrecognized compensation cost for unvested stock options and restricted stock awards as of March 31, 2014 totaled $75.9 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

(5) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2014 and 2013:

(In thousands, except per share data)	Three-month period ended March 31, 2014	Three-month period ended March 31, 2013
Basic and diluted
Net income (loss)	$703	$(1,139)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	40,934	39,832
Plus: net effect of dilutive stock options and restricted common shares	1,301	—
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	42,235	39,832
Net income (loss) per share—basic	$0.02	$(0.03)
Net income (loss) per share—diluted	$0.02	$(0.03)

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended March 31, 2014	Three-month period ended March 31, 2013
Denominator
Stock options and restricted common shares	2,764	2,812
Convertible note	29	39

(6) Income Taxes

For the three-month periods ended March 31, 2014 and 2013, the Company recorded a $2.8 million provision for and $1.8 million benefit from income taxes, respectively, based upon its estimated tax liability for the year. The provision for/benefit from income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended March 31, 2014 and 2013 were 80% and (61)%, respectively.  As a result of the Federal research and development tax credit not being extended during the first quarter of 2014, the Company was not able to receive a benefit in the effective tax rate for this in 2014.

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

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and the Company’s Level 2 assets consist of high-quality government bonds and are valued using market prices on the active markets.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and Level 2 assets are valued using quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 3 liabilities represent our put/call liability related to the Paul Royalty Fund (PRF) transaction and contingent consideration related to the NeurogesX acquisition. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2014.

(In thousands)	Level 1	Level 2	Level 3
March 31, 2014
Assets Carried at Fair Value:
Cash equivalents	$30,712	$—	$—
Short-term investments	—	226,065	—
Long-term investments	—	101,732	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	167
Contingent purchase price	—	—	245
December 31, 2013
Assets Carried at Fair Value:
Cash equivalents	$28,308	$—	$—
Short-term investments	—	225,891	—
Long-term investments	—	93,299	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	147
Contingent purchase price	—	—	236

The following tables present additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Put/call liability

(In thousands)	Three-month period ended March 31, 2014	Three-month period ended March 31, 2013
Put/call liability:
Balance, beginning of period	$147	$329
Total realized and unrealized losses (gains) included in selling, general and administrative expenses:	20	(82)
Balance, end of period	$167	$247

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

Contingent purchase price

(In thousands)	Three-month period ended March 31, 2014	Three-month period ended March 31, 2013
Contingent purchase price:
Balance, beginning of period	$236	$—
Total losses included in selling, general and administrative expenses:	9	—
Balance, end of period	$245	$—

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

(8) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2014
US Treasury bonds	$327,658	$141	$(2)	$327,797
December 31, 2013
US Treasury bonds	319,123	69	(2)	319,190

The contractual maturities of short-term available-for-sale debt securities at March 31, 2014 and December 31, 2013 are greater than 3 months but less than 1 year. The contractual and intended maturities of long-term available-for-sale debt securities at March 31, 2014 and December 31, 2013 are greater than 1 year and up to 16 months. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of March 31, 2014.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $30.7 million and $28.3 million as of March 31, 2014 and December 31, 2013, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive (loss) income.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the three months ended March 31, 2014, were as follows (in thousands):

(In thousands)	Net Unrealized Gains on Marketable Securities
Balance at December 31, 2013	$37
Other comprehensive income before reclassifications:	45
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	45
Balance at March 31, 2014	$82

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

The Company considered the following deliverables with respect to the revenue recognition of the $110.0 million upfront payment:  (1) the license to use the Company’s technology, (2) the Collaboration Agreement to develop and commercialize licensed product in all countries outside the U.S., and (3) the Supply Agreement. Due to the inherent uncertainty in obtaining regulatory approval, the applicability of the Supply Agreement is outside the control of the Company and Biogen Idec. Accordingly, the Company has determined the Supply Agreement is a contingent deliverable at the onset of the agreement.  As a result, the Company has determined the Supply Agreement does not meet the definition of a deliverable that needs to be accounted for at the inception of the arrangement. The Company has also determined that there is no significant and incremental discount related to the supply agreement since Biogen Idec will pay the same amount for inventory that the Company would pay and the Company effectively acts as a middle man in the arrangement for which it adds no significant value due to various factors such as the Company does not have any manufacturing capabilities or other know how with respect to the manufacturing process.

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $2.3 million in license revenue, a portion of the $110.0 million received from Biogen Idec, and $159,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during the three-month periods ended March 31, 2014 and 2013.

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

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the three-month periods ended March 31, 2014 and 2013, the Company recognized royalty revenue of $1.4 million and $2.6 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the three-month periods ended March 31, 2014 and 2013, the Company also recognized revenue and a corresponding cost of sales of $830,000 and $493,000, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

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

The patent and other intellectual property and other rights relating to Diazepam Nasal Spray products are licensed from SK Biopharmaceuticals Co., Ltd. (SK).  Pursuant to the SK license, which granted worldwide rights to Neuronex, except certain specified Asian countries, the Company’s subsidiary Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to the Diazepam Nasal Spray product (including a $1 million payment that was triggered during the three-month period ending September 30, 2013 upon the FDA’s acceptance for review of the first NDA for Plumiaz and paid during the three-month period ending December 31, 2013), and up to $3 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.

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

(10) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2013. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible, the Company is not able to estimate any ranges of losses as of March 31, 2014. Litigation expenses are expensed as incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

We are a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve the lives of people with multiple sclerosis, or MS, spinal cord injury, or SCI, and other neurological disorders.  We market three FDA-approved therapies, including:  Ampyra (dalfampridine) Extended Release Tablets, 10 mg, a treatment to improve walking in patients with MS; Zanaflex Capsules (tizanidine hydrochloride) and Zanaflex tablets, a short-acting drug for the management of spasticity; and Qutenza (capsaicin) 8% Patch, for the management of neuropathic pain associated with postherpetic neuralgia.  We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing six clinical stage therapies and one preclinical stage therapy that address a range of disorders, including post-stroke deficits, epilepsy, stroke, peripheral nerve damage, spinal cord injury, neuropathic pain, and heart failure.

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $72.5 million for the three months ended March 31, 2014 and $62.3 million for the three months ended March 31, 2013.

Since the March 2010 launch of Ampyra, more than 90,000 people with MS in the U.S. have tried Ampyra.  As of December 2013, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates include patients who started Ampyra through our First Step program, which provides eligible patients with a free 60 day trial of Ampyra, but excludes the free prescriptions provided under that program.

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

Ampyra is distributed in the United States exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons and the U.S. Department of Veterans Affairs, or VA.  All of these customers are contractually obligated to hold no more than an agreed number of days of inventory, ranging between 10 to 30 days.

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

Ampyra Patent Update

We have five issued patents listed in the Orange Book for Ampyra, one of which issued in 2014, as follows:

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

•
The third is U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2026.

•
The fourth is U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2025.

•
The fifth, which issued in March of 2014, is U.S. Patent No. 8,663,685 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  Absent patent term adjustment, the patent is set to expire in 2024.

In 2011, the European Patent Office, or EPO, granted EP 1732548, the counterpart European patent to U.S. Patent No. 8,354,437 with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine, to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent.  We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice daily dosing at 10 mg.  Both Synthon B.V. and neuraxpharm Arzneimittel GmBH have appealed the decision.  In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC ehf filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent.  Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines.

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $0.9 million for the three months ended March 31, 2014 and $1.3 million for the three months ended March 31, 2013.  In 2012, Apotex commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue from the sale of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.

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

Qutenza is a dermal patch containing 8% prescription strength capsaicin that can last up to three months and is approved for the management of neuropathic pain associated with post-herpetic neuralgia. The drug was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  Net product revenue of Qutenza was $209,000 for the three months ended March 31, 2014. In January 2014, we re-launched Qutenza using our existing commercial organization, including our specialty neurology sales force.

NP-1998 is a topical solution containing 20% prescription strength capsaicin.  We believe this liquid formulation of the capsaicin-based therapy has key advantages over the patch, and we are currently designing a plan to expedite development of this product as both a stand-alone therapy and as an adjunct to existing systemic therapies for neuropathic pain.  NP-1998 has the potential to treat multiple neuropathies.  We are planning to pursue HIV-related neuropathy as the first indication for NP-1998, and we are also exploring the potential for additional indications, including painful diabetic neuropathy.  In 2014, we are expecting to receive data from a clinical trial being conducted by Astellas to assess the use of its capsaicin (8%) cutaneous patch QUTENZA™ in the treatment of pain associated with painful diabetic neuropathy, or PDN.  While the patch and NP-1998 are different products, they contain the same active ingredient, capsaicin, so the results of this Astellas trial may help inform our evaluation of a potential development plan for NP-1998 to treat painful diabetic neuropathy.  Also, in February 2014, Astellas presented data from its ELEVATE study at the 14th Asian Australasian Congress of Anesthesiologists, which compared its capsaicin (8%) cutaneous patch QUTENZA™ to an oral therapy widely used to treat various neuropathic pain conditions.  This open label study compared efficacy, tolerability, and safety, and the data may be useful in connection with our development plans for NP-1998.

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

Plumiaz (diazepam) Nasal Spray

In December 2012, we completed the acquisition of Neuronex, Inc., a privately-held pharmaceutical company developing Plumiaz (our trade name for Diazepam Nasal Spray).  Plumiaz is a proprietary nasal spray formulation of diazepam as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity, also known as cluster seizures or acute repetitive seizures.

In November 2013, we announced that we submitted a New Drug Application, or NDA, filing for Plumiaz to the FDA.  Plumiaz was filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from a therapy previously approved by the FDA (DIASTAT® Rectal Gel) and providing pharmacokinetic data comparing the reference product to Plumiaz. The Company is seeking an indication for Plumiaz in people with epilepsy who experience cluster seizures.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are evaluating the CRL, and expect to work closely with the FDA to address the items outlined in the letter, which will include additional clinical work, and refile the NDA.  We are still planning on pursuing the 505(b)(2) pathway as described above.  Once we have refiled the NDA, we expect that the FDA will respond to our submission within six months.  Based on the requirements noted in the letter, we do not expect Plumiaz to receive FDA approval in 2014.

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

Ampyra/Dalfampridine Development Programs

We believe there may be potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, we have conducted a Phase 2 proof-of-concept trial of dalfampridine extended release tablets in post-stroke deficits.  This study, which was initiated in 2012, explored the use of dalfampridine in patients who have experienced a stroke at least six (6) months prior to enrollment and who have stabilized with chronic neurologic deficits, which may include impaired walking, motor and sensory function and manual dexterity.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial targeted motor impairments that remain after such recovery.  In the study, treatment with dalfampridine extended release was well-tolerated and improved walking, as measured by the Timed 25-Foot Walk test (T25FW).  The safety findings in this study were consistent with previous clinical trials and post-marketing experience of dalfampridine-ER (extended release) in MS.  Findings from the trial were presented at the American Neurological Association annual meeting in October 2013, and post-hoc analyses were included in a platform presentation in February 2014 at the 2014 International Stroke Conference.

We developed a once-daily, or QD, formulation of dalfampridine pursuant to a development agreement with an external partner.  We are planning to move forward with a Phase 3 clinical trial that will assess the use of this QD formulation of dalfampridine as a treatment for post-stroke walking deficits.  We met with the FDA in December 2013 and we are integrating FDA design recommendations into the study protocol.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.  We previously projected that we planned to begin the Phase 3 trial in the second quarter of 2014.  However, in April 2014 we announced that initiation of the trial would begin in the second half of 2014 because the developer of the QD formulation informed us of an alcohol dose dumping finding in vitro and we will need to perform a short clinical study to determine whether this also exists in vivo.  This clinical study will be conducted in healthy volunteers and is expected to be completed in the third quarter of 2014.

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

Glial Growth Factor 2

We have completed our GGF2 Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In March 2013, we presented three-month data from this clinical trial in a platform presentation at the American College of Cardiology (ACC) annual meeting. These data showed a dose-related improvement in ejection fraction in addition to safety findings.  Dose-limiting toxicities were also identified in the highest planned dose cohort including acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  In October 2013, we announced that the first patient was enrolled in the second clinical trial of GGF2.  This Phase 1b single-infusion trial in people with heart failure will assess tolerability of three dose levels of GGF2, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional preclinical data with the FDA.  In April 2014, we announced that we had completed this review and agreed with the FDA that the trial will resume recruitment.  We expect to complete this trial in 2015.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

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

In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory efficacy measures.  We expect to complete this trial in the first quarter of 2015. We have completed the dose escalation portion of this trial, with no serious or limiting adverse events reported.  The second portion of this trial will explore safety, tolerability and efficacy endpoints for six months in additional patients at the two highest doses achieved in the dose escalation portion of the trial.  Enrollment in the second portion of this trial is almost complete.  We expect to complete our initial analysis of the trial data in early 2015.

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

•
Research and development (R&D) expenses in 2014 are expected to range from $60 million to $70 million, excluding share-based compensation charges and expenditures related to the potential acquisition of new products or other business development activities.  R&D expenses in 2014 related to dalfampridine include a Phase 3 study in post-stroke deficits and sponsorship of investigator-initiated studies.  Additional expenses include continued development of Diazepam Nasal Spray and NP-1998, clinical trials for GGF2, rHIgM22 and AC105, as well ongoing preclinical studies.

•
Selling, general and administrative expenses (SG&A) in 2014 are expected to range from $180 million to $190 million, excluding share-based compensation charges and expenditures related to the potential acquisition of new products or other business development activities.  SG&A expense in 2014 includes commercialization expenses for Plumiaz.

We are evaluating the impact of recent events on both R&D and SG&A expenses for 2014, and will provide an update on our next earnings call if there are any changes to guidance.

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

Development Pipeline Goals

Our planned goals and key initiatives with respect to our pipeline during and beyond 2014 are as follows:

•
In November 2013, we announced that we submitted an NDA filing for Plumiaz to the FDA.    In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are evaluating the CRL, and expect to work closely with the FDA to address the items outlined in the letter, which will include additional clinical work, and refile the NDA.  Once we have refiled the NDA, we expect that the FDA will respond to our submission within six months.  Based on the requirements noted in the letter, we do not expect Plumiaz to receive FDA approval in 2014.

•
Continue planning for a Phase 3 clinical trial that will assess the use of a once-daily, or QD, formulation of dalfampridine as a treatment for post-stroke walking deficits.  We met with the FDA in December 2013 and we are integrating FDA design recommendations into the study protocol.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.  We previously projected that we planned to begin the Phase 3 trial in the second quarter of 2014.  However, in April 2014 we announced that initiation of the trial would begin in the second half of 2014 because the developer of the QD formulation informed us of an alcohol dose dumping finding in vitro and we will need to perform a short clinical study to determine whether this also exists in vivo.  This clinical study will be conducted in healthy volunteers and is expected to be completed in the third quarter of 2014.

•
Continue to progress our Phase 1 clinical trial of rHIgM22, which we initiated in April 2013. We expect to complete this trial in the first quarter of 2015.  We have completed the dose escalation portion of this trial, with no serious or limiting adverse events reported.  The second portion of this trial will explore safety, tolerability and efficacy endpoints for six months in additional patients at the two highest doses achieved in the dose escalation portion of the trial.  Enrollment in the second portion of this trial is almost complete.  We expect to complete our initial analysis of the trial data in early 2015.

•
Continue to progress our second clinical trial of GGF2, a Phase 1b single-infusion trial in people with heart failure that will assess tolerability of three dose levels of GGF2, and which also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  In October 2013, we announced that the first patient was enrolled in this clinical trial.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional preclinical data with the FDA. In April 2014, we announced that we had completed this review and agreed with the FDA that the trial will resume recruitment.  We expect to complete this trial in 2015.

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

Results of Operations

Three-Month Period Ended March 31, 2014 Compared to March 31, 2013

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $72.5 million as compared to $62.3 million for the three-month periods ended March 31, 2014 and 2013, respectively, an increase of $10.2 million, or 16.3%.  The net revenue increase was comprised of price increases net of discount and allowance adjustments of $5.3 million and net volume increases of $4.9 million.  Net revenue from sales of Ampyra increased for the three-month period ended March 31, 2014 compared to the same period of 2013 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs. Effective January 2, 2014, we increased our sale price to our customers by 10.75%.

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

The net revenue for the three-month period ended March 31, 2014, decreased from net revenue of $84.6 million for the three-month period ended December 31, 2013.  We believe that the decrease in net revenue between the fourth quarter of 2013 and the first quarter of 2014 reflects certain recurring seasonal factors relating to the commencement of a new calendar year.  These factors include people switching insurance plans or pharmacy benefit providers at year-end.  Consequently, many patients have to re-establish eligibility during the first few months of the calendar year.  Also, when deductibles and the Medicare donut hole reset at the beginning of the calendar year, it can affect timely refills for consumers with financial constraints. In addition, as in previous years, there was some inventory build in the fourth quarter of 2013 that was destocked during the first quarter.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $900,000 for the three-month period ended March 31, 2014, as compared to $1.3 million for the three-month period ended March 31, 2013. Net product revenues also include $830,000 which represents the sale of our Zanaflex Capsules authorized generic product to Actavis for the three-month period ended March 31, 2014 as compared to $493,000 for the three-month period ended March 31, 2013.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.  The decrease in net revenues was also the result of a disproportionate increase in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Qutenza

We started selling Qutenza in July 2013 as a result of the NeurogesX transaction. We recognize product sales of Qutenza following shipment of product to our specialty distributors. We recognized net revenue from the sale of Qutenza to these customers of $209,000 for the three-month period ended March 31, 2014. For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended March 31, 2014 and 2013, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $2.4 million and $2.9 million in royalty revenue for the three-month periods ended March 31, 2014 and 2013, respectively, related to ex-U.S. sales of Fampyra by Biogen Idec. 2013 included a favorable adjustment of $1.0 million from the establishment of pricing in Germany.  In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. Biogen Idec launched Fampyra in Germany in August 2011. During the three-month period ended June 30, 2012, the government agency completed its comparative efficacy assessment of Fampyra indicating a range of pricing below Biogen Idec’s initial launch price, which was unregulated for the first 12 months after launch consistent with German law. The Company recognized royalty revenue during a portion of 2012 based on the lowest point of the initially indicated German pricing authority range. The Company began recognizing royalty revenue at the negotiated fixed price effective upon the signing of Biogen Idec’s pricing agreement in the first quarter of 2013.

We recognized  $1.4 million and $2.6 million in royalty revenue for the three-month periods ended March 31, 2014 and 2013, respectively, related to the authorized generic sale of Zanaflex Capsules which started in February 2012.

Cost of Sales

We recorded cost of sales of $15.5 million for the three-month period ended March 31, 2014 as compared to $13.5 million for the three-month period ended March 31, 2013. Cost of sales for the three-month period ended March 31, 2014 consisted primarily of $12.7 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended March 31, 2014 also consisted of $1.7 million in royalty fees based on net product shipments, $179,000 in amortization of intangible assets, and $88,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $830,000, which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended March 31, 2014.

Cost of sales for the three-month period ended March 31, 2013 consisted primarily of $11.1 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended March 31, 2013 also consisted of $1.7 million in royalty fees based on net product shipments, $147,000 in amortization of intangible assets, and $63,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $493,000, which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended March 31, 2013.

Cost of License Revenue

We recorded cost of license revenue of $159,000 for the three-month periods ended March 31, 2014 and 2013, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended March 31, 2014 were $14.5 million as compared to $12.5 million for the three-month period ended March 31, 2013, an increase of approximately $2.0 million, or 16%.  The increase was primarily due to an increase of $1.0 million for current year research and development expenses related to Plumiaz, an increase of $887,000 in expenses for the remyelinating antibodies program (rHIgM22), and an increase in overall research and development staff, compensation and related expenses of $540,000 to support the various research and development initiatives related to our product pipeline.  The increases in research and development expenses for the three-month period ended March 31, 2014 were partially offset by a decrease of $709,000 related to our life cycle management program for Ampyra due to timing.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2014 were $26.6 million compared to $29.5 million for the three-month period ended March 31, 2013, a decrease of approximately $2.9 million, or 10%.  The decrease was attributable to a decrease in overall marketing, selling, distribution, and market research expenses for Ampyra of $3.8 million. The decrease in sales and marketing expenses was partially offset by an increase of $1.0 million for pre-launch activities associated with the possible commercialization of Plumiaz.

General and administrative expenses for the three-month period ended March 31, 2014 were $20.3 million compared to $18.7 million for the three-month period ended March 31, 2013, an increase of approximately $1.6 million, or 9%. This increase was primarily the result of an increase of $1.8 million for staff and compensation expenses and other expenses related to supporting the growth of the organization and an increase of $1.0 million for work on FDA post-approval requirements for the Zanaflex franchise. The increases in general and administrative expenses for the three-month period ended March 31, 2014 were partially offset by a decrease of $980,000 in safety and surveillance expenses.

Other Income / Expense

Other income was $80,000 for the three-month period ended March 31, 2014 compared to other expense of $418,000 for the three-month period ended March 31, 2013, a decrease of approximately $498,000, or 119%. The decrease was due to a decrease in interest expense of $498,000 principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales.

Provision for Income Taxes

For the three-month periods ended March 31, 2014 and 2013, the Company recorded a $2.8 million provision for and $1.8 million benefit from income taxes, respectively, based upon its estimated tax liability for the year. The provision for/benefit from income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended March 31, 2014 and 2013 were 80% and (61)%, respectively.  As a result of the Federal research and development tax credit not being extended during the first quarter of 2014, the Company was not able to receive a benefit in the effective tax rate for this in 2014.

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

We were cash flow positive in 2013 and, at March 31, 2014, we had $372.2 million of cash, cash equivalents and short-term and long-term investments, compared to $367.2 million at December 31, 2013.  Any investments classified as long-term had maturity dates of no later than July 31, 2015. We believe that we have sufficient cash, cash equivalents, short-term and long-term investments on hand, in addition to cash expected to be generated from operations, to fund our 2014 business plan, including our currently anticipated development pipeline activities in 2014.

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

Financing Arrangements

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.  As of March 31, 2014, $3.3 million of these promissory notes was outstanding, which amount includes accrued interest. The fourth of seven annual payments on this note was due and paid on the four year anniversary of Ampyra approval on January 22, 2014 and will continue to be paid annually until paid in full.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of March 31, 2014, referred to as the revenue interest liability, of approximately $0.8 million. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of $167,000 as of March 31, 2014 related to the put/call option to reflect its current estimated fair value. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  We believe that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, we estimate that the incremental cost to the Company in excess of amounts already accrued to PRF at March 31, 2014 would be no more than approximately $1.7 million.

Investment Activities

At March 31, 2014, cash, cash equivalents, short-term and long-term investments were approximately $372.2 million, as compared to $367.2 million at December 31, 2013. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of March 31, 2014, our cash and cash equivalents were $44.4 million, as compared to $48.0 million as of December 31, 2013. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $226.1 million as of March 31, 2014, as compared to $225.9 million as of December 31, 2013. Our long-term investments consist of US Treasury bonds with original maturities greater than one year. The balance of these investments was $101.7 million as of March 31, 2014, as compared to $93.3 million as of December 31, 2013.

Net Cash Provided by / (Used in) Operations

Net cash provided by operations was $4.3 million for the three-month period ending March 31, 2014 while $7.7 million was used in the three-month period ended March 31, 2013. Cash provided by operations for the three-month period ended March 31, 2014 was primarily due to a non-cash share-based compensation expense of $5.8 million, a deferred tax provision of $2.8 million, depreciation and amortization of $1.8 million, and net income of $703,000 principally resulting from an increase in net product revenues. Cash provided by operations was partially offset by a net decrease in working capital items of $5.4 million attributable to an increase in inventory held by the company and a decrease in accounts payable resulting from payment timing.

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

Net Cash Used in Investing

Net cash used in investing activities for the three-month period ended March 31, 2014 was $11.4 million, primarily due to $93.8 million in purchases of investments, purchases of intangible assets of $1.2 million, and purchases of property and equipment of $942,000, partially offset by $84.5 million in proceeds from maturities and sales of investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2014 was $3.5 million, primarily due to $3.7 million in net proceeds from the issuance of common stock and exercise of stock options partially offset by $212,000 in repayments to PRF.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the three-month period ended March 31, 2014, commitments related to the purchase of inventory increased as compared to December 31, 2013. As of March 31, 2014, we have inventory-related purchase commitments totaling approximately $27.7 million.

Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. As of March 31, 2014, we have committed to make potential future milestone payments to third parties of up to approximately $206 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2014, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, our critical accounting policies have not changed materially from December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at March 31, 2014.

We have cash equivalents, short-term and long-term investments at March 31, 2014, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term and long-term investments approximate their fair value at March 31, 2014. Our investments designated as long-term as of March 31, 2014 had maturity dates no later than July 31, 2015.  At March 31, 2014, we held $372.2 million in cash, cash equivalents, short-term and long-term investments which had an average interest rate of approximately 0.2%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2014, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

Exhibit No.	Description
10.1*	License Agreement, dated November 12, 2002, by and between the Registrant and Paion AG (formerly CeNeS Pharmaceuticals, plc.)
10.2*	Asset Purchase Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: May 9, 2014		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael Rogers
Date: May 9, 2014		Michael Rogers Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*	License Agreement, dated November 12, 2002, by and between the Registrant and Paion AG (formerly CeNeS Pharmaceuticals, plc.)
10.2*	Asset Purchase Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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