Form 10-Q
period 2014-06-30
ACORDA THERAPEUTICS INC
filed 2014-08-07
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.001 par value per share	41,744,929 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including Plumiaz (our trade name for Diazepam Nasal Spray) or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Plumiaz or other products under development; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition, including the impact of generic competition on Zanaflex Capsules revenues; failure to protect our intellectual property, to defend against the intellectual property claims of others, or to obtain third party intellectual property licenses needed for the commercialization of our products; failure to comply with regulatory requirements could result in adverse action by regulatory agencies; and the ability to obtain additional financing to support our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including in Part II, Item 1A of this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,599	$48,037
Restricted cash	—	277
Short-term investments	331,254	225,891
Trade accounts receivable, net of allowances of $914 and $698, as of June 30, 2014 and December 31, 2013, respectively	27,027	30,784
Prepaid expenses	8,272	8,398
Finished goods inventory held by the Company	30,821	25,535
Finished goods inventory held by others	580	637
Deferred tax asset	10,452	19,314
Other current assets	10,124	8,460
Total current assets	693,129	367,333
Long-term investments	121,855	93,299
Property and equipment, net of accumulated depreciation	15,823	16,525
Deferred tax asset	84,885	107,985
Intangible assets, net of accumulated amortization	17,281	17,459
Non-current portion of deferred cost of license revenue	3,857	4,174
Other assets	6,487	352
Total assets	$943,317	$607,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,660	$15,922
Accrued expenses and other current liabilities	34,064	37,569
Deferred product revenue—Zanaflex	29,462	32,090
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	225	861
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	94,612	96,643
Convertible senior notes (due 2021)	283,948	—
Non-current portion of deferred license revenue	55,099	59,628
Put/call liability	167	147
Non-current portion of revenue interest liability	258	493
Non-current portion of convertible notes payable	2,135	3,228
Other non-current liabilities	6,719	6,635
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2014 and December 31, 2013; issued and outstanding 41,072,916 and 40,896,355 shares, including those held in treasury, as of June 30, 2014 and December 31, 2013, respectively	41	41
Treasury stock at cost (12,420 shares at June 30, 2014 and December 31, 2013)	(329)	(329)
Additional paid-in capital	733,265	678,686
Accumulated deficit	(232,694)	(238,082)
Accumulated other comprehensive income	96	37
Total stockholders’ equity	500,379	440,353
Total liabilities and stockholders’ equity	$943,317	$607,127

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2014	Three-month period ended June 30, 2013	Six-month period ended June 30, 2014	Six-month period ended June 30, 2013
Revenues:
Net product revenues	$89,719	$80,125	$164,182	$144,209
Royalty revenues	5,146	4,664	8,937	10,180
License revenue	2,264	2,264	4,529	4,529
Total net revenues	97,129	87,053	177,648	158,918

Costs and expenses:
Cost of sales	18,899	16,935	34,428	30,418
Cost of license revenue	159	159	317	317
Research and development	16,448	13,216	30,970	25,736
Selling, general and administrative	50,644	48,003	97,537	96,202
Total operating expenses	86,150	78,313	163,252	152,673
Operating income	10,979	8,740	14,396	6,245
Other expense (net):
Interest and amortization of debt discount expense	(426)	(749)	(518)	(1,340)
Interest income	165	166	337	339
Total other expense (net)	(261)	(583)	(181)	(1,001)
Income before taxes	10,718	8,157	14,215	5,244
Provision for income taxes	(6,033)	(4,247)	(8,825)	(2,472)
Net income	$4,685	$3,910	$5,390	$2,772

Net income per share—basic	$0.11	$0.10	$0.13	$0.07
Net income per share—diluted	$0.11	$0.09	$0.13	$0.07
Weighted average common shares outstanding used in computing net income per share—basic	41,032	39,960	40,985	39,896
Weighted average common shares outstanding used in computing net income per share—diluted	42,432	41,583	42,336	41,311

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Three-month period ended June 30, 2014	Three-month period ended June 30, 2013	Six-month period ended June 30, 2014	Six-month period ended June 30, 2013

Net income	$4,685	$3,910	$5,390	$2,772
Other comprehensive income (loss):
Unrealized losses on available for sale securities, net of tax	14	(29)	59	(8)
Other comprehensive income (loss), net of tax	14	(29)	59	(8)
Comprehensive income	$4,699	$3,881	$5,449	$2,764

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2014	Six-month period ended June 30, 2013
Cash flows from operating activities:
Net income	$5,390	$2,772
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	13,373	11,471
Amortization of net premiums and discounts on investments	1,487	1,169
Amortization of debt discount and debt issuance costs	157	—
Amortization of revenue interest issuance cost	12	28
Depreciation and amortization expense	3,624	2,912
Loss (gain) on put/call liability	20	(329)
Deferred tax provision	8,863	2,339
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,757	(728)
Increase in prepaid expenses and other current assets	(1,538)	(1,371)
Increase in inventory held by the Company	(5,287)	(10,820)
Decrease in inventory held by others	57	87
Decrease in non-current portion of deferred cost of license revenue	317	317
Decrease in other assets	17	17
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	134	(3,942)
(Decrease) increase in revenue interest liability interest payable	(510)	216
Decrease in non-current portion of deferred license revenue	(4,528)	(4,528)
Increase (decrease) in other non-current liabilities	18	(107)
(Decrease) increase in deferred product revenue—Zanaflex	(2,628)	811
Decrease in restricted cash	277	339
Net cash provided by operating activities	23,012	653
Cash flows from investing activities:
Purchases of property and equipment	(1,390)	(2,728)
Purchases of intangible assets	(1,286)	(1,664)
Purchases of investments	(263,848)	(59,541)
Proceeds from maturities of investments	128,500	60,000
Net cash used in investing activities	(138,024)	(3,933)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	345,000	—
Debt issuance costs	(7,441)	—
Proceeds from issuance of common stock and option exercises	4,375	4,640
Repayments of revenue interest liability	(360)	(534)
Net cash provided by financing activities	341,574	4,106
Net increase in cash and cash equivalents	226,562	826
Cash and cash equivalents at beginning of period	48,037	41,876
Cash and cash equivalents at end of period	$274,599	$42,702
Supplemental disclosure:
Cash paid for interest	706	1,059
Cash paid for taxes	1,214	1,337

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

Concentration of Credit Risk

The Company’s principal direct customers as of June 30, 2014 were a network of specialty pharmacies, Kaiser Permanente, and the specialty distributor to the VA for Ampyra, wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets, and two specialty distributors for Qutenza. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s product revenue in 2014 and 2013. Four and three customers individually accounted for more than 10% of the Company’s accounts receivable as of June 30, 2014 and December 31, 2013, respectively. The Company’s net product revenues are generated in the United States.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The Company is currently evaluating the impact of the new standard.

(3) Share-based Compensation

During the three-month periods ended June 30, 2014 and 2013, the Company recognized share-based compensation expense of $7.6 million and $6.5 million, respectively. During the six-month periods ended June 30, 2014 and 2013, the Company recognized share-based compensation expense of $13.4 million and $11.5 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2014 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2014 and 2013 were approximately $15.37 and $16.81, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2014 and 2013 were approximately $18.18 and $15.56, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month		For the six-month
	period ended June 30,		period ended June 30,
(In millions)	2014	2013	2014	2013

Research and development	$1.6	$1.5	$2.7	$2.7
Selling, general and administrative	6.0	5.0	10.7	8.8
Total	$7.6	$6.5	$13.4	$11.5

A summary of share-based compensation activity for the six-month period ended June 30, 2014 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2014	6,486	$25.61
Granted	1,625	37.31
Cancelled	(129)	31.31
Exercised	(173)	25.35
Balance at June 30, 2014	7,809	$27.96	7.0	$52,648
Vested and expected to vest at June 30, 2014	7,709	$27.87	6.9	$52,477
Vested and exercisable at June 30, 2014	4,378	$24.16	5.4	$42,555

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2014	421
Granted	284
Vested	(4)
Forfeited	(20)
Nonvested at June 30, 2014	681

Unrecognized compensation cost for unvested stock options and restricted stock awards as of June 30, 2014 totaled $67.9 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

 (4) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2014 and 2013:

(In thousands, except per share data)	Three-month period ended June 30, 2014	Three-month period ended June 30, 2013	Six-month period ended June 30, 2014	Six-month period ended June 30, 2013
Basic and diluted
Net income	$4,685	$3,910	$5,390	$2,772
Weighted average common shares outstanding used in computing net income per share—basic	41,032	39,960	40,985	39,896
Plus: net effect of dilutive stock options and restricted common shares	1,400	1,623	1,351	1,415
Weighted average common shares outstanding used in computing net income per share—diluted	42,432	41,583	42,336	41,311
Net income per share—basic	$0.11	$0.10	$0.13	$0.07
Net income per share—diluted	$0.11	$0.09	$0.13	$0.07

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

In June 2014, the Company issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes (the “Notes”), which aggregate principal amount includes the exercise of the underwriter’s over-allotment option.  See Note 8 – “Convertible Senior Notes”.  As the Company has a choice to settle the conversion obligation under the Notes in cash, shares or any combination of the two, the Company has determined that it intends to and has the ability to settle the accreted principal value of the Notes in cash and the excess conversion premium in shares. While the dilutive effect of the potential conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method, the accreted principal value of the Notes will not be included in the calculation of diluted income per share, as we intend to settle this in cash.

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2014	Three-month period ended June 30, 2013	Six-month period ended June 30, 2014	Six-month period ended June 30, 2013
Denominator
Stock options and restricted common shares	3,739	1,762	3,859	3,139
Convertible note – Saints Capital	29	39	29	39

 (5) Income Taxes

For the six-month periods ended June 30, 2014 and 2013, the Company recorded a provision for income taxes of $8.8 million and $2.5 million, respectively, based upon its estimated tax liability for the year. The provision for/benefit from income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended June 30, 2014 and 2013 were 56% and 52%, respectively.  The effective income tax rates for the Company for the six-month periods ended June 30, 2014 and 2013 were 62% and 47%, respectively.  As a result of the Federal research and development tax credit not being extended during the first and second quarter of 2014, the Company was not able to receive a benefit in the effective tax rate for this in 2014.

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

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and the Company’s Level 2 assets consist of high-quality government bonds and are valued using market prices on the active markets.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and Level 2 assets are valued using quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 3 liabilities represent our put/call liability related to the Paul Royalty Fund (PRF) transaction and contingent consideration related to the NeurogesX acquisition. No changes in valuation techniques or inputs occurred during the three or six months ended June 30, 2014.

(In thousands)	Level 1	Level 2	Level 3
June 30, 2014
Assets Carried at Fair Value:
Cash equivalents	$253,604	$—	$—
Short-term investments	—	331,254	—
Long-term investments	—	121,855	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	167
Contingent purchase price	—	—	254
December 31, 2013
Assets Carried at Fair Value:
Cash equivalents	$28,308	$—	$—
Short-term investments	—	225,891	—
Long-term investments	—	93,299	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	147
Contingent purchase price	—	—	236

The following tables present additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Put/call liability

(In thousands)	Three-month period ended June 30, 2014	Three-month period ended June 30, 2013	Six-month period ended June 30, 2014	Six-month period ended June 30, 2013
Put/call liability:
Balance, beginning of period	$167	$247	$147	$329
Total realized and unrealized gains included in selling, general and administrative expenses:	—	(247)	20	(329)
Balance, end of period	$167	$—	$167	$—

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

Contingent purchase price

(In thousands)	Three-month period ended June 30, 2014	Three-month period ended June 30, 2013	Six-month period ended June 30, 2014	Six-month period ended June 30, 2013
Contingent purchase price:
Balance, beginning of period	$245	$—	$236	$—
Total losses included in selling, general and administrative expenses:	9	—	18	—
Balance, end of period	$254	$—	$254	$—

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

(7) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2014
US Treasury bonds	$452,947	$166	$(4)	$453,109
December 31, 2013
US Treasury bonds	319,123	69	(2)	319,190

The contractual maturities of short-term available-for-sale debt securities at June 30, 2014 and December 31, 2013 are greater than 3 months but less than 1 year. The contractual and intended maturities of long-term available-for-sale debt securities at June 30, 2014 and December 31, 2013 are greater than 1 year and up to 16 months. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of June 30, 2014.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $253.6 million and $28.3 million as of June 30, 2014 and December 31, 2013, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive (loss) income.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the six months ended June 30, 2014, were as follows (in thousands):

(In thousands)	Net Unrealized Gains on Marketable Securities, Net of Tax
Balance at December 31, 2013	$37
Other comprehensive income before reclassifications:	59
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	59
Balance at June 30, 2014	$96

(8) Convertible Senior Notes

On June 17, 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC (the “Underwriter”) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “Notes”) in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-196803) (the “Registration Statement”) and a related preliminary and final prospectus supplement, filed with the Securities and Exchange Commission (the “Offering”). The principal amount of Notes includes $45 million aggregate principal amount of Notes that was purchased by the Underwriter pursuant to an option granted to the Underwriter in the Underwriting Agreement, which option was exercised in full. The net proceeds from the offering, after deducting the Underwriter’s discount and the estimated offering expenses payable by the Company, were approximately $337.6 million.

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the “Base Indenture”) and the first supplemental indenture, dated as of June 23, 2014 (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date.

The Company may not redeem the Notes prior to June 20, 2017. The Company may redeem for cash all or part of the Notes, at the Company’s option, on or after June 20, 2017 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within five trading days prior to the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company will pay 1.75% interest per annum on the principal amount of the Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year, beginning on December 15, 2014. The Notes will mature on June 15, 2021.

If the Company undergoes a “fundamental change” (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If a make-whole fundamental change, as described in the Indenture, occurs and a holder elects to convert its Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the Indenture.

The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Notes.

The Notes will be senior unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and senior to any of the Company’s subordinated debt. The Notes will be structurally subordinated to all existing or future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries and will be effectively subordinated to the Company’s existing or future secured indebtedness to the extent of the value of the collateral. The Indenture does not limit the amount of debt that the Company or its subsidiaries may incur.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

Our outstanding note balances as of June 30, 2014 consisted of the following:

(In thousands)	June 30, 2014
Liability component:
Principal	$345,000
Less: debt discount, net	(61,052)
Net carrying amount	$283,948
Equity component	$61,195

In connection with the issuance of the Notes, we incurred approximately $7.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $7.4 million of debt issuance costs, $1.2 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $6.2 million were allocated to the liability component and recorded as deferred financing costs included in other assets on the balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the Notes using the effective interest method.

We determined the expected life of the debt was equal to the seven year term on the Notes. The carrying amount of the Company’s borrowings of $283.9 million approximates fair value at June 30, 2014. As of June 30, 2014, the remaining contractual life of the Notes is approximately 7.0 years. The effective interest rate on the liability component was 4.8% for the period from the date of issuance through June 30, 2014. The following table sets forth total interest expense recognized related to the Notes during the three months ended June 30, 2014:

(In thousands)	June 30, 2014
Contractual interest expense	$116
Amortization of debt issuance costs	14
Amortization of debt discount	143
Total interest expense	$273

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $2.3 million and $4.5 million in license revenue, a portion of the $110.0 million received from Biogen Idec, and $159,000 and $317,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during the three and six-month periods ended June 30, 2014 and 2013, respectively.

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

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the three-month periods ended June 30, 2014 and 2013, the Company recognized royalty revenue of $2.4 million and $2.5 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the three-month periods ended June 30, 2014 and 2013, the Company also recognized revenue and a corresponding cost of sales of $1.3 million and $1.1 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

During the six-month periods ended June 30, 2014 and 2013, the Company recognized royalty revenue of $3.8 million and $5.1 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the six-month periods ended June 30, 2014 and 2013, the Company also recognized revenue and a corresponding cost of sales of $2.2 million and $1.6 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

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

In May 2014, we exercised our option to lease an additional 25,405 square feet of office space in Ardsley, New York under our current lease agreement with our landlord.  We anticipate occupying the new space during the three-month period ended December 31, 2014, subject to completion of certain improvements to the space prior to our occupancy.

In June 2014, we issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes (the “Notes”), which aggregate principal amount includes the exercise of the underwriter’s over-allotment option.  The Notes bear interest at the rate of 1.75% per annum, payable semiannually in arrears in cash on June 15 and December 15 of each year, beginning on December 15, 2014. The Notes are due on June 15, 2021, although they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met.  Any conversion prior to maturity can result in repayment of the principal amount sooner than the scheduled repayment. See Note 8 – “Convertible Senior Notes”.

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible, the Company is not able to estimate any ranges of losses as of June 30, 2014. Litigation expenses are expensed as incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

We are a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve the lives of people with multiple sclerosis, or MS, spinal cord injury, or SCI, and other neurological disorders.  We market three FDA-approved therapies, including:  Ampyra (dalfampridine) Extended Release Tablets, 10 mg, a treatment to improve walking in patients with MS; Zanaflex Capsules (tizanidine hydrochloride) and Zanaflex tablets, a short-acting drug for the management of spasticity; and Qutenza (capsaicin) 8% Patch, for the management of neuropathic pain associated with postherpetic neuralgia.  We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing six clinical stage therapies and one preclinical stage therapy that address a range of disorders, including post-stroke walking deficits, epilepsy, stroke, peripheral nerve damage, spinal cord injury, neuropathic pain, and heart failure.

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $87.4 million for the three months ended June 30, 2014 and $77.8 million for the three months ended June 30, 2013.

Since the March 2010 launch of Ampyra, more than 90,000 people with MS in the U.S. have tried Ampyra.  As of December 2013, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates exclude patients who started Ampyra through our First Step program.  First Step patients that convert to commercial drug tend to be somewhat more persistent with respect to refills over time.

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

Ampyra Patent Update

We have five issued patents listed in the FDA’s approved Drugs Product List (Orange Book) for Ampyra, one of which issued in 2014, and Ampyra also has Orphan Drug status, which extends into January 2017.  The five Orange Book-listed patents for Ampyra are as follows:

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

In June 2014, we announced receipt of a Paragraph IV Certification Notice Letter advising that Actavis Laboratories FL, Inc. submitted an Abbreviated New Drug Application, or ANDA, to the FDA requesting permission to manufacture and market a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  Subsequently, we received an additional seven Paragraph IV Certification Notice Letters from Accord Healthcare, Inc., Alkem Laboratories Ltd., Apotex, Inc., Aurobindo Pharma Ltd., Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., Teva Pharmaceuticals USA, Inc., also requesting permission to manufacture and market generic versions of Ampyra Extended Release Tablets, 10 mg.  The ANDA

filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to these filings, we filed several lawsuits against all of these companies in the United States District Court for the District of Delaware alleging multiple counts of patent infringement.  This litigation is further described below in Part II, Item 1 of this report.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notice Letters.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

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

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $0.7 million for the three months ended June 30, 2014 and $1.2 million for the three months ended June 30, 2013.  In 2012, Apotex commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue from the sale of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.

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

Qutenza is a dermal patch containing 8% prescription strength capsaicin that can last up to three months and is approved for the management of neuropathic pain associated with post-herpetic neuralgia. The drug was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  Net product revenue of Qutenza was $276,000 for the three months ended June 30, 2014. In January 2014, we re-launched Qutenza using our existing commercial organization, including our specialty neurology sales force.

NP-1998 is a topical solution containing 20% prescription strength capsaicin.  We believe this liquid formulation of the capsaicin-based therapy has key advantages over the patch, and we are currently designing a plan to expedite development of this product as both a stand-alone therapy and as an adjunct to existing systemic therapies for neuropathic pain.  NP-1998 has the potential to treat multiple neuropathies.  We are planning to pursue treatment of painful HIV-related neuropathy as the first indication for NP-1998, and expect to begin a Phase 3 clinical trial by the end of 2014.  We are also exploring the potential for additional indications, including painful diabetic neuropathy.  In 2014, we are expecting to receive data from an Astellas clinical trial to assess the use of its capsaicin (8%) cutaneous patch QUTENZA™ in the treatment of pain associated with painful diabetic neuropathy, or PDN.  While the patch and NP-1998 are different products, they contain the same active ingredient, capsaicin, so the results of this Astellas trial may help inform our evaluation of a potential development plan for NP-1998 to treat painful diabetic neuropathy.  Also, in February 2014, Astellas presented data from its ELEVATE study at the 14th Asian Australasian Congress of Anesthesiologists, which compared its capsaicin (8%) cutaneous patch QUTENZA™ to an oral therapy widely used to treat various neuropathic pain conditions.  This open label study compared efficacy, tolerability, and safety, and the data may be useful in connection with our development plans for NP-1998.

Research & Development Programs

We are developing what we believe is one of the industry’s leading pipelines of novel neurological therapies.  We are developing Plumiaz (our trade name for Diazepam Nasal Spray), a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience cluster seizures, also known as acute repetitive seizures.  We are also studying dalfampridine extended release tablets to improve walking in people who suffer from post-stroke walking deficits.  In addition, we have several research and development programs focused on distinct therapeutic approaches to restoring neurologic and/or cardiac function, as follows.  We are developing the clinical stage compounds GGF2 for the treatment of heart failure, rHIgM22, a remyelinating monoclonal antibody, for the treatment of MS, and AC105 for acute treatment of SCI.  GGF2 is also being investigated in preclinical studies as a treatment for neurological conditions such as stroke and peripheral nerve injury.  Chondroitinase, an enzyme that encourages nerve plasticity in the damaged central nervous system, as in SCI, is in preclinical development.  We believe these programs for restoring neurologic and/or cardiac function have the potential to be first-in-class therapies, and may be applicable across a number of CNS disorders, including stroke and traumatic brain injury, or TBI, because many of the mechanisms of tissue damage and repair are similar.  Our research and development programs also include our recently acquired NP-1998 program, described above.

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

In November 2013, we announced that we submitted a New Drug Application, or NDA, filing for Plumiaz to the FDA.  Plumiaz was filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from a therapy previously approved by the FDA (DIASTAT® Rectal Gel) and providing pharmacokinetic data comparing the reference product to Plumiaz. The Company is seeking an indication for Plumiaz in people with epilepsy who experience cluster seizures.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are working with the FDA to finalize the requirements for re-filing the Plumiaz NDA, and are preparing to begin the clinical work that will be necessary for re-submission.  We are still planning on pursuing the 505(b)(2) pathway as described above.  Once we have refiled the NDA, we expect that the FDA will respond to our submission within six months.  Based on the requirements noted in the letter, we do not expect Plumiaz to receive FDA approval in 2014.

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

Ampyra/Dalfampridine Development Programs

We believe there may be potential for Ampyra to be applied to other indications within MS and also in other neurological conditions.  For example, we have conducted a Phase 2 proof-of-concept trial of dalfampridine extended release tablets in post-stroke walking deficits.  This study, which was initiated in 2012, explored the use of dalfampridine in patients who have experienced a stroke at least six (6) months prior to enrollment and who have stabilized with chronic neurologic deficits, which may include impaired walking, motor and sensory function and manual dexterity.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial targeted motor impairments that remain after such recovery.  In the study, treatment with dalfampridine extended release was well-tolerated and improved walking, as measured by the Timed 25-Foot Walk test (T25FW).  The safety findings in this study were consistent with previous clinical trials and post-marketing experience of dalfampridine extended release tablets in MS.  Findings from the trial were presented at the American Neurological Association annual meeting in October 2013, and post-hoc analyses were included in a platform presentation in February 2014 at the 2014 International Stroke Conference.

In July 2014, we announced that we expect to initiate a Phase 3 clinical trial by the end of this year studying the use of dalfampridine administered twice daily (BID) to improve walking in people who have experienced a stroke.  This formulation was used in our proof of concept study for which we announced positive results last year, referred to above.  We have been exploring a once-daily (QD) formulation of dalfampridine for use in the post-stroke clinical program.  Based on the results of an in-vitro alcohol dose dumping study and a subsequent fed-fasted study, we have determined that the QD formulation that we had been developing with an external partner is not practical for further testing.  We are working with external partners to develop a new QD formulation that could be included in future post-stroke studies.  We met with the FDA in December 2013 and we are integrating FDA design recommendations into the study protocol.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.

We also are continuing to evaluate possible grants for investigator-initiated studies looking for potential benefits, including in other neurological disorders.

Glial Growth Factor 2

We have completed a GGF2 Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In March 2013, we presented three-month data from this clinical trial in a platform presentation at the American College of Cardiology (ACC) annual meeting. These data showed a dose-related improvement in ejection fraction in addition to safety findings.  Dose-limiting toxicities were also identified in the highest planned dose cohort including acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  In October 2013, we announced that the first patient was enrolled in the second clinical trial of GGF2.  This Phase 1b single-infusion trial in people with heart failure is assessing tolerability of three dose levels of GGF2, which were tested in the first trial, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional preclinical data with the FDA.  In April 2014, we announced that we had completed this review and agreed with the FDA that the trial will resume recruitment.  We expect to complete this trial in the second half of 2015.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

Remyelinating Antibodies.

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

In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory efficacy measures.  We have completed the dose escalation portion of this trial, with no serious or limiting adverse events reported.  The second portion of this trial is exploring safety, tolerability and efficacy endpoints for six months in additional patients at the two highest doses achieved in the dose escalation portion of the trial.  Enrollment in the second portion of this trial is complete.  We expect to complete our initial analysis of the Phase 1 clinical trial data in early 2015.

AC105

In June 2011, we entered into a License Agreement with Medtronic, Inc. and one of its affiliates, pursuant to which we acquired worldwide development and commercialization rights to certain formulations of magnesium with a polymer such as polyethylene glycol (which we refer to as AC105).  Pursuant to the License Agreement, we paid Medtronic an upfront fee of $3 million and are obligated to pay up to an additional $32 million upon the achievement of specified regulatory and development milestones.  If we commercialize AC105, we will also be obligated to pay a single-digit royalty on sales. We are studying AC105 as an acute treatment for patients who have suffered SCI.  In September 2013, we announced that the first patient was enrolled in a Phase 2 clinical trial evaluating the safety and tolerability of AC105 in people with traumatic SCI.  The study also incorporates several exploratory efficacy measures.  Recruitment in this trial has been challenging due to several factors, and we are working with the trial centers to address the issues.

Chondroitinase Program

We are continuing research on the potential use of chondroitinases for the treatment of injuries to the brain and spinal cord, as well as other neurotraumatic indications.  The chondroitinase program is in the research and translational development phase and has not yet entered formal preclinical development.

Convertible Senior Notes

In June 2014, we completed a public offering of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “Notes”), which aggregate principal amount includes the exercise of the underwriter’s over-allotment option.   We intend to use the net proceeds from this offering for general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products and technologies.  The Notes are further described below in this report under “Liquidity and Capital Resources.”

Corporate Update

In May 2014, we appointed Andrew Hindman as our Chief Business Development Officer, leading our efforts to expand our pipeline through potential acquisitions and/or in-licensing of assets.  In June 2014, we appointed Soon Hyouk Lee as Vice President of Business Development to support our business development efforts.

We currently lease approximately 138,000 square feet of office and laboratory space in Ardsley, N.Y.  Our lease for this facility includes options to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  In May 2014, we notified the landlord that we were exercising our option to expand into an additional 25,405 square feet of office space.  We anticipate occupying the additional space in the fourth quarter of 2014, subject to completion of certain improvements to the space prior to occupancy.

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

Development Pipeline Goals

Our planned goals and key initiatives with respect to our pipeline during and beyond 2014 are as follows:

•
In November 2013, we announced that we submitted an NDA filing for Plumiaz to the FDA.    In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are working with the FDA to finalize the requirements for re-filing the Plumiaz NDA, and are preparing to begin the clinical work that will be necessary for re-submission.  Once we have refiled the NDA, we expect that the FDA will respond to our submission within six months.  Based on the requirements noted in the letter, we do not expect Plumiaz to receive FDA approval in 2014.

•
Initiate a Phase 3 clinical trial by the end of this year studying the use of dalfampridine administered twice daily (BID) to improve walking in people who have experienced a stroke.  We met with the FDA in December 2013 and we are integrating FDA design recommendations into the study protocol.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.

•	We are planning to pursue treatment of painful HIV-related neuropathy as the first indication for NP-1998, and expect to begin a Phase 3 clinical trial by the end of 2014.

•
Continue to progress our Phase 1 clinical trial of rHIgM22, which we initiated in April 2013. We have completed the dose escalation portion of this trial, with no serious or limiting adverse events reported.  The second portion of this trial is exploring safety, tolerability and efficacy endpoints for six months in additional patients at the two highest doses achieved in the dose escalation portion of the trial.  Enrollment in the second portion of this trial is complete.  We expect to complete our initial analysis of the Phase 1 clinical trial data in early 2015.

•
Continue to progress our second clinical trial of GGF2, which we initiated in October 2013.  This is a Phase 1b single-infusion trial in people with heart failure that is assessing tolerability of three dose levels of GGF2, which were tested in our first clinical trial of GGF2, and which also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  In October 2013, we announced that the first patient was enrolled in this clinical trial.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional preclinical data with the FDA. In April 2014, we announced that we had completed this review and agreed with the FDA that the trial will resume recruitment.  We expect to complete this trial in the second half of 2015.

•
Continue to progress our AC105 clinical trial, which is evaluating the safety and tolerability of AC105 in people with traumatic SCI, and also incorporates several exploratory efficacy measures.  In September 2013, we announced that the first patient was enrolled in this clinical trial.  Recruitment in this trial has been challenging due to several factors, and we are working with the trial centers to address the issues.

Results of Operations

Three-Month Period Ended June 30, 2014 Compared to June 30, 2013

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $87.4 million as compared to $77.8 million for the three-month periods ended June 30, 2014 and 2013, respectively, an increase of $9.6 million, or 12.3%.  The net revenue increase was comprised of price increases net of discount and allowance adjustments of $7.6 million and net volume increases of $2.0 million.  Net revenue from sales of Ampyra increased for the three-month period ended June 30, 2014 compared to the same period of 2013 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs. Effective January 2, 2014, we increased our sale price to our customers by 10.75%.

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

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $0.7 million for the three-month period ended June 30, 2014, as compared to $1.2 million for the three-month period ended June 30, 2013. Net product revenues also include $1.3 million which represents the sale of our Zanaflex Capsules authorized generic product to Actavis for the three-month period ended June 30, 2014 as compared to $1.1 million for the three-month period ended June 30, 2013.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.  The decrease in net revenues was also the result of a disproportionate increase in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Qutenza

We started selling Qutenza in July 2013 as a result of the NeurogesX transaction. We recognize product sales of Qutenza following shipment of product to our specialty distributors. We recognized net revenue from the sale of Qutenza to these customers of $276,000 for the three-month period ended June 30, 2014. For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended June 30, 2014 and 2013, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $2.8 million and $2.2 million in royalty revenue for the three-month periods ended June 30, 2014 and 2013, respectively, related to ex-U.S. sales of Fampyra by Biogen Idec.

We recognized $2.4 million and $2.5 million in royalty revenue for the three-month periods ended June 30, 2014 and 2013, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

We recorded cost of sales of $18.9 million for the three-month period ended June 30, 2014 as compared to $16.9 million for the three-month period ended June 30, 2013. Cost of sales for the three-month period ended June 30, 2014 consisted primarily of $15.1 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended June 30, 2014 also consisted of $2.1 million in royalty fees based on net product shipments, $179,000 in amortization of intangible assets, and $165,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $1.3 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended June 30, 2014.

Cost of sales for the three-month period ended June 30, 2013 consisted primarily of $13.7 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended June 30, 2013 also consisted of $1.9 million in royalty fees based on net product shipments, $147,000 in amortization of intangible assets, and $73,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $1.1 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended June 30, 2013.

Cost of License Revenue

We recorded cost of license revenue of $159,000 for the three-month periods ended June 30, 2014 and 2013, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended June 30, 2014 were $16.4 million as compared to $13.2 million for the three-month period ended June 30, 2013, an increase of $3.2 million, or 24%.  The increase was primarily due to increases in expenses for various research and development programs, including $1.9 million related to our life cycle management program for Ampyra, $1.0 million in preclinical expenses for the remyelinating antibodies program (rHIgM22), and an increase in overall research and development staff, compensation and related expenses of $759,000 to support the various research and development initiatives. These increases were partially offset by a decrease of $515,000 related to our development of Plumiaz.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2014 were $29.0 million compared to $29.5 million for the three-month period ended June 30, 2013, a decrease of $504,000, or 2%.  The decrease was attributable to a decrease in overall marketing, selling, and distribution expenses for Ampyra of $2.3 million as well as a decrease in market research expenses across all products of $1.2 million. These decreases were partially offset by an increase of $1.2 million for pre-launch activities associated with the possible commercialization of Plumiaz and an increase in overall compensation, benefits, and other selling expenses of $1.1 million.

General and administrative expenses for the three-month period ended June 30, 2014 were $21.7 million compared to $18.5 million for the three-month period ended June 30, 2013, an increase of $3.2 million, or 17%. This increase was primarily the result of increases for staff and compensation expenses and other expenses related to supporting the growth of the organization and an increase in legal fees.

Other Expense

Other expense was $261,000 for the three-month period ended June 30, 2014 compared to $583,000 for the three-month period ended June 30, 2013, a decrease of $322,000, or 55%. The decrease was due to a decrease in interest expense of $323,000 principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales, partially offset by an increase in interest expense related to the new convertible senior notes issued in June 2014. We will report interest expense in future quarters of between $3.6 million and $4 million.  The quarterly interest expense for each of the last two quarters of 2014 will be $3.6 million.

Provision for Income Taxes

For the three-month periods ended June 30, 2014 and 2013, the Company recorded a provision for income taxes of $6.0 million and $4.2 million, respectively, based upon its estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended June 30, 2014 and 2013 were 56% and 52%, respectively.  As a result of the Federal research and development tax credit not being extended during the first quarter of 2014, the Company was not able to receive a benefit in the effective tax rate for this in 2014.

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

Six-Month Period Ended June 30, 2014 Compared to June 30, 2013

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser Permanente and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $159.9 million as compared to $140.2 million for the six-month periods ended June 30, 2014 and 2013, respectively, an increase of $19.7 million, or 14%.  The net revenue increase is comprised of price increases net of discount and allowance adjustments of $12.8 million and net volume increases of $6.9 million. Net revenue from sales of Ampyra increased for the six-month period ended June 30, 2014 compared to the same period of 2013 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs. Effective January 2, 2014, we increased our sale price to our customers by 10.75%.

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

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules. We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $1.6 million for the six-month period ended June 30, 2014, as compared to $2.5 million for the six-month period ended June 30, 2013. Net product revenues also include $2.2 million which represents the sale of our Zanaflex Capsules authorized generic product to Actavis for the six-month period ended June 30, 2014, as compared to $1.6 million for the six-month period ended June 30, 2013.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.  The decrease in net revenues was also the result of a disproportionate increase in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

License Revenue

We recognized $4.5 million in license revenue for the six-month periods ended June 30, 2014 and 2013, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $5.2 million and $5.1 million in royalty revenue for the six-month periods ended June 30, 2014 and 2013, respectively related to ex-U.S. sales of Fampyra by Biogen Idec. In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. Biogen Idec launched Fampyra in Germany in August 2011. During the six-month period ended June 30, 2012, the government agency completed its comparative efficacy assessment of Fampyra indicating a range of pricing below Biogen Idec’s initial launch price, which was unregulated for the first 12 months after launch consistent with German law. The Company recognized royalty revenue during a portion of 2012 based on the lowest point of the initially indicated German pricing authority range.  Biogen Idec signed the pricing agreement during the three-month period ended March 31, 2013 and the Company recognized additional royalty revenue related to 2012 in the first quarter of 2013.

We also recognized $3.8 million and $5.1 million in royalty revenue for the six-month periods ended June 30, 2014 and 2013, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

We recorded cost of sales of $34.4 million for the six-month period ended June 30, 2014 as compared to $30.4 million for the six-month period ended June 30, 2013. Cost of sales for the six-month period ended June 30, 2014 consisted primarily of $27.8 million in inventory costs related to recognized revenues.  Cost of sales for the six-month period ended June 30, 2014 also consisted of $3.8 million in royalty fees based on net product shipments, $358,000 in amortization of intangible assets, and $252,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $2.2 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the six-month period ended June 30, 2014.

Cost of sales for the six-month period ended June 30, 2013 consisted primarily of $24.8 million in inventory costs related to recognized revenues.  Cost of sales for the six-month period ended June 30, 2013 also consisted of $3.6 million in royalty fees based on net product shipments, $294,000 in amortization of intangible assets, and $136,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $1.6 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the six-month period ended June 30, 2013.

Cost of License Revenue

We recorded cost of license revenue of $317,000 for the six-month periods ended June 30, 2014 and 2013, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes plc (Alkermes), formerly Elan Corporation, plc (Elan) in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the six-month period ended June 30, 2014 were $31.0 million as compared to $25.7 million for the six-month period ended June 30, 2013, an increase of approximately $5.3 million, or 21%. The increase was primarily due to increases in expenses for various research and development programs, including $1.9 million in preclinical expenses for the remyelinating antibodies program (rHIgM22), $1.2 million related to our life cycle management program for Ampyra, and $523,000 related to our development of Plumiaz. The increase was also due to an increase in overall research and development staff, compensation and related expenses of $1.7 million to support the various research and development initiatives.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2014 were $55.6 million compared to $58.9 million for the six-month period ended June 30, 2013, a decrease of $3.3 million, or 6%.  The decrease was attributable to a decrease in overall marketing, selling, and distribution expenses for Ampyra of $5.4 million as well as a decrease in market research expenses across all products of $1.1 million. These decreases were partially offset by an increase of $2.2 million for pre-launch activities associated with the possible commercialization of Plumiaz and an increase in overall compensation, benefits, and other selling expenses of $1.1 million.

General and administrative expenses for the six-month period ended June 30, 2014 were $41.9 million compared to $37.2 million for the six-month period ended June 30, 2013, an increase of $4.7 million, or 13%. This increase was the result of increases for staff and compensation expenses and other expenses related to supporting the growth of the organization, an increase in legal fees and an increase for an FDA post-approval commitment study on Zanaflex Capsules totaling $6.4 million.  The increases in general and administrative expenses for the six-month period ended June 30, 2014 were partially offset by a decrease in drug safety and surveillance expenses of $1.6 million, and a decrease in business development expenses of $1.1 million due to the NeurogesX acquisition completed in 2013.

Other Expense

Other expense was $181,000 for the six-month period ended June 30, 2014 compared to $1.0 million for the six-month period ended June 30, 2013, a decrease of approximately $819,000, or 82%. The decrease was due to a decrease in interest expense of $821,000, principally related to the PRF revenue interest agreement due to a decrease in Zanaflex sales. The decrease was partially offset by an increase in interest expense related to the new convertible senior notes issued in June 2014. We will report interest expense in future quarters of between $3.6 million and $4 million.  The quarterly interest expense for each of the last two quarters of 2014 will be $3.6 million.

Provision for Income Taxes

For the six-month periods ended June 30, 2014 and 2013, we recorded a provision for income taxes of $8.8 million and a $2.5 million, respectively, based upon our estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the six-month periods ended June 30, 2014 and 2013 were 62% and 47%, respectively. As a result of the Federal research and development tax credit not being extended during the first two quarters of 2014, the Company was not able to receive a benefit in the effective tax rate for this in 2014.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, a convertible debt offering, payments received under our collaboration and licensing agreements, sales of Ampyra and Zanaflex Capsules, and, to a lesser extent, from loans, government grants and our financing arrangement with PRF.

We were cash flow positive in 2013 and, at June 30, 2014, we had $727.7 million of cash, cash equivalents and short-term and long-term investments, compared to $367.2 million at December 31, 2013.  Any investments classified as long-term had maturity dates of no later than October 15, 2015. We believe that we have sufficient cash, cash equivalents, short-term and long-term investments on hand, in addition to cash expected to be generated from operations, to fund our 2014 business plan, including our currently anticipated development pipeline activities in 2014.

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Ampyra, the continued progress of our research and development activities, the amount and timing of milestone or other payments payable under collaboration, license and acquisition agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, and capital required or used for future acquisitions or to in-license new products as well as the development costs relating to those products or compounds.  To the extent our capital resources are insufficient to meet future operating requirements we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all.

Financing Arrangements

Saints Capital Notes

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.  As of June 30, 2014, $3.3 million of these promissory notes was outstanding, which amount includes accrued interest. The fourth of seven annual payments on this note was due and paid on the four year anniversary of Ampyra approval on January 22, 2014 and will continue to be paid annually until paid in full.

PRF

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of June 30, 2014, referred to as the revenue interest liability, of approximately $483,000. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.7%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. Therefore, we recorded a net liability of $167,000 as of June 30, 2014 related to the put/call option to reflect its current estimated fair value. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  We believe that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, we estimate that the incremental cost to the Company in excess of amounts already accrued to PRF at June 30, 2014 would be no more than approximately $1.7 million.

Convertible Senior Notes

On June 17, 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC (the “Underwriter”) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “Notes”) in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-196803) (the “Registration Statement”) and a related preliminary and final prospectus supplement, filed with the Securities and Exchange Commission (the “Offering”). The principal amount of Notes includes $45 million aggregate principal amount of Notes that was purchased by the Underwriter pursuant to an option granted to the Underwriter in the Underwriting Agreement, which option was exercised in full. The net proceeds from the offering, after deducting the Underwriter’s discount and the estimated offering expenses payable by the Company, were approximately $337.6 million.

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the “Base Indenture”) and the first supplemental indenture, dated as of June 23, 2014 (the “Supplemental Indenture,” and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date.

The Company may not redeem the Notes prior to June 20, 2017. The Company may redeem for cash all or part of the Notes, at the Company’s option, on or after June 20, 2017 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within five trading days prior to the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company will pay 1.75% interest per annum on the principal amount of the Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year, beginning on December 15, 2014. The Notes will mature on June 15, 2021.

If the Company undergoes a “fundamental change” (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If a make-whole fundamental change, as described in the Indenture, occurs and a holder elects to convert its Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the Indenture.

The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Notes.

The Notes will be senior unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and senior to any of the Company’s subordinated debt. The Notes will be structurally subordinated to all existing or future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries and will be effectively subordinated to the Company’s existing or future secured indebtedness to the extent of the value of the collateral. The Indenture does not limit the amount of debt that the Company or its subsidiaries may incur.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

Our outstanding note balances as of June 30, 2014 consisted of the following:

(In thousands)	June 30, 2014
Liability component:
Principal	$345,000
Less: debt discount, net	(61,052)
Net carrying amount	$283,948
Equity component	$61,195

Investment Activities

At June 30, 2014, cash, cash equivalents, short-term and long-term investments were approximately $727.7 million, as compared to $367.2 million at December 31, 2013. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of June 30, 2014, our cash and cash equivalents were $274.6 million, as compared to $48.0 million as of December 31, 2013. The increase in cash and cash equivalents is primarily due to cash received from issuance of the convertible senior notes in June 2014. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $331.3 million as of June 30, 2014, as compared to $225.9 million as of December 31, 2013. The increase in short-term investments is also attributable to cash received from issuance of the convertible senior notes which was subsequently invested. Our long-term investments consist of US Treasury bonds with original maturities greater than one year. The balance of these investments was $121.9 million as of June 30, 2014, as compared to $93.3 million as of December 31, 2013.

Net Cash Provided by Operations

Net cash provided by operations was $23.0 million for the six-month period ending June 30, 2014, as compared to $653,000 for the six-month period ended June 30, 2013. Cash provided by operations for the six-month period ended June 30, 2014 was primarily due to a non-cash share-based compensation expense of $13.4 million, a deferred tax provision of $8.9 million, net income of $5.4 million principally resulting from an increase in net product revenues, depreciation and amortization of $3.6 million, and amortization of net premiums and discounts on investments of $1.5 million. Cash provided by operations was partially offset by a net decrease in working capital items of $5.7 million attributable to an increase in inventory held by the company and a decrease in Zanaflex deferred product revenue due to product returns, as well as a decrease of $4.5 million in the non-current portion of deferred license revenue.

Cash provided by operations for the six-month period ended June 30, 2013 was primarily due to a decrease in working capital items of $15.4 million attributable to an increase in inventory held by the company and payment of accrued and prepaid items partially offset by a decrease in accounts receivable.  Cash provided by operations was also attributable to a decrease in non-current portion of deferred license revenue of $4.5 million. Cash provided by operations was partially offset by non-cash share-based compensation expense of $11.5 million, depreciation and amortization of $2.9 million, net income of $2.8 million, a deferred tax provision of $2.3 million, and amortization of net premiums and discounts on investments of $1.2 million.

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2014 was $138.0 million, primarily due to $263.8 million in purchases of investments, purchases of property and equipment of $1.4 million, and purchases of intangible assets of $1.3 million, partially offset by $128.5 million in proceeds from maturities and sales of investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2014 was $341.6 million, due to $337.6 million in net proceeds from the issuance of the convertible senior notes as well as $4.4 million in net proceeds from the issuance of common stock and exercise of stock options, partially offset by $360,000 in repayments to PRF.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the six-month period ended June 30, 2014, commitments related to the purchase of inventory increased as compared to December 31, 2013. As of June 30, 2014, we have inventory-related purchase commitments totaling approximately $24.7 million.

In May 2014, we exercised our option to lease an additional 25,405 square feet of office space in Ardsley, New York under our current lease agreement with our landlord.   We anticipate that our rent obligation for this expansion space will commence in 2015, subject to completion of certain improvements by the landlord. This increased rent will increase our total payments due under operating leases by $2.5 million in total over the 5-year periods disclosed in the contractual obligations and commitments table in our Annual Report on Form 10-K for the year ended December 31, 2013.

In June 2014, we issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes (the “Notes”), which aggregate principal amount includes the exercise of the underwriter’s over-allotment option.  The Notes bear interest at the rate of 1.75% per annum, payable semiannually in arrears in cash on June 15 and December 15 of each year, beginning on December 15, 2014. The Notes are due on June 15, 2021, although they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met.  If we undergo a “fundamental change” (as defined in the

Indenture for the Notes), subject to certain conditions, Notes holders may require us to repurchase, for cash, all or part of their Notes.  See Note 8 in our financial statements – “Convertible Senior Notes”.. Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. As of June 30, 2014, we have committed to make potential future milestone payments to third parties of up to approximately $206 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2014, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, our critical accounting policies have not changed materially from December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at June 30, 2014.

We have cash equivalents, short-term and long-term investments at June 30, 2014, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term and long-term investments approximate their fair value at June 30, 2014. Our investments designated as long-term as of June 30, 2014 had maturity dates no later than October 15, 2015.  At June 30, 2014, we held $727.7 million in cash, cash equivalents, short-term and long-term investments which had an average interest rate of approximately 0.2%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2014, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeal of the decision.  On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed five of the six counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  The case is now proceeding, and the Company will defend itself vigorously in the litigation.

In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis FL, Inc., Alkem Laboratories Ltd., Apotex, Inc., Aurobindo Pharma Ltd., Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to the filing of these ANDAs, in July 2014, we filed several lawsuits against these generic pharmaceutical manufacturing companies in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685.  Requested judicial remedies include recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-book listed patents expire, or any later expiration of exclusivity to which we are or become entitled.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Following is the restated text of certain risk factors, and additional risk factors, to report changes that have occurred since our publication of risk factors in our 2013 Annual Report on Form 10-K.

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

In addition, our third-party suppliers’ drug product manufacturing sites are subject to inspection by the FDA.  Some of these sites have been inspected by the FDA and could be inspected by the FDA in the future.  If the FDA inspects the process validation efforts and manufacturing process at these sites, the FDA might find what it considers to be deficiencies in the manufacturing process or process validation efforts, which could negatively impact the availability of product supply or, in the case of a potential new product, delay or prevent commercial launch of that product.  For example, although we have not yet contracted with the manufacturer of Plumiaz, we have named a potential manufacturer in the NDA that has limited experience with FDA inspections and no prior experience with commercial manufacturing.  Although this manufacturer has undergone an FDA pre-approval inspection and no FDA 483 was issued, the FDA has not inspected the commercial manufacturing process.  If serious concerns are identified during the manufacturing process inspection, this could delay the launch of Plumiaz, if it is approved, which could harm our business.

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

We have patent portfolios relating to Ampyra/aminopyridines, GGF2/neuregulins, remyelinating antibodies/antibodies relating to nervous system disorders, chondroitinase, AC105/PEG-Mg, Plumiaz/diazepam nasal spray), Qutenza and NP-1998/topical capsaicin formulations, comprised of both our own and in-licensed patents and patent applications. Our intellectual property also includes copyrights, confidential and trade secret information and a portfolio of trademarks. The process of obtaining patents and trademarks can be time consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent or trademark may not issue, it may not issue in a timely manner, or it may not have sufficient scope or strength to protect the technology it was intended to protect or to provide us with any commercial advantage. We may never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because patent applications are confidential until they are published, and publications in the scientific or patent literature lag behind actual discoveries. The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not allowed or issued for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents or trademarks or the patents or trademarks of our licensors. For example, several generic drug manufacturers have already filed Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA.  In filing these ANDAs for Ampyra, the generic drug manufacturers have challenged all of the Orange Book-listed patents that protect the Ampyra franchise.  As such, to protect our intellectual property rights we have initiated legal proceedings asserting the challenged Orange Book-listed patents against these generic drug manufacturers.  Patent litigation involves complex legal and factual questions.  We may need to devote significant resources to such legal proceedings, and if we are not successful our business could be materially harmed.  We can provide no assurance concerning the duration or the outcome of any such patent related lawsuits.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures.  If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes or to repurchase the notes upon a fundamental change.

Holders of our convertible senior notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted.  In addition, our ability to repurchase the notes or to pay cash upon conversion of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness.  Our failure to repurchase notes at a time when the repurchase is required by the indenture pursuant to which the notes were issued, or to pay any cash payable on future conversions of the notes as required by the indenture, would constitute a default under the indenture.

The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results. In addition, if our notes are converted into common stock, you may experience significant dilution.

Our convertible senior notes are only convertible, prior to December 15, 2020, in certain limited circumstances.  This conditional conversion feature may not be effective in delaying conversion of our notes.  In the event that the conditional conversion feature of our convertible senior notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option.  If one or more holders elect to convert their notes, we may elect to satisfy our conversion obligation by delivering solely shares of our common stock, solely cash, or a combination of cash and common stock.  If we elect to settle a portion or all of our conversion obligation through the payment of cash, our liquidity and financial position could be adversely affected.  If we elect to settle all or a portion of our conversion obligation in common stock, our stockholders could experience significant dilution.  In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Item 6.  Exhibits

Exhibit No.	Description
1.1
Underwriting Agreement dated June 17, 2014.  Incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (filed under the Company’s SEC File Number 000-50513).

4.1
Indenture dated June 23, 2014.  Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (filed under the Company’s SEC File Number 000-50513).

4.2
First Supplemental Indenture dated June 23, 2014.  Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (filed under the Company’s SEC File Number 000-50513).

4.3
Form of 1.75% Convertible Senior Note due 2021 (included in Exhibit 4.2). Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (filed under the Company’s SEC File Number 000-50513).

10.1*	Employment offer letter, dated May 4, 2014, by and between the Registrant and Andrew Hindman.
10.2**
Supply Agreement, dated as of June 30 2009, between Biogen Idec International GmbH (“Biogen”) and the Registrant (as subsequently amended by (i) Addendum #1 to the Collaboration and License Agreement and Supply Agreement, dated as of May 21, 2010, between Biogen and the Registrant, (ii) Amendment #1 to Addendum #1, dated as of May 16, 2011, and (iii) Addendum #2 to the Supply Agreement, dated as of August 28, 2010, between Biogen and the Registrant).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: August 7, 2014		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael Rogers
Date: August 7, 2014		Michael Rogers Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*	Employment offer letter, dated May 4, 2014, by and between the Registrant and Andrew Hindman.
10.2**
Supply Agreement, dated as of June 30 2009, between Biogen Idec International GmbH (“Biogen”) and the Registrant (as subsequently amended by (i) Addendum #1 to the Collaboration and License Agreement and Supply Agreement, dated as of May 21, 2010, between Biogen and the Registrant, (ii) Amendment #1 to Addendum #1, dated as of May 16, 2011, and (iii) Addendum #2 to the Supply Agreement, dated as of August 28, 2010, between Biogen and the Registrant).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”