Form 10-Q
period 2014-09-30
ACORDA THERAPEUTICS INC
filed 2014-11-07
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.001 par value per share	41,947,992 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  The ability to realize the benefits anticipated from the Civitas Therapeutics, Inc. transaction and to successfully integrate Civitas' operations into our operations; our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including CVT-301, Plumiaz, or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market CVT-301, Plumiaz, or any other products under development; we may need to raise additional funds to finance our expanded operations and may not be able to do so on acceptable terms; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and, failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including in Part II, Item 1A of this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

We and our subsidiaries own several registered trademarks in the U.S. and in other countries.  These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Ampyra,” “Zanaflex,” “Zanaflex Capsules,” “Qutenza” and “ARCUS.”  Also, our mark “Fampyra” is a registered mark in the European Community Trademark Office and we have registrations or pending applications for this mark in other jurisdictions.  Our trademark portfolio also includes several registered trademarks and pending trademark applications (e.g., “Plumiaz”) in the U.S. and worldwide for potential product names or for disease awareness activities.  Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,341	$48,037
Restricted cash	194	277
Short-term investments	713,100	225,891
Trade accounts receivable, net of allowances of $1,330 and $698, as of September 30, 2014 and December 31, 2013, respectively	24,792	30,784
Prepaid expenses	9,000	8,398
Finished goods inventory held by the Company	26,645	25,535
Finished goods inventory held by others	570	637
Deferred tax asset	5,873	19,314
Other current assets	10,374	8,460
Total current assets	843,889	367,333
Long-term investments	—	93,299
Property and equipment, net of accumulated depreciation	17,089	16,525
Deferred tax asset	84,885	107,985
Intangible assets, net of accumulated amortization	16,865	17,459
Non-current portion of deferred cost of license revenue	3,698	4,174
Other assets	6,341	352
Total assets	$972,767	$607,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,507	$15,922
Accrued expenses and other current liabilities	39,785	37,569
Deferred product revenue—Zanaflex	29,515	32,090
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	913	861
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	100,921	96,643
Convertible senior notes (due 2021)	285,825	—
Non-current portion of deferred license revenue	52,835	59,628
Put/call liability	—	147
Non-current portion of revenue interest liability	14	493
Non-current portion of convertible notes payable	2,159	3,228
Other non-current liabilities	8,100	6,635
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at September 30, 2014 and December 31, 2013; issued and outstanding 41,236,633 and 40,896,355 shares, including those held in treasury, as of September 30, 2014 and December 31, 2013, respectively	41	41
Treasury stock at cost (12,420 shares at September 30, 2014 and December 31, 2013)	(329)	(329)
Additional paid-in capital	743,776	678,686
Accumulated deficit	(220,741)	(238,082)
Accumulated other comprehensive income	166	37
Total stockholders’ equity	522,913	440,353
Total liabilities and stockholders’ equity	$972,767	$607,127

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended September 30, 2014	Three-month period ended September 30, 2013	Nine-month period ended September 30, 2014	Nine-month period ended September 30, 2013
Revenues:
Net product revenues	$98,481	$79,760	$262,662	$223,969
Royalty revenues	5,216	2,895	14,153	13,076
License revenue	2,264	2,264	6,793	6,793
Total net revenues	105,961	84,919	283,608	243,838

Costs and expenses:
Cost of sales	20,575	17,213	55,004	47,631
Cost of license revenue	159	159	476	476
Research and development	16,578	13,839	47,548	39,575
Selling, general and administrative	47,820	42,336	145,357	138,538
Total operating expenses	85,132	73,547	248,385	226,220
Operating income	20,829	11,372	35,223	17,618
Other expense (net):
Interest and amortization of debt discount expense	(4,597)	(544)	(5,116)	(1,884)
Interest income	257	162	596	501
Total other expense (net)	(4,340)	(382)	(4,520)	(1,383)
Income before taxes	16,489	10,990	30,703	16,235
Provision for income taxes	(4,536)	(3,513)	(13,361)	(5,985)
Net income	$11,953	$7,477	$17,342	$10,250

Net income per share—basic	$0.29	$0.19	$0.42	$0.26
Net income per share—diluted	$0.28	$0.18	$0.41	$0.25
Weighted average common shares outstanding used in computing net income per share—basic	41,094	40,315	41,022	40,037
Weighted average common shares outstanding used in computing net income per share—diluted	42,365	41,996	42,346	41,541

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Three-month period ended September 30, 2014	Three-month period ended September 30, 2013	Nine-month period ended September 30, 2014	Nine-month period ended September 30, 2013

Net income	$11,953	$7,477	$17,342	$10,250
Other comprehensive income:
Unrealized gains on available for sale securities, net of tax	69	44	129	36
Other comprehensive income, net of tax	69	44	129	36
Comprehensive income	$12,022	$7,521	$17,471	$10,286

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine-month period ended September 30, 2014	Nine-month period ended September 30, 2013
Cash flows from operating activities:
Net income	$17,342	$10,250
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	20,644	18,001
Amortization of net premiums and discounts on investments	3,099	1,774
Amortization of debt discount and debt issuance costs	2,226	—
Amortization of revenue interest issuance cost	19	37
Depreciation and amortization expense	5,375	4,623
Gain on put/call liability	(147)	(329)
Deferred tax provision	13,441	6,063
Changes in assets and liabilities:
Decrease in accounts receivable	5,992	1,328
(Increase) decrease in prepaid expenses and other current assets	(2,515)	1,308
Increase in inventory held by the Company	(1,111)	(5,308)
Decrease in inventory held by others	67	111
Decrease in non-current portion of deferred cost of license revenue	476	476
Decrease in other assets	25	25
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	5,732	(13,481)
Increase in revenue interest liability interest payable	25	92
Decrease in non-current portion of deferred license revenue	(6,793)	(6,793)
Increase (decrease) in other non-current liabilities	27	(272)
(Decrease) increase in deferred product revenue—Zanaflex	(2,575)	1,946
Decrease in restricted cash	83	244
Net cash provided by operating activities	61,432	20,095
Cash flows from investing activities:
Purchases of property and equipment	(2,330)	(3,663)
Purchases of intangible assets	(1,577)	(2,518)
Acquisition	—	(7,499)
Purchases of investments	(580,381)	(128,038)
Proceeds from maturities of investments	183,500	114,500
Net cash used in investing activities	(400,788)	(27,218)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	345,000	—
Debt issuance costs	(7,516)	—
Proceeds from issuance of common stock and option exercises	7,628	12,183
Repayments of revenue interest liability	(452)	(670)
Net cash provided by financing activities	344,660	11,513
Net increase in cash and cash equivalents	5,304	4,390
Cash and cash equivalents at beginning of period	48,037	41,876
Cash and cash equivalents at end of period	$53,341	$46,266
Supplemental disclosure:
Cash paid for interest	1,153	1,695
Cash paid for taxes	1,829	1,742

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) Organization and Business Activities

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies to improve the lives of people with neurological disorders.

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

Concentration of Credit Risk

The Company’s principal direct customers as of September 30, 2014 were a network of specialty pharmacies, Kaiser Permanente, and the specialty distributor to the VA for Ampyra, wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets, and two specialty distributors for Qutenza. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s product revenue in 2014 and 2013. Five and three customers individually accounted for more than 10% of the Company’s accounts receivable as of September 30, 2014 and December 31, 2013, respectively. The Company’s net product revenues are generated in the United States.

Segment and Geographic Information

The Company is managed and operated as one business which is focused on the identification, development and commercialization of novel therapies that improve neurological function in people with MS, SCI, and other disorders of the central nervous system. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location.  Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported to date are derived from the sales of Ampyra, Zanaflex and Qutenza in the United States.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or requiring adjustment to these financial statements other than the subsequent event disclosed in Note 11 below.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements-

Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

(3) Share-based Compensation

During the three-month periods ended September 30, 2014 and 2013, the Company recognized share-based compensation expense of $7.3 million and $6.5 million, respectively. During the nine-month periods ended September 30, 2014 and 2013, the Company recognized share-based compensation expense of $20.6 million and $18.0 million, respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2014 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2014 and 2013 were approximately $14.88 and $18.02, respectively. The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2014 and 2013 were approximately $18.04 and $15.76, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month		For the nine-month
	period ended September 30,		period ended September 30,
(In millions)	2014	2013	2014	2013

Research and development	$1.5	$1.5	$4.1	$4.2
Selling, general and administrative	5.8	5.0	16.5	13.8
Total	$7.3	$6.5	$20.6	$18.0

A summary of share-based compensation activity for the nine-month period ended September 30, 2014 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2014	6,486	$25.61
Granted	1,699	37.07
Cancelled	(226)	31.90
Exercised	(336)	22.74
Balance at September 30, 2014	7,623	$28.11	6.8	$51,194
Vested and expected to vest at September 30, 2014	7,542	$28.04	6.7	$51,053
Vested and exercisable at September 30, 2014	4,512	$24.74	5.4	$42,337

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2014	421
Granted	286
Vested	(5)
Forfeited	(37)
Nonvested at September 30, 2014	665

Unrecognized compensation cost for unvested stock options and restricted stock awards as of September 30, 2014 totaled $60.3 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

 (4) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2014 and 2013:

(In thousands, except per share data)	Three-month period ended September 30, 2014	Three-month period ended September 30, 2013	Nine-month period ended September 30, 2014	Nine-month period ended September 30, 2013
Basic and diluted
Net income	$11,953	$7,477	$17,342	$10,250
Weighted average common shares outstanding used in computing net income per share—basic	41,094	40,315	41,022	40,037
Plus: net effect of dilutive stock options and restricted common shares	1,271	1,681	1,324	1,504
Weighted average common shares outstanding used in computing net income per share—diluted	42,365	41,996	42,346	41,541
Net income per share—basic	$0.29	$0.19	$0.42	$0.26
Net income per share—diluted	$0.28	$0.18	$0.41	$0.25

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended September 30, 2014	Three-month period ended September 30, 2013	Nine-month period ended September 30, 2014	Nine-month period ended September 30, 2013
Denominator
Stock options and restricted common shares	4,380	1,558	3,959	2,786
Convertible note – Saints Capital	29	39	29	39

 (5) Income Taxes

For the three month periods ended September 30, 2014 and 2013, the Company recorded a provision for income taxes of $4.5 million and $3.5 million, respectively, based upon its estimated tax liability for the year. For the nine month periods ended September 30, 2014 and 2013, the Company recorded a provision for income taxes of $13.4 million and $6.0 million, respectively, based upon its estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended September 30, 2014 and 2013 were 28% and 32%, respectively.  The effective income tax rates for the Company for the nine month periods ended September 30, 2014 and 2013 were 44% and 37%, respectively.  As a result of the Federal research and development tax credit not being extended during the three quarters of 2014, the Company was not able to receive a benefit in the effective tax rate for this in 2014.

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

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and the Company’s Level 2 assets consist of high-quality government bonds and are valued using market prices on the active markets.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and Level 2 assets are valued using quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 3 liabilities represent our put/call liability related to the Paul Royalty Fund (PRF) transaction and contingent consideration related to the NeurogesX acquisition. No changes in valuation techniques or inputs occurred during the three or nine months ended September 30, 2014.

(In thousands)	Level 1	Level 2	Level 3
September 30, 2014
Assets Carried at Fair Value:
Cash equivalents	$30,881	$—	$—
Short-term investments	—	713,100	—
Long-term investments	—	—	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	—
Contingent purchase price	—	—	263
December 31, 2013
Assets Carried at Fair Value:
Cash equivalents	$28,308	$—	$—
Short-term investments	—	225,891	—
Long-term investments	—	93,299	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	147
Contingent purchase price	—	—	236

The following tables present additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Put/call liability

(In thousands)	Three-month period ended September 30, 2014	Three-month period ended September 30, 2013	Nine-month period ended September 30, 2014	Nine-month period ended September 30, 2013
Put/call liability:
Balance, beginning of period	$167	$—	$147	$329
Total realized and unrealized gains included in selling, general and administrative expenses:	(167)	—	(147)	(329)
Balance, end of period	$—	$—	$—	$—

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

Contingent purchase price

(In thousands)	Three-month period ended September 30, 2014	Three-month period ended September 30, 2013	Nine-month period ended September 30, 2014	Nine-month period ended September 30, 2013
Contingent purchase price:
Balance, beginning of period	$254	$—	$236	$—
Total losses included in selling, general and administrative expenses:	9	205	27	205
Balance, end of period	$263	$205	$263	$205

The Company measures the fair value of the contingent purchase price related to the NeurogesX acquisition using a Monte Carlo simulation. Using this approach, the present value of each of the milestone payments is calculated using the probability of milestone achievement under various different scenarios. Some of the more significant assumptions used in the valuation include (i) the probability of FDA approval for NP-1998 and (ii) the variability in net sales for NP-1998 if FDA approval is achieved. The milestone achievement probabilities range from 0% to 10%, and the milestone payment outcomes range from $0 to $5.0 million. The valuation will be performed periodically when the significant assumptions change.  Realized gains and losses are included in selling, general and administrative expenses. There is no assurance that any of the conditions for the milestone payments will be met.

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

(7) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2014
US Treasury bonds	$712,825	$275	$—	$713,100
December 31, 2013
US Treasury bonds	319,123	69	(2)	319,190

The contractual maturities of short-term available-for-sale debt securities at December 31, 2013 are greater than 3 months but less than 1 year. The contractual maturities of $630.9 million of short-term available-for-sale debt securities at September 30, 2014 are greater than 3 months but less than 1 year.  Additionally, the Company has classified $82.2 million of available-for-sale debt securities with contractual maturities greater than 1 year as short-term investments at September 30, 2014, due to the Company’s intent and ability to hold these investments for a period of less than 1 year. There were no investments classified as long-term at September 30, 2014. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of September 30, 2014.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash equivalents, and amounted to $30.9 million and $28.3 million as of September 30, 2014 and December 31, 2013, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive (loss) income.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the nine months ended September 30, 2014, were as follows (in thousands):

(In thousands)	Net Unrealized Gains on Marketable Securities, Net of Tax
Balance at December 31, 2013	$37
Other comprehensive income before reclassifications:	129
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	129
Balance at September 30, 2014	$166

(8) Convertible Senior Notes

On June 17, 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC (the “Underwriter”) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “Notes”) in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-196803) (the “Registration Statement”) and a related preliminary and final prospectus supplement, filed with the Securities and Exchange Commission (the “Offering”). The principal amount of Notes includes $45 million aggregate principal amount of Notes that was purchased by the Underwriter pursuant to an option granted to the Underwriter in the Underwriting Agreement, which option was exercised in full. The net proceeds from the offering, after deducting the Underwriter’s discount and the offering expenses paid by the Company, were approximately $337.5 million.

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

The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Notes.

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

Our outstanding note balances as of September 30, 2014 consisted of the following:

(In thousands)	September 30, 2014
Liability component:
Principal	$345,000
Less: debt discount, net	(59,175)
Net carrying amount	$285,825
Equity component	$61,195

In connection with the issuance of the Notes, we incurred approximately $7.5 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $7.5 million of debt issuance costs, $1.3 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $6.2 million were allocated to the liability component and recorded as deferred financing costs included in other assets on the balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the Notes using the effective interest method.

We determined the expected life of the debt was equal to the seven year term on the Notes. The carrying amount of the Company’s borrowings of $285.8 million approximates fair value at September 30, 2014. As of September 30, 2014, the remaining contractual life of the Notes is approximately 6.8 years. The effective interest rate on the liability component was 4.8% for the period from the date of issuance through September 30, 2014. The following table sets forth total interest expense recognized related to the Notes during the three and nine-months ended September 30, 2014:

(In thousands)	Three-month period ended September 30, 2014	Nine-month period ended September 30, 2014
Contractual interest expense	$1,522	$1,638
Amortization of debt issuance costs	191	205
Amortization of debt discount	1,877	2,020
Total interest expense	$3,590	$3,863

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $2.3 million and $6.8 million in license revenue, a portion of the $110.0 million received from Biogen Idec, and $159,000 and $476,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during the three and nine-month periods ended September 30, 2014 and 2013, respectively.

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

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules which was launched in February 2012.  In accordance with the Watson agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the three-month periods ended September 30, 2014 and 2013, the Company recognized royalty revenue of $2.7 million and $0.9 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the three-month periods ended September 30, 2014 and 2013, the Company also recognized revenue and a corresponding cost of sales of $1.3 million and $1.0 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

During the nine-month periods ended September 30, 2014 and 2013, the Company recognized royalty revenue of $6.4 million and $6.0 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the nine-month periods ended September 30, 2014 and 2013, the Company also recognized revenue and a corresponding cost of sales of $3.4 million and $2.7 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Watson, which is recorded in net product revenues and cost of sales.

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

In May 2014, we exercised our option to lease an additional 25,405 square feet of office space in Ardsley, New York under our current lease agreement with our landlord.  We anticipate occupying the new space during the three-month period ended December 31, 2014, subject to completion of certain tenant improvements to the space prior to our occupancy.

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

On September 24, 2014, the Company entered into an agreement to acquire Civitas Therapeutics, a privately-held biopharmaceutical company, for $525 million in cash. The Company will obtain worldwide rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease (PD). The acquisition also includes rights to Civitas’ proprietary ARCUS® pulmonary delivery technology and manufacturing facility with commercial-scale capabilities based in Chelsea, MA. See subsequent event footnote.

The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible, the Company is not able to estimate any ranges of losses as of September 30, 2014. Litigation expenses are expensed as incurred.

(11) Subsequent Event

On October 22, 2014, the Company completed the previously announced merger (the “Merger”) of Five A Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Acorda (“Merger Sub”), with Civitas Therapeutics, Inc., a Delaware corporation (“Civitas”) in accordance with the Agreement and Plan of Merger, dated as of September 24, 2014 (the “Merger Agreement”), by and among Acorda, Merger Sub, Civitas and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the securityholder’s representative (“SRS”).  Pursuant to the terms of the Merger Agreement, Merger Sub has merged with and into Civitas, which is the surviving corporation in the Merger and which is continuing as a wholly-owned subsidiary of Acorda under the Civitas name.  Pursuant to the terms of the Merger Agreement, all outstanding shares of Civitas common stock and Civitas preferred stock, options to purchase shares of Civitas common stock and warrants to purchase shares of Civitas preferred stock, other than shares of Civitas common stock and Civitas preferred stock held by Civitas (which were cancelled as a result of the Merger) were converted into the right to receive $525.0 million in cash in the aggregate, without interest, less (i) $5.3 million due and payable under Civitas’ existing secured loan facility, consisting of $5.0 million in principal and $0.3 million in prepayment fees, (ii) $30.0 million due and payable to Alkermes, Inc. (“Alkermes”) in connection with the exercise by Civitas of its option to purchase manufacturing facility equipment from Alkermes and (iii) a portion of Civitas’ transaction expenses.  Also pursuant to the Merger Agreement, upon consummation of the Merger, $39.375 million of the aggregate consideration was deposited into escrow to secure the indemnification obligations of Civitas and Civitas’ securityholders, and an additional $0.5 million of the aggregate consideration was deposited with SRS for reimbursements payable to SRS under the terms of the Merger Agreement.

The Company will also pay approximately $15 million in Acorda and Civitas transactions costs associated with this acquisition.

The Company will account for the transaction as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing.  As such, it is impracticable for the Company to make certain business combination disclosures at this time.  The Company is unable to present the acquisition date fair value of and information related to assets acquired and liabilities assumed. The Company will provide this information in its Annual Report on Form 10-K for the year ended December 31, 2014. There are $2.4 million in acquisition-related costs included in selling, general and administrative expenses for the three and nine-month periods ending September 30, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

We are a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that improve the lives of people with neurological disorders.  We market three FDA-approved therapies, includingAmpyra (dalfampridine) Extended Release Tablets, 10 mg, a treatment to improve walking in patients with multiple sclerosis, or MS, as demonstrated by an increase in walking speed. We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing a number of clinical and preclinical stage therapies.  This pipeline addresses a range of disorders, including chronic post-stroke walking deficits, Parkinson’s disease, epilepsy, neuropathic pain, heart failure, and spinal cord injury.  In October 2014, we acquired Civitas Therapeutics, Inc., a biopharmaceutical company which is developing CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease.

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $96.4 million for the three months ended September 30, 2014 and $77.8 million for the three months ended September 30, 2013.

Since the March 2010 launch of Ampyra, approximately 100,000 people with MS in the U.S. have tried Ampyra.  As of December 2013, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates exclude patients who started Ampyra through our First Step trial program.  First Step patients that convert to commercial drug tend to be somewhat more persistent with respect to refills over time.

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

Three of the largest national health plans in the U.S. – Aetna (through December 31, 2014), United Healthcare and Cigna – have listed Ampyra in the lowest competitive reimbursement tier, which means that it is listed in either the lowest branded copay tier or the lowest branded specialty tier (if more than one specialty tier exists) of their commercial preferred drug list or formulary.  Approximately 75% of commercially insured individuals in the U.S. continue to have no or limited prior authorizations, or PA’s, for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  The access figure is calculated based on the number of pharmacy lives reported by commercial health plans.

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

In June 2014, we announced receipt of a Paragraph IV Certification Notice Letter advising that Actavis Laboratories FL, Inc. submitted an Abbreviated New Drug Application, or ANDA, to the FDA requesting permission to manufacture and market a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  Subsequently, we received an additional seven Paragraph IV Certification Notice Letters from Accord Healthcare, Inc., Alkem Laboratories Ltd., Apotex, Inc., Aurobindo Pharma Ltd., Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., Teva Pharmaceuticals USA, Inc., also requesting permission to manufacture and market generic versions of Ampyra Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to these filings, we filed lawsuits against all of these companies alleging multiple counts of patent infringement.  This litigation is further described below in

Part II, Item 1 of this report.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notice Letters.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

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

Civitas Acquisition and CVT-301

On October 22, 2014, we completed the acquisition of Civitas Therapeutics, Inc., a Delaware corporation (“Civitas”).  As a result of the acquisition, we acquired global rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease which is further described below.  Our acquisition of Civitas also included rights to Civitas’ proprietary ARCUS pulmonary delivery technology, which we believe has applications in multiple disease areas, and a subleased Good Manufacturing Practices, or GMP, manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities.  The approximately 90,000 square foot facility also includes office and laboratory space.  Approximately 45 Civitas employees based at the Chelsea facility have joined the Acorda workforce in connection with the acquisition.

The Civitas acquisition was completed under an Agreement and Plan of Merger, dated as of September 24, 2014 (the “Merger Agreement”), by and among Acorda, Five A Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), Civitas and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the securityholder’s representative (“SRS”).  Pursuant to the terms of the Merger Agreement, Merger Sub has merged with and into Civitas, which is the surviving corporation in the Merger and which is continuing as a wholly-owned subsidiary of Acorda under the Civitas name.

Pursuant to the terms of the Merger Agreement, all outstanding shares of Civitas common stock and Civitas preferred stock, options to purchase shares of Civitas common stock and warrants to purchase shares of Civitas preferred stock, other than shares of Civitas common stock and Civitas preferred stock held by Civitas (which were cancelled as a result of the Merger) were converted into the right to receive $525.0 million in cash in the aggregate, without interest, less (i) $5.3 million due and payable under Civitas’ existing secured loan facility, consisting of $5.0 million in principal and $0.3 million in prepayment fees, (ii) $30.0 million due and payable to Alkermes, Inc. (“Alkermes”) in connection with the exercise by Civitas of its option to purchase manufacturing facility equipment from Alkermes and (iii) a portion of Civitas’ transaction expenses.  Also pursuant to the Merger Agreement, upon consummation of the Merger, $39.375 million of the aggregate consideration was deposited into escrow to secure the indemnification obligations of Civitas and Civitas’ securityholders, and an additional $0.5 million of the aggregate consideration was deposited with SRS for reimbursements payable to SRS under the terms of the Merger Agreement. We financed the transaction with cash on hand. The Company will also pay approximately $15 million in Acorda and Civitas transactions costs associated with this acquisition. There are $2.4 million in acquisition-related costs included in selling, general and administrative expenses for the three and nine-month periods ending September 30, 2014.

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 hereto, and is incorporated into this Current Report by reference.

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system, or CNS, disorders, including MS and SCI. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex

Capsules and Zanaflex tablets was $547,000 for the three months ended September 30, 2014 and $815,000 for the three months ended September 30, 2013.  In 2012, Apotex commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue from the sale of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.

Qutenza and NP-1998; NeurogesX Transaction

Qutenza is a dermal patch containing 8% prescription strength capsaicin approved for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain.  We acquired Qutenza as well as NP-1998 from NeurogesX, Inc. in July 2013.  NP-1998, further described below, is a Phase 3 ready, prescription strength capsaicin topical solution being assessed for the treatment of neuropathic pain.  Qutenza was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  In January 2014, we re-launched Qutenza using our existing commercial organization, including our specialty neurology sales force.  Net product revenue of Qutenza was $284,000 for the three months ended September 30, 2014 and $103,000 for the three months ended September 30, 2013.

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

Research & Development Programs

We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing a number of clinical and preclinical stage therapies.  This pipeline addresses a range of disorders, including chronic post-stroke walking deficits, Parkinson’s disease, epilepsy, neuropathic pain, heart failure, and spinal cord injury.  Our pipeline includes the programs described below, and includes the CVT-301 program that we recently acquired with Civitas.

We are re-prioritizing our pipeline based on our recent acquisition of Civitas and expect to provide an update in January 2015. At this time, we note that we have been studying AC105 as an acute treatment for patients who have suffered spinal cord injury.  In September 2013, we announced that the first patient was enrolled in a Phase 2 clinical trial evaluating the safety and tolerability of AC105 in people with traumatic spinal cord injury.  Patient recruitment in this trial has been challenging due to several factors, and as a result recruitment into the study has been closed and the study will be terminated.

Dalfampridine Development Programs

We believe there may be potential for Ampyra to be applied to neurological conditions in addition to MS.  For example, we have conducted a Phase 2 proof-of-concept trial of dalfampridine extended release tablets in chronic post-stroke walking deficits.  This study, which was initiated in 2012, explored the use of dalfampridine in patients who have experienced an ischemic stroke at least six (6) months prior to enrollment and who have stabilized with chronic neurologic deficits, which may include impaired walking, motor and sensory function and manual dexterity.  Over the first six months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy.  This trial targeted motor impairments that remain after such recovery.  In the study, treatment with dalfampridine extended release was well-tolerated and improved walking, as measured by the Timed 25-Foot Walk test (T25FW).  The safety findings in this study were consistent with previous clinical trials and post-marketing experience of dalfampridine extended release tablets in MS.  Findings from the trial were presented at the American Neurological Association annual meeting in October 2013, and post-hoc analyses were included in a platform presentation in February 2014 at the 2014 International Stroke Conference.

We are on track to initiate a Phase 3 clinical trial by the end of this year to evaluate the use of dalfampridine administered twice daily (BID) to improve walking in people who are suffering from chronic post-stroke walking deficits after experiencing an ischemic stroke.  The BID formulation was used in our proof of concept study for which we announced positive results last year, referred to above.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.  We have been exploring a once-daily (QD) formulation of dalfampridine for use in the chronic post-stroke clinical program.  Based on the results of an in-vitro alcohol dose dumping study and a subsequent fed-fasted study, we have determined that the QD formulation that we had been developing with an external partner is not practical for further testing.  We are working with different external partners to develop a new QD formulation that could be included in future post-stroke studies.

We also are continuing to evaluate possible grants for investigator-initiated studies looking for potential benefits, including in other neurological disorders.

CVT-301

We acquired CVT-301 in October 2014 with our acquisition of Civitas.  CVT-301 is a Phase 3-ready inhaled formulation of levodopa, or L-dopa, for the treatment of OFF episodes in Parkinson’s disease.  Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine.   The disease is characterized by symptoms such as tremor at rest, rigidity and impaired movement.  The standard of care is oral L-dopa, but there are significant challenges in creating a dosing regimen that consistently maintains therapeutic effects.  The unpredictable re-emergence of symptoms is referred to as an OFF episode, and current strategies for treating these OFF episodes are widely regarded as inadequate.

CVT-301 is based on the proprietary ARCUS technology platform that we acquired with Civitas.  The ARCUS technology is a dry-powder pulmonary delivery system that we believe has applications in multiple disease areas.  This platform allows delivery of significantly larger doses of medication than are possible with conventional dry powder formulations.  This in turn provides the potential for pulmonary delivery of a much wider variety of pharmaceutical agents. We expect to start a CVT-301 Phase 3 program by the first quarter of 2015.  The program is expected to include a Phase 3 efficacy trial and safety extension, and two pharmacokinetic studies in specific sub-populations.  We expect results from the efficacy trial in 2016, and plan to file a new drug application, or NDA, in the U.S. by the end of 2016.  We expect that the NDA will be filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®.  Based on Civitas’ interactions with the FDA, we believe a single Phase 3 efficacy study will be needed for filing an NDA, supported by existing Phase 2b data.  A separate safety study will also be required, and we believe this can be completed following submission of an NDA.  We believe that there are approximately 350,000 people in the U.S. with Parkinson’s disease, and we are projecting that if approved, annual peak sales of CVT-301 in the U.S. alone could exceed $500 million.

Plumiaz (diazepam) Nasal Spray

Plumiaz is a proprietary nasal spray formulation of diazepam as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity, also known as cluster seizures or acute repetitive seizures.  We acquired Plumiaz with the acquisition of Neuronex, Inc. in December 2012.

In November 2013, we announced that we submitted a New Drug Application, or NDA, filing for Plumiaz to the FDA.  Plumiaz was filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from a therapy previously approved by the FDA (DIASTAT® Rectal Gel) and providing pharmacokinetic data comparing the reference product to Plumiaz. The Company is seeking an indication for Plumiaz in people with epilepsy who experience cluster seizures.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are continuing discussions with the FDA regarding the requirements for re-filing the Plumiaz NDA, and are preparing to begin the clinical work that will be necessary for re-submission.  We are still planning on pursuing the 505(b)(2) pathway as described above.  Once we have refiled the NDA, we expect that the FDA will respond to our submission within six months.

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

NP-1998

NP-1998 is a topical solution containing 20% prescription strength capsaicin.  We believe this liquid formulation of a capsaicin-based therapy has key advantages over the Qutenza patch described above, and may have potential as both a stand-alone therapy and as an adjunct to existing systemic therapies for neuropathic pain.  We are currently working with the FDA to come to agreement on the design of a clinical development program for NP-1998, which we believe has the potential to treat multiple neuropathies.  As a result, a Phase 3 clinical trial, originally scheduled to begin in the fourth quarter of 2014, has been delayed.  We are reviewing data from an Astellas clinical trial to assess the use of its capsaicin (8%) cutaneous patch QUTENZA™ in the treatment of pain associated with painful diabetic neuropathy, or PDN.  While the patch and NP-1998 are different products, they contain the same active ingredient, capsaicin, so the results of this Astellas trial may help inform our evaluation of a potential development plan for NP-1998 to treat painful diabetic neuropathy.  Also, in February 2014, Astellas presented data from its ELEVATE study at the 14th Asian Australasian Congress of Anesthesiologists, which compared its capsaicin (8%) cutaneous patch QUTENZA™ to an oral therapy widely used to treat various neuropathic pain conditions.  This open label study compared efficacy, tolerability, and safety, and the data may be useful in connection with our development plans for NP-1998.

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

In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory efficacy measures.  We have completed the dose escalation portion of this trial, with no dose-limiting toxicities or dose-limiting adverse events reported.  The second portion of this trial is exploring safety, tolerability and efficacy endpoints for six months in additional patients at the two highest doses achieved in the dose escalation portion of the trial.  Enrollment in the second portion of this trial is complete.  We expect to complete our initial analysis of the Phase 1 clinical trial data in early 2015.

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

Convertible Senior Notes

In June 2014, we completed a public offering of $345 million aggregate principal amount of 1.75% Convertible

Senior Notes due 2021 (the “Notes”), which aggregate principal amount includes the exercise of the underwriter’s over-allotment option.   We conducted the Notes offering to raise funds for general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products and technologies.  The net proceeds from the offering helped fund the purchase price and other payments made in connection with the Civitas acquisition, described above. The Notes are further described below in this report under “Liquidity and Capital Resources.”

Corporate Update

In connection with the Civitas acquisition described above, Rick Batycky, Ph.D., previously Chief Scientific Officer of Civitas, became the newest member of our senior leadership team and was appointed to the position of Chief Technology Officer and Site Head.  In this position, Dr. Batycky will be responsible for oversight of our Chelsea, MA manufacturing facility.

We currently lease approximately 138,000 square feet of office and laboratory space in Ardsley, NY.  Our lease for this facility includes options to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  In May 2014, we notified the landlord that we were exercising our option to expand into an additional 25,405 square feet of office space.  We anticipate occupying the additional space in the first quarter of 2015, subject to completion of certain improvements to the space prior to occupancy.

Outlook for 2014

Financial Guidance for 2014

We are providing the following guidance with respect to our 2014 financial performance:

•	We have raised our expected 2014 net revenue from the sale of Ampyra to range from $345 million to $350 million.

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

•
Research and development (R&D) expenses in 2014 are expected to range from $60 million to $70 million, excluding share-based compensation charges and expenditures related to the Civitas acquisition and any other potential acquisition of new products or other business development activities.  R&D expenses are expected to be significantly higher in 2015 based on initiation of Phase 3 clinical trials and advancement of other pipeline products.

•
Selling, general and administrative expenses (SG&A) in 2014 are expected to range from $180 million to $190 million, excluding share-based compensation charges and expenditures related to the Civitas acquisition and any other potential acquisition of new products or other business development activities.

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

Development Pipeline Goals

Our planned goals and key initiatives with respect to our pipeline during and beyond 2014 are as follows:

•
Initiate a Phase 3 clinical trial by the end of this year studying the use of dalfampridine administered twice daily (BID) to improve walking in people who are suffering from chronic post-stroke walking deficits after experiencing an ischemic stroke.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the Phase 3 trial.

•
Commence a CVT-301 Phase 3 program by the first quarter of 2015.  The program is expected to include a Phase 3 efficacy trial and safety extension, and two pharmacokinetic studies in specific sub-populations.  We expect results from the efficacy trial in 2016, and plan to file a new drug application, or NDA, in the U.S. by the end of 2016.  We expect that the NDA will be filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®.  Based on Civitas’ interactions with the FDA, we believe a single Phase 3 efficacy study will be needed for filing an NDA, supported by existing Phase 2b data.  A separate safety study will also be required, and we believe this can be completed following submission of an NDA.

•
In November 2013, we announced that we submitted an NDA filing for Plumiaz to the FDA.    In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are continuing discussions with the FDA regarding the requirements for re-filing the Plumiaz NDA, and are preparing to begin the clinical work that will be necessary for re-submission.  Once we have refiled the NDA, we expect that the FDA will respond to our submission within six months.

•
We are currently working with the FDA to come to agreement on the design of a clinical development program for NP-1998, which we believe has the potential to treat multiple neuropathies.  As a result, a Phase 3 clinical trial, originally scheduled to begin in the fourth quarter of 2014, has been delayed.

•
Continue to progress our Phase 1 clinical trial of rHIgM22, which we initiated in April 2013. We have completed the dose escalation portion of this trial, with no dose-limiting toxicities or dose-limiting adverse events reported.  The second portion of this trial is exploring safety, tolerability and efficacy endpoints for six months in additional patients at the two highest doses achieved in the dose escalation portion of the trial.  Enrollment in the second portion of this trial is complete.  We expect to complete our initial analysis of the Phase 1 clinical trial data in early 2015.

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

We are re-prioritizing our pipeline based on our recent acquisition of Civitas and expect to provide an update in January 2015.

Results of Operations

Three-Month Period Ended September 30, 2014 Compared to September 30, 2013

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $96.4 million as compared to $77.8 million for the three-month periods ended September 30, 2014 and 2013, respectively, an increase of $18.6 million, or 23.9%.  The net revenue increase was comprised of net volume increases of $9.6 million and price increases net of discount and allowance adjustments of $9.0 million.  Net revenue from sales of Ampyra increased for the three-month period ended September 30, 2014 compared to the same period of 2013 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs. Effective January 2, 2014, we increased our sale price to our customers by 10.75%.

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

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $547,000 for the three-month period ended September 30, 2014, as compared to $815,000 for the three-month period ended September 30, 2013. Net product revenues also include $1.3 million which represents the sale of our Zanaflex Capsules authorized generic product to Actavis for the three-month period ended September 30, 2014, as compared to $1.0 million for the three-month period ended September 30, 2013.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.  The decrease in net revenues was also the result of a disproportionate increase in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Qutenza

We began selling Qutenza in July 2013 as a result of the NeurogesX transaction. We recognize product sales of Qutenza following shipment of product to our specialty distributors. We recognized net revenue from the sale of Qutenza to these customers of $284,000 for the three-month period ended September 30, 2014, as compared to $103,000 for the three-month period ended September 30, 2013. For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended September 30, 2014 and 2013, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $2.5 million and $2.0 million in royalty revenue for the three-month periods ended September 30, 2014 and 2013, respectively, related to ex-U.S. sales of Fampyra by Biogen Idec.

We recognized $2.7 million and $0.9 million in royalty revenue for the three-month periods ended September 30, 2014 and 2013, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

We recorded cost of sales of $20.6 million for the three-month period ended September 30, 2014 as compared to $17.2 million for the three-month period ended September 30, 2013. Cost of sales for the three-month period ended September 30, 2014 consisted primarily of $16.8 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended September 30, 2014 also consisted of $2.2 million in royalty fees based on net product shipments, $179,000 in amortization of intangible assets, and $77,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $1.3 million which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended September 30, 2014.

Cost of sales for the three-month period ended September 30, 2013 consisted primarily of $14.0 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended September 30, 2013 also consisted of $1.9 million in royalty fees based on net product shipments, $175,000 in amortization of intangible assets, and $105,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $1.0 million which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended September 30, 2013.

Cost of License Revenue

We recorded cost of license revenue of $159,000 for the three-month periods ended September 30, 2014 and 2013, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended September 30, 2014 were $16.6 million as compared to $13.8 million for the three-month period ended September 30, 2013, an increase of $2.7 million, or 20%.  The increase was primarily due to increases in expenses for various research and development programs, including $2.0 million related to technical operations and the GGF2, Plumiaz (diazepam) nasal spray, and NP-1998 development programs, as well as an increase in overall research and development staff, compensation and related expenses of $565,000 to support the various research and development initiatives and $539,000 related to our life cycle management program for Ampyra.  R&D expenses are expected to be significantly higher in 2015 based on initiation of Phase 3 clinical trials and advancement of other pipeline products.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended September 30, 2014 were $26.2 million compared to $24.0 million for the three-month period ended September 30, 2013, an increase of $2.2 million, or 9%.  The increase was attributable to an increase in overall compensation, benefits, and other selling expenses of $2.2 million, including sales force incentive compensation.

General and administrative expenses for the three-month period ended September 30, 2014 were $21.6 million compared to $18.4 million for the three-month period ended September 30, 2013, an increase of $3.2 million, or 17%. This increase was primarily the result of increases for business development and staff and compensation expenses.

Other Expense

Other expense was $4.3 million for the three-month period ended September 30, 2014 compared to $0.4 million for the three-month period ended September 30, 2013, an increase of $3.9 million, or 975%. The increase was due to an increase in interest expense of $4.1 million, principally related to the cash and non-cash portions of interest expense for the  convertible senior notes issued in June 2014 (the Notes). Interest expense related to the Notes was $3.6 million for the three-

month period ended September 30, 2014, of which the non-cash portion was $2.1 million. We will report interest expense in future quarters of between $3.6 million and $4.3 million related to the Notes.

Provision for Income Taxes

For the three-month periods ended September 30, 2014 and 2013, the Company recorded a provision for income taxes of $4.5 million and $3.5 million, respectively, based upon its estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended September 30, 2014 and 2013 were 28% and 32%, respectively.

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

Nine-Month Period Ended September 30, 2014 Compared to September 30, 2013

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser Permanente and the specialty distributor to the VA.  We recognized net revenue from the sale of Ampyra to these customers of $256.3 million as compared to $217.9 million for the nine-month periods ended September 30, 2014 and 2013, respectively, an increase of $38.4 million, or 18%.  The net revenue increase is comprised of price increases net of discount and allowance adjustments of $22.2 million and net volume increases of $16.2 million. Net revenue from sales of Ampyra increased for the nine-month period ended September 30, 2014 compared to the same period of 2013 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs. Effective January 2, 2014, we increased our sale price to our customers by 10.75%.

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

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules. We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $2.2 million for the nine-month period ended September 30, 2014, as compared to $3.3 million for the nine-month period ended September 30, 2013. Net product revenues also include $3.4 million which represents the sale of our Zanaflex Capsules authorized generic product to Actavis for the nine-month period ended September 30, 2014, as compared to $2.7 million for the nine-month period ended September 30, 2013.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2014 and beyond.  The decrease in net revenues was also the result of a disproportionate increase in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Qutenza

We began selling Qutenza in July 2013 as a result of the NeurogesX transaction. We recognize product sales of Qutenza following shipment of product to our specialty distributors. We recognized net revenue from the sale of Qutenza to these customers of $769,000 for the nine-month period ended September 30, 2014, as compared to $103,000 for the nine-month period ended September 30, 2013. For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues.

License Revenue

We recognized $6.8 million in license revenue for the nine-month periods ended September 30, 2014 and 2013, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $7.7 million and $7.1 million in royalty revenue for the nine-month periods ended September 30, 2014 and 2013, respectively related to ex-U.S. sales of Fampyra by Biogen Idec. In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. Biogen Idec launched Fampyra in Germany in August 2011. During the nine-month period ended September 30, 2012, the government agency completed its comparative efficacy assessment of Fampyra indicating a range of pricing below Biogen Idec’s initial launch price, which was unregulated for the first 12 months after launch consistent with German law. The Company recognized royalty revenue during a portion of 2012 based on the lowest point of the initially indicated German pricing authority range.  Biogen Idec signed the pricing agreement during the three-month period ended March 31, 2013 and the Company recognized additional royalty revenue related to 2012 in the first quarter of 2013.

We also recognized $6.4 million and $6.0 million in royalty revenue for the nine-month periods ended September 30, 2014 and 2013, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

We recorded cost of sales of $55.0 million for the nine-month period ended September 30, 2014 as compared to $47.6 million for the nine-month period ended September 30, 2013. Cost of sales for the nine-month period ended September 30, 2014 consisted primarily of $44.6 million in inventory costs related to recognized revenues.  Cost of sales for the nine-month period ended September 30, 2014 also consisted of $6.1 million in royalty fees based on net product shipments, $537,000 in amortization of intangible assets, and $330,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $3.4 million which represents the cost of Zanaflex Capsules authorized generic product sold for the nine-month period ended September 30, 2014.

Cost of sales for the nine-month period ended September 30, 2013 consisted primarily of $38.7 million in inventory costs related to recognized revenues.  Cost of sales for the nine-month period ended September 30, 2013 also consisted of $5.5 million in royalty fees based on net product shipments, $469,000 in amortization of intangible assets, and $241,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $2.7 million which represents the cost of Zanaflex Capsules authorized generic product sold for the nine-month period ended September 30, 2013.

Cost of License Revenue

We recorded cost of license revenue of $476,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes plc (Alkermes), formerly Elan Corporation, plc (Elan) in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2014 were $47.5 million as compared to $39.6 million for the nine-month period ended September 30, 2013, an increase of $7.9 million, or 20%. The increase was primarily due to increases in expenses for various research and development programs, including $1.7 million related to our life cycle management program for Ampyra, $1.6 million in preclinical expenses for the remyelinating antibodies program (rHIgM22), $739,000 related to our development of Plumiaz (diazepam) nasal spray, and $626,000 related to the NP-1998 development program. The increase was also due to an increase in overall research and development staff, compensation, technical operations and related expenses of $3.3 million to support the various research and development initiatives.  R&D expenses are expected to be significantly higher in 2015 based on initiation of Phase 3 clinical trials and advancement of other pipeline products.

Selling, General and Administrative

Sales and marketing expenses for the nine-month period ended September 30, 2014 were $81.8 million compared to $82.9 million for the nine-month period ended September 30, 2013, a decrease of $1.1 million, or 1%.  The decrease was attributable to a decrease in overall marketing, selling, and distribution expenses for Ampyra of $6.9 million. These decreases were partially offset by an increase in overall compensation, benefits, and other selling expenses of $3.0 million and $2.0 million for pre-launch activities associated with the possible commercialization of Plumiaz (diazepam) nasal spray.

General and administrative expenses for the nine-month period ended September 30, 2014 were $63.5 million compared to $55.6 million for the nine-month period ended September 30, 2013, an increase of $7.9 million, or 14%. This increase was primarily the result of increases for staff and compensation expenses and other expenses related to supporting the growth of the organization of $8.0 million, an increase in business development expenses of $700,000, and an increase for an FDA post-approval commitment study on Zanaflex Capsules totaling $$642,000.  The increases in general and administrative expenses for the nine-month period ended September 30, 2014 were partially offset by a decrease in drug safety and surveillance expenses of $2.4 million.

Other Expense

Other expense was $4.5 million for the nine-month period ended September 30, 2014 compared to $1.4 million for the nine-month period ended September 30, 2013, an increase of $3.1 million, or 221%. The increase was due to an increase in interest expense of $3.2 million, principally related to the cash and non-cash portions of interest expense for the convertible senior notes issued in June 2014 (the Notes). Interest expense related to the Notes was $3.9 million for the nine-month period ended September 30, 2014, of which the non-cash portion was $2.2 million. We will report interest expense in future quarters of between $3.6 million and $4.3 million.

Provision for Income Taxes

For the nine-month periods ended September 30, 2014 and 2013, we recorded a provision for income taxes of $13.4 million and a $6.0 million, respectively, based upon our estimated tax liability for the year. The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the nine-month periods ended September 30, 2014 and 2013 were 44% and 37%, respectively.

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

We were cash flow positive in 2013 and, at September 30, 2014, we had $766.4 million of cash, cash equivalents and short-term and long-term investments, compared to $367.2 million at December 31, 2013.  The Company has classified $713.1 million of available-for-sale debt securities as short-term investments at September 30, 2014, due to the Company’s intent and ability to hold these investments for a period of less than 1 year. There were no investments classified as long-term at September 30, 2014. We believe that we have sufficient cash, cash equivalents, and investments on hand, in addition to cash expected to be generated from operations, to fund our 2014 business plan, including our currently anticipated development pipeline activities in 2014.  Our cash balance sheet was reduced by approximately $490 million in October 2014 taking into effect the purchase price and expenses related to the Civitas transaction, as well as the cash we acquired from the Civitas balance sheet. Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Ampyra, the continued progress of our research and development activities, the amount and timing of milestone or other payments payable under collaboration, license and acquisition agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, and capital required or used for future acquisitions or to in-license new products as well as the development costs relating to those products or compounds.  To the extent our capital resources are insufficient to meet future operating requirements we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all.

Financing Arrangements

Saints Capital Notes

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.  As of September 30, 2014, $3.3 million of these promissory notes was outstanding, which amount includes accrued interest. The fourth of seven annual payments on this note was due and paid on the four year anniversary of Ampyra approval on January 22, 2014 and will continue to be paid annually until paid in full.

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

Notwithstanding the foregoing, once PRF has received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF has paid us under the agreement, PRF will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of September 30, 2014, referred to as the revenue interest liability, of approximately $927,000. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.8%. Payments made to PRF as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, PRF may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to PRF. Except in the case of certain bankruptcy events, if PRF exercises its right, which we refer to as PRF’s put option, to cause us to repurchase the rights we assigned to it, PRF may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold to PRF at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF to us as of such date, less all payments received by PRF from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF of 25% on all payments made by PRF to us as of such date, taking into account the amount and timing of all payments received by PRF from us as of such date. We have determined that PRF’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. As of September 30, 2014, the Company has no liability recorded related to the put/call option to reflect its current estimated fair value due to the timing and amount of current projections. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also includes an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it does not specify or quantify those injuries.  We believe that the allegations are without merit and that the put option has not been validly exercised. Although the letter from PRF does not include a purported calculation of the put option price, if it were validly exercised, we estimate that the incremental cost to the Company in excess of amounts already accrued to PRF at September 30, 2014 would be no more than approximately $1.0 million.

Convertible Senior Notes

On June 17, 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC (the “Underwriter”) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “Notes”) in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-196803) (the “Registration Statement”) and a related preliminary and final prospectus supplement, filed with the Securities and Exchange Commission (the “Offering”). The principal amount of Notes includes $45 million aggregate principal amount of Notes that was purchased by the Underwriter pursuant to an option granted to the Underwriter in the Underwriting Agreement, which option was exercised in full. The net proceeds from the offering, after deducting the Underwriter’s discount and the offering expenses paid by the Company, were approximately $337.5 million.

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

The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Notes.

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

Our outstanding note balances as of September 30, 2014 consisted of the following:

(In thousands)	September 30, 2014
Liability component:
Principal	$345,000
Less: debt discount, net	(59,175)
Net carrying amount	$285,825
Equity component	$61,195

Investment Activities

At September 30, 2014, cash, cash equivalents, short-term and long-term investments were approximately $766.4 million, as compared to $367.2 million at December 31, 2013. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of September 30, 2014, our cash and cash equivalents were $53.3 million, as compared to $48.0 million as of December 31, 2013. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $630.9 million as of September 30, 2014, as compared to $225.9 million as of December 31, 2013. The increase in short-term investments is attributable to cash received from issuance of the convertible senior notes which was subsequently invested. The Company has also classified $82.2 million of US Treasury bonds with original maturities greater than one year as short-term investments at September 30, 2014, due to the Company’s intent and ability to hold these investments for a period of less than one year. There were no investments classified as long-term at September 30, 2014. Our long-term investments as of December 21, 2013 consisted of US Treasury bonds with original maturities greater than one year. The balance of these investments was $93.3 million as of December 31, 2013.

Net Cash Provided by Operations

Net cash provided by operations was $61.4 million for the nine-month period ending September 30, 2014, as compared to $20.1 million for the nine-month period ended September 30, 2013. Cash provided by operations for the nine-month period ended September 30, 2014 was primarily due to a non-cash share-based compensation expense of $20.6 million, net income of $17.3 million principally resulting from an increase in net product revenues, a deferred tax provision of $13.4 million, depreciation and amortization of $5.4 million, and amortization of net premiums and discounts on investments, debt discount and debt issuance costs of $5.3 million. Cash provided by operations was partially offset by a decrease of $6.8 million in the non-current portion of deferred license revenue.

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

Net Cash Used in Investing

Net cash used in investing activities for the nine-month period ended September 30, 2014 was $400.8 million, primarily due to $580.4 million in purchases of investments, purchases of property and equipment of $2.3 million, and purchases of intangible assets of $1.6 million, partially offset by $183.5 million in proceeds from maturities and sales of investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the nine-month period ended September 30, 2014 was $344.7 million, due to $337.5 million in net proceeds from the issuance of the convertible senior notes as well as $7.6 million in net proceeds from the issuance of common stock and exercise of stock options, partially offset by $452,000 in repayments to PRF.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. During the nine-month period ended September 30, 2014, commitments related to the purchase of inventory increased as compared to December 31, 2013. As of September 30, 2014, we have inventory-related purchase commitments totaling approximately $35.6 million.

In May 2014, we exercised our option to lease an additional 25,405 square feet of office space in Ardsley, New York under our current lease agreement with our landlord.   We anticipate that our rent obligation for this expansion space will commence in 2015, subject to completion of certain tenant improvements by the landlord. This increased rent will increase our total payments due under operating leases by $2.5 million in total over the 5-year periods disclosed in the contractual obligations and commitments table in our Annual Report on Form 10-K for the year ended December 31, 2013.

In June 2014, we issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes (the “Notes”), which aggregate principal amount includes the exercise of the underwriter’s over-allotment option.  The Notes bear interest at the rate of 1.75% per annum, payable semiannually in arrears in cash on June 15 and December 15 of each year, beginning on December 15, 2014. The Notes are due on June 15, 2021, although they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met.  If we undergo a “fundamental change” (as defined in the Indenture for the Notes), subject to certain conditions, Notes holders may require us to repurchase, for cash, all or part of their Notes.  See Note 8 in our financial statements – “Convertible Senior Notes”. Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

On September 24, 2014, the Company entered into an agreement to acquire Civitas Therapeutics, a privately-held biopharmaceutical company, for $525.0 million in cash. The Company will obtain worldwide rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease (PD). The acquisition also includes rights to Civitas’ proprietary ARCUS® pulmonary delivery technology and manufacturing facility with commercial-scale capabilities based in Chelsea, MA. See Note 11 in our financial statements – “Subsequent Event”.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. As of September 30, 2014, we have committed to make potential future milestone payments to third parties of up to approximately $204 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2014, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, our critical accounting policies have not changed materially from December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at September 30, 2014.

We have cash equivalents, and short-term investments at September 30, 2014, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term investments approximate their fair value at September 30, 2014. At September 30, 2014, we held $766.4 million in cash, cash equivalents, and short-term investments which had an average interest rate of approximately 0.2%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the third quarter of 2014, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeal of the decision.  On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed five of the six counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  In October 2014, the Court granted our motion for summary judgment against Apotex’s remaining Lanham Act claim.  The Court’s decisions dismissing all six of Apotex’s alleged claims are subject to appeal.  The Company will defend itself vigorously in the litigation if these decisions are appealed.

In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis FL, Inc., Alkem Laboratories Ltd., Apotex, Inc., Aurobindo Pharma Ltd., Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to the filing of these ANDAs, in July 2014, we filed lawsuits against these generic pharmaceutical manufacturing companies in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685.  Requested judicial remedies include recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-book listed patents expire, or any later expiration of exclusivity to which we are or become entitled.  In August of 2014, Mylan filed a motion challenging the jurisdiction of the U.S. District Court for the District of Delaware, which is currently before the Court.  As a result of Mylan’s motion, we have also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. Patents and requesting the same judicial relief as in the Delaware action.

Item 1 of Part II of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31 and June 30, 2014, include prior updates to the litigation described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in our prior Quarterly Reports during this fiscal year, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of September 24, 2014, by and among the Registrant, Five A Acquisition Corporation, Civitas Therapeutics, Inc. and Shareholder Representative Services LLC.  Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 26, 2014.

10.1*	Letter agreement dated October 28, 2014, by and between the Registrant and Enrique Carrazana.
10.2	Letter Agreement dated September 11, 2014, between the Registrant and BMR-Ardsley Park LLC.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: November 7, 2014		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael Rogers
Date: November 7, 2014		Michael Rogers Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*	Letter agreement dated October 28, 2014, by and between the Registrant and Enrique Carrazana.
10.2	Letter Agreement dated September 11, 2014, between the Registrant and BMR-Ardsley Park LLC.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”