Form 10-K
period 2014-12-31
ACORDA THERAPEUTICS INC
filed 2015-02-27
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2014, the aggregate market value (based on the closing price on that date) of the registrant's voting stock held by non-affiliates was $830,937,207.  For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2014 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of February 17, 2015, the registrant had 42,575,393 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement for its 2015 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance.

Part III, Item 11, Executive Compensation.

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence.

Part III, Item 14, Principal Accounting Fees and Services.

ACORDA THERAPEUTICS, INC.
2014 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: The ability to realize the benefits anticipated from the Civitas Therapeutics, Inc. transaction and to successfully integrate Civitas's operations into our operations; our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including CVT-301, Plumiaz, or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market CVT-301, Plumiaz, or any other products under development; we may need to raise additional funds to finance our expanded operations and may not be able to do so on acceptable terms; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen Idec in connection therewith; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this Annual Report, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Business.

Company Overview

We are a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that restore neurological function and improve the lives of people with neurological disorders.  We market three FDA-approved therapies, including Ampyra (dalfampridine) Extended Release Tablets, 10mg, a treatment to improve walking in patients with multiple sclerosis, or MS, as demonstrated by an increase in walking speed.  We also market Zanaflex Capsules and tablets, FDA-approved as short-acting drugs for the management of spasticity, and Qutenza, an FDA-approved dermal patch for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain.

We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing a number of clinical and preclinical stage therapies.  This pipeline addresses a range of disorders, including chronic post-stroke walking deficits (PSWD), Parkinson’s disease, epilepsy, heart failure, MS, and spinal cord injury.  Our goal is to help patients to a better future, while building a leading neurology company with a portfolio of innovative products.

Ampyra is the first product for which we completed clinical development.  Ampyra, an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), was approved by the FDA in January 2010.  Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  To our knowledge, Ampyra is the first and only product indicated to improve walking in people with MS.  Ampyra was made commercially available in the U.S. in March 2010, and had net revenue of $366.2 million for the year ended December 31, 2014.  Since the March 2010 launch of Ampyra, more than 100,000 people with MS in the U.S. have tried Ampyra.  We believe that Ampyra is now viewed as the standard of care in MS for people who have walking difficulties.

In 2014, one new U.S. Ampyra patent was issued.  We now have five Orange Book-listed patents providing protection up to 2027.  Ampyra also has Orphan Drug designation, which gives it marketing exclusivity in the U.S. until January 2017.  In 2014, we received eight Paragraph IV Certification Notice Letters from generic drug manufacturers advising that they had submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents. In response to these filings, we filed lawsuits against all of these companies alleging multiple counts of patent infringement.  As a result of our filing these lawsuits, there is a statutory stay that restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date. On February 10 and 27, 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents. We will oppose the requests to institute these two IPRs, and if they are allowed to proceed, we will oppose the full proceedings. The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

We believe there may be potential for dalfampridine to be applied to neurological conditions in addition to MS.  In December 2014, we announced that the first patient has been enrolled in a Phase 3 clinical trial of dalfampridine to evaluate the use of dalfampridine administered twice daily (BID) to improve walking in people who are suffering from chronic post-stroke walking deficits (PSWD) after experiencing an ischemic stroke.  Also, we have been exploring a once-daily (QD) formulation of dalfampridine for use in the chronic post-stroke clinical program.  Based on the results of an in-vitro alcohol dose dumping study and a subsequent fed-fasted study in

2014, we determined that the initial QD formulation that we had been developing with an external partner was not practical for further testing.  We are working with different external partners to develop a new QD formulation that could be included in future post-stroke studies.

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas.  Biogen Idec anticipates making Fampyra commercially available in additional markets in 2015.  We recorded $10.0 million of royalty revenue and $9.1 million of amortized license revenue in 2014 related to Fampyra.

In October 2014, we acquired Civitas Therapeutics, Inc., a privately-held pharmaceutical company with global rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease, or PD.  CVT-301 is a novel, self-administered inhaled therapy for the treatment of OFF episodes in Parkinson’s disease which is further described below. OFF episodes are characterized by a re-emergence of Parkinson’s disease symptoms such as tremor, muscle stiffness and impaired ability to move.  In December 2014, we announced that the first patient has been enrolled in a Phase 3 study of CVT-301 for the treatment of OFF episodes in Parkinson’s disease.  We are projecting that, if approved, annual peak sales of CVT-301 in the U.S. alone could exceed $500 million.  Our acquisition of Civitas also included rights to Civitas’s proprietary ARCUS pulmonary delivery technology, which we believe has potential applications in multiple disease areas, and a subleased manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities.

We are also developing Plumiaz, a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience seizure clusters, also known as acute repetitive seizures.  In 2013, we submitted a New Drug Application (NDA) filing for Plumiaz to the FDA.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are continuing to work with the FDA to define the additional clinical work necessary for the re-submission of the NDA and approval of Plumiaz, and we are encouraged by the progress of our discussions.  We anticipate that our current infrastructure can support sales and marketing of this product if it receives FDA approval.  We believe this product, if approved, has the potential to generate peak annual sales significantly higher than $100 million.

 In June 2014, we completed a public offering of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021, which aggregate principal amount includes the exercise of the underwriter’s over-allotment option.   We conducted the notes offering to raise funds for general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products and technologies.  The net proceeds from the offering helped fund the purchase price and other payments made in connection with the Civitas acquisition.

We are focused on continuing to grow as a fully-integrated biopharmaceutical company by commercializing our FDA-approved products, developing our product candidates and advancing our research and development programs for underserved markets.  We are seeking to leverage our financial strength to invest in our pipeline of research and development programs and potentially to acquire additional products that will fit with our commercial structure and expertise in both neurology and specialty pharmaceuticals.  Our goal is to create a balanced portfolio that creates significant near-term value, as well as intermediate and longer-term opportunities for further value accretion.

Company Highlights

Ampyra

Ampyra (dalfampridine) Extended Release Tablets, 10mg was approved by the FDA in January 2010 for the improvement of walking in people with MS.  This was demonstrated by an increase in walking speed.  To our knowledge, Ampyra is the first and only product indicated to improve walking in people with MS.  Ampyra was made commercially available in the U.S. in March 2010, using our own specialty sales force, and had net revenue of $366.2 million for the year ended December 31, 2014.

Since the March 2010 launch of Ampyra, more than 100,000 people with MS in the U.S. have tried Ampyra.  We believe that Ampyra is now viewed as the standard of care in MS for people who have walking difficulties.  As of December 2014, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates exclude patients who started Ampyra through our First Step trial program, which provides eligible patients with two months of Ampyra at no cost.  More than 65% of new Ampyra patients currently enroll in First Step.  The program is in its fourth year, and data show that First Step participants have higher compliance and persistency rates over time compared to non-First Step patients.  Approximately 50% of patients who initiate Ampyra therapy with the First Step free trial program convert to paid prescriptions.

Two of the largest national health plans in the U.S. – United Healthcare and Cigna – have listed Ampyra in the lowest competitive reimbursement tier, which means that it is listed in either the lowest branded copay tier or the lowest branded specialty tier (if more than one specialty tier exists) of their commercial preferred drug list or formulary.  Approximately 75% of insured individuals in the U.S. continue to have no or limited prior authorizations, or PA’s, for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  The access figure is calculated based on the number of pharmacy lives reported by health plans.

Approximately 400,000 people in the U.S. suffer from MS, and each year approximately 10,000 people in the U.S. are newly diagnosed.  In a poll of more than 2,000 people with MS, 87% said they experienced some limitation to their walking ability and limited activities that involved walking.  Among MS patients diagnosed within the last 5 years, 58% report experiencing mobility issues at least twice a week. Even in early stages of the disease, walking can be a significant issue; approximately 1 out of every 4 MS patients experiences walking difficulty by the time of diagnosis, according to a 2011 Harris poll sponsored by Acorda.  In the European Union, over 700,000 people suffer from MS, and an additional 100,000 people in Canada are also diagnosed with this disease.

Ampyra/Fampyra Patents

We have five issued patents listed in the Orange Book for Ampyra, one of which issued in 2014.  The first is U.S. Patent No. 8,007,826, with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily. Based on the final patent term adjustment calculation of the United States Patent and Trademark Office, or USPTO, this patent will extend into 2027.  The second is U.S. Patent No. 5,540,938 (“the ‘938 patent”), the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In April 2013, the ‘938 patent received a five year patent term extension under the patent restoration provisions of the Hatch Waxman Act.  With a five year patent term extension, the ‘938 patent will expire in 2018.  We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business).  The third is U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2026.  The fourth is U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2025. The fifth, which issued in 2014, is U.S. Patent No. 8,663,685 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  Absent patent term adjustment, the patent is set to expire in 2025.

In 2014, we received eight Paragraph IV Certification Notice Letters from generic drug manufacturers advising that they had submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to these filings, we filed lawsuits against all of these companies alleging multiple counts of patent infringement.  This litigation is further described below in Part I, Item 3 of this report.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notice Letters.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

On February 10 and 27, 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents. We will oppose the requests to institute these two IPRs, and if they are allowed to proceed, we will oppose the full proceedings. The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

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

Civitas Acquisition; CVT-301 and ARCUS Technology

In October 2014, we completed the acquisition of Civitas Therapeutics, Inc., a Delaware corporation.  As a result of the acquisition, we acquired global rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease.  Our acquisition of Civitas also included rights to Civitas’s proprietary ARCUS pulmonary delivery technology, which we believe has potential applications in multiple disease areas, and a subleased manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities.  The approximately 90,000 square foot facility also includes office and laboratory space.  Approximately 45 Civitas employees based at the Chelsea facility have joined the Acorda workforce in connection with the acquisition.

The Civitas acquisition was completed under an Agreement and Plan of Merger, dated as of September 24, 2014, by and among Acorda, Five A Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, Civitas and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the securityholders’ representative.  Pursuant to the terms of the merger agreement, Five A Acquisition Corporation merged with and into Civitas, which is the surviving corporation in the merger and which is continuing as a wholly-owned subsidiary of Acorda under the Civitas name.

Pursuant to the terms of the merger agreement, all outstanding shares of Civitas common stock and Civitas preferred stock, options to purchase shares of Civitas common stock and warrants to purchase shares of Civitas preferred stock, other than shares of Civitas common stock and Civitas preferred stock held by Civitas (which were cancelled as a result of the Merger) were converted into the right to receive $525.0 million in cash in the aggregate, without interest, less (i) $5.3 million due and payable under Civitas’ existing secured loan facility, consisting of $5.0 million in principal and $0.3 million in prepayment fees, (ii) $30.0 million due and payable to Alkermes, Inc. in connection with the exercise by Civitas of its option to purchase manufacturing facility equipment from Alkermes and (iii) a portion of Civitas’ transaction expenses.  Also pursuant to the merger agreement, upon consummation of the merger, $39.375 million of the aggregate consideration was deposited into escrow to secure the indemnification obligations of Civitas and Civitas’s securityholders, and an additional $0.5 million of the aggregate consideration was deposited with Shareholder Representative Services for reimbursements payable to them under the terms of the merger agreement. We financed the transaction with cash on hand.

Research and Development Programs

We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing a number of clinical and preclinical stage therapies.  This pipeline addresses a range of disorders, including chronic post-stroke walking deficits (PSWD), Parkinson’s disease, epilepsy, heart failure, MS, and spinal cord injury.  Our pipeline includes the programs described below, and includes the CVT-301 program that we recently acquired with Civitas, described above. We have evaluated and reprioritized our research and development pipeline based on our recent acquisition of Civitas.  As further described below, we terminated our AC105 program in 2014, and we have no current plans to invest in further development of NP-1998 for neuropathic pain.

CVT-301 and ARCUS Technology.  We acquired CVT-301 in October 2014 with our acquisition of Civitas, described above.  CVT-301 is a Phase 3-ready inhaled formulation of levodopa, or L-dopa, for the treatment of OFF episodes in Parkinson’s disease. Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine.   The disease is characterized by symptoms such as impaired ability to move, muscle stiffness and tremor.  The standard of care is oral L-dopa, but there are significant challenges in creating a dosing regimen that consistently maintains therapeutic effects.  The unpredictable re-emergence of symptoms is referred to as an OFF episode, and current strategies for treating these OFF episodes are widely regarded as inadequate.  CVT-301 is based on the proprietary ARCUS technology platform that we acquired with Civitas.  The ARCUS technology is a dry-powder pulmonary delivery system that we believe has potential applications in multiple disease areas.  This platform allows delivery of significantly larger doses of medication than are possible with conventional dry powder formulations.  This in turn provides the potential for pulmonary delivery of a much wider variety of pharmaceutical agents. In December 2014, we announced that the first patient has been enrolled in a Phase 3 study of CVT-301 for the treatment of OFF episodes in Parkinson’s disease.  We expect results from this efficacy trial in 2016, and plan to file a new drug application, or NDA, in the U.S. by the end of 2016.   We are projecting that, if approved, annual peak sales of CVT-301 in the U.S. alone could exceed $500 million.

In addition to CVT-301, we are exploring opportunities for other proprietary products in which inhaled delivery using our ARCUS technology can provide a significant therapeutic benefit to patients.  For example, we are currently developing CVT-427, an inhaled triptan intended to provide relief from acute migraine episodes by taking advantage of the ARCUS delivery system.  Triptans are the class of drug most commonly prescribed to treat acute migraine. Oral triptans, which account for approximately 98% of all triptan doses, can be associated with slow onset of action and gastrointestinal challenges. The slow onset of action, usually 30 minutes or longer, can result in poor response rates. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration.  CVT-427 is currently in pre-clinical development and we anticipate initiating a Phase 1 clinical program in 2015.

Ampyra/Dalfampridine Development Programs.  We believe there may be potential for dalfampridine to be applied to neurological conditions in addition to MS.  In December 2014, we announced that the first patient has been enrolled in a Phase 3 clinical trial evaluating the use of dalfampridine administered twice daily (BID) to improve walking in people who are suffering from chronic post-stroke walking deficits (PSWD) after experiencing an ischemic stroke.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the first Phase 3 trial.  We have been exploring a once-daily (QD) formulation of dalfampridine for use in the chronic post-stroke clinical program.  Based on the results of an in-vitro alcohol dose dumping study and a subsequent fed-fasted study, we determined that the initial QD formulation that we had been developing with an external partner was not practical for further testing.  We are working with different external partners to develop a new QD formulation that could be included in future post-stroke studies.

Plumiaz.  We are developing Plumiaz, a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience seizure clusters, also known as acute repetitive seizures.  In 2013, we submitted a New Drug Application (NDA) filing for Plumiaz to the FDA.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are continuing to work with the FDA to define the additional clinical work necessary for the re-submission of the NDA and approval of Plumiaz, and we are encouraged by the progress of our discussions.  We anticipate that our current infrastructure can support sales and marketing of this product if it receives FDA approval.  We believe this product, if approved, has the potential to generate peak annual sales significantly higher than $100 million.

Cimaglermin alfa (previously GGF2)/Neuregulins.  Cimaglermin alfa (which we previously referred to as GGF2) is our lead product candidate for our neuregulin program.  We have completed a cimaglermin Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  Data from this trial showed a dose-related improvement in ejection fraction in addition to safety findings.  A dose-limiting toxicity was also identified in the highest planned dose cohort, specifically acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  In October 2013, we announced that the first patient had been enrolled in a second clinical trial of cimaglermin.  This Phase 1b single-infusion trial in people with heart failure is assessing tolerability of three dose levels of cimaglermin, which were tested in the first trial, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional non-clinical data with the FDA. In April 2014, we announced that we had completed this review and recruitment was thereafter resumed.  We expect to complete this trial in the second half of 2015.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

Remyelinating Antibodies.  rHIgM22 is the lead antibody in our remyelinating antibody program, and we are developing it as a potential therapeutic for MS. We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory clinical, imaging and biomarker measures. We announced top-line safety and tolerability results in February 2015. The trial, which followed participants for up to six months after receiving a single dose of rHIgM22, found no dose-limiting toxicities at any of the five dose levels studied.  Additional data from this trial will be presented at future medical meetings. Based on these data, we intend to advance clinical development of rHIgM22 for MS.  We are currently developing the protocol for our next Phase 1 clinical trial of rHIgM22. The data from the completed trial will help inform the design of the next trial, which we expect will enroll people with MS who are experiencing an active relapse.

NP-1998.  NP-1998 is a Phase 3 ready, 20% prescription strength capsaicin topical solution that we have been assessing for the treatment of neuropathic pain.  We acquired rights to NP-1998 from NeurogesX, Inc. in 2013 in connection with our purchase of Qutenza, an FDA-approved dermal patch containing 8% prescription strength capsaicin.  We acquired development and commercialization rights in the United States, Canada, Latin America and certain other territories.  Astellas Pharma Europe Ltd. has an option to develop NP-1998 in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa. We believe this liquid formulation of the capsaicin-based therapy has key advantages over the Qutenza patch, and we believe NP-1998 has the potential to treat multiple neuropathies.  However, we have evaluated and reprioritized our research and development pipeline based on our recent acquisition of Civitas, and as a result we have no current plans to invest in further development of NP-1998 for neuropathic pain.

AC105.  We terminated our AC105 program in 2014.  We had been studying AC105 as a treatment for patients who have suffered acute spinal cord injury.  In September 2013, we announced that the first patient was enrolled in a Phase 2 clinical trial evaluating the safety and tolerability of AC105 in people with traumatic spinal cord injury.  Patient recruitment in this trial was challenging due to several factors, and as a result recruitment into the study has been closed and the study was terminated.  We were conducting this program pursuant to a 2011 license from Medtronic, Inc. and one of its affiliates, and we have accordingly terminated this license.

Corporate Update

In May 2014, we appointed Andrew Hindman as our Chief Business Development Officer, leading our efforts to expand our pipeline through potential acquisitions and/or in-licensing of assets.  In June 2014, we appointed Soon Hyouk Lee as Vice President of Business Development to support our business development efforts.

In connection with the Civitas acquisition described above, Rick Batycky, Ph.D., previously Chief Scientific Officer of Civitas, became the newest member of our senior leadership team and was appointed to the position of Chief Technology Officer and Site Head.  In this position, Dr. Batycky is responsible for oversight of our Chelsea, MA manufacturing facility.

We currently lease approximately 138,000 square feet of office and laboratory space in Ardsley, NY.  Our lease for this facility includes options to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  In May 2014, we notified the landlord that we were exercising our option to expand into an additional 25,405 square feet of office space.  We occupied the additional space in the first quarter of 2015.

Our Strategy

Our strategy is to continue to grow as a fully-integrated biopharmaceutical company and to be a leading neurology company focused on the identification, development and commercialization of a range of nervous system therapeutics. We are using our scientific, clinical and commercial expertise in MS and spinal cord injury as strategic points of access to additional nervous system markets, including stroke, Parkinson’s disease, and epilepsy. In 2015, we are focused on the following priorities:

•	Continue to make disciplined investments in growing sales of Ampyra.

•	Progress our Phase 3 clinical trial of CVT-301 for the treatment of OFF episodes in Parkinson’s disease.

•
Progress our Phase 3 clinical trial that is assessing the use of dalfampridine as a treatment for chronic post-stroke walking deficits (PSWD) after experiencing an ischemic stroke, and continue efforts with external partners to develop a new QD formulation that could be included in future post-stroke studies.

•	Complete our discussions and reach agreement with the FDA regarding the requirements for re-submission of the Plumiaz NDA, and begin the clinical work that will be necessary for re-submission.

•	Complete our Phase 1 clinical trial of cimaglermin alfa (previously referred to as GGF2), our lead product candidate for our neuregulin program.

•	Advance clinical development of rHIgM22 for MS by initiating a second Phase 1 trial.

•	Initiate a Phase 1 clinical trial of CVT-427, an inhaled triptan intended to provide relief from acute migraine episodes using our ARCUS pulmonary delivery technology.

•
Expand our pipeline through potential in-licensing and/or acquisition of neurology and/or other specialty products and technologies, focusing on late stage/near commercial or commercial products. We will also consider earlier-stage programs based on compelling science and the potential to address significant unmet medical needs.

Our Products and Product Pipeline

Commercial Products	Indication	Status	Marketing Rights
Ampyra	MS	FDA-approved and marketed in the U.S.	Acorda (U.S.)
Fampyra	MS	Approved in a number of countries across Europe, Asia and the Americas	Biogen Idec (outside U.S.)
Zanaflex Capsules and an authorized generic version of the capsules	Spasticity	FDA-approved	Acorda (U.S.); authorized generic marketed by Actavis/Watson Pharma
Zanaflex tablets	Spasticity	FDA-approved	Acorda (U.S.)
Qutenza	Post Herpetic Neuralgia	FDA-approved	Acorda (U.S. Canada, Latin America and certain other countries)

Research and Development Programs	Proposed Therapeutic Area(s)	Stage of Development	Marketing Rights
CVT-301	OFF episodes of Parkinson’s disease	Phase 3 clinical trial ongoing	Acorda/Worldwide
Dalfampridine	Chronic post-stroke deficits	Phase 3 clinical trial ongoing	Acorda/Worldwide (contract governs Biogen ex-U.S. option)
Plumiaz	Seizure Clusters/Acute Repetitive Seizures	NDA to be re-submitted to the FDA	Acorda/Worldwide (excluding certain Asian countries)
Neuregulin Program	Heart failure*	cimaglermin alfa (previously GGF2) Phase 1b clinical trial ongoing	Acorda/Worldwide
Remyelinating Antibodies Program	MS	Phase 1; protocol for next Phase 1 clinical trial of rHIgM22 under development	Acorda/Worldwide
CVT-427	Migraines	Pre-IND; Phase 1 clinical trial preparations underway	Acorda/Worldwide
Chondroitinase Program	Spinal cord injury	Research	Acorda/Worldwide
NP-1998	No current plans for development	Phase 3, but no current plans for development	Acorda (U.S. Canada, Latin America and certain other countries)

*The company is also continuing with preclinical research on potential neurology indications such as stroke and SCI.

Background on Neurological and Other Conditions

We are a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that restore neurological function and improve the lives of people with neurological disorders.  Where our neurology programs may also show promise for disorders outside of the nervous system, we may elect to pursue these opportunistically as well. Currently, our products and product pipeline are targeted to the conditions described below.  We believe there is significant unmet medical need for these conditions, which can severely impact the lives of those who suffer from them.

Multiple Sclerosis

Multiple Sclerosis, or MS, is a chronic, usually progressive disease in which the immune system attacks and degrades the function of nerve fibers in the brain and spinal cord. These nerve fibers consist of long, thin fibers, or axons, surrounded by a myelin sheath, which facilitates the transmission of electrical impulses, much as insulation facilitates conduction in an electrical wire.  In MS, the myelin sheath is damaged by the body's own immune system, causing areas of myelin sheath loss, also known as demyelination. This damage, which can occur at multiple sites in the central nervous system, blocks or diminishes conduction of electrical impulses. Patients with MS may suffer impairments in a wide range of neurological functions. These impairments vary from individual to individual and over the course of time, depending on which parts of the brain and spinal cord are affected, and often include difficulty walking. Individuals vary in the severity of the impairments they suffer on a day-to-day basis, with impairments becoming better or worse depending on the activity of the disease on a given day.

Approximately 400,000 people in the U.S. suffer from MS, and each year approximately 10,000 people in the U.S. are newly diagnosed.  In a poll of more than 2,000 people with MS, 87% said they experienced some limitation to their walking ability and limited activities that involved walking.  Among MS patients diagnosed within the last 5 years, 58% report experiencing mobility issues at least twice a week. Even in early stages of the disease, walking can be a significant issue; approximately 1 out of every 4 MS patients experiences walking difficulty by the time of diagnosis, according to a 2011 Harris poll sponsored by Acorda.  In the European Union, over 700,000 people suffer from MS, and an additional 100,000 people in Canada are also diagnosed with this disease.

Stroke

A stroke occurs when the blood supply to part of the brain is interrupted or severely reduced, depriving brain tissue of oxygen and food, and causing the death of brain cells.  Stroke may also be associated with damage to the myelin sheath of various nerve tracts in the brain. Over the first few months following a stroke, patients typically show some degree of spontaneous recovery of function, which may be enhanced by rehabilitation and physical therapy. After this initial recovery, patients may stabilize with chronic neurologic deficits.  According to the American Stroke Association, or ASA, 795,000 people in the U.S. experience a stroke every year and approximately 7,000,000 people in the U.S. are living with the long term effects of stroke, or post-stroke deficits.  Current treatments for post-stroke deficits include physical and occupational therapy, but there are no pharmacologic therapies indicated specifically to improve function.  A majority of those living with post-stroke deficits experience walking or other lower limb disability and/or arm or other upper body deficits.  Total direct annual stroke-related medical costs  for 2012 were estimated to be approximately $72 billion.

Parkinson’s Disease

Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons responsible for producing dopamine, which causes motor complications, including impaired ability to move, muscle stiffness and tremors. Approximately one million Americans and 1.2 million Europeans suffer from Parkinson’s disease.  There is no cure or disease-modifying treatment currently available for Parkinson’s disease. Current treatment strategies are focused on the management and reduction of the major symptoms of the disease and related disabilities. These therapies either aim to supplement dopamine levels in the brain, mimic the effect of dopamine in the brain by stimulating dopamine receptors or prevent the enzymatic breakdown of dopamine.  The standard of care for the treatment of Parkinson’s disease symptoms is oral levodopa (L-dopa). Approximately 70% of people with Parkinson’s disease in the United States are treated with oral L-dopa. Effective control of Parkinson’s disease symptoms is referred to as an ON state.

As Parkinson’s disease progresses, even optimized regimens of oral L-dopa are associated with increasingly wide variability in the timing and amount of absorption into the bloodstream. This results in the unreliable control of symptoms, leading to motor complications including OFF episodes, also referred to as motor fluctuations. OFF episodes, which are characterized by a re-emergence of Parkinson’s disease symptoms, increase in frequency and severity during the course of the disease. About half of people with Parkinson’s disease experience OFF episodes within five years of initiating oral L-dopa therapy. OFF episodes are inadequately addressed by available therapies and are considered one of the greatest unmet medical needs facing people with Parkinson’s disease.

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

Post-herpetic neuralgia, or PHN, also known as post-shingles nerve pain, is chronic pain resulting from shingles, a viral infection caused by the same virus that causes chickenpox. There are approximately one million new cases of shingles in the U.S. each year.  Shingles is characterized by an outbreak of rash or blisters on the skin and nerve pain that typically resolves within several weeks. However, 10 to 20 percent of patients with shingles will go on to develop PHN, which can continue for months or years after the shingles rash has healed.

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

According to the National Spinal Cord Injury Statistical Center, or NSCISC, approximately 270,000 people in the U.S. live with SCI and approximately 12,000 new spinal cord injuries occur each year, the majority of which are male.  SCI primarily affects young people, with nearly half occurring in those aged 16-30.  Average annual medical cost for an SCI patient ranges from approximately $40,000 to $180,000 depending on the extent of the injury.  NSCISC estimates that the average lifetime costs directly attributable to SCI for an individual injured at age 25 varies from approximately $1.5 million to more than $4.5 million depending on the severity of the injury.

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

Migraine

Migraine is a neurological syndrome characterized by pain, nausea, abnormal sensitivity to sound and abnormal sensitivity to light. It is believed to affect over 10% of the global population. In the United States, the National Institutes of Health estimates 12% of the population, or approximately 37 million people, suffer from migraine, with women being nearly three times more affected than men. Triptans are the class of drug most commonly prescribed to treat acute migraine. Oral triptans, which account for approximately 98% of all triptan doses, can be associated with slow onset of action and gastrointestinal challenges. The slow onset of action, usually 30 minutes or longer, can result in poor response rates. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration.

Ampyra

Ampyra (dalfampridine) is an oral drug approved by the FDA on January 22, 2010 as a treatment to improve walking in patients with MS. This was demonstrated by an increase in walking speed.  Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra can be used alone or with concurrent medications, including immunomodulatory drugs.  The majority of patients in our two Phase 3 clinical trials for Ampyra (63%) were taking immunomodulatory drugs (interferons, glatiramer acetate, or natalizumab).  Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which was previously referred to as fampridine.  We obtained Orphan Drug designation from the FDA for dalfampridine in MS, which will provide Ampyra with seven years of market exclusivity for this use, to January 2017.  We have five issued patents listed in the Orange Book for Ampyra,  which are described below in the “Intellectual Property” section of this report, providing protection up to 2027.

In 2014, we received eight Paragraph IV Certification Notice Letters from generic drug manufacturers advising that they had submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to these filings, we filed lawsuits against all of these companies alleging multiple counts of patent infringement.  This litigation is further described below in Part I, Item 3 of this report.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notice Letters.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

On February 10 and 27, 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents. We will oppose the requests to institute these two IPRs, and if they are allowed to proceed, we will oppose the full proceedings. The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec under a 2009 license and collaboration agreement.  Fampyra has been approved in a number of countries across Europe, Asia and the Americas.  Biogen Idec anticipates making Fampyra commercially available in additional markets in 2015.

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

The FDA’s approval letter included certain post-marketing study requirements and confirmed certain commitments made by us with respect to Ampyra, all of which we have now completed.  The post-marketing requirements included additional animal toxicology studies to evaluate certain impurities, in vitro receptor binding and abuse potential studies in animals, and an evaluation of clinical adverse events related to abuse potential.  We completed these studies and timely submitted the results to the FDA.  Also, we committed to the FDA that we would conduct a placebo-controlled trial to evaluate a 5 mg twice-daily dosing regimen of Ampyra, as well as a pharmacokinetic evaluation of a 7.5 mg dosage strength in patients with mild or moderate renal impairment.  We also committed to report all post-marketing seizure events on an expedited basis to the FDA.  We completed the renal impairment study and timely submitted the results to the FDA.  We are discussing with the FDA what additional steps may need to be taken.  In August 2012, we announced results of the 5mg efficacy study.    The study failed to confirm efficacy of the 5mg dose.  We believe that this study, together with Ampyra registration studies, continue to show that 10mg twice daily is the appropriate, safe, and effective dose.  The study results were provided to the FDA, which subsequently confirmed that we have satisfied this post-marketing requirement.

In our two Phase 3 clinical studies of Ampyra in spinal cord injury, which were completed in 2004, the results did not reach statistical significance on their primary endpoints.

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

Qutenza

Qutenza is a dermal patch containing 8% prescription strength capsaicin the effects of which can last up to three months and is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain.  We acquired commercialization rights to Qutenza in July 2013 from NeurogesX, Inc.  These rights include the United States, Canada, Latin America and certain other territories.  Qutenza was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  In January 2014, we re-launched Qutenza in the United States using our existing commercial organization, including our specialty neurology sales force as well as our medical and safety reporting infrastructure.

Astellas Pharma Europe Ltd. has exclusive commercialization rights for Qutenza in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa.

Research and Development Programs

We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing a number of clinical and preclinical stage therapies.  This pipeline addresses a range of disorders, including chronic post-stroke walking deficits (PSWD), Parkinson’s disease, epilepsy, heart failure, MS, and spinal cord injury.  Our pipeline includes the programs described below.  We have evaluated and reprioritized our research and development pipeline based on our recent acquisition of Civitas.  As further described below, we terminated our AC105 program in 2014 and have no current plans to invest in further development of NP-1998 for neuropathic pain.

Civitas Acquisition; CVT-301 and ARCUS Technology

On October 22, 2014, we completed the acquisition of Civitas Therapeutics, Inc., a Delaware corporation.  As a result of the acquisition, we acquired global rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease, which is further described below.  Our acquisition of Civitas also included rights to Civitas’s proprietary ARCUS pulmonary delivery technology, which we believe has potential applications in multiple disease areas.

CVT-301 is a Phase 3-ready inhaled formulation of levodopa, or L-dopa, for the treatment of OFF episodes in Parkinson’s disease.  Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine.  The disease is characterized by symptoms such as impaired ability to move, muscle stiffness and tremor.  The standard of care is oral L-dopa, but there are significant challenges in creating a dosing regimen that consistently maintains therapeutic effects.  The unpredictable re-emergence of symptoms is referred to as an OFF episode, and current strategies for treating these OFF episodes are widely regarded as inadequate.

CVT-301 is based on the proprietary ARCUS technology platform that we acquired with Civitas.  The ARCUS technology is a dry-powder pulmonary delivery system that we believe has potential applications in multiple disease areas.  This platform allows delivery of significantly larger doses of medication than are possible with conventional dry powder formulations using a simple, patient-friendly, breath-actuated proprietary inhaler.  This in turn provides the potential for pulmonary delivery of a much wider variety of pharmaceutical agents.

In December 2014, we announced that the first patient has been enrolled in a Phase 3 study of CVT-301 for the treatment of OFF episodes in Parkinson’s disease.  Our CVT-301 development includes this Phase 3 efficacy trial and safety extension, and two pharmacokinetic studies in specific sub-populations.  We expect results from the efficacy trial in 2016, and plan to file a new drug application, or NDA, in the U.S. by the end of

2016.  We expect that the NDA will be filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®.  Based on Civitas’s interactions with the FDA, we believe a single Phase 3 efficacy study will be needed for filing an NDA, supported by existing Phase 2b data.  A separate safety study will also be required, and we believe this can be completed following submission of an NDA.  However, the FDA will determine the ultimate filing requirements for the NDA. We are projecting that, if approved, annual peak sales of CVT-301 in the U.S. alone could exceed $500 million.

In addition to CVT-301, we are exploring opportunities for other proprietary products in which inhaled delivery using our ARCUS technology can provide a significant therapeutic benefit to patients. Disorders of the central nervous system, or CNS, in addition to Parkinson’s disease, may be addressed by ARCUS products with the delivery of active agents to the CNS with rapid onset and reduced systemic exposure.

For example, we are currently developing CVT-427, an inhaled triptan intended to provide relief from acute migraine episodes by taking advantage of the ARCUS delivery system.  Triptans are the class of drug most commonly prescribed to treat acute migraine. Oral triptans, which account for approximately 98% of all triptan doses, can be associated with slow onset of action and gastrointestinal challenges. The slow onset of action, usually 30 minutes or longer, can result in poor response rates. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration.  CVT-427 is currently in pre-clinical development and we anticipate initiating a Phase 1 clinical program in 2015.

Ampyra/Dalfampridine Development Programs

We believe there may be potential for dalfampridine to be applied to neurological conditions in addition to MS.  For example, we are studying the use of dalfampridine in patients who experience chronic post-stroke deficits.  Chronic post-stroke deficits refer to neurological deficits, such as impaired walking, motor and/or sensory function, that persist in people who have had a stroke.  There are currently no pharmacologic therapies indicated to improve function in people with chronic post-stroke deficits.

In 2013, we announced the results of a Phase 2 proof-of-concept trial of dalfampridine-ER (extended release) in people with post-stroke deficits.  The primary goals of the proof-of-concept trial were to assess safety and tolerability, as well as to explore various efficacy measures.  In the study, treatment with dalfampridine improved walking, as measured by the Timed 25-Foot Walk test (T25FW).  The safety findings in this study were consistent with previous clinical trials and post-marketing experience of dalfampridine-ER (extended release) in MS.

Based on the results of the proof-of-concept trial, we are continuing our post-stroke development program.  In December 2014, we commenced a Phase 3 clinical trial evaluating the use of dalfampridine administered twice daily (BID) to improve walking in people who are suffering from chronic post-stroke walking deficits after experiencing an ischemic stroke.  The BID formulation was used in the proof of concept study, described above.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the first Phase 3 trial.  We have been exploring a once-daily (QD) formulation of dalfampridine for use in the chronic post-stroke clinical program.  Based on the results of an in-vitro alcohol dose dumping study and a subsequent fed-fasted study, we determined that the initial QD formulation that we had been developing with an external partner was not practical for further testing.  We are working with different external partners to develop a new QD formulation that could be included in future post-stroke studies.

We also are continuing to evaluate possible grants for investigator-initiated studies looking for potential benefits, including in other neurological disorders.

Plumiaz; Neuronex Acquisition

In December 2012, we acquired Neuronex, Inc., a privately-held pharmaceutical company developing Plumiaz (Diazepam Nasal Spray).  The acquisition was completed pursuant to a February 15, 2012, merger agreement among us, one of our wholly-owned subsidiaries, and Neuronex.  Pursuant to the merger agreement, Neuronex merged with our wholly-owned subsidiary and continued as the surviving corporation in the merger.

Plumiaz is a proprietary nasal spray formulation of diazepam that we are developing as a treatment for the management of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity, also known as seizure clusters or acute repetitive seizures, or ARS.  Currently, the only approved outpatient treatment for people who experience this type of seizure activity is diazepam rectal gel, a rectally administered gel formulation of diazepam.  Diazepam is also currently available in other formulations, such as used for intramuscular and intravenous administration, for certain indications.  The nasally administered formulation potentially offers patients and caregivers a more practical and socially acceptable treatment option.

In November 2013, we announced that we submitted a New Drug Application, or NDA, filing for Plumiaz to the FDA.  Plumiaz was filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from a therapy previously approved by the FDA (DIASTAT® Rectal Gel) and providing pharmacokinetic data comparing the reference product to Plumiaz.  We are seeking an indication for Plumiaz in people with epilepsy who experience seizure clusters, also known as acute repetitive seizures.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are continuing to work with the FDA to define the additional clinical work necessary for the re-submission of the NDA and approval of Plumiaz, and we are encouraged by the progress of our discussions.  We believe this product, if approved, has the potential to generate peak annual sales significantly higher than $100 million.

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

Under the terms of the Neuronex merger agreement, the former equity holders of Neuronex will be entitled to receive from us, in addition to payments we have already made under the merger agreement, up to an additional $18 million in earnout payments upon the achievement of specified regulatory and manufacturing-related milestones with respect to the Diazepam Nasal Spray products, and up to $105 million upon the achievement of specified sales milestones with respect to Diazepam Nasal Spray products.  There can be no guarantee that any such milestones will in fact be met.  The former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments, ranging from the upper single digits to lower double digits, on worldwide net sales of Diazepam Nasal Spray products.  These payments are payable on a country-by-country basis until the earlier to occur of  ten (10) years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the merger agreement.

Neuronex, our wholly-owned subsidiary since the acquisition, licenses patent, patent application, other intellectual property and other rights relating to Diazepam Nasal Spray products from SK Biopharmaceuticals Co., Ltd., or SK.  Pursuant to the SK license, which grants worldwide rights to Neuronex except certain specified Asian countries, Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to Diazepam Nasal Spray products (including $1 million that was paid in 2013 upon the FDA’s acceptance for review of the first NDA for Plumiaz), and up to $3 million upon the achievement of specified sales milestones with respect to Diazepam Nasal Spray products.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Diazepam Nasal Spray products.

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

Under the merger agreement, we are required to use diligent efforts, as defined in the merger agreement, to develop a Diazepam Nasal Spray product.  However, we have the right, at any time, to discontinue development and commercialization of the Diazepam Nasal Spray product and return the Diazepam Nasal Spray product assets.  If this occurs, we will not have any further diligence obligations regarding the Diazepam Nasal Spray products but will not be entitled to recoup any of the payments previously made under the merger agreement.

Cimaglermin alfa (previously GGF2)/Neuregulins

Cimaglermin alfa, which we previously referred to as GGF2, is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure.  The neuregulin growth factors are related to epidermal growth factor. These molecules bind to erbB receptors, which translate the growth factor signal and cause changes in cell growth, protein production and gene expression.  Neuregulins have been shown in published studies to have a range of effects in protection and repair of cells both in the nervous system and in the heart. In 2002, we obtained from Paion AG (formerly CeNeS Pharmaceuticals plc), or Paion, an exclusive worldwide license to its neuregulin patents and related technology, including cimaglermin, our lead molecule from the neuregulin family.

Neuregulins covered in the portfolio from Paion have a number of potential applications. Neuregulins and their erbB receptors are essential for cardiac development.  They have been shown to protect cardiac muscle cells from stressors that can lead to congestive heart failure, and to enhance function in heart failure induced by myocardial infarction. Additionally, neuregulins have been shown to protect the heart and brain from the toxicity of commonly used chemotherapeutic agents, such as anthracyclines. Studies in mouse, rat and dog models of congestive heart failure have shown that neuregulins significantly improve cardiac function and survival. Neuregulins have been shown to stimulate remyelination in animal models of MS and to protect the brain in animal models of stroke. Therefore, neuregulins offer the potential for multiple central nervous system and cardiac indications, including MS, stroke and heart failure as well as protection from chemotherapy-induced damage.

We have completed a Phase 1 clinical trial of cimaglermin in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In March 2013, we presented three-month data from this clinical trial in a platform presentation at the American College of Cardiology (ACC) annual meeting. These data showed a dose-related improvement in ejection fraction in addition to safety findings.  A dose-limiting toxicity was also identified in the highest planned dose cohort, specifically acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  In October 2013, we announced that the first patient had been enrolled in a second clinical trial of cimaglermin.  This Phase 1b single-infusion trial in people with heart failure is assessing tolerability of three dose levels of cimaglermin, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We selected heart failure as the initial indication because of the strength of the preclinical data, the availability of clear outcome measures, and the potential market size.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional non-clinical data with the FDA. In April 2014, we announced that we had completed this review and recruitment was thereafter resumed. We expect to complete this trial in the second half of 2015.   If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or we may decide to enter into a partnership, most likely with a cardiovascular-focused company.  We are also continuing with research on potential neurology indications for cimaglermin.

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

We are developing the lead antibody (rHIgM22) as a potential therapeutic for MS.  We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory clinical, imaging and biomarker measures. We announced top-line safety and tolerability results in February 2015. The trial, which followed participants for up to six months after receiving a single dose of rHIgM22, found no dose-limiting toxicities at any of the five dose levels studied.  Additional data from this trial will be presented at future medical meetings. Based on these data, we intend to advance clinical development of rHIgM22 for MS.  We are currently developing the protocol for our next Phase 1 clinical trial of rHIgM22. The data from the completed trial will help inform the design of the next trial, which we expect will enroll people with MS who are experiencing an active relapse.

Chondroitinase Program

This pre-clinical program is focused on developing chondroitinase as a therapeutic to break down the matrix of scar tissue that develops as a result of an injury to the central nervous system, or CNS. Published research has demonstrated that this scar matrix is partly responsible for limiting the regeneration of nerve fibers in the CNS. A similar matrix exists even in uninjured parts of the CNS tissue and restricts plasticity, the ability to modify or re-establish nerve connections. One or both forms of matrix may also inhibit repair of the myelin sheath by restricting the movements of the myelinating cells into the area of damage.

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

At least six independent laboratories have published animal studies showing that application of chondroitinase results in improved recovery of function following injuries to various areas of the brain or spinal cord. These functions have included walking, forelimb grasping, sensation, and visual and bladder function. We have successfully tested the ability of one of these molecules, Chondroitinase ABC-I, to improve function in an animal model of spinal cord injury, or SCI. These studies were published in the Journal of Neurotrauma in February 2005. In these studies, rats that sustained an SCI were treated with either chondroitinase or an ineffective enzyme control and evaluated over 10 weeks of recovery. Animals treated with chondroitinase showed significant improvements both in motor function of the limbs and in bladder function, compared to those treated with the control enzyme. We have also produced and successfully tested a recombinant version of naturally occurring Chondroitinase ABC-I in these same animal models.

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

NP-1998

NP-1998 is a Phase 3 ready, 20% prescription strength capsaicin topical solution that we have been assessing for the treatment of neuropathic pain.  We acquired rights to NP-1998 from NeurogesX, Inc. in 2013 in connection with our purchase of Qutenza, an FDA-approved dermal patch containing 8% prescription strength capsaicin.  We acquired development and commercialization rights in the United States, Canada, Latin America and certain other territories.  Astellas Pharma Europe Ltd. has an option to develop NP-1998 in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland certain countries in Eastern Europe, the Middle East and Africa.

We made certain upfront payments to acquire the Qutenza and NP-1998 assets from NeurogesX, and may also make up to $5.0 million in payments contingent upon the achievement of certain regulatory and sales milestones related to NP-1998.  We believe this liquid formulation of the capsaicin-based therapy has key advantages over the Qutenza patch, and we believe NP-1998 has the potential to treat multiple neuropathies.  However, as described above, in connection with our recent evaluation and reprioritization of our research and development pipeline, we have no current plans to invest in further development of NP-1998 for neuropathic pain.

AC105

We terminated our AC105 program in 2014.  We had been studying AC105 as a treatment for patients who have suffered acute spinal cord injury.  In September 2013, we announced that the first patient was enrolled in a Phase 2 clinical trial evaluating the safety and tolerability of AC105 in people with traumatic spinal cord injury.  Patient recruitment in this trial was challenging due to several factors, and as a result recruitment into the study has been closed and the study was terminated.  We were conducting this program pursuant to a 2011 license Medtronic, Inc. and one of its affiliates, and we have accordingly terminated this license.

Sales, Marketing and Managed Markets

We have established our own specialty sales force and commercial infrastructure in the U.S. to market Ampyra.  We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Managed Markets Account Directors who provide information and assistance to payers and physicians on Ampyra, National Trade Account Managers who work with wholesalers and our limited network of specialty pharmacies, and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of our strategic initiatives.  We have a First Step program, in its fourth year, which provides eligible patients with two months of Ampyra at no cost.  More than 65% of new Ampyra patients currently enroll in First Step.

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

Ampyra is distributed in the United States exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies.  The distribution process through specialty pharmacy providers is well established within the MS community, and physicians and patients are familiar with this model.  This distribution process is intended to provide the best possible patient experience, improve patient adherence to the required drug regimen, including dosage, and assist in educating patients regarding the risks associated with Ampyra.

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

Scientific and Medical Network

We have an established advisory team and network of well-recognized scientists, clinicians and opinion leaders in relevant fields, including for example the fields of multiple sclerosis, spinal cord injury, Parkinson’s disease, epilepsy, stroke, and heart failure.  Depending on their expertise, these advisors provide assistance in trial design, conduct clinical trials, keep us apprised of the latest scientific advances and help us identify and evaluate business development opportunities.

Material and Other Collaborations and License Agreements

Biogen Idec (Fampyra)

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

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec. Fampyra has been approved in a number of countries across Europe, Asia and the Americas.  Biogen Idec anticipates making Fampyra commercially available in additional markets in 2015.

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

Alkermes, formerly Elan Corporation plc (Ampyra and Zanaflex)

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

In December 2005, we entered into a financing arrangement with Paul Royalty Fund, or PRF, pursuant to which we assigned PRF the right to receive a portion of our net revenues from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. This agreement was amended in November 2006 potentially to increase the total amount of royalty payments to which PRF is entitled and to provide for additional lump-sum payments both from us to PRF and from PRF to us. The arrangement covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the arrangement is terminated earlier. In November 2014, PRF sold its Zanaflex revenue interest to another party, and in connection with our consenting to that transaction PRF released us from claims it had previously asserted regarding our alleged non-compliance with the terms of the financing arrangement.  For more information on our arrangement with PRF, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements."

Rush-Presbyterian St. Luke's Medical Center (dalfampridine)

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

We agreed to pay Rush a license fee, milestone payments of up to $850,000 and royalties based on net sales of the product for neurological indications. We have made or accrued an aggregate of $850,000 in milestone payments and $27.8 million in royalties under this agreement through December 31, 2014. In 2014, with our consent Rush sold its right to receive these royalties along with certain related rights to a third party, though this transfer did not materially change any of our obligations under the license.  The FDA approval of Ampyra triggered the final milestone of $750,000, which was paid in 2010. The Rush license may be terminated by either party following an uncured material breach by the other party and notice. The Rush license may also be terminated upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party. We also entered into an agreement with Elan relating to the allocation of payments between us and Elan of certain payments to Rush under the Rush license. Subject to the early termination provisions, the Rush license terminates upon expiration of the royalty obligations, which expire fifteen years from the date of the agreement (2018).

Alkermes (ARCUS products)

On December 27, 2010, Civitas, our wholly-owned subsidiary, entered into an Asset Purchase and License Agreement with Alkermes, Inc. pursuant to which Alkermes assigned, sold and transferred to Civitas certain of its rights in certain pulmonary delivery patents and patents applications, certain equipment and instruments relating to pulmonary drug delivery, copies of certain documents and reports relating to pulmonary delivery, certain pulmonary drug delivery inhalers and certain pulmonary drug delivery INDs filed with the FDA. Alkermes also granted to Civitas a non-exclusive sublicense to know-how for the purpose of development and commercialization of ARCUS products.  Civitas is permitted to license and sublicense the pulmonary patents, patent applications and know-how, subject to certain restrictions, as necessary for our business. Without the prior written consent of Alkermes, Civitas is prohibited from assigning the intellectual property acquired from Alkermes, except to an affiliate or to a person that acquires all or substantially all of its business to which the agreement relates, whether by acquisition, sale, merger or otherwise.

Civitas is required to use commercially reasonable efforts to develop ARCUS products.   Civitas is obligated to pay to Alkermes royalties for each licensed product. For licensed products sold by Civitas or an affiliate, Civitas will pay Alkermes a royalty in the mid-single digit percentages in the aggregate. For licensed products sold by a collaboration partner, Civitas will pay Alkermes the lower of either (1) a royalty in the mid-single digit percentage of net sales of licensed products in any given year, or (2) a percentage in the low-to-mid-double digits of all collaboration partner revenue received. Notwithstanding the foregoing, in no event shall the royalty paid be less than a low-single digit percentage of net sales of a licensed product in any given calendar year. Civitas must pay these royalties on a product-by-product and country-by-country basis until the later of: (1) the expiration of all patents acquired pursuant to the Alkermes agreement containing valid claims covering such licensed products in such country, or (2) a certain number of years after the launch of such licensed product in each specific country.

The Alkermes agreement remains in effect until expiration of Civitas’s royalty obligations to Alkermes. Royalties are payable to Alkermes on a product-by-product and country-by-country basis until the later of (i) the expiration of the patents acquired from Alkermes containing a valid claim covering a product in a particular country and (ii) 12 years and six months after the launch of a product in a country. Either party may terminate the agreement for default of the other party. Civitas may terminate the Alkermes agreement for convenience upon 90 days’ prior written notice to Alkermes.

SK Biopharmaceuticals Co., Ltd. (Plumiaz)

In December 2012, we acquired Neuronex, Inc., a privately-held pharmaceutical company developing Plumiaz (our trade name for Diazepam Nasal Spray).  Plumiaz is a proprietary nasal spray formulation of diazepam that we are developing as a treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity also known as seizure clusters or acute repetitive seizures, or ARS.  Currently, the only approved outpatient treatment for people who experience this type of seizure activity is diazepam rectal gel, a rectally administered gel formulation of diazepam.  Diazepam is also currently available in other formulations, such as used for intramuscular and intravenous administration, for certain indications.  The nasally administered formulation potentially offers patients and caregivers a more practical and socially acceptable treatment option.

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

•
We have an exclusive, worldwide sublicense from Paion AG (formerly CeNeS Pharmaceuticals plc) to certain patents, patent applications and know-how relating to cimaglermin alfa, which we previously referred to as GGF2, or fragments thereof and non-protein products developed through the use of material covered by a valid claim in the patents. The license to these patents and the right to sub-license these patents were granted to Paion by the Ludwig Institute for Cancer Research.  We also have an exclusive, worldwide sublicense from Paion to certain Paion patents, patent applications, and know-how relating to the neuregulin growth factor gene NRG-2.

•
We have a license from Brigham and Women’s Hospital, Inc., or Brigham, acting on its own behalf and on behalf of Beth Israel Deaconess Medical Center, or Beth Israel, to patent rights relating to the use of cimaglermin in the treatment of congestive heart failure.  Our rights in the U.S. are co-exclusive, with Brigham and Beth Israel having retained rights for internal research, clinical, and education purposes, and our rights outside the U.S are exclusive.

Manufacturing and Supply

Ampyra

We are party to a September 2003 agreement with Elan (now Alkermes, following Alkermes’s 2011 acquisition of Elan’s Drug Technologies business) for our clinical and commercial supply of Ampyra.  Under that agreement, we are required to purchase at least 75% of our annual commercial requirements of Ampyra from Alkermes unless Alkermes is unable or unwilling to meet our requirements. In addition, the agreement also obligates us to make compensatory payments if we do not purchase 100% of our requirements from Alkermes.

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

Under a Consent Agreement among Elan (now Alkermes, following Alkermes’s acquisition of Elan’s Drug Technologies business), Biogen Idec and us, Alkermes consented to our sublicense of our rights under our agreements with Alkermes to Biogen Idec.  The three parties agreed to set up a committee to coordinate activities under these agreements with respect to the development, supply and commercialization of the licensed products for Biogen Idec's territory. The Consent Agreement also amended our agreements with Alkermes by, among other things, permitting us to allow Biogen Idec to grant sublicenses to certain unaffiliated distributors, permitting us to allow Biogen Idec to package the licensed products and to work directly with Alkermes with respect to certain supply-related activities, and requiring Alkermes to facilitate the qualification of an alternate supplier of the licensed products under certain circumstances.

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

Qutenza and NP-1998

We acquired Qutenza from NeurogesX in 2013.  NeurogesX had discontinued active promotion of Qutenza by the time of our purchase, but we re-launched the product in January 2014 using our existing commercial organization, including our specialty neurology sales force.  We rely on third parties to manufacture Qutenza patches, to supply the active pharmaceutical ingredient and inactive ingredients, and to package the product.  We currently have a contract with the Qutenza patch manufacturer and the supplier of the gel used with the patches but not the supplier of active pharmaceutical ingredient or the packager.

We believe NP-1998 has key advantages over the Qutenza patch, and we believe NP-1998 has the potential to treat multiple neuropathies.  However, as described above, in connection with our recent evaluation and reprioritization of our research and development pipeline, we have no current plans to invest in further development of NP-1998 for neuropathic pain.

Post-Stroke/Dalfampridine

In December 2014, we announced that the first patient has been enrolled in a Phase 3 clinical trial evaluating the use of dalfampridine administered twice daily (BID) to improve walking in people who are suffering from chronic post-stroke walking deficits (PSWD) after experiencing an ischemic stroke.

We have been exploring a once-daily (QD) formulation of dalfampridine for use in the chronic post-stroke clinical program.  Based on the results of an in-vitro alcohol dose dumping study and a subsequent fed-fasted study, we determined that the initial QD formulation that we had been developing with an external partner was not practical for further testing.  We are working with different external partners to develop a new QD formulation that could be included in future post-stroke studies.

We have granted Alkermes plc a right of first refusal to be our primary commercial supplier of the initial QD formulation.  Should we complete development of and receive FDA approval for the initial QD formulation, we would owe royalties on sales of the product to the development company under our agreements with them.  In such event, we will also owe royalties to Alkermes on sales of the product under our existing agreements with Alkermes.

CVT-301 and ARCUS Technology

Our acquisition of Civitas included its 90,000 square foot subleased manufacturing facility located in Chelsea, Massachusetts.  The facility was built specifically for the commercial-scale manufacture of ARCUS products.  Prior Civitas’s acquisition of this facility from Alkermes, the facility produced more than 36 million human doses of ARCUS-based products for use in clinical trials by Alkermes’s collaborator in indications other than PD. Civitas subsequently took steps to recommission the facility, which has been certified by the EU regulatory authority (known as the Qualified Person, or QP, audit). Civitas has produced GMP-quality human doses of CVT-301 for Phase 1 and Phase 2 clinical trials, is now producing GMP-quality CVT-301 powder for our ongoing Phase 3 clinical trial. As we are already at commercial scale, we believe that this will support rapid commercialization should we receive marketing approval from the FDA.

The ARCUS dry powder aerosol particles are generated by applying our proprietary and multi-step spray drying process to active pharmaceutical ingredient. The application of spray drying in the pharmaceutical industry is highly specialized, and the process of manufacturing ARCUS particles requires significant expertise in dry powder manufacture and handling and capsule filling.

We have developed mature quality systems to support commercial production. We have manufactured drug product at research scale and we believe that we have the expertise to transfer to large, commercial scale while maintaining all relevant drug product attributes. Consequently, we believe that we will be able to ensure reliable production that meets the requirements of the FDA and other regulatory agencies.

All CVT-301 dry powder inventory has been manufactured in-house using our GMP process. Current data supports CVT-301 as a room temperature stable product. We have finalized drug formulation and fill weight and have also implemented final design changes for the inhaler, for which commercial molds have been produced. All raw materials used for CVT-301 manufacture are standard in pharmaceutical production. Our manufacturing team is led by individuals who are highly experienced with manufacturing of ARCUS products and other commercial products. Many of the individuals who lead our manufacturing previously manufactured ARCUS products at this facility for Alkermes.

Our proprietary inhalers are manufactured by contract manufacturers using standard manufacturing processes. We own the molds and design history files for the inhalers. The inhalers are shipped fully-assembled to us. Final design changes for the inhaler for our Phase 3 clinical trial and anticipated commercial launch have been implemented, and the molds have been produced.

Plumiaz

We rely on third parties for the manufacturing and packaging of this product, the nasal delivery device, and the supply of the active pharmaceutical ingredient.  For commercial product, if we receive FDA approval, we have identified a potential manufacturer and potential suppliers, but we have not yet entered into any manufacturing or supply agreements with these companies and we cannot be certain that we can reach agreement with these companies on reasonable terms, if at all.

Cimaglermin alfa (previously GGF2)

We have completed a Phase 1 clinical trial of cimaglermin alfa, which we previously referred to as GGF2, in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  In October 2013, we announced that the first patient had been enrolled in a second clinical trial of cimaglermin.  This Phase 1b single-infusion trial in people with heart failure is assessing tolerability of three dose levels of cimaglermin, which were tested in the first trial, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional non-clinical data with the FDA.  In April 2014, we announced that we had completed this review and recruitment was thereafter resumed.  We expect to complete this trial in the second half of 2015.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

We contracted with CMC ICOS Biologics in 2008 to produce and purify cimaglermin bulk material under cGMPs.  Acorda and CMC ICOS Biologics have jointly developed analytical and characterization assays to support the manufacture of cimaglermin.  The details of the manufacturing and purification processes and data from the analytical assays were provided to FDA in an IND application in March 2010.  This drug substance was generated to support Good Laboratory Practices, or GLP, safety and toxicology and to support drug product manufacturing.

The final drug product for cimaglermin for clinical studies was produced at Althea Technologies under a Product Development and Clinical Supply Agreement signed in 2009, using material produced by CMC Biologics described above.  The filling process and testing of the filled product was submitted to FDA as part of an IND application that was originally filed in March 2010.

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

In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory clinical, imaging and biomarker measures. We announced top-line safety and tolerability results in February 2015. The trial, which followed participants for up to six months after receiving a single dose of rHIgM22, found no dose-limiting toxicities at any of the five dose levels studied.  Additional data from this trial will be presented at future medical meetings. Based on these data, we intend to advance clinical development of rHIgM22 for MS.  We are currently developing the protocol for our next Phase 1 clinical trial of rHIgM22. The data from the completed trial will help inform the design of the next trial, which we expect will enroll people with MS who are experiencing an active relapse.  We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions.

Other Products in Development

We have established the internal capability to manufacture research quantities of antibody and protein product candidates.

Intellectual Property

We have patent portfolios relating to:  Ampyra/aminopyridines; CVT-301 and the ARCUS technology; cimaglermin alfa (previously GGF2)/neuregulins; remyelinating antibodies/antibodies relating to nervous system disorders; chondroitinase; Plumiaz/diazepam nasal spray; and Qutenza and NP-1998/topical capsaicin formulations.  These portfolios are comprised of both our own and in-licensed patents and patent applications. Our intellectual property also includes copyrights, confidential and trade secret information as well as a portfolio of trademarks.

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

•
The fifth, which issued in March of 2014, is U.S. Patent No. 8,663,685 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  Absent patent term adjustment, the patent is set to expire in 2025.

In 2014, we received eight Paragraph IV Certification Notice Letters from generic drug manufacturers advising that they had submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to these filings, we filed lawsuits against all of these companies alleging multiple counts of patent infringement.  This litigation is further described below in Part I, Item 3 of this report.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notice Letters.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

On February 10 and 27, 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents. We will oppose the requests to institute these two IPRs, and if they are allowed to proceed, we will oppose the full proceedings. The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

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

CVT-301 and ARCUS Technology

The intellectual property portfolio that we acquired with Civitas has over 100 issued U.S. and foreign patents relating to CVT-301 and the ARCUS technology.  This includes over 15 issued U.S. patents relating to CVT-301 directed to compositions of the drug product, the inhaler, methods of delivery of L-dopa, and manufacturing processes.  The latest of the issued patents expires in 2032.

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

Cimaglermin alfa (previously GGF2)/Neuregulins

We are the exclusive licensee under a license agreement with Paion AG (formerly CeNeS Pharmaceuticals, plc), of its worldwide portfolio of patents, patent applications and IP rights related to products of neuregulin genes, including cimaglermin alfa (which we previously referred to as GGF2). Collectively, these patents claim the use of particular neuregulins to treat various pathophysiological conditions, particularly uses to stimulate myelinating cells in order to treat conditions of the central and peripheral nervous system that involve demyelination. These patents also claim a number of additional potential uses of neuregulins, including stimulation of growth in cardiac and mammalian muscle cells, as well as treating cardiac failure, ischemic brain events, peripheral neuropathy and nerve injury.

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

In addition, we entered into a Supply Agreement with Elan as part of the acquisition.  This agreement is now with Alkermes due to Alkermes’s 2011 acquisition of Elan’s Drug Technologies business.  Under this agreement, Zanaflex Capsules are manufactured for us by Alkermes using Alkermes's proprietary SODAS® technology and proprietary information. This proprietary technology is owned by Alkermes and, in the event Alkermes ceases to manufacture Zanaflex Capsules, Alkermes has agreed to grant us a royalty-free, fully paid-up license of its manufacturing know-how and other information and rights related to the production of Zanaflex Capsules, including a license to use its SODAS technology for specified purposes. We have the right to sublicense this know-how to a third-party manufacturer, so long as this third party is not a technological competitor of Alkermes.

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

Qutenza and NP-1998/Topical Capsaicin Formulations

We have commercialization and development rights for Qutenza and NP-1998 in the U.S., Canada, Latin America and certain other territories.  In the U.S., we have one Orange Book-listed patent for Qutenza, which is U.S. Patent No. 6,239,180.  This patent is set to expire in 2016, absent any Hatch-Waxman extension for regulatory delays.  Qutenza has Orphan Drug designation which gives it marketing exclusivity in the U.S. until 2016.

There are granted U.S. patents which include claims directed to NP-1998 providing coverage until April 2027.  There is also a pending U.S. patent application and pending foreign patent applications which, if granted, would expire in 2024.

Trademarks

In addition to patents, our intellectual property portfolio includes registered trademarks, along with pending trademark applications.  We own several registered trademarks in the U.S. and in other countries.  These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Ampyra,” “Zanaflex,” “Zanaflex Capsules,” “Qutenza” and “ARCUS.” We also have trademark registrations for “Fampyra” and “Kampyra” and pending trademark applications therefore, in numerous foreign jurisdictions.  In addition, our trademark portfolio includes several trademark registrations and pending trademark applications for potential product names and for disease awareness activities.

Competition

The market for developing and marketing pharmaceutical products is highly competitive. We are aware of many biotechnology and pharmaceutical companies that are engaged in development and/or marketing of therapeutics for a broad range of CNS conditions, including multiple sclerosis, or MS, stroke, Parkinson’s disease, or PD, epilepsy, heart failure, and spinal cord injury. Many of our competitors have substantially greater financial, research and development, human and other resources than we do. Furthermore, many of these companies have significantly more experience than we do in preclinical testing, human clinical trials, regulatory approval procedures and sales and marketing.

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

Ampyra could become subject to competition from generic drug manufacturers.  In 2014, we received eight Paragraph IV Certification Notice Letters from generic drug manufacturers advising that they had submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents. In response to these filings, we filed lawsuits against all of these companies alleging multiple counts of patent infringement.  As a result of our filing these lawsuits, there is a statutory stay that restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date. Patent litigation involves complex legal and factual questions.

On February 10 and 27, 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents. We will oppose the requests to institute these two IPRs, and if they are allowed to proceed, we will oppose the full proceedings. The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

We may expect to devote significant resources to thelawsuits and legal proceedings described in the preceding paragraphs, and if we are not successful our business could be materially harmed.  We can provide no assurance concerning the duration or the outcome of these lawsuits and legal proceedings

Zanaflex/Spasticity

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

In 2012 Apotex Inc. launched generic tizanidine hydrochloride capsules, in 2012 we also launched an authorized generic version of Zanaflex Capsules under our agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), and in 2013 Mylan Laboratories Limited launched generic tizanidine hydrochloride capsules.  Other generic companies may also seek approval for their own generic tizanidine hydrochloride capsules.  In addition, several companies have reported that they are working on potential new delivery formulations of tizanidine hydrochloride. Our net revenue from Zanaflex Capsules has declined significantly due to competition from existing generic versions, and we expect it will continue to decline in 2015 and beyond due to competition from existing and potentially other generic versions.

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

CVT-301/Parkinson’s disease

We believe that the main competitors for CVT-301 are therapies that can limit the occurrence of OFF episodes and other therapies for the on-demand treatment of OFF episodes. These therapies include both pharmacotherapies and invasive therapies for advanced patients such as deep brain stimulation that may be used in less advanced Parkinson’s disease patients. Pharmacotherapies that can maintain consistent plasma concentration of L-dopa over extended durations could reduce the occurrence of motor fluctuations and thus reduce the need for on-demand treatments for OFF episodes such as CVT-301. Approaches to achieve consistent L-dopa plasma concentrations include new formulations of LD/CD, a combination of L-dopa and an inhibitor of DOPA decarboxylase (an enzyme found throughout the body) referred to as carbidopa, such as extended-release and intestinal infusions, and therapies that prolong the effect of L-dopa. Impax Laboraties has received FDA approval for RYTARY, an extended-release formulation of oral LD/CD, and extended release formulations of oral and patch LD/CD are being developed by others including Impax Depomed Inc. and NeuroDerm Ltd.  Also, Abbvie Inc. has developed a continuous administration of a gel-containing L-dopa through a tube that is surgically implanted into the intestine is being developed by AbbVie Inc. This therapy, known as Duopa, has been approved by the FDA and is approved in the EU. Additionally, new formulations of dopamine agonist therapies (such as pramipexole and rotigotine) may be developed that can further prolong the effect of LD/CD regimens and reduce the frequency of motor fluctuations.

If approved for the treatment of OFF episodes, CVT-301 would compete against on-demand therapies that aim to specifically address OFF episodes. At this time, Apokyn, an injectable formulation of apomorphine, is the only therapy approved for the treatment of OFF episodes. Apokyn was approved for this use in the United States in 2004 and in Europe in 1993. A sublingual, or under the tongue, formulation of apomorphine which is being developed by Cynapsus Therapeutics, Inc. is currently in clinical development for this indication.

One or more of our competitors may utilize their expertise in pulmonary delivery of drugs to develop and obtain approval for pulmonary delivery products that may compete with CVT-301 and any other of our other ARCUS technology product candidates. These competitors may include smaller companies such as Alexza Pharmaceuticals, Inc., MannKind Corporation, Pulmatrix, Inc. and Vectura Group plc and larger companies such as Allergan, Inc., GlaxoSmithKline plc and Novartis AG. If approved, our product candidates may face competition in the target commercial areas.

Plumiaz/Seizure Clusters or Acute Repetitive Seizures

Plumiaz (Diazepam Nasal Spray) is a proprietary nasal spray formulation of diazepam that we are developing as a treatment for the management of selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity, also known as seizure clusters or acute repetitive seizures, or ARS.  Currently, the only approved outpatient treatment for people who experience this type of seizure activity is diazepam rectal gel, a rectally administered gel formulation of diazepam.  Diazepam is also available in other formulations, such as intramuscular and intravenous formulations for use in certain indications.  Our current understanding is that many patients would prefer a therapeutic product delivered intranasally rather than delivery options of rectal or intramuscular administration, but we cannot be certain that physicians would prescribe Plumiaz in preference over other available formulations of diazepam or other products.  Also, if we obtain FDA approval for and launch Plumiaz for the treatment of patients who require intermittent use of diazepam to control bouts of increased seizure activity, it may be more expensive than some or all of the generic or branded versions of diazepam otherwise available.  Furthermore, we are aware that Meridian Medical Technologies (a Pfizer subsidiary) is developing an intramuscular auto-injector for diazepam, Upsher Smith is developing a nasal delivery form of midazolam, and Alexza is developing an inhaled version of alprazolam for use by patients who experience ARS, each of which could have a labeled indication similar to Plumiaz.  Plumiaz could be subject to substantial competition from these potential products, depending on whether and when they receive FDA approval, their cost, their labeled indications, patient acceptance, and other factors.  Additionally, in May 2013, the diazepam auto-injector from Meridian Medical Technologies received orphan drug designation for the management of selected, refractory patients with epilepsy on stable regimens of antiepileptic drugs, who require intermittent use of diazepam to control bouts of increased seizure activity. The product is still in clinical development and has not been approved yet. If this product receives FDA approval before Plumiaz, Plumiaz will be excluded from the market for seven (7) years unless we are able to prove to the FDA that the nasal spray is clinically superior to the intramuscular diazepam auto-injector or offers a major contribution to patient care relative to the auto-injector for the same therapeutic indication.

In addition to these examples, there are other companies with early stage development programs for the treatment of epilepsy, including breakthrough seizures, seizure clusters or acute repetitive seizures, that could compete with Plumiaz in the future.

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

Also, unlike our other products, Qutenza may be administered only by a health care professional in an office, clinic, or hospital setting.  For this reason, it is treated as a “buy-and-bill” product by most payers, including most Medicare programs, Medicaid programs, and private payers.  Buy-and-bill products must be purchased by health care providers before they can be administered to patients.  Health care providers subsequently must seek reimbursement for the product from the applicable third party payer such as Medicaid or a health insurance company. Health care providers may be reluctant to administer Qutenza because they would have to fund the purchase of the product and then seek reimbursement (which may differ somewhat from their purchase price), or because they do not want the additional administrative burden required for the product.

Government Regulation

FDA Regulation of Drugs and Drug Product Approval

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

In the U.S., Ampyra, Zanaflex Capsules, Zanaflex tablets, Qutenza, and our product candidates are regulated by the FDA as drugs. Some of our product candidates are potentially regulated both as drugs and as biological products. Drugs are subject to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations of the FDA. Biologics are regulated under both the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, as amended, and the regulations of the FDA.  Both drugs and biologics are also subject to other federal, state, and local statutes and regulations. Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA's and other health authorities' delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Similar civil or criminal penalties could be imposed by other government agencies or agencies of the states and localities in which our products are tested, manufactured, sold or distributed.

The process required by the FDA under these laws before our product candidates may be marketed in the U.S. generally involves the following:

•	preclinical laboratory and animal tests;

•	submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may begin;

•
completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug, or the safety, purity, and potency of the proposed biologic, for each intended use;

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

Preclinical studies include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its safety and potential efficacy. The results of the preclinical studies, together with manufacturing information, analytical data and any available clinical data or literature must be submitted to the FDA as part of an IND application. The IND sponsor may initiate clinical trials 30 days after filing the IND application, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Further, an independent Institutional Review Board, or IRB, charged with protecting the welfare of human subjects involved in research at each medical center proposing to conduct the clinical trials must review and approve any clinical trial before it commences at that center.  The IRB(s) must continue to monitor the trial until its completion. Many studies also employ a data safety monitoring board, or DSMB, with experts who are otherwise independent of the conduct of the study and are given access to the unblinded study data periodically during the study to determine whether the study should be halted.  For example, a DSMB might halt a study if an unacceptable safety issue emerges, or if the data showing the effectiveness of the study drug would make it unethical to continue giving patients placebo.  Study subjects must provide informed consent before their participation in the research study.

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

Before proceeding with a Phase 3 trial, sponsors may seek a written agreement from the FDA regarding the design and size of clinical trials intended to form the primary basis of an effectiveness claim. This is known as a Special Protocol Assessment, or SPA.  SPAs help establish up front agreement with the FDA about the adequacy of the design of a clinical trial, but the agreement is not binding if the sponsor and the FDA agree in writing or if a substantial scientific issue essential to determining the safety or effectiveness of the drug is identified after the testing has begun. In addition, even if an SPA remains in place and the trial meets its endpoints with statistical significance, the FDA could determine that the overall balance of risks and benefits for the product candidate is not adequate to support approval, or only justifies approval for a narrow set of clinical uses or approval with restricted distribution or other burdensome post-approval requirements or limitations.

Federal and state law requires the submission of registry and results information for most clinical trials to a publicly available database at www.clinicaltrials.gov. These requirements generally do not apply to Phase 1 clinical trials.

U.S. law requires that trials conducted to support approval for product marketing be "adequate and well controlled." This entails a number of requirements, including that there is a clear statement of objects and methods in the protocol, the study design permits a valid comparison with a control (e.g., a placebo, another drug already approved for the studied condition, or a non-concurrent control such as historical data), and that the statistical methods used to analyze the data are adequate to assess the effects of the drug. Studies must also be conducted in compliance with Good Clinical Practice, or GCP, requirements.

We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA, the IRBs or the DSMB may prevent clinical trials from beginning or may place clinical trials on hold or terminate them at any point in this process if, among other reasons, they conclude that study subjects or patients are being exposed to an unacceptable health risk.

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

Each domestic and foreign manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA or BLA and must be registered with the FDA. The application will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug or biological product, and determines that the facility is in compliance with current Good Manufacturing Practice, or cGMP, requirements. If the manufacturing facilities and processes fail to pass the FDA inspection, we will not receive approval to market these products, or approval may be delayed until the manufacturing issues are resolved. The FDA may also inspect clinical trial sites and will not approve the product unless the clinical studies have been conducted in compliance with GCP.

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees could be significant.

Once an NDA or BLA is submitted for FDA approval, the FDA will accept the NDA or BLA for filing if deemed complete, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable.  The FDA has established performance goals for the review of NDAs and BLAs:  six months for priority applications and 10 months for regular applications, with two additional months added to each period for new molecular entities. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if favorable, often is not an actual approval but an “action letter” or “complete response letter” that describes additional work that must be done before the application can be approved. This additional work could include substantial additional clinical trials. The FDA's review of an application may involve review and recommendations by an independent FDA advisory committee.

The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional preclinical or clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If the FDA approves a product, it will limit the approved therapeutic uses for the product as described in the product labeling, may require that contraindications or warning statements be included in the product labeling, may require that additional post-approval studies or clinical trials be conducted as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk evaluation and mitigation strategy, or REMS, or may otherwise limit the scope of any approval. Under a REMS, the FDA may impose significant restrictions on distribution and use of a marketed product, may require the distribution of medication guides to patients and/or healthcare professionals or patient communication plans, and may impose a timetable for submission of assessments of the effectiveness of a REMS. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market.

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

Post-Approval Regulation

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including requirements relating to record-keeping, labeling, packaging, reporting of adverse experiences and other reporting, advertising and promotion, labeling, distribution, GMPs, and import/export. The FDA's rules for advertising and promotion require, among other things, that we not promote our products for unapproved uses and that our promotion be fairly balanced and adequately substantiated. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug, require post-approval studies or clinical trials, or impose a REMS post-approval if it becomes aware of new safety information that the agency believes impacts the drug’s safety profile. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Foreign drug manufacturers must comply with similar local requirements and may be subject to inspections by FDA or local regulatory agencies.  We cannot be certain that we or our present or future suppliers will be able to comply with the cGMPs and other regulatory requirements. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

In addition to inspections related to manufacturing, we are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to the other regulatory requirements that apply to marketed drugs manufactured or distributed by us. The FDA also may conduct periodic inspections regarding our review and reporting of adverse events, or related to compliance with the requirements of the PDMA concerning the handling of drug samples. When the FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations, or FDA Form 483. The observations may be more or less significant. If we receive a notice of inspectional observations, we likely will be required to respond in writing, and may be required to undertake corrective and preventive actions in order to address the FDA's concerns.  Failure to address the FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions.

We and our product candidates are also subject to a variety of state laws and regulations in those states or localities where they are or will be marketed, or where we may have operations. For example, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in that state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state.  Federal law and some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including requirements for the development of systems capable of tracking and tracing product as it moves through the distribution chain. Any applicable federal, state or local regulations may hinder our ability to market, or increase the cost of marketing, our products in those states or localities.

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

Some other jurisdictions have orphan drug rules and offer similar incentives.  In the EU, for example, a designated orphan drug benefits from free scientific advice and reduced application fees.  Moreover, an approved orphan drug benefits from a 10-year exclusivity period, during which regulators can neither accept nor approve applications for similar medicinal products for the same indication, unless there are insufficient supplies of the approved orphan drug or the similar product is safer, more effective or otherwise clinically superior than the approved orphan drug.  Under the EU system, however, the Committee for Orphan Medicinal Products, or COMP, will reassess orphan status in parallel with the European Medicines Agency’s assessment of the marketing authorization application and the COMP can recommend that orphan status is removed if the product no longer meets the relevant criteria.

Generic Drugs, AB Ratings and Pharmacy Substitution

Generic drugs are approved through an abbreviated regulatory process, which differs in important ways from the process followed for innovative products. For generic versions of drugs subject to an NDA, an abbreviated new drug application, or ANDA, is filed with the FDA. The ANDA must seek approval of a product candidate that has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as a so-called "reference listed drug" approved pursuant to a full NDA. Only limited exceptions exist to this ANDA sameness requirement, including certain limited variations approved by the FDA through a special suitability petition process. ANDA applicants are not required to submit clinical data to demonstrate safety and efficacy.  Instead, FDA relies on its findings of safety and effectiveness of the reference listed drug to approve the ANDA.  As a result, the law requires the ANDA applicant submit only limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at a rate and extent consistent with that of the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug.

Under the Federal Food, Drug, and Cosmetic Act, drugs that are new chemicals entities, or NCEs, are eligible for a five-year data exclusivity period. During this period, FDA may not accept for review an ANDA submitted by another company that relies on any of the data submitted by the innovator company.  This exclusivity period also applies to “505(b)(2)” applications, which are a hybrid application that relies in-part on pioneer data and in-part on new clinical data submitted to account for differences between the 505(b)(2) product and the reference listed drug.  However, an ANDA (or 505(b)(2) application) may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The statute also provides three years of data exclusivity for an NDA (or NDA supplement) that is not an NCE if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed essential to approval. During this period, FDA will not approve an application filed by a third party for the protected conditions of use that relies on any of the data that was submitted by the innovator company. Neither exclusivity period blocks the approval of full applications (i.e., full NDAs) submitted to FDA that do not rely on the pioneer’s data.

Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed.  If the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time after receiving notice of the patent certification, an automatic stay bars FDA approval of the ANDA for 30 months, which period may be extended under certain circumstances.  The length of the automatic stay depends on whether the FDA classifies the reference listed drug as an NCE, as follows:

•
If the FDA does not classify the reference listed drug as an NCE, then the automatic stay is for 30 months from the date that the manufacturer of the reference listed drug receives the patent certification described above.

•
If the reference listed drug is classified by the FDA as an NCE, then the timing of the automatic stay depends on when the ANDA is filed, as well as when the manufacturer of the reference listed drug receives the patent certification described above.  No company can file an ANDA on a reference listed drug that FDA has designated as an NCE until five years after the reference listed drug’s FDA approval, except that an ANDA may be submitted four years after the reference listed drug’s FDA approval if the ANDA contains the patent certification described above.  If the ANDA is filed five or more years after FDA approval of the NCE, then the 30 month stay is applicable.  However, if an ANDA is filed in between the fourth and fifth years after FDA approval of the NCE, the automatic 30 month stay is extended by a number of months equal to the number of months remaining in the fifth year after approval of the reference listed drug, providing a total of up to a 42 month stay.

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

Requirements Applicable to Medical Devices in the United States

The FDA regulates, among other things, the development, testing, manufacturing, labeling, marketing, and distribution of medical devices.  The level of regulation applied by the FDA generally depends on the class into which the medical device falls: Class I, II, or III.  Class I medical devices present the lowest risk, and Class III medical devices present the highest risk. In general, the higher class of device, the greater the degree of regulatory control. All devices, for example, are subject to “General Controls,” which include:

•	Establishment registration by manufacturers, distributors, re-packagers, and re-labelers;

•	Device listing with FDA;

•	Good manufacturing practices;

•	Labeling regulations; and

•	Reporting of adverse events.

Class II medical devices are subject to General Controls, but also Special Controls, including special labeling requirements, mandatory performance standards, additional postmarket surveillance, and specific FDA guidance. Most Class III medical devices are assessed individually through an extensive Premarket Review application, or PMA.  As a result, although they are subject to General Controls, they generally are not subject to Special Controls.  Instead, most Class III devices have additional requirements and conditions of use imposed on them through the individualized PMA review and approval process.

Most Class I devices are exempt from the FDA premarket review or approval. With some exceptions, Class II devices may be marketed only if the FDA “clears” the medical device through the 510(k) process, which requires a company to show that the device is “substantially equivalent” to certain devices already on the market. Again with some exceptions, Class III devices are approved through a PMA, which generally requires an applicant to submit data from clinical trials that establish the safety and effectiveness of the device. Clinical data are sometimes required for a 510(k) application as well. Manufacturers conducting clinical trials with medical devices are subject to similar requirements as those conducting clinical trials with drugs or biologics. For example, a manufacturer must obtain an investigational device exemption, or IDE, to test a significant risk device in humans, must comply with GCPs, and must obtain IRB approval.

The FDA has broad post-market regulatory and enforcement powers with respect to medical devices, similar to those for drugs and biologics. For example, medical devices are subject to detailed manufacturing standards under the FDA’s quality systems regulations, or QSRs, and specific rules regarding labeling and promotion. Medical device manufacturers must also register their establishments and list their products with the FDA.

States also impose regulatory requirements on medical device manufacturers and distributors, including registration and record-keeping requirements.  Failure to comply with the applicable federal and state medical device requirements could result in, among other things, refusal to approve or clear pending applications, withdrawal of an approval or clearance, warning letters, product recalls, product seizures, total or partial suspension of production, fines, refusals of government contracts, restitution, disgorgement, or other civil or criminal penalties.

Biosimilars

The Affordable Care Act amended the Public Health Service Act to authorize the FDA to approve “biosimilars” via a separate, abbreviated pathway.  Under this abbreviated pathway, the biosimilar applicant must demonstrate that its product is “highly similar” to the “reference product,” and that there are no “clinically meaningful differences” between the biosimilar and the reference product.  Unlike ANDAs, biosimilars are not, in general, automatically substitutable for the reference product at the pharmacy.  Instead, FDA must make a separate finding of “interchangeability,” and the various state laws regarding pharmacy substitution of “interchangeable” and “non-interchangeable” biosimilars is as yet unsettled.

The Affordable Care Act also established a period of 12 years of data exclusivity against biosimilars for reference products in order to preserve incentives for future innovation. Under this framework, data exclusivity protects the data in the BLA-holders’s regulatory application by prohibiting others, for a period of 12 years, from gaining FDA approval based in part on reliance on or reference to the reference product’s data in its approved BLA.  In contrast to the provisions for NDAs, the biologics data exclusivity provisions do not change the duration of patents granted on biologic products, or otherwise create an “automatic stay” of FDA approval of a biosimilar.  If our product candidates are approved as biologics, they may face significant competition from biosimilars in the future.

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

Other Regulations

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation and oversight by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act and the False Claims Act, and are affected by the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended.  For products to be covered by Medicaid, drug manufacturers must enter into a rebate agreement with the Secretary of Health and Human Services on behalf of the states and must regularly submit certain pricing information to CMS.  For products to be made available to authorized users of the Federal Supply Schedule administered by the Department of Veterans Affairs, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Administration and the Department of Defense, or DOD, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid.  In addition, under legislative changes made in 2009, discounted prices must also be offered for certain DOD purchases for its TRICARE retail pharmacy program via a rebate system.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

Under the Sunshine Act provisions of the Affordable Care Act, or ACA, pharmaceutical manufacturers are subject to federal reporting and disclosure requirements with regard to payments or other transfers of value made to physicians and teaching hospitals.  Reports submitted under these requirements will be placed on a public database. Pharmaceutical manufacturers are required to submit reports to CMS annually. Similarly, pharmaceutical manufacturers are required to annually report to FDA samples of prescription drugs requested by and distributed to healthcare providers.  The law does not state whether these sample disclosures will be made publicly available, and the FDA has not provided any additional guidance as to how the data will be used.

Our research and development and manufacturing activities are subject to numerous environmental, health and safety laws and regulations, including, among other matters, those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous substances; the exposure of persons to hazardous substances; the release of pollutants into the air and bodies of water; and the general health, safety and welfare of employees and members of the public. Our research and development and manufacturing activities and the activities of our third-party manufacturers involve the use of hazardous substances, and the risk of injury, contamination or noncompliance with the applicable environmental, health and safety requirements cannot be eliminated. We may incur significant costs to comply with such laws and regulations now or in the future. Although compliance with such laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position, environmental, health and safety laws and regulations have tended to become increasingly stringent and, to the extent legal or regulatory changes occur in the future, they could result in, among other things, increased costs to us.

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

Under the reimbursement methodology set forth in the Medicare Modernization Act, or MMA, physicians are reimbursed for drugs they administer to Medicare beneficiaries based on a product's "average sales price," or ASP. This ASP-based reimbursement methodology has generally led to lower reimbursement levels. The MMA also established the Medicare Part D outpatient prescription drug benefit, which is provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers.  The ACA requires drug manufacturers to provide a 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.”

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

EMPLOYEES

As of February 19, 2015, we had 489 employees. Of the 489 employees, 114 perform research and development activities, including preclinical programs, clinical trials, regulatory affairs, biostatistics, and drug safety, and 375 work in sales, marketing, managed markets, business development, manufacturing, technical operations, medical affairs, communications, and general and administrative.

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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (http://www.acorda.com under the “Investors” and then "SEC Filings" captions) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (SEC).  Also, the SEC allows us to “incorporate by reference” some information from our proxy statement for our 2015 Annual Meeting of Stockholders, rather than repeating that information in this report. We intend to file our 2015 Proxy Statement within 120 days after the end of our 2014 fiscal year, in accordance with SEC rules and regulations, and we recommend that you refer to the information that we indicate will be contained in our 2015 Proxy Statement.

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

Risks related to our business

We have a history of operating losses and, although we were profitable in 2013 and 2014, we may not be able to sustain profitability; and we expect to be substantially dependent on revenues from the sale of Ampyra for the foreseeable future.

We will be highly dependent on the commercial success of Ampyra in the U.S. for the foreseeable future.  We currently derive substantially all of our revenue from the sale of Ampyra, and we believe that sales of Ampyra will continue to constitute a significant and growing portion of our total revenue for the foreseeable future. We may be unable to meet our expectations with respect to Ampyra sales and/or sustain profitability and positive cash flow from operations.

As of December 31, 2014, we had an accumulated deficit of approximately $220.4 million. We had net income of $17.7 million for the year ended December 31, 2014, $16.4 million for the year ended December 31, 2013, and $155.0 million for the year ended December 31, 2012, which included a tax benefit recorded for a release of our deferred tax asset valuation allowance. However, prior to 2011 we had operating losses each year since inception.  Our operating losses resulted from our significant expenses relating to clinical development, research and development, general and administrative, sales, managed markets and marketing, medical affairs and business development. We may not sustain profitability because we expect to continue investing significant amounts to market our approved products, to continue product development and research and development activities, and, potentially, to acquire new products and product candidates.

Our prospects for sustaining profitability will depend primarily on how successful we are in:

•
increasing our sales levels for Ampyra in the U.S. and supporting Biogen Idec’s efforts to successfully obtain and maintain regulatory approval for Fampyra (as Fampridine Prolonged Release tablets) in the EU and other markets outside the U.S.;

•
expanding the dalfampridine franchise, such as through our program evaluating the use of dalfampridine (BID) to improve walking in people who are suffering from chronic post-stroke walking deficits (PSWD) after experiencing an ischemic stroke;

•
successfully advancing our late-stage clinical development programs for new product candidates, including in particular our program to develop CVT-301 for the treatment of OFF episodes in Parkinson’s disease, acquired with our purchase of Civitas in 2014, and our program to develop Plumiaz as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience seizure clusters or acute repetitive seizures;

•	continuing to advance our other clinical development programs, including our rHIgM22 and cimaglermin alfa (previously GGF2) programs;

•	continuing to develop our preclinical product candidates and advance them into clinical trials; and

•	evaluating and potentially expanding our product development pipeline through the potential in-licensing and/or acquisition of additional products and technologies.

If we are not successful in executing our business plan, we may not sustain profitability and even if we sustain profitability we may not meet sales expectations. Also, even if we are successful in executing our business plan, our profitability may fluctuate from period to period due to our level of investments in sales and marketing, research and development, and product and product candidate acquisitions.  For example, in 2015 we expect to invest a significant amount to support several clinical trial programs.

The continued commercial success of Ampyra, and the success of any future products, are highly dependent on market acceptance among physicians, patients and the medical community, adequate reimbursement by government and other third-party payers, and other factors.

In general, the success of our products is subject to numerous factors, some of which are not within our control, including the following:

•	the effectiveness of our sales, managed markets and marketing efforts;

•
the acceptance of Ampyra and our other products in the medical community, particularly with respect to whether physicians and patients view Ampyra and our other products as safe and effective for its labeled indication, and whether it has an acceptable benefit-to-risk profile, and the rate of adoption by healthcare providers and the target population of patients;

•	the availability of adequate reimbursement by third-party payers;

•	the continued use of compounded 4-AP instead of Ampyra, available through pharmacies in the U.S. and elsewhere that engage in compounding;

•	the occurrence of any side effects, adverse reactions or misuse (or any unfavorable publicity relating thereto) stemming from the use of Ampyra or our other products;

•
the development of products that compete with or are an alternative to Ampyra or our other products as therapies for the treatment of underlying medical conditions or their symptoms, the timing of market entry for those competing or alternative products, the perceived advantages of competing or alternative therapies over our products, and the pricing of our products as compared to the pricing of those competing or alternative products; and

•	the loss of intellectual property protection for our products, which would enable generic competition.

Market acceptance of our products and product candidates depends on the benefits of our products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness and our ability to demonstrate these benefits to physicians and patients.  Market acceptance also depends on the pricing of our products and the reimbursement policies of government and third-party payers, as well as on the effectiveness of our sales and marketing activities. Physicians may not prescribe our products, and patients may determine, for any reason, that our products are not useful to them.  For example, physicians may not believe that the benefits of Ampyra or our other products are meaningful for patients.  As described below in these risk factors, FDA-approved product labeling for Ampyra is limited and may harm its market acceptance.  Also, if Ampyra is not listed on the preferred drug lists of third-party payers, or Ampyra is on the preferred drug list but subject to unfavorable limitations or preconditions or in disadvantageous positions on tiered formularies, our sales may suffer.

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

In general, under the Internal Revenue Code of 1986, as amended, a corporation is subject to limitations on its ability to utilize net operating losses, or NOLs, to offset future taxable income. As of December 31, 2014, we had approximately $215 million of NOLs available to reduce taxable income in future years.  Losses for federal income tax purposes can generally be carried forward for a period of 20 years.  We believe it is more likely than not that we will use these net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards could expire before we generate sufficient taxable income.

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

We are subject to income taxes, as well as non-income based taxes, in both the United States and Puerto Rico.  Significant judgment is required in determining our tax liabilities.  Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements.  If the Internal Revenue Service, or other taxing authority, disagrees with the positions taken by us, we could have additional tax liability, and this could have a material impact on our results of operations and financial position.  In addition, the United States government may adopt tax reform measures that significantly increase our worldwide tax liabilities, which could materially harm our business, financial condition and results of operations.

We operate in the highly-regulated pharmaceutical industry.

Our research, development, preclinical and clinical trial activities, as well as the manufacture and marketing of any products that we have developed or in the future may successfully develop, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies abroad.

In order to conduct clinical trials to obtain FDA approval to commercialize any product candidate, an investigational new drug, or IND, application must first be submitted to the FDA and must become effective before clinical trials may begin. Subsequently, if the product candidate is regulated as a drug, a new drug application, or NDA, must be submitted to the FDA and approved before commercial marketing may begin.  The NDA must include the results of adequate and well-controlled clinical trials demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication.  If the product candidate, such as an antibody, is regulated as a biologic, a biologic license application, or BLA, must be submitted and approved before commercial marketing may begin.  Extensive submissions of preclinical and clinical trial data are required to demonstrate the safety, efficacy, potency and purity for each intended use. The FDA may refuse to accept our regulatory submissions for filing if they are incomplete.  Of the large number of drugs in development, only a small percentage result in the submission of an NDA or BLA to the FDA, and even fewer are approved for commercialization.

The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain.  Any regulatory approvals may be for fewer or narrower indications than we request, may include distribution restrictions, or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we institute and follow a special risk evaluation and mitigation strategy, or REMS, to monitor and manage potential safety issues, all of which may eliminate or reduce the drug's market potential. Additional adverse events that could impact commercial success, or even continued regulatory approval, might emerge with more extensive post-approval patient use.

Any product for which we currently have or may in the future obtain marketing approval is subject to continual post-approval requirements including, among other things, record-keeping and reporting requirements, packaging and labeling requirements, requirements for reporting adverse drug experiences, import/export controls, restrictions on advertising and promotion, and cGMP requirements.  All of our products and operations are subject to periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, any approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.  Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market.

We may fail to comply with existing legal or regulatory requirements or be slow to adapt, or be unable to adapt, to new legal or regulatory requirements.  We may encounter problems with our manufacturing processes, and we may discover previously unknown problems with our products.  These circumstances could result in:

•	voluntary or mandatory recalls;

•	voluntary or mandatory patient or physician notification;

•	withdrawal of product approvals;

•	shut-down of manufacturing facilities;

•	receipt of warning letters or untitled letters;

•	product seizures;

•	restrictions on, or prohibitions against, marketing our products;

•	restrictions on importation of our product candidates;

•	fines and injunctions;

•	civil and criminal penalties;

•	exclusion from participation in government programs; and

•	suspension of review or refusal to approve pending applications.

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

We have no manufacturing capabilities for our products or product candidates other than our Chelsea, Massachusetts facility used to manufacture CVT-301 and other ARCUS inhaled therapy product candidates, and we are dependent upon Alkermes and other third-parties to supply the materials for, and to manufacture, Ampyra and our other commercial products and products in development.

We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of Ampyra or our other commercial products other than our Chelsea, Massachusetts facility used to manufacture CVT-301 and other ARCUS product candidates. We rely and expect to continue to rely on third parties for the production and packaging of our commercial products, the active pharmaceutical ingredient, or API, in those products, the inactive ingredients in those products, the finished dosage forms of our products, and for the supply of materials for our research and development activities, particularly clinical trials.  In addition, due to the unique manner in which our products are manufactured, in many cases we rely on single source providers for the API or other components of, or the manufacture of, products and for materials for our research and development programs.  Our dependence on others to manufacture and provide the API and finished dosage forms for our marketed products and clinical trial materials may harm our ability to develop and commercialize our products on a timely and competitive basis.  Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

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

In addition, the manufacture and distribution of our products and product candidates, including product components such as API, is highly regulated, and any failure to comply with regulatory requirements could adversely affect our supply of products or our access to materials needed for product development.  The third parties we rely on are subject to regulatory review, and any regulatory compliance problems could significantly delay or disrupt commercialization of our products.  U.S. and foreign governments and regulatory authorities continue to propose legislative and other measures relating to the manufacture or distribution of pharmaceutical products, including revisions to current good manufacturing practices, or cGMPs.  Third party manufacturers may be unable or unwilling to comply with new legislative or regulatory measures, and/or compliance with new requirements could increase the price we must pay for our products.

The manufacturing facilities used to produce our products, including those of our third-party manfacturers and suppliers, must comply with current good manufacturing practices, or cGMPs, and will likely have to pass a pre-approval FDA inspection. Third-party manufacturers and suppliers are also subject to periodic FDA inspection for cGMP compliance. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our products or product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters, injunctions, facility shut-downs, or the loss of operating licenses. Based on the severity of the regulatory action, our clinical or commercial supplies could be interrupted or limited, which could have a material adverse effect on our business.

If any of our third party manufacturers or suppliers fails to perform their obligations to us or otherwise have an interruption in or discontinues supply to us, we may be forced to seek supply from a different third party manufacturer or supplier.  In such event, we may experience significant delays associated with finding an alternative manufacturer or supplier that is properly qualified to produce our products and product candidates or the API or other components of those products and product candidates in accordance with FDA requirements and our specifications.  This could interfere with product sales or cause interruptions of or delays in our research and development programs.  We may not be able to establish arrangements with an alternative manufacturer or supplier on reasonable terms, if at all.  In some cases, the technical skills required to manufacture our products or product candidates or the API or other components of such products or product candidates may be unique or proprietary to the original manufacturer or supplier and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a backup or alternative supplier, or we may be unable to transfer such skills at all.

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

We similarly rely on Alkermes and other third parties for the manufacture of our Zanaflex and authorized tizanidine hydrochloride generic products and the supply of tizanidine hydrochloride, Qutenza, and the API in those products.  Also, we intend to rely on third-party manufacturers to make the inhaler and to supply the API in CVT-301, and any failure by a third-party manufacturer or supplier may delay or impair our ability to complete clinical trials or commercialize CVT-301. We have manufactured the capsules containing formulized L-dopa for our preclinical studies, Phase 1 clinical trials and Phase 2 clinical trials of CVT-301 in our own manufacturing facility and expect to continue to do so for our Phase 3 clinical trial. We have relied, and we expect to continue to rely, on third-party plastic molding manufacturers for production of our CVT-301 inhalers and third-party suppliers of L-dopa, the API in CVT-301. Our reliance on third parties for the manufacture of inhalers increases the risk that we will not have sufficient quantities of our inhalers or will not be able to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. If our third-party plastic molding manufacturer fails to supply the inhalers and we need to enter into alternative arrangements with a different supplier, it could delay our product development activities, as we would have to revalidate the molding and assembly processes pursuant to FDA requirements.  If this failure of supply were to occur after we received approval for and commenced commercialization of CVT-301, we might be unable to meet the demand for this product and our business could be adversely affected. Similarly, we do not purchase the API for CVT-301 under a supply contract and  there is a risk that we will not have sufficient quantities of the API at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Similarly, if we obtain FDA approval for Plumiaz and commercialize this product, we will rely on a third party manufacturer and packager for the product and third party suppliers of the API, the nasal delivery device, and the components used in drug packaging.  Although we have identified a potential manufacturer and potential suppliers for commercial supply, we have not yet entered into any manufacturing or supply agreements with these companies for commercial supply and we cannot be certain that we can reach agreement with these companies on reasonable terms, if at all.  Also, these companies will be subject to FDA approval and we cannot be certain that the FDA would provide such approval.

If we are unable to use our Chelsea manufacturing facility for any reason, we would be unable to manufacture clinical supply of CVT-301 and, if this product is approved, commercial quantities of CVT-301 or other ARCUS inhaled therapeutic candidates for a substantial amount of time, which would harm our business.

We currently manufacture all clinical supply of CVT-301 at our own Chelsea, Massachusetts manufacturing facility that we have subleased under an operating lease that expires December 31, 2015, which we may extend for up to ten years.  We intend to manufacture all commercial supplies of CVT-301, if approved for commercial sale, as well as supplies of all additional ARCUS inhaled therapeutic candidates that we may develop, in this manufacturing facility. However, our Chelsea manufacturing facility has not been inspected by the FDA.  Prior to commercialization of CVT-301, the FDA will likely conduct a pre-approval inspection.  If, during this inspection, the FDA determines that the systems or facility do not meet FDA good manufacturing practices, or GMP, requirements, the FDA may not grant marketing approval for our product.

Furthermore, if we were to lose the use of our facility or equipment, our manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead time and substantial additional funds. Our facility may be affected by natural disasters, such as floods or fire, or we may lose the use of our facility due to manufacturing issues that arise at our facility, such as contamination or regulatory concerns following a regulatory inspection of our facility. We do not currently have back-up capacity and there is only limited third-party manufacturing capacity that would be available to manufacture CVT-301 or other ARCUS inhaled therapeutic products or product candidates. In the event of a loss of the use of all or a portion of our facility or equipment for the reasons stated above or any other reason, we would be unable to manufacture CVT-301 or any other ARCUS inhaled therapeutic products or product candidates until such time as our facility could be repaired, rebuilt or we are able to address other manufacturing issues at our facility.  Any such interruptions in our ability to manufacture these products or product candidates would harm our business.

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

In addition, our promotion of Ampyra must reflect only the specific approved indication as well as other limitations on use, and disclose the safety risks associated with the use of Ampyra as set out in the approved product labeling.  We must submit all promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners, and we may face other adverse enforcement action, including civil and criminal penalties. For example, in June 2012, we received an untitled letter from the FDA stating that one of our Ampyra promotional videos did not comply with applicable law and was misleading because it overstated the efficacy of and minimized important safety information associated with Ampyra. In compliance with the untitled FDA letter, we discontinued use of the video, and in light of the FDA letter we also evaluated and discontinued the use of some other promotional materials.  In July 2013, we received a warning letter from the FDA stating that one of our consumer print advertisements for a local speaker program to educate consumers about Ampyra was false or misleading because it omitted risk information associated with the use of Ampyra.  The warning letter cited the prior June 2012 untitled letter and stated that this was a serious and repeat violation.  The FDA instructed us to immediately discontinue using the print advertisement and submit a written response to their letter, including a plan of action to disseminate corrective messages.  The print advertisement was no longer in use, and in compliance with the FDA request, we timely submitted a written response to the warning letter, committing to take appropriate corrective action, with which the FDA agreed.

We may incur significant liability if it is determined that we are promoting the “off-label” use of Ampyra or any other marketed drug or if we otherwise fail to comply with stringent FDA marketing and promotion and regulations.

Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA.  Similar rules apply in many countries outside the U.S.  Off-label uses are common across medical specialties.  Although the FDA does not regulate a physician’s choice of treatments, they require the promotion of a drug to be consistent with the approved labeling. Companies may not promote drugs for off-label uses. Accordingly, for example, we may not promote Ampyra in the U.S. for any indications other than improving walking ability in people with MS. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have engaged in off-label promotion may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

Also, our advertising and promotion are subject to stringent FDA rules and oversight. In particular, the claims in our promotional materials and activities must be consistent with the FDA approvals for our products, and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. Any free samples we distribute to physicians must be carefully monitored and controlled, and must otherwise comply with the requirements of the Prescription Drug Marketing Act, as amended, and FDA regulations.

The identification of new Ampyra side effects, or Ampyra side effects that are more frequent or severe than in the past, would harm our business and could lead to a significant decrease in sales of Ampyra or to the FDA’s withdrawal of marketing approval.

Based on our clinical trials, the side effects of Ampyra include among others seizures, urinary tract infection, trouble sleeping (insomnia), dizziness, headache, nausea, weakness, back pain, and problems with balance.  Since becoming commercially available in 2010, Ampyra has been used in a wider population than in clinical studies.  Some patients exposed to Ampyra have reportedly experienced serious adverse side effects, including seizures.  In July 2012, the FDA issued a safety communication relating to seizures based on post-marketing data from March 2010 through March 2011, which resulted in FDA safety updates and related changes to the Ampyra product labeling.  We constantly monitor adverse event reports for signals regarding potential additional adverse events, which could drive further label changes such as a September 2012 label change relating to reports of anaphylactic reactions.

If we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, or if we or others detect unexpected safety signals for Ampyra or any products perceived to be similar to Ampyra, then in any of these circumstances:

•	we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals; and we may be required to make further product label changes;

•
healthcare practitioners, third party payers or patients may perceive or conclude that the use of Ampyra is associated with serious adverse effects, which could affect regulatory approvals for Ampyra or the availability of adequate reimbursement by third-party payers

•	we may be required to reformulate the product, conduct additional preclinical or clinical studies, or make changes in labeling or changes to or reapprovals of manufacturing facilities;

•	the FDA may impose a new REMS on Ampyra or otherwise restrict its distribution and use;

•	our reputation in the marketplace may suffer; and

•	government investigations and lawsuits, including class action suits, may be brought against us.

The above occurrences could impair our business by harming or possibly preventing sales of Ampyra, causing sales to fall below projections, and increasing our expenses.

Regulatory approval of our products could be withdrawn and our business could be harmed if we fail to comply with safety and adverse event monitoring, documentation, investigation and reporting requirements

Under FDA regulations, we are required to monitor the safety of Ampyra and inform healthcare professionals about the risks of drug-associated seizures with Ampyra.  We are required to document and investigate reports of adverse events, and to report them to the FDA in accordance with regulatory timelines based on their severity and expectedness.  Failure to make timely safety reports and to establish and maintain related records could result in withdrawing of marketing authorization or other regulatory action, civil actions against us, or criminal penalties, any of which could harm our business.  Since 2010, we have submitted some late reports, including instances where specialty pharmacies that dispense Ampyra or a marketing partner have failed to timely report to us some of the reports of adverse events that they received.  We reported these adverse events to the FDA immediately upon receipt.  However, because these adverse events were not reported to us in a timely manner, they were considered late reports to the FDA.  Also, FDA inspections have identified issues with our adverse event reporting which have let to Form 483s and a warning letter, which are further described below.  If the specialty pharmacies that we rely upon to sell Ampyra in the U.S. or our marketing partners fail timely to report adverse events and product complaints to us, or if we do not meet the requirements for safety reporting, our business may be harmed.

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

For example, the FDA conducted two inspections beginning in July 2011.  The first inspection focused on our risk evaluation and mitigation strategy, or REMS (which we are no longer subject to), and the second inspection focused on our adverse event reporting system.  The REMS inspection resulted in verbal comments pertaining to formalization of procedures and enhanced quality assurance responsibilities.  The adverse event reporting inspection resulted in a September 2011 FDA Form 483 focused primarily on timeliness of reporting, formalization and enhancement of certain procedures and processes, communication of Ampyra post-marketing commitments, and Acorda access to source documentation.  Acorda provided the FDA with formal responses to the inspectional observations as well as to the verbal comments and commenced the process of implementing specific actions to address the FDA’s concerns and enhance our overall pharmacovigilance process.  However, in May 2012 the FDA issued a written warning letter based on some of the adverse event reporting issues identified in the 2011 inspection. The FDA warning letter identified some of the FDA’s observations as repeat observations from prior FDA inspections. We responded to the warning letter, advising the FDA of the corrective actions we were taking to address all of the matters covered in the warning letter.

The FDA also conducted two inspections in December 2012 through January 2013.  The first inspection focused on Ampyra REMS adherence and resulted in the issuance of an FDA Form 483 with one written observation and six verbal comments. The written observation described a lack of timely distribution of REMS required letters to prescribers and pharmacists.  The verbal comments pertained to verification and document control processes for REMS required letters, process control for creation and distribution of these letters and the medication guide, and the timing of prescriber surveys in relation to mailing of letters to the prescribers.  The second inspection focused on adverse event reporting and was a follow-up to our responses to the 2011 FDA Form 483 and warning letter.  This inspection resulted in an FDA Form 483 with six written observations and three verbal comments.  The written observations noted late adverse event reporting, one late quarterly Periodic Adverse Experience Report, or PADER, and one late field alert.  The FDA also noted that certain solicited adverse events were not reported in our PADERS and there was a lack of consistent adherence to procedures for timely case follow-up and investigations. The verbal comments covered the completeness and timeliness of investigations as well as need for further clarification of an existing procedure.  We responded to the Form 483s and oral comments, and took corrective actions.  The FDA also conducted a routine inspection in December 2013.  This inspection focused on Quality Unit procedures, especially those related to handling of product complaints and field alerts as well as on adverse event reporting.  An FDA Form 483 was issued with two findings.  The first Form 483 finding pertained to late adverse event reporting and the second finding pertained to lack of sufficient investigation of Ampyra “lack of effect” complaint trends.  We responded to the Form 483, and have taken corrective actions.  We continue to monitor and enhance our adverse event and product complaint reporting systems to ensure continued adherence to regulatory requirements.  However, the FDA may conclude in subsequent inspections that we have not demonstrated adequate control over our current processes or have not demonstrated adequate closure of our response commitments, and could take action against us without further notice. Action by the FDA against us could require us to take further corrective actions or even that we stop marketing Ampyra and/or result in monetary fines, and any of such actions by the FDA could harm our business.\

In addition, our third-party suppliers’ drug product manufacturing sites are subject to inspection by the FDA.  Some of these sites have been inspected by the FDA and could be inspected by the FDA in the future.  If the FDA inspects the process validation efforts and manufacturing process at these sites, the FDA might find what it considers to be deficiencies in the manufacturing process or process validation efforts, which could negatively impact the availability of product supply or, in the case of a potential new product, delay or prevent commercial launch of that product.  For example, although we have not yet contracted with the manufacturer of Plumiaz, we have named a potential manufacturer in the NDA that has limited experience with FDA inspections and no prior experience with commercial manufacturing.  Although this manufacturer has undergone an FDA pre-approval inspection and no FDA 483 was issued, the FDA has not inspected the commercial manufacturing process.  If serious concerns are identified during the manufacturing process inspection, this could delay the launch of Plumiaz, if it is approved, which could harm our business.

We and our third-party suppliers are generally required to maintain compliance with cGMPs and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In addition, the FDA must approve certain changes to our suppliers or manufacturing methods. If we or our third-party suppliers cannot demonstrate ongoing cGMP compliance, we may be required to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of our third-party suppliers, to pass regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties, shut-down of manufacturing facilities, or other civil or criminal sanctions. Non-compliance could increase our costs, cause us to lose revenue, and damage our reputation.

Even if our suppliers or manufacturing methods are in compliance with applicable requirements, we may encounter problems with the manufacture of our products. To investigate and/or resolve these problems, we may be required to withdraw or recall product and interrupt commercial supply of our products.  These events could increase our costs, cause us to lose revenue, and damage our reputation.  We are required to submit field alert reports to the FDA if we learn of certain reported problems with our products, and we are required to investigate the causes of the reported problems.  Issues identified in field alerts could lead to product recalls and interruption of supplies, which in turn could harm our business.

Also, effective January 2015, the Federal Food, Drug & Cosmetic Act requires that trading partners such as our manufacturers, repackagers, wholesale distributors, and dispensers, take certain actions upon determining that a product in their possession or control is suspected to be:  counterfeit, diverted, stolen; intentionally adulterated such that the product would result in serious adverse health consequences or death to humans; is the subject of a fraudulent transaction; or appears otherwise unfit for distribution such that the product would be reasonably likely to result in serious adverse health consquences to humans.  The suspect product is required to be quarantined while an investigation is promptly conducted to determine whether the product meets any of the above criteria.  Once a product is determined to meet any of the above-listed criteria, it will be deemed an illegitimate product.  Upon such a determination, the FDA and all trading partners in the supply chain must be notified within 24 hours.  The notification and quarantine of product during an investigation could impact product availability for commercial distribution and harm our business.

Our success in maintaining and increasing sales of Ampyra will depend on the continued customer support efforts of our network of specialty pharmacies.

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

In July 2011, Biogen Idec received conditional approval from the European Commission for Fampyra (10 mg prolonged-release fampridine tablets) for the improvement of walking in adult patients with MS with walking disability (Expanded Disability Status Scale of 4-7).  The European Commission may grant a conditional marketing authorization if, at the time of the application, the marketing authorization applicant is unable to provide comprehensive data on the efficacy and safety of the medicinal product under normal conditions of use, for objective, verifiable reasons based on grounds specified in EU law.

           A conditional approval must be reassessed and renewed annually, and there can be no assurance that Biogen Idec will be able to satisfy the requirements for maintaining the approval.  As part of its conditional approval, Biogen Idec is carrying out additional studies on the long-term effectiveness and safety of Fampyra, and the results of these studies could affect renewal of the conditional approval or granting of full approval.  The requirements to conduct supplemental trials add to the cost and risks of development and approval. Additional or supplemental trials with respect to Fampyra or other product candidates could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA.

Drug development programs, particularly those in early stages of development, may never be commercialized.

Our future success depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to and through clinical trials.  We have several research and development programs that are early-stage and either have not advanced to clinical trials or are only in Phase 1 trials.  These early-stage product candidates in particular will require significant development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized, if at all.  In addition to our research and development of new drugs, we are assessing new formulations of dalfampridine and the possible use of dalfampridine in chronic post-stroke walking deficits (PSWD).  These programs, which also will require substantial additional investment, are in various stages of development and similarly may never lead to any new commercialized products or expansion of the Ampyra label for additional uses.

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

Before we can obtain regulatory approval for any product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of new product candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete, and the outcome of such trials is uncertain.  Clinical development of any product candidate that we determine to take into clinical trials, including our clinical trials described in this report, may be curtailed, redirected, delayed or eliminated at any time for some or all of the following reasons:

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

Sanctions under these federal and state laws may include requirements to make payments to government-funded health plans to correct for insufficient rebates paid by us or overpayments made to us, civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines and imprisonment.

We participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs.  Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge.  For products to be made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply, as do certain obligations imposed by the Federal Acquisition Regulations.  Under the Veterans Health Care Act of 1992, as amended (VHCA), we are required to offer certain drugs at a reduced price to a number of federal agencies, including the Veterans Administration, the Department of Defense (DOD), the Public Health Service and certain private Public Health Service designated entities, in order to participate in other federal funding programs including Medicare and Medicaid.  Also, legislative changes enacted in 2009 require that discounted prices be offered for certain DOD purchases for its TRICARE retail program via a rebate system.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

Pharmaceutical companies have been prosecuted under federal and state false claims laws for manipulating information submitted to the Medicaid Rebate Program or for knowingly submitting or using allegedly inaccurate pricing information in connection with federal pricing and discount programs.

Pricing and rebate calculations vary among products and programs. The laws and regulations governing the calculations are complex and are often subject to interpretation by us or our contractors, governmental or regulatory agencies and the courts. Our methodologies for calculating these prices could be challenged under false claims laws or other laws.  We or our contractors could make a mistake in calculating reported prices and required discounts, revisions to those prices and discounts, or determining whether a revision is necessary, which could result in retroactive rebates (and interest and penalties, if any). Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we make these mistakes or if governmental agencies make these changes, we could face, in addition to prosecution under federal and state false claims laws, substantial liability and civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines or imprisonment or prosecutors may impose a Corporate Integrity Agreement, Deferred Prosecution Agreement, or similar arrangement.

Also, Qutenza (which we re-launched in January 2014) differs from our other products because it may be administered only by a healthcare professional.  For this reason, it is treated as a “buy-and-bill” product by most payers, including most Medicare programs, Medicaid programs, and private payers.  Buy-and-bill products must be purchased by healthcare providers before they can be administered to patients.  Under the buy-and-bill model, healthcare providers subsequently bill the product to the patient’s insurer, which may be a government healthcare program or private health plan.  Purchasers of buy-and-bill products that are administered to Medicare patients are reimbursed under that program’s Average Sales Price, or ASP, payment model.  Because reimbursement for these patients is based on ASP and not the healthcare provider’s actual purchase price for the prescription drug, the reimbursement often differs somewhat from the actual price paid by the healthcare provider.  Acorda does not sell Qutenza directly to healthcare providers, but rather, healthcare providers purchase this drug from a specialty distributor, who in turn acquires the product from us.

Historically, some pharmaceutical manufacturers have been accused by the government of “marketing the spread” between the healthcare provider’s purchase price and the reimbursement price, by allegedly promoting the potential to earn profit on each administration of the drug.  Alternatively, other manufacturers have been alleged to have “manipulated” that spread by manipulating the determination of reimbursement rates by artificially inflating reported prices.  We have adopted policies and training programs for our employees intended to prevent marketing or manipulating the spread between the price at which Qutenza is purchased and the price reimbursed by federal healthcare programs.  However, if our actions are viewed by government regulators or qui tam relators as inappropriately marketing or manipulating that spread, we could be investigated and, potentially, charged with violations of the anti-kickback and fraud and abuse provisions of the Social Security Act, as amended, the False Claims Act, as amended, the Medicaid drug rebate statute, and similar state laws.

In addition, if the actions we take by providing background educational material and other information to healthcare providers concerning billing for Qutenza are viewed as encouraging healthcare providers to misrepresent the professional services provided to beneficiaries of federal healthcare programs or to otherwise submit claims to federal healthcare programs that are designed to maximize reimbursement inappropriately, this could result in investigations, and possible charges of violating, these same laws.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

The Patient Protection and Affordable Care Act,or Affordable Care Act, enacted in 2010, substantially changes the way that healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry.  This law contains a number of provisions, including provisions governing enrollment in federal healthcare programs, reimbursement changes, the increased development of comparative effectiveness research for use in healthcare decision-making, and enhancements to fraud and abuse requirements and enforcement, that will affect existing government healthcare programs.  A key provision of the Affordable Care Act, which provides federal premium tax credits to individuals purchasing coverage through Health Benefit Exchanges, is currently being challenged in a case before the Supreme Court, King v. Burwell.  An adverse decision in that case could severely curtail the number of individuals who have become or are expected to become newly insured.  A decision in the case is expected by June 2015.  In addition, changes to the Affordable Care Act, or other federal legislation regarding healthcare access, financing, or delivery and other actions taken by individual states concerning the possible expansion of Medicaid could impact our financial position or results of operations.

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

The Affordable Care Act also includes substantial provisions affecting compliance.  For example, under a section of the Act known as the Sunshine Act, pharmaceutical manufacturers are required to collect information on payments or other transfers of value made to “covered recipients,” which are defined as physicians and teaching hospitals.  The collected information has to be disclosed in annual reports that are placed on a public database.  Similarly, pharmaceutical manufacturers are also required to annually report samples of prescription drugs requested by and distributed to healthcare providers.  The law does not state whether these disclosures regarding samples will be made publicly available, and the FDA has not provided any guidance.  If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.

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

Our ability to maintain and increase sales and profitability will depend in part on third-party payers, such as government or government-sponsored health administrative authorities, including Medicaid and Medicare Part D, private health insurers and other such organizations, agreeing to reimburse patients for the cost of our products. Significant uncertainty exists as to the reimbursement status of newly approved drug products. Third-party payers are increasingly challenging the pricing of medical products and services and their reimbursement practices may affect the price levels for Ampyra and our other marketed products, or potential products.  Our business could be materially harmed if the Medicaid program, Medicare program or other third-party payers were to deny reimbursement for our products or provide reimbursement only on unfavorable terms. Our business could also be harmed if the Medicaid program, Medicare program or other reimbursing bodies or payers limit the indications for which our products will be reimbursed to a smaller set of indications than we believe is appropriate or limit the circumstances under which our products will be reimbursed to a smaller set of circumstances than we believe is appropriate.

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

The Medicare Part D outpatient prescription drug benefit is provided primarily through private entities, which attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations increase pressure to lower prescription drug prices or increase rebate payments to offset price. While the law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress support legislation that would permit the U.S. government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. In addition, the Affordable Care Act contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. The Affordable Care Act requires drug manufacturers to provide a 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” Legislative or regulatory revisions to the Medicare Part D outpatient prescription drug benefit, as well as additional healthcare legislation that may be enacted at a future date, could reduce our sales and harm our results of operations.

The success of our existing and potential products in the EU substantially depends on achieving adequate government reimbursement.

The commercial success in the EU of products approved there, including Fampyra, will depend largely on obtaining and maintaining government reimbursement because, in many European countries, patients may not have access to prescription drugs that are not reimbursed by their governments.  In addition, negotiating prices with government authorities can delay commercialization.  Even if reimbursement is available, reimbursement policies may negatively impact revenue from sales of our products and therefore our ability or that of our partners, such as Biogen Idec, to sell our products on a profitable basis.  Furthermore, cross-border imports from lower-priced markets (parallel imports) into higher-priced markets could harm sales of products by us or our partners, such as Biogen Idec, and exert commercial pressure on pricing within a country.

In response to the downturn in global economic conditions in recent years, governments in a number of international markets have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures.  This includes Germany and other countries in the EU, where Biogen Idec has obtained regulatory approval for Fampyra.  The measures vary by country and include, among other things, mandatory rebates and discounts, reimbursement limitations and reference pricing, price reductions and suspensions on pricing increases on pharmaceuticals.  These measures may negatively impact net revenue from Biogen Idec sales of Fampyra and therefore the amount of the royalty we receive from Biogen Idec.  Furthermore, if these measures prevent Biogen Idec from selling Fampyra on a profitable basis in a particular country, they could prevent the commercial launch of Fampyra in that country.

If our competitors develop and market products that are more effective, safer or more convenient than our approved products, or obtain marketing approval before we obtain approval of future products, our commercial opportunity will be reduced or eliminated.

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Many biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological conditions, including multiple sclerosis, or MS, stroke, Parkinson’s disease, or PD, epilepsy, heart failure, and spinal cord injury, or SCI.

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

Ampyra.  We are aware that Catalyst Pharmaceuticals is developing a 3,4-diaminopyridine product, licensed from Biomarin, that may compete with Ampyra.  Also, in certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis, which is referred to as compounding. We are aware that at present compounded dalfampridine is used by some people with MS and it is possible that some people will want to continue to use compounded formulations even though Ampyra is commercially available. Several companies are engaged in developing products that include novel immune system approaches and cell therapy approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete in the future with Ampyra or some of our product candidates.

CVT-301.  We believe that the main competitors for CVT-301 are therapies that can limit the occurrence of OFF episodes and other therapies for the on-demand treatment of OFF episodes. These therapies include both pharmacotherapies and invasive therapies for advanced patients such as deep brain stimulation that may be used in less advanced Parkinson’s disease patients. Pharmacotherapies that can maintain consistent plasma concentration of L-dopa over extended durations could reduce the occurrence of motor fluctuations and thus reduce the need for on-demand treatments for OFF episodes such as CVT-301. Approaches to achieve consistent L-dopa plasma concentrations include new formulations of LD/CD, a combination of L-dopa and an inhibitor of DOPA decarboxylase (an enzyme found throughout the body) referred to as carbidopa, such as extended-release and intestinal infusions, and therapies that prolong the effect of L-dopa. Extended-release formulations of oral and patch LD/CD are being developed by groups including Impax Laboratories, Inc., Depomed Inc. and NeuroDerm Ltd. A continuous administration of a gel-containing L-dopa through a tube that is surgically implanted into the intestine is being developed by AbbVie Inc. This therapy, known as Duopa, is approved in the EU and AbbVie may gain approval in the United States and other countries. Additionally, new formulations of dopamine agonist therapies (such as pramipexole and rotigotine) may be developed that can further prolong the effect of LD/CD regimens and reduce the frequency of motor fluctuations.

If approved for the treatment of OFF episodes, CVT-301 would compete against on-demand therapies that aim to specifically address OFF episodes. At this time, Apokyn, an injectable formulation of apomorphine, is the only therapy approved for the treatment of OFF episodes. Apokyn was approved for this use in the United States in 2004 and in Europe in 1993. A sublingual, or under the tongue, formulation of apomorphine which is being developed by Cynapsus Therapeutics, Inc. is currently in clinical development for this indication.

One or more of our competitors may utilize their expertise in pulmonary delivery of drugs to develop and obtain approval for pulmonary delivery products that may compete with CVT-301 and any other of our other ARCUS technology product candidates. These competitors may include smaller companies such as Alexza Pharmaceuticals, Inc., MannKind Corporation, Pulmatrix, Inc. and Vectura Group plc and larger companies such as Allergan, Inc., GlaxoSmithKline plc and Novartis AG. If approved, our product candidates may face competition in the target commercial areas.

Plumiaz.  Plumiaz is a proprietary nasal spray formulation of diazepam, which is currently available as an FDA approved rectal gel and in other formulations, such as intramuscular and intravenous formulations used in certain indications.  Our current understanding is that many patients would prefer a therapeutic product delivered intranasally rather than delivery options of rectal or intramuscular administration, but we cannot be certain that physicians would prescribe Plumiaz in preference over the other available formulations of diazepam or other products.  Also, if we obtain FDA approval for and launch Plumiaz for the treatment of patients who require intermittent use of diazepam to control bouts of increased seizure activity, it may be more expensive than some or all of the generic or branded versions of diazepam otherwise available.  Furthermore, we are aware that Meridian Medical Technologies (a Pfizer subsidiary) is developing an intramuscular auto-injector for diazepam, Upsher Smith is developing a nasal delivery form of midazolam, and Alexza is developing an inhaled version of alprazolam for use by patients who experience ARS, each of which could have a labeled indication similar to Plumiaz.  Plumiaz could be subject to substantial competition from these potential products, depending on whether and when they receive FDA approval, their cost, their labeled indications, patient acceptance, and other factors. Additionally, in May 2013, the diazepam auto-injector from Meridian Medical Technologies received orphan drug designation for the management of selected, refractory patients with epilepsy on stable regimens of antiepileptic drugs, who require intermittent use of diazepam to control bouts of increased seizure activity. The product is still in clinical development and has not been approved yet.  If this product receives FDA approval before Plumiaz, Plumiaz will be excluded from the market for seven (7) years unless we are able to prove to the FDA that the nasal spray is clinically superior to the intramuscular diazepam auto-injector or offers a major contribution to patient care relative to the auto-injector for the same therapeutic indication.

In addition to these examples, there are other companies with early stage development programs for the treatment of epilepsy, including breakthrough seizures, seizure clusters or acute repetitive seizures, that could compete with Plumiaz in the future.

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

The approval of Zanaflex Capsules is subject to certain post-approval regulatory requirements that we have not completed, and we may be subject to penalties if we fail to comply with these requirements and our Zanaflex products could be subject to enforcement actions or withdrawal from the market.

We have an outstanding FDA commitment, inherited from Alkermes (formerly Elan), to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex Capsules, was to be satisfied by February 2007.  We provided retrospective pediatric safety data to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals. The study was completed and the final report submitted to the FDA in April 2008. The FDA reviewed our report against new standards set out in the Pediatric Research Equity Act (PREA) and reauthorized by both the 2007 FDA Amendments Act (FDAAA) and the 2012 Food and Drug Administration Safety and Innovation Act (FDASIA) and concluded that the report did not satisfy the commitment. The FDA has informed us that a series of studies designed to further characterize the pharmacokinetics and demonstrate the efficacy and long-term safety of Zanaflex Capsules in children are required to fulfill the pediatric commitment for Zanaflex Capsules.  In June 2011, the FDA informally advised us that it would be amending the pediatric commitment for Zanaflex Capsules to require a non-clinical juvenile toxicology study, as well as formalize the timeline for the required pediatric studies.  In December 2012, the FDA issued a formal written request that confirmed the information in its informal June 2011 request, and set forth specific deadlines for the required pediatric nonclinical and clinical studies.  In January 2013, we submitted a written request to extend the deadlines for these studies and in September 2014 we received a “Denial of Deferral Request” letter from the FDA.  We responded to this denial letter in October 2014, requesting the FDA to reconsider the denial, and  we are awaiting a response from the FDA on this additional request.  Additionally, and separate from the pediatric commitment, the FDA asked for, and we have completed, a clinical electrocardiogram study in adult humans to investigate potential QT prolongation (heart rhythm measure).  The clinical study report has been submitted to the FDA and remains subject to FDA review and potential FDA action based on its review of the data.  The remaining studies could be more extensive and more costly than our prior studies and might result in new data that are not consistent with the current safety and efficacy profile of the drug, which might require us to change our product labeling and could harm product sales. We also may be subject to penalties for not meeting our pediatric study commitments, including a court-imposed injunction to conduct studies.

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

Several states have also enacted legislation regarding promotional and other activities conducted by pharmaceutical companies.  The specifics of these laws vary, but in general they require companies to establish marketing compliance programs; disclose various sales and marketing expenses and pricing information; refrain from providing certain gifts or other payments to healthcare providers; ensure that their sales representatives in that state are licensed; and/or restrict their use of prescriber data with respect to marketing activities in that state. Similarly, some states, including California, Massachusetts, Minnesota, Vermont and West Virginia, and the District of Columbia have passed laws of varying scope that ban or limit the provision of gifts, meals and certain other payments to healthcare providers and/or impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing, payments and/or costs associated with pharmaceutical marketing, advertising and other promotional activities. Other states also have laws that regulate, directly or indirectly, various pharmaceutical sales and marketing activities, and new legislation is being considered in many states.

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

As of December 31, 2014, we had approximately $307.6 million in cash, cash equivalents, short-term and long-term investments. We have several product candidates in various stages of development, and all will require significant further investment to develop, test and obtain regulatory approval prior to commercialization. We may need to seek additional equity or debt financing or strategic collaborations to complete our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all. To the extent that we are able to raise additional capital through the sale of equity securities, the issuance of those securities would result in dilution to our stockholders. Holders of such new equity securities may also have rights, preference or privileges that are senior to yours. If additional capital is raised through the incurrence of indebtedness, we may become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. To the extent funding is raised through collaborations or intellectual property-based financings, we may be required to give up some or all of the rights and related intellectual property to one or more of our products, product candidates or preclinical programs. If we are unable to obtain sufficient financing on favorable terms when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs or devote fewer resources to marketing Ampyra or our other commercial products.

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

We and our third-party contract manufacturers must comply with environmental, health and safety laws and regulations, and failure to comply with these laws and regulations could expose us to significant costs or liabilities.

Our research and development activities are subject to numerous and increasingly stringent environmental, health and safety laws and regulations, including those which govern laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous substances. With our recent acquisition of Civitas Therapeutics, which operates a manufacturing facility, we are subject to further environmental, health and safety laws and regulations, including those laws and regulations which govern the exposure of persons to hazardous substances, the emission of pollutants into the air, the discharge of pollutants into bodies of water, and the general health, safety and welfare of employees and members of the public. We may incur substantial costs in order to comply with current or future such laws and regulations, which may also impair our research, development and/or manufacturing efforts.

In connection with our R&D and manufacturing activities, we cannot completely avoid the risk of contamination or injury, and in such cases of contamination or injury, or in cases of failure to comply with environmental, health and safety laws and regulations, we could be held liable, and in some cases strictly liable, for any resulting damages. Moreover, the existence, investigation and/or remediation of contamination at properties currently or formerly owned, leased or operated by us may result in costs, fines or other penalties. Furthermore, our third-party manufacturers are subject to the same or similar environmental, health and safety laws and regulations as those to which we are subject. It is possible that if our third-party manufacturers fail to operate in compliance with the applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages and/or experience a disruption in the manufacture and supply of our product candidates or products. Any such liability may result in substantial civil or criminal fines, penalties or other sanctions, which could exceed our assets and resources, as well as reputational harm.

We depend on sophisticated information technology systems to operate our business and a cyber attack or other breach of these systems could have a material adverse effect on our results of operations.

Similar to other large companies, the size and complexity of our information technology systems makes them vulnerable to a cyber attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our systems have been and are expected to continue to be the target of malware and other cyber attacks. We have invested in its systems and the protection of our data to reduce the risk of an invasion or interruption and we monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent interruptions or breakdowns that could have a significant effect on our business.

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

We have patent portfolios relating to Ampyra/aminopyridines, CVT-301 and our ARCUS inhaled therapeutic technology, cimaglermin alfa (previously GGF2)/neuregulins, remyelinating antibodies/antibodies relating to nervous system disorders, chondroitinase, Plumiaz/diazepam nasal spray, Qutenza and NP-1998/topical capsaicin formulations, comprised of both our own and in-licensed patents and patent applications. For some of our proprietary technologies, for example our ARCUS technology, we rely on a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property rights.  Our intellectual property also includes copyrights and a portfolio of trademarks.

The process of obtaining patents and trademarks can be time consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent or trademark may not issue, it may not issue in a timely manner, or it may not have sufficient scope or strength to protect the technology it was intended to protect or to provide us with any commercial advantage. We may never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because patent applications are confidential until they are published, and publications in the scientific or patent literature lag behind actual discoveries. The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not allowed or issued for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents or trademarks or the patents or trademarks of our licensors. For example, eight generic drug manufacturers have already filed Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA.  In filing these ANDAs for Ampyra, the generic drug manufacturers have challenged all of the Orange Book-listed patents that protect the Ampyra franchise.  As such, to protect our intellectual property rights we have initiated legal proceedings asserting the challenged Orange Book-listed patents against these generic drug manufacturers.  Also, the validity of our patents can be challenged by third parties pursuant to procedures introduced by American Invents Act, specifically inter partes review and/or post grant review before the U.S. Patent and Trademark Office.  For example, in February 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging two of the five Ampyra Orange Book-listed patents.  Patent litigation, IPR, and other legal proceedings involve complex legal and factual questions.  We may need to devote significant resources to such legal proceedings, and if we are not successful our business could be materially harmed.  We can provide no assurance concerning the duration or the outcome of any such lawsuits and legal proceeddings.

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

We are dependent on licenses for intellectual property related to Ampyra, Qutenza, and all of our research and development programs such as our program evaluating the use of dalfampridine as a treatment for chronic post-stroke deficits and our CVT-301 and Plumiaz development programs. Our failure to meet any of our obligations under these license agreements could result in the loss of our rights to this intellectual property. If we lose our rights under any of these license agreements, we may be unable to commercialize, or continue commercializing, a product that uses licensed intellectual property.

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

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of February 17, 2015, we had outstanding 42,575,393 shares of voting common stock. Also, options to acquire 7,679,975 shares of common stock were outstanding as of February 17, 2015, exercisable at an average exercise price of $29.27 per share, and additional shares of common stock are authorized for issuance pursuant to options and other awards under our 2006 Employee Incentive Plan. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

As of December 31, 2014, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 53% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Ardsley, New York

In June 2011, we entered into a 15 year lease for an aggregate of approximately 138,000 square feet of office and laboratory space in Ardsley, New York.  In July 2012, we relocated our corporate headquarters, and all employees based at our prior Hawthorne, NY location, to the Ardsley facility.  We have grown substantially over the last several years, and the new facility provides state-of-the art office and laboratory space that accommodates our current needs and allows for future growth.  We have options to extend the term of the lease for three additional five-year periods, and we have an option to terminate the lease after 10 years subject to payment of an early termination fee.  Also, we have rights to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  Our extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that we not be in default under the lease.  In 2014, we exercised our option to expand into an additional 25,405 square feet of office space, which we occupied in January 2015.

The Ardsley lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to our occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges.  Our base rent is currently $4.1 million per year, which reflects an annual 2.5% escalation factor as well as our recent expansion, described above.

Chelsea, Massachusetts

Our 2014 acquisition of Civitas Therapeutics, Inc. included subleased manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities.  The approximately 90,000 square foot facility also includes office and laboratory space.  Civitas subleases the Chelsea, Massachusetts facility from Alkermes, Inc., which leases the facility from H&N Associates, LLC. The sublease is an operating lease that expires December 31, 2015, which Civitas may extend for up to ten years.  The base rent is currently $722,000 per year.  The economic terms during an extension will be determined by a process set forth in the sublease, and Civitas will be required to provide a letter of credit for the obligations during the extension.  Alkermes leases the building from H&N Associates, LLC pursuant to an overlease dated December 6, 2000, as amended. Civitas assumed all of Alkermes’s rights and obligations under the overlease.

Item 3.  Legal Proceedings.

Apotex

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeal of the decision.  On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed five of the six counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  In October 2014, the Court granted our motion for summary judgment against Apotex’s remaining claim.  On November 20, 2014, Apotex filed a Notice of Appeal to the Second Circuit Court of Appeals seeking an appeal of both the motion to dismiss and summary judgment decisions.  The Company will defend itself vigorously throughout the appeal process.

Ampyra Patents

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

In August 2014, Mylan Pharmaceuticals, Inc. and its parent, Mylan, Inc. (collectively, “Mylan”), filed a motion challenging the jurisdiction of the U.S. District Court for the District of Delaware.  On January 14, 2015, the Court denied Mylan’s motion to dismiss with respect to the ANDA filer, Mylan Pharmaceuticals, Inc.  On January 30, 2015, the Court granted Mylan’s request for an interlocutory appeal of its jurisdictional decision to the Federal Circuit Court of Appeals.  Due to Mylan’s motion to dismiss, we also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. Patents and requesting the same judicial relief as in the Delaware action. On December 17, 2014, we filed a motion in the Northern District of West Virginia to stay that action in deference to the Delaware proceeding and until the issue of jurisdiction has been decided.  On February 11, 2014, the District Court for the Northern District of West Virginia granted Acorda’s motion to stay the proceeding in that district until the Federal Circuit Court of Appeals decides Mylan’s appeal of Delaware’s jurisdictional decision.  The patent infringement case against Mylan, however, is still proceeding in Delaware with the other seven generics at the present time.

On February 10 and 27, 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents. We will oppose the requests to institute these two IPRs, and if they are allowed to proceed, we will oppose the full proceedings. The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

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

	High	Low
Fiscal Year Ended December 31, 2014
Fourth Quarter	$41.65	$30.22
Third Quarter	$37.85	$28.26
Second Quarter	$39.48	$29.32
First Quarter	$39.95	$27.51

	High	Low
Fiscal Year Ended December 31, 2013
Fourth Quarter	$36.75	$28.67
Third Quarter	$38.62	$33.19
Second Quarter	$40.87	$30.79
First Quarter	$32.21	$24.48

Computershare is the transfer agent and registrar for our common stock. As of February 17, 2015, we had approximately 20 registered holders of record of our common stock.

Stock Price Performance Graph

The following graph compares the cumulative five-year total return attained by stockholders on Acorda Therapeutics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2009 and its relative performance is tracked through December 31, 2014.

	12/09	12/10	12/11	12/12	12/13	12/14
Acorda Therapeutics, Inc.	100.00	108.17	94.60	98.65	115.87	162.18
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Biotechnology	100.00	106.73	122.40	166.72	286.55	379.71

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

Issuer Purchases of Equity Securities

Acorda did not repurchase any shares of its Common Stock during the fiscal year ended December 31, 2014.  Acorda has not announced any plans or programs for the repurchase of its Common Stock.

Item 6.  Selected Financial Data.

The following unaudited selected consolidated financial data for each of the five years in the period ended December 31, 2014 are derived from our audited consolidated financial statements. These data should be read in conjunction with our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Total net revenues	$401,480	$336,430	$305,814	$292,237	$191,005
Costs and expenses:
Cost of sales	79,981	66,009	57,007	64,183	35,518
Cost of milestone and license revenue	634	634	634	2,384	660
Research and development	73,470	53,877	53,881	42,108	30,600
Selling, general and administrative	201,813	185,545	168,690	148,508	132,657
Asset impairment	6,991	—	—	—	—
Changes in fair value of acquired contingent consideration	2,200	—	—	—	—
Total operating expenses	365,089	306,065	280,212	257,183	199,435
Operating income (loss)	36,391	30,365	25,602	35,054	(8,430)
Other expense:
Interest and amortization of debt discount expense	(9,288)	(2,170)	(1,880)	(3,570)	(3,922)
Interest income	674	668	552	552	575
Other income (expense)	232	—	(6)	(18)	8
Total other expense	(8,382)	(1,502)	(1,334)	(3,036)	(3,339)
Income (loss) before income taxes	28,009	28,863	24,268	32,018	(11,769)
(Provision) benefit for income taxes	(10,337)	(12,422)	130,690	(1,413)	—
Net income (loss)	$17,672	$16,441	$154,958	$30,605	$(11,769)
Net income (loss) per share —basic	$0.43	$0.41	$3.93	$0.78	$(0.31)
Net income (loss) per share —diluted	$0.42	$0.39	$3.84	$0.76	$(0.31)
Weighted average shares of common stock outstanding used in computing net income (loss) per share —basic	41,150	40,208	39,459	39,000	38,355
Weighted average shares of common stock outstanding used in computing net income (loss) per share —diluted	42,544	41,682	40,332	40,064	38,355

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$307,618	$367,227	$333,188	$295,907	$240,030
Working capital	294,754	270,690	234,192	273,599	217,274
Total assets	1,080,679	607,127	565,332	379,488	342,101
Long-term liabilities	426,040	70,131	80,540	86,936	96,944
Accumulated deficit	(220,410)	(238,082)	(254,523)	(409,481)	(440,086)
Long term debt	289,883	3,228	4,244	5,230	6,186
Total stockholders’ equity	540,255	440,353	385,921	205,209	151,261

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Background

We are a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that restore neurological function and improve the lives of people with neurological disorders.  We market three FDA-approved therapies, including Ampyra (dalfampridine) Extended Release Tablets, 10 mg, a treatment to improve walking in patients with multiple sclerosis, or MS, as demonstrated by an increase in walking speed. We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing a number of clinical and preclinical stage therapies.  This pipeline addresses a range of disorders, including chronic post-stroke walking deficits (PSWD), Parkinson’s disease, epilepsy, heart failure, MS, and spinal cord injury.  In October 2014, we acquired Civitas Therapeutics, Inc., a biopharmaceutical company which is developing CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease.

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only product approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $366.2 million for the year ended December 31, 2014 and $302.6 million for the year ended December 31, 2013.

Since the March 2010 launch of Ampyra, more than 100,000 people with MS in the U.S. have tried Ampyra.  We believe that Ampyra is now viewed as the standard of care in MS for people who have walking difficulties.  As of December 2014, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates exclude patients who started Ampyra through our First Step trial program.   Our First Step program provides eligible patients with two months of Ampyra at no cost.  More than 65% of new Ampyra patients currently enroll in First Step.  The program is in its fourth year, and data show that First step participants have higher compliance and persistency rates over time compared to non-First Step patients.  Approximately 50% of patients who initiate Ampyra therapy with the First Step free trial program convert to paid prescriptions.

Ampyra is marketed in the United States through our own specialty sales force and commercial infrastructure. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Medical Science Liaisons, Regional Reimbursement Directors, Managed Markets Account Directors who provide information and assistance to payers and physicians on Ampyra, National Trade Account Managers who work with wholesalers and our limited network of specialty pharmacies, and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives.

Ampyra is distributed in the United States exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies.  All of these customers are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

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

Two of the largest national health plans in the U.S. – United Healthcare and Cigna – have listed Ampyra in the lowest competitive reimbursement tier, which means that it is listed in either the lowest branded copay tier or the lowest branded specialty tier (if more than one specialty tier exists) of their commercial preferred drug list or formulary.  Approximately 75% of insured individuals in the U.S. continue to have no or limited prior authorizations, or PA’s, for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  The access figure is calculated based on the number of pharmacy lives reported by health plans.

License and Collaboration Agreement with Biogen Idec

Ampyra is marketed as Fampyra outside the U.S. by Biogen Idec International GmbH, or Biogen Idec, under a license and collaboration agreement that we entered into in June 2009.  Fampyra has been approved in a number of countries across Europe, Asia and the Americas.  Biogen Idec anticipates making Fampyra commercially available in additional markets in 2015.  Under our agreement with Biogen Idec, we are entitled to receive double-digit tiered royalties on sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones.  We received a $25 million milestone payment from Biogen Idec in 2011, which was triggered by Biogen Idec’s receipt of conditional approval from the European Commission for Fampyra.  The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters.

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

•
The fifth, which issued in March of 2014, is U.S. Patent No. 8,663,685 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  Absent patent term adjustment, the patent is set to expire in 2025.

Ampyra also has Orphan Drug designation, which gives it marketing exclusivity in the U.S. until January 2017.

In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis FL, Inc., Alkem Laboratories Ltd., Apotex, Inc., Aurobindo Pharma Ltd., Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to these filings, we filed lawsuits against all of these companies alleging multiple counts of patent infringement.  This litigation is further described above in Part I, Item 3 of this report.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notice Letters.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

On February 10 and 27, 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents. We will oppose the requests to institute these two IPRs, and if they are allowed to proceed, we will oppose the full proceedings. The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

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

Civitas Acquisition; CVT-301 and ARCUS Technology

On October 22, 2014, we completed the acquisition of Civitas Therapeutics, Inc., a Delaware corporation.  As a result of the acquisition, we acquired global rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease, which is further described below.  Our acquisition of Civitas also included rights to Civitas’s proprietary ARCUS pulmonary delivery technology, which we believe has potential applications in multiple disease areas, and a subleased manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities.  The approximately 90,000 square foot facility also includes office and laboratory space.  Approximately 45 Civitas employees based at the Chelsea facility have joined the Acorda workforce in connection with the acquisition.

The Civitas acquisition was completed under an Agreement and Plan of Merger, dated as of September 24, 2014, by and among Acorda, Five A Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, Civitas and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the securityholders’ representative.  Pursuant to the terms of the merger agreement, Five A Acquisition Corporation has merged with and into Civitas, which is the surviving corporation in the merger and which is continuing as a wholly-owned subsidiary of Acorda under the Civitas name.

Pursuant to the terms of the merger agreement, all outstanding shares of Civitas common stock and Civitas preferred stock, options to purchase shares of Civitas common stock and warrants to purchase shares of Civitas preferred stock, other than shares of Civitas common stock and Civitas preferred stock held by Civitas (which were cancelled as a result of the merger) were converted into the right to receive $525.0 million in cash in the aggregate, without interest, less (i) $5.3 million due and payable under Civitas’ existing secured loan facility, consisting of $5.0 million in principal and $0.3 million in prepayment fees, (ii) $30.0 million due and payable to Alkermes, Inc. in connection with the exercise by Civitas of its option to purchase manufacturing facility equipment from Alkermes and (iii) a portion of Civitas’ transaction expenses.  Also pursuant to the merger agreement, upon consummation of the merger, $39.375 million of the aggregate consideration was deposited into escrow to secure the indemnification obligations of Civitas and Civitas’s securityholders, and an additional $0.5 million of the aggregate consideration was deposited with SRS for reimbursements payable to SRS under the terms of the merger agreement. We financed the transaction with cash on hand.

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system disorders, including MS and spinal cord injury. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $1.5 million for the year ended December 31, 2014 and $4.1 million for the year ended December 31, 2013.  In 2012, Apotex commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue from the sale of

Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2015 and beyond.

Qutenza

Qutenza is a dermal patch containing 8% prescription strength capsaicin the effects of which can last up to three months and is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain.  We acquired commercialization rights to Qutenza in July 2013 from NeurogesX, Inc.  These rights include the United States, Canada, Latin America and certain other territories.  Qutenza was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  In January 2014, we re-launched Qutenza in the United States using our existing commercial organization, including our specialty neurology sales force as well as our medical and safety reporting infrastructure.   Net revenue for Qutenza was $947,000 for the year ended December 31, 2014.

Astellas Pharma Europe Ltd. has exclusive commercialization rights for Qutenza in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa.

Research & Development Programs

We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing a number of clinical and preclinical stage therapies.  This pipeline addresses a range of disorders, including chronic post-stroke walking deficits (PSWD), Parkinson’s disease, epilepsy, heart failure, MS, and spinal cord injury.  Our pipeline includes the programs described below, and includes the CVT-301 program that we recently acquired with Civitas, described above. We have evaluated and reprioritized our research and development pipeline based on our recent acquisition of Civitas.  As further described below, we terminated our AC105 program in 2014, and have no current plans to invest in further development of NP-1998 for neuropathic pain.

CVT-301 and ARCUS Technology

We acquired CVT-301 in October 2014 with our acquisition of Civitas, described above.  CVT-301 is a Phase 3-ready inhaled formulation of levodopa, or L-dopa, for the treatment of OFF episodes in Parkinson’s disease.  Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine.  The disease is characterized by symptoms such as impaired ability to move, muscle stiffness and tremor.  The standard of care is oral L-dopa, but there are significant challenges in creating a dosing regimen that consistently maintains therapeutic effects.  The unpredictable re-emergence of symptoms is referred to as an OFF episode, and current strategies for treating these OFF episodes are widely regarded as inadequate.

CVT-301 is based on the proprietary ARCUS technology platform that we acquired with Civitas.  The ARCUS technology is a dry-powder pulmonary delivery system that we believe has potential applications in multiple disease areas.  This platform allows delivery of significantly larger doses of medication than are possible with conventional dry powder formulations.  This in turn provides the potential for pulmonary delivery of a much wider variety of pharmaceutical agents.

In December 2014, we announced that the first patient has been enrolled in a Phase 3 study of CVT-301 for the treatment of OFF episodes in Parkinson’s disease.   We expect results from the efficacy trial in 2016, and plan to file a new drug application, or NDA, in the U.S. by the end of 2016.  We expect that the NDA will be filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®.  Based on Civitas’s interactions with the FDA, we believe a single Phase 3 efficacy study will be needed for filing an NDA, supported by existing Phase 2b data.  A separate safety study will also be required, and we believe this can be completed following submission of an NDA.  However, the FDA will determine the ultimate filing requirements for the NDA. We are projecting that, if approved, annual peak sales of CVT-301 in the U.S. alone could exceed $500 million.

In addition to CVT-301, we are exploring opportunities for other proprietary products in which inhaled delivery using our ARCUS technology can provide a significant therapeutic benefit to patients.  For example, we are currently developing CVT-427, an inhaled triptan intended to provide relief from acute migraine episodes by taking advantage of the ARCUS delivery system.  Triptans are the class of drug most commonly prescribed to treat acute migraine. Oral triptans, which account for approximately 98% of all triptan doses, can be associated with slow onset of action and gastrointestinal challenges. The slow onset of action, usually 30 minutes or longer, can result in poor response rates. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration.  CVT-427 is currently in pre-clinical development and we anticipate initiating a Phase 1 clinical program in 2015.

Ampyra/Dalfampridine Development Programs

We believe there may be potential for dalfampridine to be applied to neurological conditions in addition to MS.  In December 2014, we announced that the first patient has been enrolled in a Phase 3 clinical trial evaluating the use of dalfampridine administered twice daily (BID) to improve walking in people who are suffering from chronic post-stroke walking deficits (PSWD) after experiencing an ischemic stroke.  As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the first Phase 3 trial.  We have been exploring a once-daily (QD) formulation of dalfampridine for use in the chronic post-stroke clinical program.  Based on the results of an in-vitro alcohol dose dumping study and a subsequent fed-fasted study, we determined that the initial QD formulation that we had been developing with an external partner was not practical for further testing.  We are working with different external partners to develop a new QD formulation that could be included in future post-stroke studies.

Plumiaz

We are developing Plumiaz, a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience seizure clusters, also known as acute repetitive seizures.  In 2013, we submitted a New Drug Application (NDA) filing for Plumiaz to the FDA.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are continuing to work with the FDA to define the additional clinical work necessary for the re-submission of the NDA and approval of Plumiaz, and we are encouraged by the progress of our discussions.

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

Cimaglermin alfa (previously GGF2)/Neuregulins

Cimaglermin alfa, which we previously referred to as GGF2, is our lead product candidate for our neuregulin program.  We have completed a cimaglermin Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  Data from this trial showed a dose-related improvement in ejection fraction in addition to safety findings.  A dose-limiting toxicity was also identified in the highest planned dose cohort, specifically acute liver injury meeting Hy’s Law for drug induced hepatotoxicity.  In October 2013, we announced that the first patient had been enrolled in a second clinical trial of cimaglermin.  This Phase 1b single-infusion trial in people with heart failure is assessing tolerability of three dose levels of cimaglermin, which were tested in the first trial, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional non-clinical data with the FDA. In April 2014, we announced that we had completed this review and recruitment was thereafter resumed.  We expect to complete this trial in the second half of 2015.  If we are able to establish a proof of concept for treatment of heart failure through human clinical studies, we may decide to develop the product independently or to enter into a partnership, most likely with a cardiovascular-focused company.

Remyelinating Antibodies

rHIgM22 is the lead antibody in our remyelinating antibody program, and we are developing it as a potential therapeutic for MS. We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory clinical, imaging and biomarker measures. We announced top-line safety and tolerability results in February 2015. The trial, which followed participants for up to six months after receiving a single dose of rHIgM22, found no dose-limiting toxicities at any of the five dose levels studied.  Additional data from this trial will be presented at future medical meetings. Based on these data, we intend to advance clinical development of rHIgM22 for MS.  We are currently developing the protocol for our next Phase 1 clinical trial of rHIgM22. The data from the completed trial will help inform the design of the next trial, which we expect will enroll people with MS who are experiencing an active relapse.

Chondroitinase Program

We are continuing research on the potential use of chondroitinases for the treatment of injuries to the brain and spinal cord, as well as other neurotraumatic indications.  The chondroitinase program is in the research and translational development phase and has not yet entered formal preclinical development.

NP-1998

NP-1998 is a Phase 3 ready, 20% prescription strength capsaicin topical solution that we have been assessing for the treatment of neuropathic pain.  We acquired rights to NP-1998 from NeurogesX, Inc. in 2013 in connection with our purchase of Qutenza, an FDA-approved dermal patch containing 8% prescription strength capsaicin.  We acquired development and commercialization rights in the United States, Canada, Latin America and certain other territories.  Astellas Pharma Europe Ltd. has an option to develop NP-1998 in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa. We believe this liquid formulation of the capsaicin-based therapy has key advantages over the Qutenza patch, and we believe NP-1998 has the potential to treat multiple neuropathies.  However, we have evaluated and reprioritized our research and development pipeline based on our recent acquisition of Civitas, and as a result we have no current plans to invest in further development of NP-1998 for neuropathic pain.

AC105

We terminated our AC105 program in 2014.  We had been studying AC105 as a treatment for patients who have suffered acute spinal cord injury.  In September 2013, we announced that the first patient was enrolled in a Phase 2 clinical trial evaluating the safety and tolerability of AC105 in people with traumatic spinal cord injury.  Patient recruitment in this trial was challenging due to several factors, and as a result recruitment into the study has been closed and the study was terminated.  We were conducting this program pursuant to a 2011 license Medtronic, Inc. and one of its affiliates, and we have accordingly terminated this license.

Convertible Senior Notes

In June 2014, we completed a public offering of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021, which aggregate principal amount includes the exercise of the underwriter’s over-allotment option.   We conducted the notes offering to raise funds for general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products and technologies.  The net proceeds from the offering helped fund the purchase price and other payments made in connection with the Civitas acquisition.

Corporate Update

In connection with the Civitas acquisition described above, Rick Batycky, Ph.D., previously Chief Scientific Officer of Civitas, became the newest member of our senior leadership team and was appointed to the position of Chief Technology Officer and Site Head.  In this position, Dr. Batycky is responsible for oversight of our Chelsea, MA manufacturing facility.

We currently lease approximately 138,000 square feet of office and laboratory space in Ardsley, NY.  Our lease for this facility includes options to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  In May 2014, we notified the landlord that we were exercising our option to expand into an additional 25,405 square feet of office space.  We occupied the additional space in the first quarter of 2015.

Outlook for 2015

Financial Guidance for 2015

We are providing the following guidance with respect to our 2015 financial performance:

•	We expect 2015 net revenue from the sale of Ampyra to range from $405 million to $420 million.

•
We expect Zanaflex (tizanidine hydrochloride) and ex-U.S. Fampyra (prolonged-release fampridine tablets) 2015 revenue to be approximately $25 million, which includes net sales of branded Zanaflex products, and royalties from ex-U.S. Fampyra and authorized generic tizanidine hydrochloride capsule sales.

•
Research and development expenses in 2015 are expected to range from $150 million to $160 million, excluding share-based compensation charges and expenditures related to the potential acquisition of new products or other business development activities.  The increase in research and development expenses in 2015 is primarily related to Phase 3 studies of dalfampridine and CVT-301.  Additional expenses include continued development of Plumiaz, clinical trials for cimaglermin alfa (previously GGF2) and rHIgM22 and CVT-427, as well ongoing preclinical studies.

•
Selling, general and administrative expenses in 2015 are expected to range from $180 million to $190 million, excluding share-based compensation charges.   We are setting a high priority on managing selling, general and administrative expenses in 2015.

The range of SG&A and R&D expenditures for 2015 are non-GAAP financial measures because they exclude share-based compensation charges and certain non-cash expenses related to the Civitas acquisition.  Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP.  However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock.  We believe that non-GAAP financial measures that exclude share-based compensation charges and certain non-cash expenses related to the Civitas acquisition help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance.  Also, our management uses non-GAAP financial measures that exclude share-based compensation charges and certain non-cash expenses related to the Civitas acquisition to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Development Pipeline Goals

Our planned goals and key initiatives with respect to our pipeline during 2015 are as follows:

•
Continue progressing our Phase 3 study of CVT-301 for the treatment of OFF episodes in Parkinson’s disease.  We expect results from this efficacy trial in 2016, and plan to file a new drug application, or NDA, in the U.S. by the end of 2016.

•
Continue progressing our Phase 3 clinical trial assessing the use of a once-daily (BID) formulation of dalfampridine as a treatment for chronic post-stroke walking deficits (PSWD) after experiencing an ischemic stroke.   As part of the trial design, we are planning to conduct an interim analysis of the trial data, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the first Phase 3 trial. We are working with different external partners to develop a once-daily (QD) formulation that could be included in future post-stroke studies.

•
We are developing Plumiaz, a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience seizure clusters, also known as acute repetitive seizures.  In 2013, we submitted a New Drug Application (NDA) filing for Plumiaz to the FDA.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  We are continuing to work with the FDA to define the additional clinical work necessary for the re-submission of the NDA and approval of Plumiaz, and we are encouraged by the progress of our discussions.

•
Complete our second clinical trial of cimaglermin alfa (previously GGF2), a Phase 1b single-infusion trial in people with heart failure assessing the tolerability of three dose levels of cimaglermin, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  In October 2013, we announced that the first patient had been enrolled in this clinical trial.  We voluntarily paused enrollment in this trial in December 2013 pending review of additional non-clinical data with the FDA. In April 2014, we announced that we had completed this review and recruitment was thereafter resumed.  We expect to complete this trial in the second half of 2015.

•
Our Phase 1 clinical trial of rHIgM22 found no dose-limiting toxicities at any of the five dose levels studied.  Based on these data, we intend to advance clinical development of rHIgM22 for MS.  We are currently developing the protocol for our next Phase 1 clinical trial of rHIgM22. The data from the completed trial will help inform the design of the next trial, which we expect will enroll people with MS who are experiencing an active relapse.

•	Initiate a Phase 1 clinical trial of CVT-427, an inhaled triptan intended to provide relief from acute migraine episodes.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Revenue

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  We recognized net revenue from the sale of Ampyra to these customers of $366.2 million and $302.6 million for the years ended December 31, 2014 and 2013, respectively.  This net revenue reflected a 10.75% increase in our sale price for Ampyra effective January 2, 2014.  The net revenue increase was comprised of net volume increases of $31.7 million and price increases and discount and allowance adjustments of $31.9 million. Net revenue from sales of Ampyra increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs.  As with a number of specialty pharmaceuticals, first quarter sales for Ampyra typically have been lower than the preceding fourth quarter sales due to inventory build in fourth quarter, and the temporary effects of people changing insurance plans and entering the Medicare donut hole at the beginning of the year. We expect a similar trend in 2015.  Effective January 1, 2015, we increased our sale price to our customers by 10.95%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, discounts, and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $1.5 million for the year ended December 31, 2014, as compared to $4.1 million for the year ended December 31, 2013. Net product revenues also include $4.6 million, which represents the sale of our Zanaflex Capsules authorized generic product to Actavis for the year ended December 31, 2014 as compared to $3.2 million for the year ended December 31, 2013.  Generic competition has caused a significant decline in net revenue of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2015 and beyond.  The decrease in net revenues was also the result of a disproportionate increase in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.

Qutenza

We started selling Qutenza in July 2013 as a result of the NeurogesX transaction.  We recognize product sales of Qutenza following shipment of product to our specialty distributors. We recognized net revenue from the sale of Qutenza of $947,000 and $407,000 for the years ended December 31, 2014 and 2013, respectively. For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues.

 License Revenue

We recognized $9.1 million in amortized license revenue for the years ended December 31, 2014 and 2013, respectively, related to the $110.0 million received from Biogen Idec in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $10.0 million and $9.3 million in royalty revenue for the years ended December 31, 2014 and 2013, respectively, related to ex-U.S. sales of Fampyra by Biogen Idec. In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. Biogen Idec launched Fampyra in Germany in August 2011. During the three-month period ended June 30, 2012, the government agency completed its comparative efficacy assessment of Fampyra indicating a range of pricing below Biogen Idec’s initial launch price, which was unregulated for the first 12 months after launch consistent with German law. The Company recognized royalty revenue during a portion of 2012 based on the lowest point of the initially indicated German pricing authority range. The Company began recognizing royalty revenue at the negotiated fixed price effective upon the signing of Biogen Idec’s pricing agreement in the first quarter of 2013.

We recognized $9.1 million in royalty revenue for the year ended December 31, 2014 as compared to $7.8 million for the year ended December 31, 2013, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

We recorded cost of sales of $80.0 million for the year ended December 31, 2014 as compared to $66.0 million for the year ended December 31, 2013. Cost of sales for the year ended December 31, 2014 consisted primarily of $65.4 million in inventory costs related to recognized revenues.  Cost of sales for the year ended December 31, 2014 also consisted of $8.6 million in royalty fees based on net product shipments, $1.0 million in amortization of intangible assets, and $411,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $4.6 million which represents the cost of Zanaflex Capsules authorized generic product sold for the year ended December 31, 2014.

Cost of sales for the year ended December 31, 2013 consisted primarily of $54.2 million in inventory costs related to recognized revenues.  Cost of sales for the year ended December 31, 2013 also consisted of $7.6 million in royalty fees based on net product shipments, $0.7 million in amortization of intangible assets, and $355,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $3.2 million which represents the cost of Zanaflex Capsules authorized generic product sold for the year ended December 31, 2013.

Cost of License Revenue

We recorded cost of license revenue of $634,000 for the years ended December 31, 2014 and 2013, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the year ended December 31, 2014 were $73.5 million as compared to $53.9 million for the year ended December 31, 2013, an increase of $19.6 million, or 36%. The increase was primarily due to $8.1 million in CVT-301 expenses incurred after the acquisition of Civitas in October 2014.  The increase was also due to increases in expenses for various other research and development programs, including $3.8 million related to our life cycle management program for Ampyra, $1.8 million in expenses relating to work on our NP-1998 program, $1.7 million in preclinical expenses for the remyelinating antibodies program (rHIgM22), and $587,000 related to the cimaglermin alfa (previously referred to as GGF2) development program. The increase was also due to an increase in overall research and development staff, compensation, and related expenses of $4.6 million to support the various research and development initiatives.  These increases in research and development expenses were offset by a decrease of $1.1 million in regulatory expenses across various research and development programs. R&D expenses are expected to be significantly higher in 2015 based on initiation of Phase 3 clinical trials and advancement of other pipeline products.

Selling, General and Administrative

Sales and marketing expenses for the year ended December 31, 2014 were $108.7 million compared to $109.3 million for the year ended December 31, 2013, a decrease of approximately $0.6 million, or 0.5%.   There was a decrease in overall marketing, selling, distribution, and market research expenses for Ampyra of $7.9 million partially offset by an increase in overall compensation, benefits, and other selling expenses of $5.8 million and an increase of $888,000 for pre-launch activities associated with the possible commercialization of Plumiaz (diazepam) nasal spray.

General and administrative expenses for the year ended December 31, 2014 were $93.1 million compared to $76.3 million for the year ended December 31, 2013, an increase of approximately $16.8 million, or 22%. This increase was the result of an increase of $7.9 million for staff and compensation expenses and other expenses related to supporting the growth of the organization.   The increase in general and administrative expenses was also attributable to an increase in business development and legal expenses of $5.3 million and $4.5 million, respectively, primarily relating to the acquisition of Civitas, and an increase of $815,000 in franchise tax expenses. The increases in general and administrative expenses for the year ended December 31, 2014 were partially offset by a decrease in drug safety and surveillance expenses of $3.0 million.

Impairment of Acquired IPR&D Intangible Assets

We acquired rights to NP-1998 from NeurogesX, Inc. in 2013 in connection with our purchase of Qutenza, an FDA-approved dermal patch containing 8% prescription strength capsaicin. The acquired assets related to the development of NP-1998 were determined to be an indefinite lived intangible asset, specifically In-Process R&D (IPR&D), and were assigned an acquisition date fair value of $7.0 million. We have evaluated and reprioritized our research and development pipeline based on our recent acquisition of Civitas, and as a result we have no current plans to invest in further development of NP-1998 for neuropathic pain. The IPR&D asset was determined to be fully impaired and a charge of $7.0 million was taken in the fourth quarter of 2014 to write the value of the asset down to $0.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on  Civitas products.  Acorda has acquired this contingent consideration as part of the Civitas acquisition.  The fair value of that future royalty will be assessed quarterly. We recorded a $2.2 million expense pertaining to changes in the fair-value of our acquired contingent consideration as of December 31, 2014.

Other Expense

Other expense was $8.4 million for the year ended December 31, 2014 compared to $1.5 million for the year ended December 31, 2013, an increase of $6.9 million, or 458%. The increase was due to an increase in interest expense of $7.1 million, principally related to the cash and non-cash portions of interest expense for the convertible senior notes issued in June 2014 (the Notes). The increase was partially offset by an increase in other income of $232,000, principally related to realized gains on available-for-sale securities. Interest expense related to the Notes was $7.4 million for the year ended December 31, 2014, of which the non-cash portion was $4.3 million. We will report interest expense in future quarters of between $3.6 million and $4.3 million related to the Notes.

(Provision for)/benefit from Income Taxes

We recorded a $10.3 million provision for income taxes for the year ended December 31, 2014 as compared to a $12.4 million provision for income taxes for the year ended December 31, 2013, resulting in an effective tax rate of 37% and 43%, respectively. The Company’s effective tax rate for this year differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, nondeductible stock-based compensation and various tax credits/settlements.

We continue to evaluate our ability to realize our deferred tax assets and consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance will be required to reduce the  deferred tax assets to the amount that is more likely than not to be realized in future periods.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Revenue

Ampyra

We recognize product sales of Ampyra following shipment of product to our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  We recognized net revenue from the sale of Ampyra to these customers of $302.6 million and $266.1 million for the years ended December 31, 2013 and 2012, respectively.  This net revenue reflected a 10.75% increase in our sale price for Ampyra effective January 2, 2013.  The net revenue increase was comprised of net volume increases of $10.5 million and price increases and discount and allowance adjustments of $26.0 million. Net revenue from sales of Ampyra increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our First Step program.  As with a number of specialty pharmaceuticals, first quarter sales for Ampyra typically have been lower than the preceding Q4 sales due to inventory build in fourth quarter, and the temporary effects of people changing insurance plans and entering the Medicare donut hole at the beginning of the year. Effective January 1, 2014, we increased our sale price to our customers by 10.75%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, discounts, and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

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

Qutenza

We started selling Qutenza in July 2013 as a result of the NeurogesX transaction.  We recognize product sales of Qutenza following shipment of product to our specialty distributors. We recognized net revenue from the sale of Qutenza to these customers of $407,000 for the year ended December 31, 2013. For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues.

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

Cost of Sales

We recorded cost of sales of $66.0 million for the year ended December 31, 2013 as compared to $57.0 million for the year ended December 31, 2012. Cost of sales for the year ended December 31, 2013 consisted primarily of $54.2 million in inventory costs related to recognized revenues.  Cost of sales for the year ended December 31, 2013 also consisted of $7.6 million in royalty fees based on net product shipments, $0.7 million in amortization of intangible assets, and $355,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $3.2 million which represents the cost of Zanaflex Capsules authorized generic product sold for the year ended December 31, 2013.

Cost of sales for the year ended December 31, 2012 consisted primarily of $46.1 million in inventory costs related to recognized revenues.  Cost of sales for the year ended December 31, 2012 also consisted of $7.0 million in royalty fees based on net product shipments, $0.6 million in amortization of intangible assets, and $261,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $3.1 million which represents the cost of Zanaflex Capsules authorized generic product sold for the year ended December 31, 2012.

Cost of License Revenue

We recorded cost of license revenue of $634,000 for the years ended December 31, 2013 and 2012, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen Idec as a result of our collaboration agreement.

Research and Development

Research and development expenses for the year ended December 31, 2013 were flat at $53.9 million as compared to $53.9 million for the year ended December 31, 2012. There was a decrease of $7.6 million related to our life cycle management program for Ampyra due to higher costs in 2012 for our post-approval commitment study examining the use of a 5 mg dose of dalfampridine to improve walking in people with MS and higher costs in 2012 related to our post stroke program.  There was also a decrease of $560,000 in our cimaglermin alfa (previously referred to as GGF2) program, a decrease of $480,000 in our AC105 program, and a decrease of $380,000 in our chondroitinase program.

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

Other Expense

Other expense was $1.5 million for the year ended December 31, 2013 compared to $1.3 million for the year ended December 31, 2012, an increase of approximately $200,000, or 15%. The increase was due to an increase in interest expense of approximately $300,000 primarily related to the revenue interest agreement partially offset by an increase in interest income of $100,000.

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

The large fluctuation in the effective tax rate from prior year was driven by the benefit of the Company’s release of the valuation allowance against net deferred tax assets in the year ended December 31, 2012.  We continue to evaluate our ability to realize our deferred tax assets and consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance will be required to reduce the  deferred tax assets to the amount that is more likely than not to be realized in future periods.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, payments received under our collaboration and licensing agreements, sales of Ampyra and Zanaflex Capsules, and, to a lesser extent, from loans, government grants and our revenue interest financing arrangement.

We were cash flow positive in 2014 and 2013.  We expect to remain cash flow positive in 2015.  At December 31, 2014, we had $307.6 million of cash, cash equivalents and short-term and long-term investments, compared to $367.2 million at December 31, 2013.  There were no investments classified as long-term at December 31, 2014. We believe that we have sufficient cash, cash equivalents and short-term investments on hand, in addition to cash expected to be generated from operations, to fund our operations, including our currently anticipated development pipeline activities as currently planned.

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Ampyra, the continued progress of our research and development activities, the amount and timing of milestone or other payments payable under collaboration, license and acquisition agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, and capital required or used for future acquisitions or to in-license new products and compounds including the development costs relating to those products or compounds.  To the extent our capital resources are insufficient to meet future operating requirements we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all.

Financing Arrangements

Saints Capital Notes

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.   As of December 31, 2014, $3.3 million of these promissory notes was outstanding, which amount includes accrued interest.  The fifth of seven annual payments on this note was due and paid on to the five year anniversary of Ampyra approval in January 2015 and will continue to be paid annually until paid in full.

Zanaflex Revenue Interests Assignment

On December 23, 2005, we entered into a revenue interests assignment agreement with PRF, a dedicated healthcare investment fund, pursuant to which we assigned to PRF the right to a portion of our net revenues (as defined in the agreement) from Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. To secure our obligations to PRF, we also granted PRF a security interest in substantially all of our assets related to Zanaflex. Our agreement with PRF covers all Zanaflex net revenues generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, we entered into an amendment to the revenue interests assignment agreement with PRF. Under the terms of the amendment, PRF paid us $5.0 million in November 2006. An additional $5.0 million was due to us if net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone was met and the receivable was reflected in our December 31, 2006 financial statements. Under the terms of the amendment, we repaid PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010 since the net revenues milestone was met. In November 2014, PRF sold its Zanaflex revenue interest to Valeant Pharmaceuticals International, Inc.

Under the revenue interests assignment agreement and the amendment, PRF was entitled to, and now as PRF’s successor Valeant is entitled to, the following portion of Zanaflex net revenues:

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

Notwithstanding the foregoing, once PRF and Valeant, as PRF’s successor, have received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF paid us under the agreement, Valeant will only be entitled to 1% of Zanaflex net revenues.  In connection with the transaction, we have a liability as of December 31, 2014, referred to as the revenue interest liability, of $900,000. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.8%. Payments made to Valeant as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, Valeant may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to Valeant. Except in the case of certain bankruptcy events, if Valeant exercises its right, which we refer to as Valeant’s put option, to cause us to repurchase the rights we assigned to it, Valeant may not foreclose unless we fail to pay the put/call price as required. If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold under the revenue interests assignment agreement at the “put/call price” in effect on the date such right is exercised. The put/call price on a given date is the greater of (i) all payments made by PRF/Valeant to us as of such date, less all payments received by PRF/Valeant from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF/Valeant of 25% on all payments made by PRF/Valeant to us as of such date, taking into account the amount and timing of all payments received by PRF/Valeant from us as of such date. We have determined that Valeant’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. As of December 31, 2014 we have no liability recorded related to the put/call option to reflect its current estimated fair value. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

On August 3, 2012, we received a letter from PRF alleging that we breached specified covenants and representations in the PRF agreement and purporting to exercise the put option.  The letter also included an allegation that PRF has suffered injuries beyond what is covered by their purported exercise of the put option, although it did not specify or quantify those injuries.  If the put option were validly exercised, we estimate that the incremental cost to the Company in excess of amounts already accrued at December 31, 2014 would be no more than approximately $0.6 million.  In connection with our consenting to the PRF/Valeant transaction described above, PRF released us from these asserted claims.

Convertible Senior Notes

 In June 2014, the Company entered into an underwriting agreement (the Underwriting Agreement) with J.P. Morgan Securities LLC (the Underwriter) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the Notes) in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3 (the Registration Statement) and a related preliminary and final prospectus supplement, filed with the Securities and Exchange Commission (the Offering). The principal amount of Notes included $45 million aggregate principal amount of Notes that was purchased by the Underwriter pursuant to an option granted to the Underwriter in the Underwriting Agreement, which option was exercised in full. The net proceeds from the offering, after deducting the Underwriter’s discount and the offering expenses paid by the Company, were approximately $337.5 million.

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the

“measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date.

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

The Company will pay 1.75% interest per annum on the principal amount of the Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year.  The first payment was made in  December 2014 in the amount of $2.9 million. The Notes will mature on June 15, 2021.

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

Our outstanding note balances as of December 31, 2014 consisted of the following:

(In thousands)	December 31, 2014
Liability component:
Principal	$345,000
Less: debt discount, net	(57,301)
Net carrying amount	$287,699
Equity component	$61,195

Investment Activities

At December 31, 2014, cash, cash equivalents and short-term investments were approximately $307.6 million, as compared to $367.2 million at December 31, 2013. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. As of December 31, 2014, our cash and cash equivalents were $182.2 million, as compared to $48.0 million as of December 31, 2013. Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year. The balance of these investments was $125.4 million as of December 31, 2014, as compared to $225.9 million as of December 31, 2013. There were no investments classified as long-term at December 31, 2014. Our long-term investments as of December 31, 2013 consisted of US Treasury bonds with original maturities greater than one year. The balance of these investments was $93.3 million as of December 31, 2013.

Net Cash Provided by Operations

Net cash provided by operations was $75.0 million and $39.3 million for year ended December 31, 2014 and 2013, respectively. Cash provided by operations for the year ended December 31, 2014 was primarily attributable to a non-cash share-based compensation expense of $29.4 million, net income of $17.7 million principally resulting from an increase in net product and royalty revenues, depreciation and amortization of $8.5 million, amortization of net premiums and discounts on investments, debt discount and debt issuance costs of $7.8 million, a deferred tax provision of $6.7 million, and non-cash charges for intangible asset impairment on NP-1998 IPR&D and the change in contingent consideration obligation of $7.0 million and $2.2 million, respectively. Cash provided by operations was also positively impacted by a net increase in working capital items due to an increase of $13.2 million in accounts payable, accrued expenses and other current liabilities resulting from payment timing, partially offset by a decrease in Zanaflex deferred product revenue of $2.7 million, an increase in prepaid expenses and other current assets of $4.1 million, an increase of $1.4 million in accounts receivable, and an increase in inventory held by the Company and others of $0.7 million. Cash provided by operations was also partially offset by a decrease in deferred license revenue of $9.1 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009.

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

Net Cash Used in Investing

Net cash used in investing activities for the year ended December 31, 2014 was $293.8 million, due to $580.4 million in purchases of short-term and long-term investments, $476.2 million paid for the acquisition of Civitas, net of cash received, purchases of property and equipment of $5.1 million, and purchases of intangible assets of $2.7 million, partially offset by $770.5 million in proceeds from maturities and sales of short-term investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the year ended December 31, 2014 was $352.9 million, due to $337.5 million in net proceeds from the issuance of the convertible senior notes as well as $16.0 million in net proceeds from the exercise of stock options partially offset by $562,000 in repayments of the revenue interest liability.

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products. Our major outstanding contractual obligations are for payments related to our convertible notes, our facility leases and our commitments to purchase inventory.  The following table summarizes our minimum significant contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period (1)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible Senior Notes (2)	$383,604	$6,038	$12,075	$12,075
Convertible note payable (3)	3,432	1,144	2,288	—
Operating leases (4)	22,863	4,787	8,815	9,261
Inventory purchase commitments (5)	44,307	44,307	—	—
Total	$454,206	$56,276	$23,178	$21,336

__________________________

(1)
Excludes revenue interest liability principal and interest payments, due to uncertainty as to the amount and timing of such payments. Also excluded from the above table is a liability for uncertain tax positions totaling $3.3 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

(2)	Represents the future payments of principal and interest to be made on the Convertible Senior Notes issued in June 2014 and due in 2021.

(3)	Represents the remaining 3 annual payments of principal and interest to be made on the convertible note payable to Saints Capital.

(4)
Represents payments for the operating lease of our Ardsley, NY headquarters.   The payments for our Chelsea manufacturing facility sublease are included in the “less than 1 year column” through December 31, 2015, the date the current lease term expires.  The Company is unable to determine the fair-market value of the payments for the 5-year lease renewal option for the Chelsea sublease at this time, therefore, no value is included for the Chelsea sublease in the “1-3 year” and “4-5 year” columns.

(5)
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

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $204 million as part of our various agreements, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2014, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

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

Revenue Recognition

Ampyra

Ampyra is available in the U.S. through a network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured.  We recognize product sales of Ampyra following shipment of product to these customers. Our customers are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

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

We accept returns of Zanaflex Capsules and Zanaflex tablets for six months prior to and twelve months after their expiration date.  We provide a credit to customers with whom we have a direct relationship or a cash payment to those with whom we do not have a direct relationship. We do not exchange product from inventory for the returned product. Returns of products sold by us are charged directly against deferred revenue, reducing the amount of deferred revenue that we may recognize.  In addition, we record a charge to cost of goods sold for the cost basis of the estimated product returns we believe may ultimately be realized at the time of product shipment to wholesalers. We recognize this charge at the date of shipment since it is probable that we will receive a level of returned products; upon the return of such product we will be unable to resell the product considering its expiration dating; and, we can reasonably estimate a range of returns. This charge represents the cost basis for the low end of the range of the Company’s estimated returns.  The charge to cost of goods sold amounted to $274,000 and $347,000 for the years ended December 31, 2014 and 2013, respectively. A 10% change in this expense estimate would have had an approximate $27,400 and $34,700 effect on the Company’s cost of sales for the years ended December 31, 2014 and 2013, respectively.

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

Government Chargebacks and Rebates: We contract for Medicaid and other government programs such as the Federal Supply Schedule which commits us to providing favorable pricing for Ampyra, Zanaflex and Qutenza. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. We also contract with the Centers for Medicare and Medicaid Services to participate in the Coverage Gap Discount Program (the program given rise by the Affordable Care Act which closes the Medicare Part D “donut hole”).  Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for chargebacks and rebates. We monitor the sales trends and adjust the chargebacks and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. Our government chargebacks and rebates accruals were $5.0 million and $3.8 million at December 31, 2014 and December 31, 2013, respectively.  A 10% change in our government chargebacks and rebate allowances would have had an approximate $2.5 million and $2.0 million effect on our net revenue for the years ended December 31, 2014 and December 31, 2013, respectively.

Managed Care Contract Rebates: We contract with various managed care organizations including health insurance companies and pharmacy benefit managers in order to provide improved access to Ampyra for patients that are members of such organizations.  These contracts stipulate that rebates and, in some cases, administrative fees, are paid to these organizations provided Ampyra is placed on a specific tier on the organization’s drug formulary.  Based upon our contracts and the most recent experience with respect to sales through managed care channels, we provide an allowance for managed care contract rebates. We began to enter into these contracts during the three months ended December 31, 2010.  We continue to monitor the sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. Our managed care contract rebate accruals were $1.2 million and $821,000 at December 31, 2014 and December 31, 2013, respectively.  A 10% change in our managed care contract rebate allowances would have had an approximate $580,000 and $338,000 effect on our net revenue for the years ended December 31, 2014 and December 31, 2013, respectively.

Copay Mitigation Rebates: We offer copay mitigation to commercially insured patients who have coverage for Ampyra (in accordance with applicable law) and are responsible for a cost share regardless of financial need (income status). The copay mitigation program is intended to reduce the patient’s financial responsibility for Ampyra to a specified dollar amount.  Based upon our contracts and the most recent experience with respect to actual copay assistance provided, we provide an allowance for copay mitigation rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. Our copay mitigation rebate accruals were $743,000 and $578,000 at December 31, 2014 and December 31, 2013, respectively.  A 10% change in our copay mitigation rebate allowances would have had an approximate $678,000 and $548,000 effect on our net revenue for the years ended December 31, 2014 and December 31, 2013, respectively.

Cash Discounts: We sell Ampyra directly to our network of specialty pharmacies, Kaiser and the specialty distributor to the U.S. Department of Veterans Affairs (VA). We sell Zanaflex directly to wholesalers and Qutenza to specialty distributors. We generally provide invoice discounts for prompt payment for Ampyra and Zanaflex. We estimate our cash discounts based on the terms offered to its customers.  Discounts are accrued based on historical usage rates at the time of product shipment.  We adjust accruals based on actual activity as necessary.  Cash discounts are typically settled with our customers within 30 days after the end of each calendar month.  Our cash discounts accruals were $392,000 and $318,000 at December 31, 2014 and December 31, 2013, respectively.  A 10% change in our cash discounts allowances would have had an approximate $408,000 and $344,000 effect on our net revenue for the years ended December 31, 2014 and December 31, 2013, respectively.

Product Returns: Prior to December 1, 2012, our specialty pharmacies had the right to return any unopened Ampyra product during the eight-month period beginning two months prior to the labeled expiration date and ending six months after the labeled expiration date.  Once product had been dispensed, it was no longer eligible for return.  If specialty pharmacies returned product, they were to be given a credit against amounts owed to us.  We did not replace returned product with new product unless it had been damaged in shipping.  As of December 1, 2012, we changed our returned goods policy with respect to Ampyra and no longer accept returned product with the exception of that damaged in shipping.  Therefore, we reversed the majority of the returns accrual for Ampyra during the three-month period ended December 31, 2012.  Our returns accrual for Ampyra was $10,000 at December 31, 2014 and December 31, 2013.

We record Zanaflex Capsule and tablet revenue based on a deferred revenue model and recognize revenue when prescriptions are filled to an end-user because once a prescription is filled the product cannot be returned.  Therefore, there is no returns reserve for Zanaflex.

Our specialty distributors for Qutenza have the right to return any unopened Qutenza product during the nine-month period beginning three months prior to the labeled expiration date and ending six months after the labeled expiration date.  Once product has been opened or its expiration date does not fall within our return goods policy for Qutenza, it is no longer eligible for return.  If product is returned, credit is given to the specialty distributors against amounts owed to us.  We do not replace returned product with new product unless it has been damaged in shipping. Our returns accrual for Qutenza was $5,000 and $20,000 at December 31, 2014 and December 31, 2013, respectively.  A 10% change in our returns would have had an approximate $2,000 and $6,000 dollar effect on our net revenue for the years ended December 31, 2014 and December 31, 2013, respectively.

Data Fees and Fees for Service Payable to Wholesalers: We have contracted with the Ampyra specialty pharmacies (not including ASD Specialty Healthcare, Inc.) to obtain transactional data related to Ampyra in order to ascertain a better understanding of our selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations.  These contracts stipulate that the specialty pharmacies provide data directly to us, as well as indirectly through Ampyra Patient Support Services (APSS), which in turn provides data to us.  We pay a data fee to the specialty pharmacies for each line of data provided and the Company provides an allowance for these data fees.  A line of data is defined as data pertaining to a single prescription. We also pay a fee for service to certain wholesalers on contractually determined rates for distribution, inventory management and data reporting services. We estimate our fee for service accruals and allowances based on sales to each wholesaler and the applicable contracted rate. Our fee for service expenses are accrued at the time of product shipment and are typically settled with the wholesalers within 60 days after the end of each respective quarter. Our data fee and fee for service accruals were $1.1 million and $875,000 at December 31, 2014 and December 31, 2013, respectively. A 10% change in our data fee and fee for service allowances would have had an approximate $356,000 and $334,000 effect on our net revenue for the years ended December 31, 2014 and 2013, respectively.

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

The following table provides a summary of activity with respect to the Company’s sales discounts and allowances during 2014, 2013, and 2012:

(in thousands)	Government chargebacks and rebates	Managed care contract rebates	Copay mitigation rebates	Cash discounts	Product returns	Data fees and fees for services payable to wholesalers	Other vendor allowances	Total
Balance at December 31, 2011	$3,099	$273	$135	$303	$480	$998	-	$5,288
Allowances for sales 2012	14,609	3,126	5,073	3,265	-	3,481	-	29,554
Allowances for prior year sales	72	(10)	(86)	(71)	(452)	(17)	-	(564)
Actual credits for sales during 2012	(11,651)	(2,386)	(4,851)	(2,967)	(18)	(2,688)	-	(24,561)
Actual credits for prior year sales	(3,280)	(263)	(49)	(237)	-	(982)	-	(4,811)
Balance at December 31, 2012	$2,849	$740	$222	$293	$10	$792	$-	$4,906
Allowances for sales 2013	19,935	3,421	5,481	3,452	64	3,408	-	35,761
Allowances for prior year sales	48	(43)	-	(14)	-	(73)	-	(82)
Actual credits for sales during 2013	(16,265)	(2,600)	(4,903)	(3,131)	(43)	(2,533)	-	(29,475)
Actual credits for prior year sales	(2,777)	(697)	(222)	(282)	-	(719)	-	(4,697)
Balance at December 31, 2013	$3,790	$821	$578	$318	$31	$875	$-	$6,413
Allowances for sales 2014	25,630	5,849	6,776	4,099	24	3,705	1,347	47,430
Allowances for prior year sales	(141)	(53)	-	(14)	-	(140)	-	(348)
Actual credits for sales during 2014	(21,180)	(4,688)	(6,352)	(3,723)	(40)	(2,595)	-	(38,578)
Actual credits for prior year sales	(3,099)	(726)	(259)	(288)	-	(724)	-	(5,096)
Balance at December 31, 2014	$5,000	$1,203	$743	$392	$15	$1,121	$1,347	$9,821

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

Cost of Sales

Ampyra

Cost of sales consists of cost of inventory, expense due to inventory reserves when necessary, royalty expense, milestone amortization of intangible assets associated with our agreement with Alkermes as well as the capitalization of milestone achievements with the Canadian Spinal Research Organization (CSRO) during the three months ended March 31, 2010, packaging costs, freight and required inventory stability testing costs. Our inventory costs, royalty obligations and milestone obligations are set forth in the agreements entered into with Alkermes.  These agreements require us to pay Alkermes a percentage of our net selling price for each inventory lot purchased from Alkermes.  The cost for each lot is calculated based on an agreed upon estimated net selling price which is based on an actual historical net selling price.  At the end of each quarter, we perform a calculation to adjust the inventory value for any lots received in the current quarter to that quarter’s actual net selling price.  This payment is recorded as an adjustment to inventory as well as an accrual on our balance sheet and is required to be paid within 45 days of the quarter end.  In the event we have sold any inventory purchased from Alkermes during that respective quarter, we would also record an adjustment to the cost of goods sold and an additional accrual on the balance sheet to be paid to Alkermes.  The agreement with Alkermes allows us to purchase up to 25% of our annual inventory requirements from an alternative manufacturer but stipulates a compensating payment to be made to Alkermes for any inventory purchased from this alternative manufacturer.  This payment is determined at the end of the quarter in which any new lots have been purchased exclusive from Alkermes using the actual net selling price for the respective quarter net of an agreed upon amount as stipulated by the Alkermes agreement.  This payment is recorded as an adjustment to inventory as well as an accrual on our balance sheet.

Zanaflex

Cost of sales consists of cost of inventory, expense due to inventory reserves when necessary, royalty expense, milestone amortization of intangible assets associated with the Zanaflex acquisition prior to 2011, intangible write-off expense in 2011, packaging costs, freight and required inventory stability testing costs. Our inventory costs, royalty obligations and milestone obligations are set forth in the agreements entered into in connection with our Zanaflex acquisition. Any payments we make in connection with the revenue interests assignment transaction entered into in December 2005 will not constitute royalty expense or otherwise affect our cost of sales. See “—Liquidity and Capital Resources—Financing Arrangements.”

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

The following table shows, for each of the years ended, (i) the total third parties expenses for clinical development, preclinical research and development, on a project-by-project basis, (ii) our unallocated research and development operating expenses, and (iii) acquisitions, licenses and milestone payments, on a project-by-project basis:

(in thousands)	Year Ended December 31,
	2014	2013	2012
Preclinical and clinical development:
Contract expenses—Ampyra LCM	$8,990	$5,206	$12,840
Contract expenses—Diazepam Nasal Spray/Plumiaz	7,805	6,890	843
Contract expenses—cimaglermin alfa (previously GGF2)	6,157	5,592	6,151
Contract expenses—rHIgM22	5,019	3,359	1,220
Contract expenses—CVT-301	3,625	-	-
Contract expenses—NP-1998	2,015	185	-
Contract expenses—AC105	1,296	1,200	1,197
Contract expenses—Chondroitinase	121	118	498
Contract expenses—other	38	-	-

Research and development operating expenses:	38,329	30,252	23,929

Acquisitions, licenses and milestones:
Diazepam Nasal Spray/Plumiaz	-	1,000	6,653
AC105	20	20	500
rHIgM22	25	25	20
cimaglermin alfa (previously GGF2)	10	10	10
Other	20	20	20
Total research and development	$73,470	$53,877	$53,881

With respect to previously established clinical study accruals in prior periods and for the twelve-month period ended December 31, 2014 we did not make any significant adjustments to our clinical study costs.

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

Asset Impairment

Asset impairment pertains to impairment charges for non-financial assets such as property, plant and equipment and intangible assets including IPR&D, developed technology, website development costs, and other assets that are determined to be impaired.

Changes in Fair Value of Acquired Contingent Consideration

Changes in fair value of acquired contingent consideration represents changes in the estimated fair value of the Company’s contingent liability.

Other Income (Expense)

Interest income consists of income earned on our cash, cash equivalents and short-term and long-term investments. Interest expense consists of interest expense related to our revenue interest liability,accrued interest on our convertible notes, and cash and non-cash interest expense for the convertible senior notes issued in June 2014. Other income consists principally of realized gains on available-for-sale securities.

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

We will continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits, if any. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, grants receivable, convertible notes payable, accounts payable, and put/call liability. The estimated fair values of all of our financial instruments approximate their carrying amounts at December 31, 2014.

We have cash equivalents and short-term investments at December 31, 2014, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying values of our cash equivalents and short-term investments approximate their fair values at December 31, 2014.  There were no investments classified as long-term at December 31, 2014.  At December 31, 2014, we held $307.6 million in cash and cash equivalents and short-term investments, which had an average interest rate of approximately 0.1%.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, or Exchange Act, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of our 2014 fiscal year (the period covered by this report). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of and with the participation of our chief executive officer and our chief financial officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of 2014 (the period covered by this report) based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

On October 22, 2014, the Company completed its acquisition of Civitas Therapeutics, Inc., which is included in the Company’s 2014 consolidated financial statements and constituted $10.8 million and $3.8 million of total and net assets, respectively, as of December 31, 2014 and $0 and $11 million of revenues and net loss, respectively, for the year then ended.  As the acquisition occurred during 2014, management excluded the Civitas business from its assessment of internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2014. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Acorda Therapeutics, Inc.:

We have audited Acorda Therapeutics, Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Acorda Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Civitas Therapeutics, Inc., which is included in the 2014 consolidated financial statements of Acorda Therapeutics, Inc. and constituted $10.8 million and $3.8 million of total and net assets, respectively, as of December 31, 2014 and $0 and $11 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Acorda Therapeutics and subsidiaries also did not include an evaluation of the internal control over financial reporting of Civitas Therapeutics, Inc.

In our opinion, Acorda Therapeutics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Acorda Therapeutics, Inc. and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2015

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2015 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

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

Item 11.  Executive Compensation.

The information required by this item will be contained in our 2015 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2015 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Information Concerning Executive Officers” and “Additional Information” and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2015 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the caption “Certain Relationships and Related Transactions,” and such information is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be contained in our 2015 Proxy Statement under the caption for the proposal relating to the “Ratification of Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics, Inc. and Subsidiaries:
Report of Ernst and Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acorda Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorda Therapeutics, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2015

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$182,170	$48,037
Restricted cash	1,205	277
Short-term investments	125,448	225,891
Trade accounts receivable, net of allowances of $771 and $698, as of December 31, 2014 and 2013, respectively	32,211	30,784
Prepaid expenses	15,523	8,398
Finished goods inventory held by the Company	26,256	25,535
Finished goods inventory held by others	581	637
Deferred tax asset	18,420	19,314
Other current assets	7,324	8,460
Total current assets	409,138	367,333
Long-term investments	—	93,299
Property and equipment, net of accumulated depreciation	46,090	16,525
Goodwill	182,952	—
Deferred tax asset	—	107,985
Intangible assets, net of accumulated amortization	432,822	17,459
Non-current portion of deferred cost of license revenue	3,540	4,174
Other assets	6,137	352
Total assets	$1,080,679	$607,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,751	$15,922
Accrued expenses and other current liabilities	56,118	37,569
Deferred product revenue—Zanaflex	29,420	32,090
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interests liability	893	861
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	114,383	96,643
Convertible senior notes (due 2021)	287,699	—
Acquired contingent consideration	52,600	—
Non-current portion of deferred license revenue	50,570	59,628
Non-current portion of convertible notes payable	2,184	3,228
Deferred tax liability	23,885	—
Other non-current liabilities	9,103	7,275
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at December 31, 2014 and 2013; issued and outstanding 41,883,843 and 40,896,355 shares, including those held in treasury, as of December 31, 2014 and 2013, respectively	42	41
Treasury stock at cost (12,420 shares at December 31, 2014 and December 31, 2013)	(329)	(329)
Additional paid-in capital	761,026	678,686
Accumulated deficit	(220,410)	(238,082)
Accumulated other comprehensive income	(74)	37
Total stockholders’ equity	540,255	440,353
Total liabilities and stockholders’ equity	$1,080,679	$607,127

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2014	2013	2012
Revenues:
Net product revenues	$373,292	$310,317	$282,381
Royalty revenues	19,131	17,056	14,376
License revenue	9,057	9,057	9,057
Total net revenues	401,480	336,430	305,814
Costs and expenses:
Cost of sales	79,981	66,009	57,007
Cost of milestone and license revenue	634	634	634
Research and development	73,470	53,877	53,881
Selling, general and administrative	201,813	185,545	168,690
Asset impairment	6,991	—	—
Changes in fair value of acquired contingent consideration	2,200	—	—
Total operating expenses	365,089	306,065	280,212
Operating income	36,391	30,365	25,602
Other expense (net):
Interest and amortization of debt discount expense	(9,288)	(2,170)	(1,880)
Interest income	674	668	552
Other income (expense)	232	—	(6)
Total other expense (net)	(8,382)	(1,502)	(1,334)
Income before taxes	28,009	28,863	24,268
(Provision for) / benefit from income taxes	(10,337)	(12,422)	130,690
Net income	$17,672	$16,441	$154,958
Net income per share—basic	$0.43	$0.41	$3.93
Net income per share—diluted	$0.42	$0.39	$3.84
Weighted average common shares outstanding used in computing net income per share—basic	41,150	40,208	39,459
Weighted average common shares outstanding used in computing net income per share—diluted	42,544	41,682	40,332

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2014	2013	2012

Net income	$17,672	$16,441	$154,958
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of tax	(111)	(25)	(4)
Other comprehensive loss, net of tax	(111)	(25)	(4)
Comprehensive income	$17,561	$16,416	$154,954

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common stock
	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2011	39,328	$39	$(329)	$614,914	$(409,481)	$66	$205,209
Compensation expense for issuance of stock options to employees	—	—	—	15,206	—	—	15,206
Compensation expense for issuance of restricted stock to employees	224	—	—	6,212	—	—	6,212
Exercise of stock options	252	1	—	4,339	—	—	4,340
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	154,958	—	154,958
Balance at December 31, 2012	39,804	$40	$(329)	$640,671	$(254,523)	$62	$385,921
Compensation expense for issuance of stock options to employees	—	—	—	18,036	—	—	18,036
Compensation expense for issuance of restricted stock to employees	264	—	—	7,103	—	—	7,103
Exercise of stock options	828	1	—	12,785	—	—	12,786
Excess tax benefit from share-based compensation arrangements	—	—	—	91	—	—	91
Other comprehensive loss, net of tax	—	—	—	—	—	(25)	(25)
Net income	—	—	—	—	16,441	—	16,441
Balance at December 31, 2013	40,896	$41	$(329)	$678,686	$(238,082)	$37	$440,353
Compensation expense for issuance of stock options to employees	—	—	—	21,910	—	—	21,910
Compensation expense for issuance of restricted stock to employees	242	—	—	7,527	—	—	7,527
Exercise of stock options	746	1	—	16,014	—	—	16,015
Equity component of the convertible notes, issuance, net	—	—	—	38,166	—	—	38,166
Debt issuance costs	—	—	—	(1,277)	—	—	(1,277)
Other comprehensive loss, net of tax	—	—	—	—	—	(111)	(111)
Net income	—	—	—	—	17,672	—	17,672
Balance at December 31, 2014	41,884	$42	$(329)	$761,026	$(220,410)	$(74)	$540,255

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$17,672	$16,441	$154,958
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Share-based compensation expense	29,437	25,139	21,418
Amortization of net premiums and discounts on investments	3,571	2,526	4,382
Amortization of debt discount and debt issuance costs	4,291	—	—
Amortization of revenue interest issuance cost	27	50	67
Depreciation and amortization expense	8,473	6,999	4,663
Intangible asset impairment	6,991	—	664
Change in contingent consideration obligation	2,200	—	—
Gain on put/call liability	(147)	(182)	(701)
Deferred tax provision (benefit)	6,681	9,520	(133,042)
Excess tax benefit from share-based compensation arrangements	—	(91)	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,427)	(4,457)	(3,499)
Increase in prepaid expenses and other current assets	(4,083)	(377)	(2,961)
(Increase) decrease in inventory held by the Company	(721)	(5,269)	7,082
Decrease in inventory held by others	56	145	345
Decrease in non-current portion of deferred cost of license revenue	634	634	634
Decrease (increase) in other assets	34	34	(3,753)
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	13,180	(5,785)	11,743
Increase in revenue interest liability interest payable	108	18	600
Decrease in non-current portion of deferred license revenue	(9,057)	(9,057)	(9,057)
(Decrease) increase in other non-current liabilities	(301)	78	(22)
(Decrease) increase in deferred product revenue—Zanaflex	(2,670)	2,816	(1,325)
Decrease (increase) in restricted cash	71	103	(77)
Net cash provided by operating activities	75,020	39,285	52,119
Cash flows from investing activities:
Purchases of property and equipment	(5,084)	(4,043)	(10,384)
Purchases of intangible assets	(2,699)	(3,121)	(3,194)
Acquisitions, net of cash received	(476,151)	(7,499)	—
Purchases of investments	(580,381)	(221,429)	(322,455)
Proceeds from maturities of investments	770,490	191,000	264,750
Net cash used in investing activities	(293,825)	(45,092)	(71,283)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	345,000	—	—
Debt issuance costs	(7,516)	—	—
Proceeds from issuance of common stock and option exercises	16,015	12,786	4,339
Excess tax benefit from share-based compensation arrangements	—	91	—
Repayments of revenue interest liability	(562)	(909)	(1,253)
Net cash provided by financing activities	352,937	11,968	3,086
Net increase (decrease) in cash and cash equivalents	134,133	6,161	(16,078)
Cash and cash equivalents at beginning of period	48,037	41,876	57,954
Cash and cash equivalents at end of period	$182,170	$48,037	$41,876
Supplemental disclosure:
Cash paid for interest	$4,522	$2,022	$1,122
Cash paid for taxes	4,392	2,630	2,706

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include share-based compensation accounting, which are largely dependent on the fair value of the Company’s equity securities. In addition, the Company recognizes Zanaflex revenue based on estimated prescriptions filled. The Company adjusts its Zanaflex inventory value based on an estimate of inventory that may be returned. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash represents a bank account with funds to cover the Company’s self-funded employee health insurance and cash deposits held in connection with obligations under facility leases.

Investments

Both short-term and long-term investments consist of US Treasury bonds. The Company classifies marketable securities available to fund current operations as short-term investments in current assets on its consolidated balance sheets. Marketable securities are classified as long-term investments in long-term assets on the consolidated balance sheets if the Company has the ability and intent to hold them and such holding period is longer than one year. The Company classifies its short-term and long-term investments as available-for-sale. Available-for-sale securities are recorded at the fair value of the investments based on quoted market prices.

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

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of gains and losses on available-for-sale securities and is recorded and presented net of income tax.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which ranges from one to seven years. Leasehold improvements are recorded at cost, less accumulated amortization, which is computed on a straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting.  Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired.  See Note 13 for discussion on goodwill.

Intangible Assets

The Company has finite lived intangible assets related to milestones for Ampyra, and for certain website development costs. These intangible assets are amortized on a straight line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company’s evaluation of the intangible assets, it considers the term of the underlying asset life and the expected life of the related product line. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.  The Company also has indefinite lived intangible assets for the value of acquired in-process research and development related to CVT-301.  The Company reviews the carrying value of indefinite lived intangible assets annually and whenever indicators of impairment are present.  See also “In-Process Research and Development” and Note 13 for discussion on intangible assets.

Contingent Consideration

The Company records contingent consideration as part of the cost of business acquisitions.  Contingent consideration is recognized at fair value as of the date of acquisition and recorded as a liability on the consolidated balance sheet.  The contingent consideration is re-valued on a quarterly basis using a probability weighted discounted cash-flow approach until fulfillment or expiration of the contingency.  Changes in the fair value of the contingent consideration are recognized in the statement of operations. See Note 10 for discussion on the Alkermes ARCUS agreement.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

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

In-Process Research and Development

The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method”, and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized in the statement of operations. These assets are tested at least annually or sooner when a triggering event occurs that could indicate a potential impairment.

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies. Ampyra is not available in retail pharmacies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser Permanente, and ASD Specialty Healthcare, Inc. The specialty pharmacy providers, Kaiser Permanente, and ASD Specialty Healthcare, Inc. are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

The Company’s net revenues represent total revenues less allowances for customer credits, including estimated discounts, rebates, and chargebacks. These allowances are recorded for cash consideration given by a vendor to a customer that is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, are characterized as a reduction of revenue. At the time product is shipped to specialty pharmacies, Kaiser Permanente and ASD Specialty Healthcare, Inc., an adjustment is recorded for estimated rebates, discounts and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for discounts, rebates, and chargebacks are established based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.The Company does not accept returns of Ampyra with the exception of product damages that occur during shipping.

Zanaflex

The Company applies the revenue recognition guidance in Accounting Standards Codification (ASC) 605-15-25, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. The Company has accumulated some sales history with Zanaflex Capsules; however, due to existing and potential generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, it does not believe it can reasonably determine a return rate at this time. As a result, the Company accounts for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized is based on (1) the estimated prescription demand, based on pharmacy sales for its products; and (2) the Company’s analysis of third party information, including third party market research data. The Company’s estimates are subject to the inherent limitations of estimates that rely on third party data, as certain third party information is itself in the form of estimates, and reflect other limitations. The Company’s sales and revenue recognition reflects the Company’s estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such that revenue is recognized following shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns and greater certainty regarding generic competition.

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

The Company does not own or operate, and currently does not plan to own or operate, facilities for production and packaging of Ampyra or its other commercial products, Zanaflex Capsules, Zanaflex tablets or Qutenza. It relies and expects to continue to rely on third parties for the production and packaging of its commercial products and clinical trial materials for all of its products except CVT-301. As part of the Civitas acquisition in 2014, the Company now subleases a manufacturing facility in Chelsea, Massachusetts which produces CVT-301 for clinical trials and will produce commercial supply, if approved.

The Company relies primarily on Alkermes for its supply of  Ampyra.  Under its supply agreement with Alkermes, the Company is obligated to purchase at least 75% of its yearly supply of Ampyra from Alkermes, and it is required to make compensatory payments if it does not purchase 100% of its requirements from Alkermes, subject to certain specified exceptions. The Company and Alkermes have agreed that the Company may purchase up to 25% of its annual requirements from Patheon, a mutually agreed-upon second manufacturing source, with compensatory payment.  The Company and Alkermes also rely on a single third-party manufacturer, Regis, to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra.  If Regis experiences any disruption in their operations, a delay or interruption in the supply of Ampyra product could result until Regis cures the problem or it locates an alternate source of supply.

The Company’s principal direct customers as of December 31, 2014 were a network of specialty pharmacies, Kaiser Permanente, and ASD Specialty Healthcare, Inc. for Ampyra, wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets, and two specialty distributors for Qutenza. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s revenue in 2014 through 2012. Four customers individually accounted for more than 10% of the Company’s accounts receivable as of December 31, 2014 and three customers individually accounted for more than 10% of the Company’s accounts receivable as of December 31, 2013. The Company’s net product revenues are generated in the United States.

Allowance for Cash Discounts

An allowance for cash discounts is accrued based on historical usage rates at the time of product shipment.  The Company adjusts accruals based on actual activity as necessary.  Cash discounts are typically settled with customers within 30 days after the end of each calendar month.  The Company had cash discount allowances of $4.1 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively.  The Company’s accruals for cash discount allowances were $392,000 and $319,000 as of December 31, 2014 and 2013, respectively.

Allowance for Doubtful Accounts

A portion of the Company’s accounts receivable may not be collected due principally to customer disputes and sales returns. The Company provides reserves for these situations based on the evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not historically experienced material losses related to credit risk.  The Company has recognized an allowance related to one customer of approximately $379,000 as of December 31, 2014 and December 31, 2013.  For the year ended December 31, 2014, the Company recorded no provision and did not record any write-offs.  For the year ended December 31, 2013, the Company recorded a provision of $119,000 and did not record any write-offs.

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

The following methods are used to estimate the fair value of the Company’s financial instruments:

(a)	Cash equivalents, grants receivables, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments;

(b)	Available-for-sale securities are recorded based primarily on quoted market prices;

(c)	Put/call liability’s fair value is based on revenue projections and business, general economic and market conditions that could be reasonably evaluated as of the valuation date;

(d)	Contingent purchase price related to the NeurogesX acquisition was measured at fair value using a Monte Carlo simulation;

(e)	Acquired contingent consideration related to the Civitas acquisition was measured at fair value using a probability weighted, discounted cash flow approach; and

(f)	Convertible Senior Notes were measured at fair value based on market quoted prices of debt securities with similar terms and maturities using other observable inputs.

Earnings per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the vesting of restricted stock and the potential dilutive effects of the conversion option on the Company’s convertible debt. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.  See Note 8 for discussion on earnings per share.

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on the identification, development and commercialization of novel therapies to improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported to date are derived from the sales of Ampyra, Zanaflex and Qutenza in the United States.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

(3) Acquisitions

Civitas Therapeutics, Inc. Acquisition

On October 22, 2014, the Company completed the acquisition of Civitas Therapeutics, Inc., a Delaware corporation (Civitas).  As a result of the acquisition, the Company acquired global rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease.  The acquisition of Civitas also included rights to Civitas’s proprietary ARCUS pulmonary delivery technology, which management believes has applications in multiple disease areas, and a subleased manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities.  The approximately 90,000 square foot facility also includes office and laboratory space.  Approximately 45 Civitas employees based at the Chelsea facility joined the Acorda workforce in connection with the acquisition.

The Civitas acquisition was completed under an Agreement and Plan of Merger, dated as of September 24, 2014 (the Merger Agreement), by and among Acorda, Five A Acquisition Corporation, a Delaware corporation and its wholly-owned subsidiary (Merger Sub), Civitas and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the securityholders’ representative (SRS).  Pursuant to the terms of the Merger Agreement, Merger Sub has merged with and into Civitas, which is the surviving corporation in the Merger and which is continuing as a wholly-owned subsidiary of Acorda under the Civitas name.

Pursuant to the terms of the Merger Agreement, aggregate merger consideration was $525 million plus $4.5 million in Civitas transaction costs paid by the Company.  Additionally and pursuant to the Merger Agreement, upon consummation of the merger, $39.375 million of the aggregate merger consideration was deposited into escrow to secure representation and warranty indemnification obligations of Civitas and Civitas’ securityholders.    The transaction was financed with cash on hand.  The Company incurred approximately $7.2 million of its own transactions costs related to legal, valuation and other professional and consulting fees associated with the acquisition.  These transaction costs have been expensed as selling, general and administrative expenses in the year ended December 31, 2014.

The fair value of consideration transferred totaled approximately $529.5 million summarized as follows:

(In thousands) Cash paid	$524,201
Extinguishment of long-term debt	5,325
Fair value of consideration transferred	$529,526

In accordance with the acquisition method of accounting, the Company allocated the preliminary purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, with any excess allocated to goodwill.  The fair value of acquired IPR&D will be classified as an indefinite lived intangible asset until the successful completion or abandonment of the associated research and development efforts.  The Company accounted for the transaction as a business combination.  The results of Civitas’ operations have been included in the consolidated statements of operations from the date of acquisition.

Acquired contingent consideration represents the estimated fair value of certain royalty payments due under a prior acquisition agreement between Alkermes and Civitas pertaining to sales of licensed products using the ARCUS technology.  The estimated fair value of the acquired contingent consideration was determined by applying a probability adjusted, discounted cash flow approach based on estimated future sales expected from CVT-301, a phase 3 candidate for the treatment of OFF episodes of Parkinson’s Disease and CVT-427, a pre-clinical development stage product intended to provide relief from acute migraine episodes.  Refer to  Note 10 for further discussion about the Alkermes ARCUS agreement.

Goodwill represents the amount of the purchase price paid in excess of the estimated fair value of the assets acquired and liabilities assumed.  The goodwill recorded as part of the acquisition is primarily related to establishing a deferred tax liability for the IPR&D intangible assets which have no tax basis and, therefore, will not result in a future tax deduction.

The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands) Current assets	$54,911
Property and equipment	27,913
Identifiable intangible assets:
In-process research and development	423,000
Other non-current assets	1,002
Current liabilities	(6,154)
Contingent consideration	(50,400)
Deferred taxes	(102,633)
Other non-current liabilities	(1,065)
Fair value of acquired assets and liabilities	346,574
Goodwill	182,952
Aggregate purchase price	529,526
Amount paid to extinguish long-term debt	(5,325)
Cash Paid	$524,201

The Company may update its preliminary acquisition accounting for provisional amounts for which the accounting is incomplete during the reporting period in which the acquisition occurred, and may continue to update the provisional amounts until the amounts are no longer provisional, but for no longer than one year from the date of the acquisition.  Any updates to the fair value of consideration given or fair value assigned to assets acquired and liabilities assumed during the measurement period would be adjusted through goodwill.

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

In consideration for the acquisition of assets pursuant to the Asset Purchase Agreement, Acorda paid NeurogesX $7.5 million in cash and may pay up to an additional $5.0 million of post-closing milestone payments (Milestone Payments), as follows:

•
$2.0 million upon the approval for sale of an NP-1998 liquid formulation product in the United States for the cutaneous treatment of PDN in humans, if FDA approval is obtained prior to December 31, 2016; and

•
$3.0 million if net sales of an NP-1998 approved product in Acorda’s territory reaches $100,000,000 during the first 12 months that such product is sold in Acorda’s territory, commencing with the first date that such product is commercially available for purchase anywhere in Acorda’s territory. Acorda’s territory consists of all territories worldwide other than those jurisdictions covered by the Astellas Agreement, which generally comprise countries in Europe, Africa and the Middle East.

There is no assurance that any of the conditions for the Milestone Payments will be met. Refer to Note 15 – Fair Value Measurements for more information on the contingent consideration liability.

Total purchase price is summarized as follows:

(In thousands) Cash paid to NeurogesX shareholders and its creditors	$7,499
Fair value of contingent liabilities	205
Total preliminary estimated purchase price	$7,704

The allocation of the purchase price to the fair value of assets acquired reflects the estimated fair values of NeurogesX’s assets as of the acquisition date. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the NeurogesX transaction to the underlying assets acquired by the Company, based upon the estimated fair values of those assets at the date of acquisition and will classify the fair value of acquired IPR&D as an indefinite-lived intangible asset until the successful completion or abandonment of the associated research and development efforts. The Company accounted for the transaction as a business combination.

The following table presents the allocation of purchase price to assets acquired:

(In thousands) Inventory	$90
Equipment	173
Identifiable intangible assets:
Developed technology – Qutenza	450
In-process research and development – NP-1998	6,991
Fair value of acquired assets	7,704
Aggregate purchase price	7,704
Goodwill	$—

Refer to Note 13 for 2014 impairment discussion.

Pro-Forma Financial Information Associated with Acquisitions (Unaudited)

The following table summarizes certain supplemental pro forma financial information for the years ended December 31, 2014 and 2013 as if the acquisitions of Civitas and NeurogesX had occurred as of January 1, 2013 and January 1, 2012, respectively.  The unaudited pro forma financial information for the year ended December 31, 2014 reflects (i) the impact to operations resulting from the elimination of transaction costs related to the Civitas acquisition; (ii) the impact to depreciation expense based on fair value adjustments to the property, plant and equipment acquired from Civitas; (iii) the elimination of interest costs associated with Civitas’ debt retired during the acquisition that were included in the results of operations for the year ended December 31, 2014; and the related tax effects of those adjustments.  The unaudited pro forma financial information for December 31, 2013 reflects (i) the impact to depreciation expense based on fair value adjustments to the property, plant and equipment acquired from Civitas, (ii) the impact to operations resulting from the elimination of transaction costs related to the NeurogesX transaction; and the related tax effects of those adjustments.  The unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisitions been made at those times or of results which may occur in the future.

	Year ended		Year ended
	December 31, 2014		December 31, 2013
(In thousands)	Reported	Pro Forma	Reported	Pro Forma

Net revenues	$401,480	$401,480	$336,430	$337,130
Net income/(loss)	17,672	(14,084)	16,441	(5,976)

(4) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices. Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2014
US Treasury bonds	$125,443	$14	$(9)	$125,448
December 31, 2013
US Treasury bonds	319,123	69	(2)	319,190

The Company’s short-term and long-term investments consist of US Treasury bonds. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment would be charged to earnings for the difference between the investment’s cost and fair value at such date and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer’s ability to continue as a going concern. The Company has determined that there were no other-than-temporary declines in the fair values of its short term investments as of December 31, 2014.

Short-term investments with maturity of three months or less from date of purchase have been classified as cash and cash equivalents, and amounted to $149.8 million and $28.3 million as of December 31, 2014 and 2013, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and long-term investments are greater than 1 year.  There were no investments classified as long-term at December 31, 2014. The Company’s long-term investments as of December 31, 2013 consisted of US Treasury bonds with original maturities greater than one year. The balance of these investments was $93.3 million as of December 31, 2013.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the years ended December 31, 2014 and 2013 were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2012	$62
Other comprehensive loss before reclassifications:	(25)
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(25)
Balance at December 31, 2013	37
Other comprehensive loss before reclassifications:	(111)
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(111)
Balance at December 31, 2014	$(74)

(5) Property and Equipment

Property and equipment consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013	Estimated useful lives used
Machinery and equipment	$21,026	$173	2-7 years
Leasehold improvements	15,763	10,260	Lesser of useful life or remaining lease term
Computer equipment	12,118	9,586	1-3 years
Laboratory equipment	5,247	3,555	2-5 years
Furniture and fixtures	1,163	1,067	4-7 years

Capital in progress	4,501	439	2-3 years
	59,818	25,080
Less accumulated depreciation	(13,728)	(8,555)
	$46,090	$16,525

Depreciation and amortization expense on property and equipment was $5.1 million and $4.6 million for the years ended December 31, 2014 and 2013, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013
Accrued inventory	$12,453	$8,632
Bonus payable	10,696	7,899
Product discount and allowances accruals	10,165	6,007
Research and development expense accruals	6,918	1,841
Sales force commissions and incentive payments payable	3,039	1,583
Royalties payable	2,540	2,063
Vacation accrual	2,038	1,629
Commercial and marketing expense accruals	2,091	3,435
Other accrued expenses	6,178	4,480
Total	$56,118	$37,569

(7) Common Stock Options and Restricted Stock

On June 18, 1999, the Company’s board of directors approved the adoption of the Acorda Therapeutics, Inc. 1999 Employee Stock Option Plan (the 1999 Plan). All employees of the Company were eligible to participate in the 1999 Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The number of shares authorized for issuance under the 1999 Plan was 2,481,334. As of December 31, 2014, the Company had granted an aggregate of 2,385,883 shares as restricted stock or subject to issuance upon exercise of stock options under the 1999 Plan, of which 4,659 shares remained subject to outstanding options.

On January 12, 2006, the Company’s board of directors approved the adoption of the Acorda Therapeutics, Inc. 2006 Employee Incentive Plan (the 2006 Plan). This 2006 Plan serves as the successor to the Company’s 1999 Plan, as amended, and no further option grants or stock issuances shall be made under the 1999 Plan after the effective date, as determined under Section 14 of the 2006 Plan. All employees of the Company are eligible to participate in the 2006 Plan, including executive officers, as well as directors, independent contractors, and agents of the Company. The 2006 Plan also covers the issuance of restricted stock. The 2006 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options and restricted stock, determines the time or times at which options and restricted stock shall be granted under the 2006 Plan, determines the number of shares to be granted subject to any option or restricted stock under the 2006 Plan and the duration of each option and restricted stock, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. Since inception, the number of shares of common stock authorized for issuance under the 2006 Plan as of December 31, 2014 is 13,216,463 shares. The total number of shares of common stock available for issuance under the 2006 Plan, including shares of common stock subject to the then outstanding awards, shall automatically increase on January 1 of each year during the term of this plan, beginning 2007, by a number of shares of common stock equal to 4% of the outstanding shares of common stock on that date, unless otherwise determined by the Board of Directors. The Board approved the automatic increases of 4% for 2014, 2013, and 2012. Upon the exercise of options in the future, the Company intends to issue new shares. As of December 31, 2014, the Company had granted an aggregate of 12,075,770 shares as restricted stock or subject to issuance upon exercise of stock options under the 2006 Plan, of which 7,781,630 shares remained subject to outstanding options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2014	2013	2012
Employees and directors:
Estimated volatility	51.26%	55.91%	60.67%
Expected life in years	5.84	5.82	5.64
Risk free interest rate	1.79%	1.16%	1.16%
Dividend yield	—	—	—

The Company estimated volatility for purposes of computing compensation expense on its employee and non-employee options using the historic volatility of the Company’s stock price. The expected life used to estimate the fair value of employee options is 5.84 years which is based on the historical life of the Company’s options based on exercise data.

The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $17.61, $15.95, and $13.67, respectively. No options were granted to non-employees for the years ended December 31, 2014, 2013 and 2012.

During the year ended December 31, 2014, the Company granted 2,739,118 stock options and restricted stock awards to employees and directors under the 2006 Plan. The stock options were issued with a weighted average exercise price of $36.54 per share. As a result of these grants the total compensation charge to be recognized over the service period is $51.1 million, of which $9.7 million was recognized during the year ended December 31, 2014.

Compensation costs for options and restricted stock granted to employees and directors amounted to $29.4 million, $25.1 million, and $21.4 million, for the years ended December 31, 2014, 2013 and 2012, respectively. There were no compensation costs capitalized in inventory balances. Compensation expense for options and restricted stock granted to employees and directors are classified between research and development, sales and marketing and general and administrative expense based on employee job function.  The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	Year ended December 31,
(In thousands)	2014	2013	2012

Research and development	$5,939	$5,805	$5,122
Selling, general and administrative	23,498	19,334	16,296
Total	$29,437	$25,139	$21,418

A summary of share-based compensation activity for the year ended December 31, 2014 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at December 31, 2011	4,793	$21.31
Granted	1,292	25.69
Forfeited and expired	(166)	27.98
Exercised	(252)	17.24
Balance at December 31, 2012	5,667	22.30
Granted	1,835	31.50
Forfeited and expired	(188)	27.90
Exercised	(828)	15.45
Balance at December 31, 2013	6,486	25.61
Granted	2,352	36.56
Forfeited and expired	(306)	32.40
Exercised	(746)	21.46
Balance at December 31, 2014	7,786	$29.05	6.9	$92,053
Vested and expected to vest at December 31, 2014	7,695	$28.98	6.9	$91,513
Vested and exercisable at December 31, 2014	4,464	$25.67	5.5	$67,834

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2014 (In thousands)	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2014 (In thousands)	Weighted- average exercise price
$2.45 - $16.88	381	1.5	$9.60	381	$9.60
$17.52 - $21.97	755	4.0	20.20	730	20.17
$22.00 - $24.93	1,035	5.2	22.35	942	22.31
$25.05 - $29.92	1,245	7.0	26.88	804	26.73
$30.12 - $41.07	4,370	8.3	34.48	1,607	33.43
	7,786	6.9	$29.05	4,464	$25.67

Restricted Stock Activity

Restricted Stock	Number of Shares (In thousands)
Nonvested at December 31, 2011	377
Granted	320
Vested	(224)
Forfeited	(15)
Nonvested at December 31, 2012	458
Granted	258
Vested	(264)
Forfeited	(31)
Nonvested at December 31, 2013	421
Granted	387
Vested	(241)
Forfeited	(48)
Nonvested at December 31, 2014	519

Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2014 totaled $93.4 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

(8) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

(In thousands, except per share data)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Basic and diluted
Net income	$17,672	$16,441	$154,958
Weighted average common shares outstanding used in computing net income per share—basic	41,150	40,208	39,459
Plus: net effect of dilutive stock options and unvested restricted common shares	1,394	1,474	873
Weighted average common shares outstanding used in computing net income per share—diluted	42,544	41,682	40,332
Net income per share—basic	$0.43	$0.41	$3.93
Net income per share—diluted	$0.42	$0.39	$3.84

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Denominator
Stock options and restricted common shares	4,078	2,419	3,573
Convertible note	29	39	48

Additionally, the impact of the convertible debt was determined to be anti-dilutive and excluded from the calculation of net income per diluted share.

(9) Income Taxes

The (provision for)/benefit from income taxes is based on income before income taxes as follows:

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012

Income before taxes	$28,009	$28,863	$24,268

The (provision for)/benefit from income taxes in 2014, 2013 and 2012 consists of current and deferred federal, state and foreign taxes as follows:

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012

Current:
Federal	$(1,105)	$(665)	$(640)
State	(1,819)	(2,050)	(1,138)
Foreign	(732)	(154)	(574)
	(3,656)	(2,869)	(2,352)
Deferred:
Federal	(6,085)	(6,815)	119,247
State	(596)	(2,738)	13,795
Foreign	—	—	—
	(6,681)	(9,553)	133,042
Total (provision for)/benefit from income taxes	$(10,337)	$(12,422)	$130,690

In the fourth quarter of 2012, the Company reversed the valuation allowance recorded against its net deferred tax assets. The decision to reverse the valuation allowance in full was made after management determined, based on an assessment of historical profitability and forecasts of future taxable income, that it was more likely than not that these deferred tax assets would be realized. It will continue to evaluate the necessity for a valuation allowance on these and future  deferred tax assets based on available evidence at each reporting period in conformity with ASC 740.

Due to the amount of net operating loss (NOL) and tax credit carryforwards, the Company does not currently pay substantial U.S. federal income taxes. The Company expects to pay cash taxes in various US states and Puerto Rico where it has operations and NOL carryforwards are not available or limited. The Company was subject to the alternative minimum tax during 2014 and 2013 and expects it will continue to be subject to such tax in the near term. The payment of alternative minimum tax generates a credit that may be carried forward indefinitely and can be used to offset its future regular income tax liability.

The Company had available federal NOL carryforwards of approximately $215.2 million and $173.8 million and state NOL carryforwards of approximately $14.7 million  and $22.8 million as of December 31, 2014 and 2013, respectively, which are available to offset future taxable income. The net operating loss carryforwards include approximately $31.9 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit of $11.2 million and has not been included in the gross deferred tax asset reflected. The tax benefit  associated with the exercise of these stock options will be recorded in additional paid-in capital when the associated net operating loss is recognized. The federal losses are expected to begin to expire in 2025, while the state losses are expected to expire during similar periods, although not all states conform to the federal carryforward period and occasionally limit the use of net operating losses for a period of time. The Company is no longer subject to federal income tax audits for tax years prior to 2012 however, such net operating losses utilized by the Company in years subsequent to 2004 is subject to review. In 2013 the Company completed an IRS exam for tax years 2009 through 2011 with no material findings.  The Company also has research and development credit carry-forwards of $11.9 million and $6.4 million as of December 31, 2014 and 2013, respectively that are subject to expiration starting in 2017. The Company also has Alternative Minimum Tax credit carry-forwards of $3.3 million and $2.2 million as of December 31, 2014 and 2013, respectively.  Such credits can be carried forward indefinitely and have no expiration date.

The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. The Company hae determined that these limiting provisions were triggered during a prior year for both Acorda Therapeutics and Neuronex, its wholly owned subsidiary and a current limitation was triggered in the current period for Civitas, another wholly owned subsidiary of Acorda Therapeutics.  However, it believes that such limitation is not expected to result in the expiration or loss of any of its federal NOL’s and income tax credit carryforwards. Future ownership changes may limit the use of these carryforwards.

The provision (benefit) for income taxes differs from the U.S. federal statutory tax rate. The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	3.7%	10.7%	2.4%
Foreign income tax	1.8%	0.1%	1.5%
Stock option compensation	0.5%	2.0%	1.9%
Stock option shortfall	—	0.3%	5.6%
Neuronex acquisition	—	—	9.4%
Research and development credit	(13.2%)	(7.6%)	—
Other nondeductible and permanent differences	6.9%	2.5%	3.3%
Provision (benefit) attributable to valuation allowance	2.2%	—	(597.6%)
Effective income tax rate	36.9%	43.0%	(538.5%)

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

(In thousands)	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss and other carryforwards	$69,149	$52,017
Tax credits	13,199	6,871
Deferred revenue	29,144	33,557
Stock based compensation	22,776	19,030
Amortization	—	7,912
Other	11,359	7,912
Total deferred tax assets	145,627	127,299
Valuation allowance	(5,497)	—
Total deferred tax assets net of valuation allowance	140,130	127,299

Deferred tax liabilities:
Intangible assets	(123,593)	—
Convertible debt	(22,002)	—
Total deferred tax liabilities	(145,595)	—
Net deferred tax asset (liability)	$(5,465)	$127,299

(In thousands)	December 31, 2014	December 31, 2013
Current deferred tax assets, net:
Current deferred tax assets, net of deferred tax liabilities	$19,143	$19,314
Valuation allowance	(723)	—
Current deferred tax assets, net	18,420	19,314
Non-current deferred tax assets, net:
Non-current deferred tax assets, net of deferred tax liabilities	(19,111)	107,985
Valuation allowance	(4,774)	—
Non-current deferred tax assets (liabilities), net	(23,885)	107,985
Net deferred tax asset (liability)	$(5,465)	$127,299

The Company follows authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012

Beginning of period balance	$2,244	$1,936	$—
Increases for tax positions taken during a prior period	451	589	1,936
Decreases for tax positions taken during a prior period	(200)	(511)	—
Increases for tax positions taken during the current period	800	230	—
Reduction as a result of a lapse of statute of limitations	—	—	—
	$3,295	$2,244	$1,936

Due to the amount of the Company’s NOLs and tax credit carryforwards, it has not accrued interest relating to these unrecognized tax benefits. Accrued interest and penalties, however, would be disclosed within the related liabilities lines in the consolidated balance sheet and recorded as a component of income tax expense. Unless related to excess tax benefits from stock options, all of its unrecognized tax benefits, if recognized, would impact the effective tax rate.

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

On September 13, 2013, the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes. Although the regulations are not effective until tax years beginning on or after January 1, 2014, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. Pursuant to U.S. GAAP, as of the date of the issuance, the release of the regulations is treated as a change in tax law. Therefore, the Company is required to determine whether there will be an impact on its financial statements. The Company is currently analyzing the expected impact of the new regulations and does not believe the impact will be material to its financial position or results of operations. The Company will continue to monitor any future changes in the TPR prospectively.

(10) License, Research and Collaboration Agreements

Alkermes plc, formerly Elan plc

The Company has entered into agreements with Elan Corporation plc, including those described immediately below and elsewhere in these financial statements.  In September 2011, Alkermes plc acquired Elan’s Drug Technologies business and Elan transferred the agreements to Alkermes as part of that transaction.  Throughout this report, references to “Alkermes” include Alkermes plc and also, as the context may require, Elan Corporation plc as the predecessor to Alkermes plc under the agreements.

The Company is a party to a 2003 amended and restated license agreement and a 2003 supply agreement with Alkermes for Ampyra, which replaced two prior license and supply agreements for Ampyra. Under the license agreement, the Company has exclusive worldwide rights to Ampyra, as well as Alkermes’s formulation for any other mono or di-aminopyridines, for all indications, including multiple sclerosis and spinal cord injury. The Company is obligated to pay Alkermes milestone payments and royalties based on a percentage of net product sales and the quantity of product shipped by Alkermes to Acorda.

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

Convertible Note

Under the Agreement, Alkermes also loaned to the Company an aggregate of $7.5 million pursuant to two convertible promissory notes. On December 23, 2005, Alkermes transferred these promissory notes to funds affiliated with Saints Capital. One promissory note in the amount of $5.0 million bears interest at a rate of 3% beginning on the first anniversary of the issuance of the note. The original unpaid principal was convertible into 67,476 shares of common stock. As of December 31, 2014 the unpaid principal was convertible into 28,918 shares of common stock. Principal and interest are repayable, if not converted, ratably over a seven-year period beginning one year after the Company receives certain regulatory approval for the products to be developed, subject to limitations related to gross margin on product sales. The $5.0 million promissory note restricts the Company’s ability to incur indebtedness that is senior to the notes, subject to certain exceptions, including for the Company’s revenue interests assignment arrangement (See Note 14).

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

As permitted by the agreement with Alkermes, the Company has designated Patheon, Inc. (Patheon) as a qualified second manufacturing source of Ampyra. In connection with that designation, the Company entered into a manufacturing agreement with Patheon, and Alkermes assisted the Company in transferring manufacturing technology to Patheon. The Company and Alkermes have agreed that a purchase of up to 25% of annual requirements from Patheon is allowed if compensatory payments are made to Alkermes. In addition, Patheon may supply the Company with Ampyra if Alkermes is unable or unwilling to meet the Company’s requirements.

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

As of December 31, 2014, the Company made or accrued royalty payments totaling $27.8 million.

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen Idec as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $9.1 million in amortized license revenue, a portion of the $110.0 million received from Biogen Idec, and $634,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during each of the twelve-month periods ended December 31, 2014, 2013 and 2012.

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

Cost of milestone and license revenue includes $634,000 in cost of license revenue for the twelve-month periods ended December 31, 2014, 2013 and 2012, which represents the amortized portion of the $7.7 million paid to Alkermes in 2009.

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, which was launched in February 2012.  In accordance with the agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the twelve-month periods ended December 31, 2014 and 2013, the Company recognized royalty revenue of $9.1 million and $7.8 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the twelve-month periods ended December 31, 2014 and 2013, the Company also recognized revenue and a corresponding cost of sales of $4.6 million and $3.2 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Actavis, which is recorded in net product revenues and cost of sales.

Alkermes (ARCUS products)

In December 2010, Civitas, the Company’s wholly-owned subsidiary, entered into the Alkermes Agreement, in which Civitas licensed or acquired from Alkermes certain pulmonary development programs and INDs, underlying intellectual property and laboratory equipment associated with the pulmonary business of Alkermes. The assets acquired includes (i) patents, patent applications and related know-how and documentation; (ii) a formulation of inhaled L-dopa; (iii) several other pulmonary development programs and INDs, which are part of the platform device and formulation IP; (iv) instruments, laboratory equipment and apparatus; and (v) inhalers, inhaler molds, tools, and the associated assembled equipment. In addition, Civitas signed the sublease for the facility where the Alkermes operations were housed in Chelsea, Massachusetts.

Under the terms of the Alkermes Agreement, Civitas will also pay to Alkermes royalties for each licensed product as follows: (i) for all licensed products sold by Civitas, Civitas will pay Alkermes a mid-single digit percentage of net sales of such licensed products and (ii) for all licensed products sold by a collaboration partner, Civitas will pay Alkermes the lower of a mid-single digit percentage of net sales of such licensed products in a given calendar year or a percentage in the low-to-mid-double digits of all collaboration partner revenue received in such calendar year. Notwithstanding the foregoing, in no event shall the royalty paid be less than a low-single digit percentage of net sales of a licensed product in any calendar year.

As consideration for the agreement with Alkermes, Civitas issued stock and also agreed to pay Alkermes royalties on future net product sales from products developed from licensed technology under the Alkermes Agreement. The fair value of the future royalties is classified as contingent consideration. The Company estimates the fair value of this contingent consideration based on future revenue projections and estimated probabilities of receiving regulatory approval and commercializing such products.  Refer to Note 15 – Fair Value Measurements for more information on the contingent consideration liability.

Neuronex

In December 2012, the Company acquired Neuronex, Inc., a privately-held development stage pharmaceutical company (Neuronex) developing Plumiaz (its trade name for Diazepam Nasal Spray).  Plumiaz is a proprietary nasal spray formulation of diazepam that it is developing under Section 505(b)(2) of the Food, Drug and Cosmetic Act as an acute treatment for selected, refractory patients with epilepsy, on stable regimens of antiepileptic drugs, or AEDs, who experience intermittent bouts of increased seizure activity also known as seizure clusters or acute repetitive seizures, or ARS.

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

(11) Employee Benefit Plan

Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The plan includes an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the

Company will contribute an additional 50 cents into the funds. The Company’s expense related to the plan was $1.9 million, $1.5 million and $1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(12) Commitments and Contingencies

Operating Leases

Ardsley, New York

In June 2011, the Company entered into a 15 year lease for an aggregate of approximately 138,000 square feet of office and laboratory space in Ardsley, New York.  In July 2012, the Company relocated its corporate headquarters, and all employees based at the prior Hawthorne, NY location, to the Ardsley facility.  The Company has grown substantially over the last several years, and the new facility provides state-of-the art office and laboratory space that accommodates the Company’s current needs and allows for future growth.  The Company has options to extend the term of the lease for three additional five-year periods, and the Company has an option to terminate the lease after 10 years subject to payment of an early termination fee.  Also, the Company has rights to lease up to approximately 120,000 additional square feet of space in additional buildings at the same location.  The Company’s extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that the Company not be in default under the lease.  In 2014, the Company exercised its option to expand into an additional 25,405 square feet of office space, which the Company occupied in January 2015.

The Ardsley lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to the Company’s occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges.  The base rent is currently $4.1 million per year, which reflects an annual 2.5% escalation factor as well as the recent expansion, described above.

 Chelsea, Massachusetts

The Company’s 2014 acquisition of Civitas Therapeutics, Inc. included a subleased manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities.  The approximately 90,000 square foot facility also includes office and laboratory space.  Civitas subleases the Chelsea, Massachusetts facility from Alkermes, Inc. The sublease is an operating lease that expires December 31, 2015, which Civitas may extend for two five-year terms.  For each extension period, the economic terms of the sublease will be determined by a process set forth in the sublease, and Civitas will be required to provide a letter of credit in an amount equal to the full five-year lease obligation for each lease extension period. Alkermes leases the building from H&N Associates, LLC pursuant to an overlease dated December 6, 2000, as amended. Civitas assumed all of Alkermes’s rights and obligations under the overlease.  The base rent is currently $722,000 per year.

Future minimum commitments under all non-cancelable operating leases subsequent to December 31, 2014 are as follows:

(In thousands)
2015	$4,787
2016	4,353
2017	4,462
2018	4,573
2019	4,688
Later years	16,780
$39,643

Rent expense under these operating leases during the years ended December 31, 2014, 2013 and 2012 was approximately $6.2 million, $3.4 million, and $2.3 million, respectively.

License Agreements

Under the Company’s Ampyra license agreement with Alkermes, the Company is obligated to make milestone payments to Alkermes of up to $15.0 million over the life of the contract and royalty payments as a percentage of net product sales and the quantity of product shipped by Alkermes to Acorda. In addition, under the Company’s various other research, license and collaboration agreements with other parties, it is obligated to make milestone payments of up to an aggregate of approximately $204 million over the life of the contracts. The FDA approval of Ampyra triggered a milestone of $2.5 million to Alkermes that was paid during the quarter ended June 30, 2010. An additional milestone payment to Alkermes was paid during the quarter ended March 31, 2012 with an additional $2.5 million recorded as an intangible asset.  Further milestone amounts are payable in connection with additional indications.

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

Under the Company’s supply agreement with Alkermes, it provides Alkermes with monthly written 18-month forecasts, and with annual written five-year forecasts for its supply requirements of Ampyra and two-year forecasts for its supply requirements of Zanaflex Capsules. In each of the five months for Zanaflex and three months for Ampyra following the submission of its written 18-month forecast the Company is obligated to purchase the quantity specified in the forecast, even if its actual requirements are greater or less.

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

Other

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible the Company is not able to estimate any ranges of losses as of December 31, 2014. Litigation expenses are expensed as incurred.

The Company is currently party to the other legal proceedings described in Part I, Item 3 of this annual report on Form 10-K, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K, the Company believes that, the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the Company's consolidated results of operations in any one accounting period.

(13) Intangible Assets and Goodwill

Intangible Assets

CVT-301 and ARCUS Technology IPR&D

In October 2014, the Company acquired through the acquisition of Civitas (Note 3), global rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease.  The acquisition of Civitas also included rights to Civitas’s proprietary ARCUS pulmonary delivery technology, which the Company believes has potential applications in multiple disease areas.  CVT-301 is an inhaled formulation of levodopa, or L-dopa, for the treatment of OFF episodes in Parkinson’s disease.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the transaction to the underlying assets acquired and liabilities assumed by the Company, based upon the estimated fair values of those assets and liabilities at the date of acquisition and classified the fair value of the acquired IPR&D as an indefinite-lived intangible asset until the successful completion or abandonment of the associated research and development efforts.  The value allocated to the indefinite lived intangible asset was $423 million.

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

NP-1998 IPR&D and Qutenza Developed Technology

In July 2013, the Company acquired rights in the U.S., Canada, Latin America and certain other countries to two neuropathic pain management assets from NeurogesX, Inc., including: Qutenza®, which is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain; and NP-1998, a Phase 3 ready, prescription strength capsaicin topical solution, that was being assessed for the treatment of neuropathic pain.  In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the NeurogesX transaction to the underlying assets acquired by the Company, based upon the estimated fair values of those assets at the date of acquisition and classified the fair value of the acquired IPR&D as an indefinite-lived asset classified under intangible assets until the successful completion or abandonment of the associated research and development efforts.  The value allocated to this indefinite lived asset was approximately $7.0 million.  The value allocated to the Qutenza developed technology was determined to be approximately $450,000 and was recorded as an intangible asset.

The Company evaluated and reprioritized its research and development pipeline based on the 2014 acquisition of Civitas, and as a result has no current plans to invest in further development of NP-1998 for neuropathic pain. Therefore, the Company believes that the intangible assets associated with NP-1998 and Qutenza were fully impaired based on the currently estimated fair value of the assets, and the Company recorded asset impairment charges of approximately $7.0 million and $0.3 million to fully write off the carrying value of the NP-1998 and Qutenza assets, respectively, during the three-month period ended December 31, 2014.

Websites

Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and various other websites.

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. As of December 31, 2014, the Company does not believe that there are any facts or circumstances that would indicate a need for changing the estimated remaining useful life of the Company’s other intangible assets.

Intangible assets consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013	Estimated remaining useful lives as of December 31, 2014
In-process research & development – CVT-301/ARCUS	$423,000	$—	Indefinite-lived
In-process research & development – NP-1998	—	6,991	n/a
Ampyra milestones	5,750	5,750	12 years
Ampyra CSRO royalty buyout	3,000	3,000	5 years
Qutenza developed technology	—	450	n/a
Website development costs	11,319	8,435	1-3 years
Website development costs – in process	306	492	3 years
	443,375	25,118
Less accumulated amortization	10,553	7,659
	$432,822	$17,459

The Company recorded $3.3 million and $2.4 million in amortization expense related to these intangible assets in the years ended December 31, 2014 and 2013, respectively.  The Company recorded impairment charges of approximately $7.0 million and $0.3 million to write-off the carrying value of NP-1998 and Qutenza, respectively during the three-month period ended December 31, 2014.

Estimated future amortization expense for intangible assets subsequent to December 31, 2014 is as follows:

(In thousands)
2015	$3,014
2016	2,099
2017	1,331
2018	588
2019	588
Thereafter	2,202
$9,822

Goodwill

At December 31, 2014, the Company recorded goodwill associated with the acquisition of Civitas

Therapeutics.  The carrying value of goodwill at December 31, 2014 was approximately $183.0 million.

The change in the carrying value of goodwill is as follows:

Balance at December 31, 2013	$—
Acquisition of Civitas Therapeutics	182,952
Balance at December 31, 2014	$182,952

(14) Debt

Convertible Senior Notes

On June 17, 2014, the Company entered into an underwriting agreement (the Underwriting Agreement) with J.P. Morgan Securities LLC (the Underwriter) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the Notes) in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-196803) (the Registration Statement) and a related preliminary and final prospectus supplement, filed with the Securities and Exchange Commission (the Offering). The principal amount of Notes includes $45 million aggregate principal amount of Notes that was purchased by the Underwriter pursuant to an option granted to the Underwriter in the Underwriting Agreement, which option was exercised in full. The net proceeds from the offering, after deducting the Underwriter’s discount and the offering expenses paid by the Company, were approximately $337.5 million.

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date.

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

The Company will pay 1.75% interest per annum on the principal amount of the Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year, beginning on December 15, 2014. The first payment was made on  December 9, 2014 in the amount of $2.9 million. The Notes will mature on June 15, 2021.

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

The outstanding note balances as of December 31, 2014 consisted of the following:

(In thousands)	December 31, 2014
Liability component:
Principal	$345,000
Less: debt discount, net	(57,301)
Net carrying amount	$287,699
Equity component	$61,195

In connection with the issuance of the Notes, the Company incurred approximately $7.5 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $7.5 million of debt issuance costs, $1.3 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $6.2 million were allocated to the liability component and recorded as deferred financing costs included in other assets on the balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the Notes using the effective interest method.

The Company determined the expected life of the debt was equal to the seven year term on the Notes. The carrying amount of the Company’s borrowings of $287.7 million approximated fair value at December 31, 2014.

As of December 31, 2014, the remaining contractual life of the Notes is approximately 6.5 years. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through December 31, 2014. The following table sets forth total interest expense recognized related to the Notes for the year ended December 31, 2014:

(In thousands)	Year ended December 31, 2014
Contractual interest expense	$3,153
Amortization of debt issuance costs	397
Amortization of debt discount	3,894
Total interest expense	$7,444

Convertible Note

The Company is a party to an amended and restated license agreement and a supply agreement with Alkermes, which replaced two prior license and supply agreements for Ampyra.  Under the license agreement, Alkermes also loaned to the Company an aggregate of $7.5 million pursuant to two convertible promissory notes. On December 23, 2005, Alkermes transferred these promissory notes to funds affiliated with Saints Capital. One promissory note remains outstanding in the amount of $5.0 million and bears interest at a rate of 3% beginning on the first anniversary of the issuance of the note (See Note 10).

Revenue Interests Assignment

On December 23, 2005, the Company entered into an agreement with an affiliate of Paul Royalty Fund (PRF), under which the Company received $15 million in cash. In exchange the Company has assigned PRF revenue interest in Zanaflex Capsules, Zanaflex tablets and any future Zanaflex products. The agreement covers all Zanaflex net revenues (as defined in the agreement) generated from October 1, 2005 through and including December 31, 2015, unless the agreement terminates earlier. In November 2006, the Company entered into an amendment to the revenue interests assignment agreement with PRF. Under the terms of the amendment, PRF paid the Company $5.0 million in November 2006. An additional $5.0 million was due to the Company if net revenues during the fiscal year 2006 equaled or exceeded $25.0 million. This milestone was met and the receivable was reflected in the Company’s December 31, 2006 financial statements. Under the terms of the amendment, the Company repaid PRF $5.0 million on December 1, 2009 and an additional $5.0 million on December 1, 2010 since the net revenues milestone was met. In November 2014 PRF sold its Zanaflex revenue interest to Valeant Pharmaceuticals International, Inc.

Under the revenue interests assignment agreement and the amendment to the agreement, PRF was entitled to, and now as PRF’s successor Valeant is entitled to, the following portion of Zanaflex net revenues:

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

Notwithstanding the foregoing, once PRF and Valeant, as PRF’s successor, have received and retained payments under the amended agreement that are at least 2.1 times the aggregate amount PRF paid the Company under the agreement, Valeant will only be entitled to 1% of Zanaflex net revenues.

In connection with the transaction, the Company recorded a liability, referred to as the revenue interest liability. The Company imputes interest expense associated with this liability using the effective interest rate method and records a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 5.8%. Payments made to Valeant as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company recorded approximately $1.7 million, $2.0 million and $1.7 million in interest expense related to this agreement in 2014, 2013 and 2012, respectively. Through December 31, 2014, $50.8 million in payments have been made as a result of Zanaflex sales levels and milestones reached.

The agreement also contains put and call options whereby the Company may repurchase the revenue interest at its option or can be required by Valeant to repurchase the revenue interest, contingent upon certain events. If the Company experiences a change of control, undergoes certain bankruptcy events, transfers any of their interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfers all or substantially all of its assets, or breaches certain of the covenants, representations or warranties made under the agreement, Valeant has the right, which the Company refers to as Valeant’s put option, to require the Company to repurchase the rights sold to under the revenue interests assignment agreement at the “put/call price” in effect on the date such right is exercised. If the Company experiences a change of control it has the right, which the Company refers to as the Company’s call option, to repurchase the rights sold to PRF/Valeant at the “put/call price” in effect on the date such right is exercised. If the Company’s call option becomes exercisable as a result of this trigger, the Company will have a period of 180 days during which to exercise the option. The Company does not currently intend to exercise its call option if it becomes exercisable as a result of such a transaction but may reevaluate whether it would exercise the option during the 180-day period. The put/call price on a given date is the greater of (i) 150% of all payments made by PRF as of such date, less all payments received by PRF/Valeant as of such date, and (ii) an amount that would generate an internal rate of return to PRF/Valeant of 25% on all payments made by PRF/Valeant as of such date, taking into account the amount and timing of all payments received by PRF/Valeant as of such date. The Company has determined that Valeant’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. As of December 31, 2014 the Company has no liability related to the put/call option to reflect its current estimated fair value. This liability is revalued as needed to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. For the year ended December 31, 2014, a gain of $147,000 was recorded as a result of the change in the fair value of the net put/call liability balance from December 31, 2013.

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

Recurring

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

(In thousands)	Level 1	Level 2	Level 3
2014
Assets Carried at Fair Value:
Cash equivalents	$149,754	$—	$—
Short-term investments	—	125,448	—
Long-term investments	—	—	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	52,600
Put/call liability	—	—	—
Contingent purchase price	—	—	—
2013
Assets Carried at Fair Value:
Cash equivalents	$28,308	$—	$—
Short-term investments	—	225,891	—
Long-term investments	—	93,299	—
Liabilities Carried at Fair Value:
Put/call liability	—	—	147
Contingent purchase price	—	—	236

The following tables present additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013
Acquired contingent consideration:
Balance, beginning of period	$—	$—
Fair value of acquired contingent consideration as of October 22, 2014	50,400	—
Total (gains) losses included in the statement of operations	2,200	—
Balance, end of period	$52,600	$—

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. Some of the more significant assumptions made in the valuation include (i) the estimated CVT-301 and CVT 427 revenue forecasts, (ii) probabilities of success, and (iii) discount periods and rate. The probability of achievement of revenue milestones ranged from 28.5% to 70% with milestone payment outcomes ranging from $0 to $60 million in the aggregate for CVT-301 and CVT-427.  The valuation is performed quarterly.  Gains and losses are included in the statement of operations.  Refer to Note 10 for more information on the Alkermes ARCUS agreement.

The acquired contingent consideration has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated CVT-301 and CVT-427 revenue forecasts and the probability factors, the estimated fair value could be significantly higher or lower than the fair value determined. The Company may be required to record losses in future periods, which may be significant.

Put/call liability

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013
Put/call liability:
Balance, beginning of period	$147	$329
Total (gains) losses included in selling, general and administrative expenses	(147)	(182)
Balance, end of period	$—	$147

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

The put/call liability has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the security. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated Zanaflex revenue forecast and the likelihood of trigger events, the estimated fair value could be significantly higher or lower than the fair value determined. The Company may be required to record losses in future periods, which may be significant.

Contingent purchase price

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013
Contingent purchase price:
Balance, beginning of period	$236	$—
Fair value of contingent purchase price acquired as of July 8, 2013	—	205
Total (gains) losses included in selling, general and administrative expenses:	(236)	31
Balance, end of period	$—	$236

The Company measured the fair value of the contingent purchase price using a Monte Carlo simulation. Using this approach, the present value of each of the milestone payments is calculated using the probability of milestone achievement under various different scenarios. Some of the more significant assumptions used in the valuation included (i) the probability of FDA approval for NP-1998 and (ii) the variability in net sales for NP-1998 if FDA approval is achieved. The milestone achievement probabilities ranged from 0% to 10%, and the milestone payment outcomes range from $0 to $5.0 million. The valuation was performed periodically when the significant assumptions changed.  Fair value adjustments are included in selling, general and administrative expenses. Refer to Note 3 for more information on the milestones associated with the contingent consideration liability.

The contingent purchase price was classified as a Level 3 liability as its valuation requires significant judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the probability of FDA approval for NP-1998 and the likelihood of trigger events, the estimated fair value could have been significantly higher or lower than the fair value determined.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as intangible assets and property, plant and equipment are only recorded at fair value if an impairment charge is recognized. The table below presents non-financial assets that were measured and recorded at fair value on a nonrecurring basis and the total impairment losses recorded during 2014.  There were no impairment losses recorded during 2013.

(in thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses (Level 3)
	December 31,				December 31,
	2014	Level 1	Level 2	Level 3	2014
In-process research & development – NP-1998	$—	$—	$—	$—	$6,991
Qutenza developed technology	—	—	—	—	257
Total impairment losses					$7,248

The Company has evaluated and reprioritized its research and development pipeline based on the recent acquisition of Civitas, and as a result has no current plans to invest in further development of NP-1998 for neuropathic pain. Therefore, the Company believes that the intangible assets associated with NP-1998 and Qutenza were fully impaired based on the currently estimated fair value of the assets and the Company recorded asset impairment charges of approximately $7.0 million and $0.3 million to fully write off the carrying value of the NP-1998 and Qutenza assets, respectively, during the three-month period ended December 31, 2014. The impairment charges of $7.0 million for the IPR&D and $0.3 million for Qutenza were recorded in asset impairment and cost of sales, respectively.

(16) Quarterly Consolidated Financial Data (unaudited)

(In thousands, except per share amounts)	2014
	March 31	June 30	September 30	December 31
Total net revenues	$80,518	$97,129	$105,961	$117,872
Gross profit	64,831	78,071	85,227	92,737
Net income—basic and diluted (1)	703	4,685	11,953	331
Net income per share—basic	$0.02	$0.11	$0.29	$0.01
Net income per share—diluted	0.02	0.11	0.28	0.01

	2013
	March 31	June 30	September 30	December 31
Total net revenues	$71,865	$87,053	$84,919	$92,593
Gross profit	58,223	69,960	67,548	74,057
Net income (loss)—basic and diluted	(1,139)	3,910	7,477	6,193
Net income (loss) per share—basic	$(0.03)	$0.10	$0.19	$0.15
Net income (loss) per share—diluted	(0.03)	0.09	0.18	0.15

(1)	In the fourth quarter of 2014 the Company realized a non-recurring impairment charge of $7.0 million to write- off the IPR&D related to the NP-1998 program.

(b)  Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.  All exhibits incorporated herein by reference have been filed under the Company's SEC File Number 000-50513.

Exhibit No.	Description
1.1
Underwriting Agreement dated June 17, 2014, by and between the Registrant and J.P. Morgan Securities LLC.  Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2014.

2.1*
Agreement and Plan of Merger, dated as of February 15, 2012, among the Registrant, ATI Development Corp., Neuronex, Inc., and Moise A. Khayrallah, Ph.D., solely as the Stockholders’ Representative as set forth therein.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2012.

2.2
Agreement and Plan of Merger, dated as of September 24, 2014, by and among the Registrant, Five A Acquisition Corporation, Civitas Therapeutics, Inc., and Shareholder Representative Services LLC, as Representative.  Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2014.

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

4.2
Indenture dated as of June 23, 2014, by and between the Registrant and Wilmington Trust, National Association.  Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2014.

4.3
First Supplemental Indenture dated as of June 23, 2014, by and between the Registrant and Wilmington Trust, National Association.  Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 23, 2014.

4.4	Form of 1.75% Convertible Senior Note due 2021 (included in exhibit 4.3). Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed June 23, 2014.
10.1**	Acorda Therapeutics 1999 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.2**	Amendment to 1999 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.
10.3**	Amendment No. 2 to 1999 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

Exhibit No.	Description
10.4**	Acorda Therapeutics 2006 Employee Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
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

10.22**
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

10.25**
Letter agreement dated September 4, 2012, by and between the Registrant and Enrique Carrazana.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012.

10.26**
Letter agreement dated October 28, 2014, by and between the Registrant and Enrique Carrazana.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014.

10.27**
Employment offer letter, dated September 20, 2013, by and between the Registrant and Michael Rogers.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013.

10.28**
Employment Agreement, dated as of October 7, 2013, by and between the Registrant and Michael Rogers.  Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2014.

10.29**
Restricted Stock Agreement, dated as of October 7, 2013, by and between the Registrant and Michael Rogers.  Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2014.

10.30**
Employment offer letter, dated May 1, 2014, by and between the Registrant and Andrew Hindman.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2014.

10.31**	Non-Statutory Stock Option Certificate under the 2006 Employee Stock Option Plan, dated as of May 13, 2014, by and between the Registrant and Andrew Hindman.
10.32**	Restricted Stock Agreement, dated as of May 13, 2014, by and between the Registrant and Andrew Hindman.
10.33**
Letter agreement dated September 4, 2012, by and between the Registrant and Enrique Carrazana.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012.

Exhibit No.	Description
10.34
Lease, dated as of June 23, 2011, by and between the Registrant and BMR-Ardsley Park LLC.  Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.35
Letter Agreement dated September 11, 2014, between the Registrant and BMR-Ardsley Park LLC.  Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2014.

10.36	Lease Agreement, dated as of December 6, 2000, by and between H&N Associates, LLC and Advanced Inhalation Research, Inc.
10.37	First Amendment, dated August 22, 2002, to Lease Agreement by and between H&N Associates, LLC and Advanced Inhalation Research, Inc.
10.38	Second Amendment, dated December 4, 2006, to Lease Agreement by and between H&N Associates, LLC and Advanced Inhalation Research, Inc.
10.39	Sublease Agreement, dated December 27, 2010, by and between Alkermes, Inc. and Civitas Therapeutics, Inc. (f/k/a Corregidor Therapeutics, Inc.).
10.40
Limited Recourse Convertible Promissory Note issued to Elan International Services, Ltd. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.41
Note Modification and Amendment, dated as of December 23, 2005, by and between the Registrant and Elan Pharma International Limited. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.

10.42
Revenue Interests Assignment Agreement, dated as of December 23, 2005, between the Registrant and King George Holdings Luxembourg IIA S.à.r.l., an affiliate of Paul Royalty Fund II, L.P. Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.

10.43
First Amendment to Revenue Interests Assignment Agreement and to Guaranty, dated November 28, 2006 by and among the Registrant, King George Holdings Luxembourg IIA S.à.r.1. and Paul Royalty Fund II, L.P. Incorporated herein by reference to Exhibit 10.45 to Registrant’s Current Report on Form 8-K filed on November 29, 2006.

10.44
License Agreement, dated September 8, 2000, by and between the Registrant and Mayo Foundation for Medical Education and Research. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.45*
Side Letter Agreement, dated June 1, 2005, by and between the Registrant and Mayo Foundation for Medical Education and Research. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.46
License Agreement, dated November 12, 2002, by and between the Registrant and CeNeS Pharmaceuticals, plc. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.47*
License Agreement, dated November 12, 2002, by and between the Registrant and CeNeS Pharmaceuticals, plc. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014.

Exhibit No.	Description
10.48*
Amendment #1 to the License Agreement, dated March 15, 2012, by and between the Registrant and Paion Holdings UK Ltd (formerly CeNeS Pharmaceuticals, plc). Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2012.

10.49
Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 20, 2011.

10.50*
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

10.52*
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

10.54
Securities Amendment Agreement, dated September 26, 2003, by and among the Registrant, Elan Corporation plc and Elan International Services, Ltd. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.55
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

10.57
Amendment No. 3 to the Amended and Restated License Agreement and Supply Agreement between the Registrant and Alkermes Pharma Ireland Limited dated February 14, 2013.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2013.

10.58*
Development and Supplemental Agreement between Elan Pharma International Limited and the Registrant dated January 14, 2011.  Incorporated herein by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011.

10.59*
Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.54 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.60*
Supply Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009.  Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2014.

10.61*
Addendum Number 3 to Collaboration and License Agreement and to Supply Agreement between the Registrant and Biogen Idec International GmbH dated February 14, 2013.  Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2013.

Exhibit No.	Description
10.62*
Amended and Restated License Agreement, dated August 1, 2003, by and between the Registrant and Canadian Spinal Research Organization. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.63
License Agreement, dated September 26, 2003, by and between the Registrant and Rush-Presbyterian-St. Luke’s Medical Center. Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.64*
Asset Purchase Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014.

10.65*
Zanaflex Supply Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharma International Limited. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.66
Patent Assignment Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.67
Trademark License Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.68
Agreement Relating to Additional Trademark, dated as of July 2005, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.69
Domain Name Assignment Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.70
Bill of Sale and Assignment and Assumption Agreement, dated as of July 21, 2004, by and between the Registrant and Elan Pharmaceuticals, Inc. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.71
License Agreement, dated as of December 19, 2003, by and among the Registrant, Cambridge University Technical Services Limited, and King’s College London. Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 20, 2011.

10.72*
Amendment #1 to License Agreement among the Registrant, Cambridge Enterprise Limited (formerly Cambridge University Technical Services Limited), and Kings College London dated as of March 4, 2011.  Incorporated herein by reference to Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011.

10.73*
License Agreement, dated as of June 27, 2011, by and between the Registrant and Medtronic, Inc. and Warsaw Orthopedic, Inc.  Incorporated herein by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.74*
License Agreement dated as of July 6, 2010, between SK Biopharmaceuticals Co., Ltd. (formerly SK Holdings Co., Ltd.) and Neuronex, Inc.  Incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2013.

10.75*	Asset Purchase and License Agreement, dated as of December 27, 2010, between Civitas Therapeutics, Inc. (f/k/a Corregidor Therapeutics, Inc.) and Alkermes, Inc.

Exhibit No.	Description
10.76*	Amendment to Asset Purchase and License Agreement, dated as of December 9, 2011, by and between Civitas Therapeutics, Inc. and Alkermes, Inc.
10.77*	Second Amendment to Asset Purchase and License Agreement, dated as of December 19, 2014, by and between Civitas Therapeutics, Inc. and Alkermes, Inc.
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

*
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Indicates management contract or compensatory plan or arrangement.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2015.

Acorda Therapeutics, Inc.

By:	/s/ Ron Cohen Ron Cohen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Cohen, M.D. Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ Michael Rogers Michael Rogers	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/s/ Barry Greene Barry Greene	Director	February 27, 2015

/s/ Peder K. Jensen, M.D. Peder K. Jensen, M.D.	Director	February 27, 2015

/s/ John P. Kelley John P. Kelley	Director	February 27, 2015

/s/ Sandra Panem, Ph.D. Sandra Panem, Ph.D.	Director	February 27, 2015

/s/ Lorin J. Randall Lorin J. Randall	Director	February 27, 2015

/s/ Steven M. Rauscher, M.B.A. Steven M. Rauscher, M.B.A.	Director	February 27, 2015

/s/ Ian Smith Ian Smith	Director	February 27, 2015

EXHIBIT INDEX

Exhibit No.	Description

10.31**	Non-Statutory Stock Option Certificate under the 2006 Employee Stock Option Plan, dated as of May 13, 2014, by and between the Registrant and Andrew Hindman.
10.32**	Restricted Stock Agreement, dated as of May 13, 2014, by and between the Registrant and Andrew Hindman.
10.36	Lease Agreement, dated as of December 6, 2000, by and between H&N Associates, LLC and Advanced Inhalation Research, Inc.
10.37	First Amendment, dated August 22, 2002, to Lease Agreement by and between H&N Associates, LLC and Advanced Inhalation Research, Inc.
10.38	Second Amendment, dated December 4, 2006, to Lease Agreement by and between H&N Associates, LLC and Advanced Inhalation Research, Inc.
10.39	Sublease Agreement, dated December 27, 2010, by and between Alkermes, Inc. and Civitas Therapeutics, Inc. (f/k/a Corregidor Therapeutics, Inc.).
10.75*	Asset Purchase and License Agreement, dated as of December 27, 2010, between Civitas Therapeutics, Inc. (f/k/a Corregidor Therapeutics, Inc.) and Alkermes, Inc.
10.76*	Amendment to Asset Purchase and License Agreement, dated as of December 9, 2011, by and between Civitas Therapeutics, Inc. and Alkermes, Inc.
10.77*	Second Amendment to Asset Purchase and License Agreement, dated as of December 19, 2014, by and between Civitas Therapeutics, Inc. and Alkermes, Inc.
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
*
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Indicates management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”