Form 10-Q
period 2015-06-30
ACORDA THERAPEUTICS INC
filed 2015-08-07
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.001 par value per share	42,846,274 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  The ability to realize the benefits anticipated from the Civitas Therapeutics, Inc. transaction and to successfully integrate Civitas's operations into our operations; our ability to successfully market and sell Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including CVT-301, Plumiaz, or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market CVT-301, Plumiaz, or any other products under development; we may need to raise additional funds to finance our expanded operations and may not be able to do so on acceptable terms; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaboration partner Biogen in connection therewith; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,197	$182,170
Restricted cash	900	1,205
Short-term investments	225,523	125,448
Trade accounts receivable, net of allowances of $732 and $771, as of June 30, 2015 and December 31, 2014, respectively	29,797	32,211
Prepaid expenses	18,526	15,523
Finished goods inventory held by the Company	48,649	26,256
Finished goods inventory held by others	553	581
Deferred tax asset	19,321	18,420
Other current assets	8,167	7,324
Total current assets	427,633	409,138
Property and equipment, net of accumulated depreciation	44,453	46,090
Goodwill	182,952	182,952
Intangible assets, net of accumulated amortization	431,759	432,822
Non-current portion of deferred cost of license revenue	3,223	3,540
Restricted cash	4,809	—
Other assets	5,721	6,137
Total assets	$1,100,550	$1,080,679
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,947	$17,751
Accrued expenses and other current liabilities	55,535	56,118
Deferred product revenue—Zanaflex	28,403	29,420
Current portion of deferred license revenue	9,057	9,057
Current portion of revenue interest liability	585	893
Current portion of convertible notes payable	1,144	1,144
Total current liabilities	111,671	114,383
Convertible senior notes (due 2021)	291,538	287,699
Acquired contingent consideration	56,800	52,600
Non-current portion of deferred license revenue	46,042	50,570
Non-current portion of convertible notes payable	1,074	2,184
Deferred tax liability	23,885	23,885
Other non-current liabilities	9,256	9,103
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2015 and December 31, 2014; issued and outstanding 42,829,813 and 41,883,843 shares, including those held in treasury, as of June 30, 2015 and December 31, 2014, respectively	43	42
Treasury stock at cost (12,420 shares at June 30, 2015 and December 31, 2014)	(329)	(329)
Additional paid-in capital	783,128	761,026
Accumulated deficit	(222,498)	(220,410)
Accumulated other comprehensive loss	(60)	(74)
Total stockholders’ equity	560,284	540,255
Total liabilities and stockholders’ equity	$1,100,550	$1,080,679
See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2015	Three-month period ended June 30, 2014	Six-month period ended June 30, 2015	Six-month period ended June 30, 2014
Revenues:
Net product revenues	$107,565	$89,719	$201,064	$164,182
Royalty revenues	3,878	5,146	7,966	8,937
License revenue	2,264	2,264	4,529	4,529
Total net revenues	113,707	97,129	213,559	177,648

Costs and expenses:
Cost of sales	22,708	18,899	41,155	34,428
Cost of license revenue	159	159	317	317
Research and development	31,229	16,448	61,865	30,970
Selling, general and administrative	52,819	50,644	101,589	97,537
Changes in fair value of acquired contingent consideration	1,100	—	4,200	—
Total operating expenses	108,015	86,150	209,126	163,252
Operating income	5,692	10,979	4,433	14,396
Other expense (net):
Interest and amortization of debt discount expense	(4,010)	(426)	(8,061)	(518)
Interest income	94	165	160	337
Other income	351	—	471	—
Total other expense (net)	(3,565)	(261)	(7,430)	(181)
Income (loss) before taxes	2,127	10,718	(2,997)	14,215
(Provision for) benefit from income taxes	(1,130)	(6,033)	909	(8,825)
Net income (loss)	$997	$4,685	$(2,088)	$5,390

Net income (loss) per share—basic	$0.02	$0.11	$(0.05)	$0.13
Net income (loss) per share—diluted	$0.02	$0.11	$(0.05)	$0.13
Weighted average common shares outstanding used in computing net income (loss) per share—basic	42,085	41,032	42,058	40,985
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	43,282	42,432	42,058	42,336

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended June 30, 2015	Three-month period ended June 30, 2014	Six-month period ended June 30, 2015	Six-month period ended June 30, 2014

Net income (loss)	$997	$4,685	$(2,088)	$5,390
Other comprehensive income:
Unrealized gains on available for sale securities, net of tax	31	14	14	59
Other comprehensive income, net of tax	31	14	14	59
Comprehensive income (loss)	$1,028	$4,699	$(2,074)	$5,449

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2015	Six-month period ended June 30, 2014
Cash flows from operating activities:
Net (loss) income	$(2,088)	$5,390
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	15,834	13,373
Amortization of net premiums and discounts on investments	1,434	1,487
Amortization of debt discount and debt issuance costs	4,230	157
Amortization of revenue interest issuance cost	7	12
Depreciation and amortization expense	7,491	3,624
Change in acquired contingent consideration obligation	4,200	—
Loss on put/call liability	—	20
Deferred tax (benefit) provision	(909)	8,863
Changes in assets and liabilities:
Decrease in accounts receivable	2,413	3,757
Increase in prepaid expenses and other current assets	(3,845)	(1,538)
Increase in inventory held by the Company	(22,393)	(5,287)
Decrease in inventory held by others	27	57
Decrease in non-current portion of deferred cost of license revenue	317	317
Decrease in other assets	17	17
(Decrease) increase in accounts payable, accrued expenses, other current liabilities	(2,496)	134
Decrease in revenue interest liability interest payable	(190)	(510)
Decrease in non-current portion of deferred license revenue	(4,528)	(4,528)
Increase in other non-current liabilities	—	18
Decrease in deferred product revenue—Zanaflex	(1,017)	(2,628)
(Increase) decrease in restricted cash	(4,504)	277
Net cash (used in) provided by operating activities	(6,000)	23,012
Cash flows from investing activities:
Purchases of property and equipment	(4,057)	(1,390)
Purchases of intangible assets	(572)	(1,286)
Purchases of investments	(275,987)	(263,848)
Proceeds from maturities of investments	174,500	128,500
Net cash used in investing activities	(106,116)	(138,024)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	345,000
Debt issuance costs	—	(7,441)
Proceeds from issuance of common stock and option exercises	6,268	4,375
Repayments of revenue interest liability	(125)	(360)
Net cash provided by financing activities	6,143	341,574
Net (decrease) increase in cash and cash equivalents	(105,973)	226,562
Cash and cash equivalents at beginning of period	182,170	48,037
Cash and cash equivalents at end of period	$76,197	$274,599
Supplemental disclosure:
Cash paid for interest	3,986	706
Cash paid for taxes	1,323	1,214

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) Organization and Business Activities

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that restore function and improve the lives of people with neurological disorders.

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

The use of forecasted financial information is inherent in many of our accounting estimates, including but not limited to, determining the estimated fair value of goodwill, intangible assets and contingent consideration, matching intangible amortization to underlying benefits (e.g. sales and cash inflows), establishing and evaluating inventory reserves, and evaluating the need for valuation allowances for deferred tax assets.  Such forecasted financial information is comprised of numerous assumptions regarding our future revenues, cash flows, and operational results.  Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances.  Because of the inherent nature of forecasts, however, actual results may differ from these forecasts.  Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets and liabilities prospectively when actual results differ from previous estimates.

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

Unrealized holding gains and losses on available-for-sale securities, which are determined to be temporary, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss.

Premiums and discounts on investments are amortized over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Amortized premiums and discounts, dividend and interest income and realized gains and losses are included in interest income.

Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss is comprised of unrealized gains and losses on available for sale securities and is recorded and presented net of income tax.

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

Zanaflex

The Company applies the revenue recognition guidance in Accounting Standards Codification (ASC) 605-15-25, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future tablet returns is uncertain due to generic competition and customer conversion to Zanaflex Capsules. The Company has accumulated sales history with Zanaflex Capsules; however, due to existing and potential generic competition and customer conversion from Zanaflex tablets to Zanaflex Capsules, management is unable to determine a return rate at this time. As a result, the Company accounts for these product shipments using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a separate component of inventory. The Company recognizes revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized is based on (1) the estimated prescription demand, based on pharmacy sales for its products; and (2) the Company’s analysis of third-party information, including third-party market research data. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information is itself in the form of estimates, and reflect other limitations. The Company’s sales and revenue recognition reflects the Company’s estimates of actual product prescribed to the end-user. The Company expects to be able to apply a more traditional revenue recognition policy such that revenue is recognized following shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns and greater certainty regarding generic competition.

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

Concentration of Credit Risk

The Company’s principal direct customers as of June 30, 2015 were a network of specialty pharmacies, Kaiser Permanente, and ASD Specialty Healthcare, Inc. for Ampyra, wholesale pharmaceutical distributors for Zanaflex Capsules and Zanaflex tablets, and two specialty distributors for Qutenza. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s product revenue in 2015 and 2014. Four customers individually accounted for more than 10% of the Company’s accounts receivable as of June 30, 2015 and December 31, 2014, respectively. The Company’s net product revenues are generated in the United States.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09).  This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance.  In July 2015, the FASB decided to defer the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016).  The change will allow public entities to adopt the new standard as early as the original public entity effective date (i.e. annual reporting periods beginning after December 15, 2016 and interim periods therein).  Early adoption prior to that date will not be permitted.  ASU 2014-09 allows for either full retrospective or modified retrospective adoption.  The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

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

On June 12, 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. With regard to fair value measurement disclosures, ASU 2015-10 clarified that, for nonrecurring measurements estimated at a date during the reporting period other than the end of the reporting period, an entity should clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. This change was effective immediately upon issuance of ASU 2015-10.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements or disclosures.

(3) Acquisitions

Civitas Therapeutics, Inc. Acquisition

On October 22, 2014, the Company completed the acquisition of Civitas Therapeutics, Inc., a Delaware corporation (Civitas).  As a result of the acquisition, the Company acquired global rights to CVT-301, a Phase 3 treatment candidate for OFF episodes of Parkinson’s disease.  The acquisition of Civitas also included rights to Civitas’s proprietary ARCUS pulmonary delivery technology, which management believes has potential applications in multiple disease areas, and a subleased manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities.  The approximately 90,000 square foot facility also includes office and laboratory space.  Approximately 45 Civitas employees based at the Chelsea facility joined the Acorda workforce in connection with the acquisition.

The Civitas acquisition was completed under an Agreement and Plan of Merger, dated as of September 24, 2014 (the Merger Agreement), by and among Acorda, Five A Acquisition Corporation, a Delaware corporation and its wholly-owned subsidiary (Merger Sub), Civitas and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the security holders’ representative (SRS).  Pursuant to the terms of the Merger Agreement, Merger Sub has merged with and into Civitas, which is the surviving corporation in the Merger and which is continuing as a wholly-owned subsidiary of Acorda under the Civitas name.

Pursuant to the terms of the Merger Agreement, aggregate merger consideration was $525 million plus $4.5 million in Civitas transaction costs paid by the Company.  Additionally and pursuant to the Merger Agreement, upon consummation of the merger, $39.375 million of the aggregate merger consideration was deposited into escrow to secure representation and warranty indemnification obligations of Civitas and Civitas’ security holders.  The transaction was financed with cash on hand.  The Company incurred approximately $7.2 million of its own transactions costs related to legal, valuation and other professional and consulting fees associated with the acquisition.  These transaction costs have been expensed as selling, general and administrative expenses in the year ended December 31, 2014.

The fair value of consideration transferred as of the acquisition date of October 22, 2014 totaled approximately $529.5 million summarized as follows:

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

Acquired contingent consideration represents the estimated fair value of certain royalty payments due under a prior acquisition agreement between Alkermes and Civitas pertaining to sales of licensed products using the ARCUS technology.  The estimated fair value of the acquired contingent consideration was determined by applying a probability adjusted, discounted cash flow approach based on estimated future sales expected from CVT-301, a phase 3 candidate for the treatment of OFF episodes of Parkinson’s Disease and CVT-427, a pre-clinical development stage product.  CVT-427 is an inhaled triptan intended to provide relief from acute migraine episodes by taking advantage of the ARCUS delivery system.

Goodwill represents the amount of the purchase price paid in excess of the estimated fair value of the assets acquired and liabilities assumed.  The goodwill recorded as part of the acquisition is primarily related to establishing a deferred tax liability for the IPR&D intangible assets which have no tax basis and, therefore, will not result in a future tax deduction.

The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of October 22, 2014:

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

Pro-Forma Financial Information Associated with the Civitas Acquisition (Unaudited)

The following table summarizes certain supplemental pro forma financial information for the three and six-month periods ended June 30, 2015 and 2014 as if the acquisition of Civitas had occurred as of January 1, 2013.  The unaudited pro forma financial information for the three and six-month periods ended June 30, 2014 reflects (i) the impact to depreciation expense based on fair value adjustments to the property, plant and equipment acquired from Civitas; (ii) the effect to interest expense on a loan Civitas entered into at March 31, 2014; and (iii) the income tax benefit from Civitas net loss at the Company’s effective income tax rate at June 30, 2014.  The unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	For the Three Month Period ended		For the Three Month Period ended
	June 30, 2015		June 30, 2014
(In thousands)	Reported	Pro Forma	Reported	Pro Forma

Net revenues	$113,707	$113,707	$97,129	$97,129
Net income	997	997	4,685	504

	For the Six Month Period ended		For the Six Month Period ended
	June 30, 2015		June 30, 2014
(In thousands)	Reported	Pro Forma	Reported	Pro Forma

Net revenues	$213,559	$213,559	$177,648	$177,648
Net (loss) income	(2,088)	(2,088)	5,390	(3,838)

(4) Share-based Compensation

During the three-month periods ended June 30, 2015 and 2014, the Company recognized share-based compensation expense of $8.7 million and $7.6 million, respectively. During the six-month periods ended June 30, 2015 and 2014, the Company recognized share-based compensation expense of $15.8 million and $13.4 million, respectively.  Activity in options and restricted stock during the six-month period ended June 30, 2015 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2015 and 2014 were approximately $13.83 and $15.37, respectively.  The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2015 and 2014 were approximately $15.97 and $18.18, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month		For the six-month
	period ended June 30,		period ended June 30,
(In millions)	2015	2014	2015	2014

Research and development	$2.2	$1.6	$4.0	$2.7
Selling, general and administrative	6.5	6.0	11.8	10.7
Total	$8.7	$7.6	$15.8	$13.4

A summary of share-based compensation activity for the six-month period ended June 30, 2015 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2015	7,786	$29.05
Granted	1,451	35.58
Cancelled	(122)	35.24
Exercised	(251)	24.98
Balance at June 30, 2015	8,864	$30.15	7.0	$40,919
Vested and expected to vest at June 30, 2015	8,735	$30.07	6.9	$40,848
Vested and exercisable at June 30, 2015	4,924	$26.60	5.4	$36,290

Restricted Stock Activity

(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2015	502
Granted	219
Vested	(15)
Forfeited	(14)
Nonvested at June 30, 2015	692

Unrecognized compensation cost for unvested stock options and restricted stock awards as of June 30, 2015 totaled $75.2 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

 (5) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2015 and 2014:

(In thousands, except per share data)	Three-month period ended June 30, 2015	Three-month period ended June 30, 2014	Six-month period ended June 30, 2015	Six-month period ended June 30, 2014
Basic and diluted
Net income (loss)	$997	$4,685	$(2,088)	$5,390
Weighted average common shares outstanding used in computing net income (loss) per share—basic	42,085	41,032	42,058	40,985
Plus: net effect of dilutive stock options and restricted common shares	1,197	1,400	—	1,351
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	43,282	42,432	42,058	42,336
Net income (loss) per share—basic	$0.02	$0.11	$(0.05)	$0.13
Net income (loss) per share—diluted	$0.02	$0.11	$(0.05)	$0.13

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

The following amounts were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2015	Three-month period ended June 30, 2014	Six-month period ended June 30, 2015	Six-month period ended June 30, 2014
Denominator
Stock options and restricted common shares	5,406	3,739	3,974	3,859
Convertible note – Saints Capital	19	29	19	29

Additionally, the impact of the convertible debt was determined to be anti-dilutive and excluded from the calculation of net income per diluted share.

 (6) Income Taxes

For the three-month periods ended June 30, 2015 and 2014, the Company recorded a $1.1 million and $6.0 million provision for income taxes, respectively based upon its estimated tax liability for the year.  For the six-month periods ended June 30, 2015 and 2014, the Company recorded a $0.9 million benefit from and $8.8 million provision for income taxes based upon its estimated tax liability for the year. The provision for/benefit from income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended June 30, 2015 and 2014 were 53% and 56%, respectively.  The effective income tax rates for the Company for the six-month periods ended June 30, 2015 and 2014 were 30% and 62%, respectively.  As a result of the Federal research and development tax credit not being extended during the first and second quarter of 2015, the Company was not able to receive a benefit in the effective tax rate for this in 2015. The Company, however, was able to receive a benefit in the effective tax rate for 2015 for the Massachusetts state research and development tax credit in addition to the Federal orphan drug credit.

The Company continues to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets and liabilities in the future would impact the Company's income taxes.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund and the Company’s Level 2 assets consist of high-quality government bonds and are valued using observable market prices.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and Level 2 assets are valued using quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach.  No changes in valuation techniques occurred during the three or six months ended June 30, 2015.  The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2015.

(In thousands)	Level 1	Level 2	Level 3
June 30, 2015
Assets Carried at Fair Value:
Cash equivalents	$38,253	$—	$—
Short-term investments	—	225,523	—

Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	56,800
Put/call liability	—	—	—

December 31, 2014
Assets Carried at Fair Value:
Cash equivalents	$149,754	$—	$—
Short-term investments	—	125,448	—

Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	52,600
Put/call liability	—	—	—

The fair value of the Company's convertible senior notes was approximately $349.1 million as of June 30, 2015. The Company estimates the fair value of its Notes utilizing market quotations for the debt (Level 2).
The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended June 30, 2015	Three-month period ended June 30, 2014	Six-month period ended June 30, 2015	Six-month period ended June 30, 2014
Acquired contingent consideration:
Balance, beginning of period	$55,700	$—	$52,600	$—
Fair value change to contingent consideration (unrealized) included in the statement of operations	1,100	—	4,200	—
Balance, end of period	$56,800	$—	$56,800	$—

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from CVT-301, a phase 3 candidate for the treatment of OFF episodes of Parkinson’s Disease and CVT-427, a pre-clinical development stage product.  CVT-427 is an inhaled triptan intended to provide relief from acute migraine episodes taking advantage of the ARCUS delivery system. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. Some of the more significant assumptions made in the valuation include (i) the estimated CVT-301 and CVT 427 revenue forecasts, (ii) probabilities of success, and (iii) discount periods and rate. The probability of achievement of revenue milestones ranged from 28.5% to 70% with milestone payment outcomes ranging from $0 to $60 million in the aggregate for CVT-301 and CVT-427.  The valuation is performed quarterly.  Gains and losses are included in the statement of operations.  For the three months ended June 30, 2015, changes in the fair value of the acquired contingent consideration were due to the re-calculation of cash flows for the passage of time and updates to certain of the other assumptions noted above.

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

(8) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on these securities included in interest income and are recorded based primarily on quoted market prices.  Available-for-sale securities consisted of the following:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2015
US Treasury bonds	$225,496	$33	$(6)	$225,523
December 31, 2014
US Treasury bonds	125,443	14	(9)	125,448

The contractual maturities of short-term available-for-sale debt securities at June 30, 2015 and December 31, 2014 are greater than 3 months but less than 1 year.  The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of June 30, 2015.

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $38.3 million and $149.8 million as of June 30, 2015 and December 31, 2014, respectively.

Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income (loss).  The changes in AOCI associated with the unrealized holding loss on available-for-sale investments during the six months ended June 30, 2015, were as follows (in thousands):

(In thousands)	Net Unrealized Gains on Marketable Securities
Balance at December 31, 2014	$(74)
Other comprehensive income before reclassifications:	14
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	14
Balance at June 30, 2015	$(60)

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

The Company considered the following deliverables with respect to the revenue recognition of the $110.0 million upfront payment:  (1) the license to use the Company’s technology, (2) the Collaboration Agreement to develop and commercialize licensed product in all countries outside the U.S., and (3) the Supply Agreement. Due to the inherent uncertainty in obtaining regulatory approval, the applicability of the Supply Agreement is outside the control of the Company and Biogen. Accordingly, the Company has determined the Supply Agreement is a contingent deliverable at the onset of the agreement.  As a result, the Company has determined the Supply Agreement does not meet the definition of a deliverable that needs to be accounted for at the inception of the arrangement. The Company has also determined that there is no significant and incremental discount related to the supply agreement since Biogen will pay the same amount for inventory that the Company would pay and the Company effectively acts as a middle man in the arrangement for which it adds no significant value due to various factors such as the Company does not have any manufacturing capabilities or other know-how with respect to the manufacturing process.

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting.  As a result, the Company will recognize the non-refundable upfront payment from Biogen as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $2.3 million and $4.5 million in license revenue, a portion of the $110.0 million received from Biogen, and $159,000 and $317,000 in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during the three and six-month periods ended June 30, 2015 and 2014, respectively.  The Company currently estimates the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

As part of its ex-U.S. license agreement, Biogen owes Acorda royalties based on ex-U.S. net sales, and milestones based on ex-U.S. regulatory approval and new indications.  These milestones included a $25.0 million payment for approval of the product in the European Union which was recorded and paid in the three month period ended September 30, 2011. Based on Acorda’s worldwide license and supply agreement with Alkermes, Alkermes received 7% of this milestone payment from Acorda during the same period.  For revenue recognition purposes, the Company has determined this milestone to be substantive in accordance with applicable accounting guidance related to milestone revenue.  Substantive uncertainty existed at the inception of the arrangement as to whether the milestone would be achieved because of the numerous variables, such as the high rate of failure inherent in the research and development of new products and the uncertainty involved with obtaining regulatory approval. Biogen leveraged Acorda’s U.S. Ampyra study results that contributed to the regulatory approval process. Therefore, the milestone was achieved based in part on Acorda’s past performance.  The milestone was also reasonable relative to all deliverable and payment terms of the collaboration arrangement. Therefore, the payment was recognized in its entirety as revenue and the cost of the milestone revenue was recognized in its entirety as an expense during the three-month period ended September 30, 2011. The Company recognized $2.5 million and $2.8 million in royalty revenue for the three-month periods ended June 30, 2015 and 2014 and $4.8 million and $5.2 million for the 6 month periods ended June 30, 2015 and 2014, respectively, related to ex-U.S. sales of Fampyra by Biogen.

Actavis/Watson

The Company has an agreement with Watson Pharma, Inc., a subsidiary of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules which was launched in February 2012.  In accordance with the agreement, the Company receives a royalty based on Watson’s gross margin, as defined by the agreement, of the authorized generic product. During the three-month periods ended June 30, 2015 and 2014, the Company recognized royalty revenue of $1.4 million and $2.4 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the three-month periods ended June 30, 2015 and 2014, the Company also recognized revenue and a corresponding cost of sales of $1.3 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Actavis, which is recorded in net product revenues and cost of sales.

During the six-month periods ended June 30, 2015 and 2014, the Company recognized royalty revenue of $3.1 million and $3.8 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic.  During the six-month periods ended June 30, 2015 and 2014, the Company also recognized revenue and a corresponding cost of sales of $1.4 million and $2.2 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Actavis, which is recorded in net product revenues and cost of sales.

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

The Company completed the acquisition pursuant to a merger agreement with Neuronex and Moise A. Khayrallah, acting as the Stockholders’ Representative on behalf of the former Neuronex equity holders.  In July 2015, the Company entered into an amendment to the merger agreement with Mr. Khayrallah, as Stockholders’ Representative.  Pursuant to the amendment, the Stockholders’ Representative, acting on behalf of the former Neuronex equity holders, agreed to certain modifications to the Company’s future contingent payment obligations regarding the development and potential commercialization of Plumiaz, described below.  In consideration of those modifications, pursuant to the amendment the Company agreed to pay the former Neuronex equity holders $8.75 million.

Under the terms of the Neuronex merger agreement, the Company made an upfront payment of $2.0 million in February 2012.  The Company also paid $1.5 million during the twelve month period ended December 31, 2012 pursuant to a commitment under the agreement to fund research to prepare for the Plumiaz pre-NDA meeting with the FDA.  In December 2012, the Company completed the acquisition by paying $6.8 million to former Neuronex equity holders less a $300,000 holdback provision.  After adjustment for Neuronex’s working capital upon closing of the acquisition, approximately $120,000 of the holdback amount was remaining as of December 31, 2013.  This balance was paid to the former equity holders of Neuronex pursuant to the merger agreement in February 2014.

Under the merger agreement, the former equity holders of Neuronex will be entitled to receive payments from the Company, in addition to payments the Company has already made under the merger agreement, upon the achievement of specified regulatory, manufacturing-related, and sales milestones with respect to Diazepam Nasal Spray products (Plumiaz).  Pursuant to the merger agreement as amended by the amendment, the Company is obligated to pay (i) up to $3 million in specified regulatory and manufacturing-related milestone payments, a reduction from up to $18 million in such payments that were originally specified in the merger agreement, and (ii) up to $100 million upon the achievement of specified sales milestones, a reduction from up to $105 million in such payments that were originally specified in the merger agreement. Under the merger agreement, the former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments on worldwide net sales of Diazepam Nasal Spray products (Plumiaz), if any.  The rates for these payments pursuant to the merger agreement originally ranged from the upper single digits to lower double digits, but were modified pursuant to the amendment and now range from the mid single digits to mid double digits.  These payments are payable on a country-by-country basis until the earlier to occur of ten years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the Agreement.

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

The Company evaluated the initial acquisition transaction based upon the guidance of ASC 805, Business Combinations, and concluded that it only acquired inputs and did not acquire any processes.  The Company needed to develop its own processes in order to produce an output. Therefore the Company accounted for the transaction as an asset acquisition and accordingly the $2.0 million upfront payment, $1.5 million in research funding and $6.8 million of closing consideration net of tangible net assets acquired of $3.7 million which were primarily the taxable amount of net operating loss carryforwards, were expensed as research and development expense during the twelve-month period ended December 31, 2012.

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

The Company is currently party to the other legal proceedings described in Part II, Item 1 of this quarterly report on Form 10-Q, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q, the Company believes that, the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the Company's consolidated results of operations in any one accounting period. Litigation expenses are expensed as incurred.

(11) Subsequent Event

In July 2015, the Company entered into an amendment to the merger agreement pursuant to which it acquired Neuronex, Inc. in December 2012.  Pursuant to the amendment, the former Neuronex equity holders agreed to certain modifications to the Company’s future contingent payment obligations regarding the development and potential commercialization of Plumiaz, described below.  In consideration of those modifications, pursuant to the amendment the Company agreed to pay the former Neuronex equity holders $8.75 million.

Under the merger agreement, the former equity holders of Neuronex will be entitled to receive payments from the Company, in addition to payments the Company has already made under the merger agreement, upon the achievement of specified regulatory, manufacturing-related, and sales milestones with respect to Diazepam Nasal Spray products (Plumiaz).  Pursuant to the merger agreement as amended by the amendment, the Company is obligated to pay (i) up to $3 million in specified regulatory and manufacturing-related milestone payments, a reduction from up to $18 million in such payments that were originally specified in the merger agreement, and (ii) up to $100 million upon the achievement of specified sales milestones, a reduction from up to $105 million in such payments that were originally specified in the merger agreement. Under the merger agreement, the former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments on worldwide net sales of Diazepam Nasal Spray products (Plumiaz), if any.  The rates for these payments pursuant to the merger agreement originally ranged from the upper single digits to lower double digits, but were modified pursuant to the amendment and now range from the mid single digits to mid double digits.  These payments are payable on a country-by-country basis until the earlier to occur of ten years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

We are a biopharmaceutical company dedicated to the identification, development and commercialization of novel therapies that restore function and improve the lives of people with neurological disorders.  We market three FDA-approved therapies, including Ampyra (dalfampridine) Extended Release Tablets, 10 mg, a treatment to improve walking in patients with multiple sclerosis, or MS, as demonstrated by an increase in walking speed. We have one of the leading pipelines in the industry of novel neurological therapies.  We are currently developing a number of clinical and preclinical stage therapies.  This pipeline addresses a range of disorders, including chronic post-stroke walking deficits (PSWD), Parkinson’s disease, epilepsy, heart failure, MS, and spinal cord injury.

Ampyra

General

Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS. To our knowledge, Ampyra is the first and only drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the United States in March 2010.  Net revenue for Ampyra was $105.5 million for the three months ended June 30, 2015 and $87.4 million for the three months ended June 30, 2014.

Since the March 2010 launch of Ampyra, more than 100,000 people with MS in the U.S. have tried Ampyra.  We believe that Ampyra is increasingly considered by many physicians a standard of care to improve walking in people with MS.  As of June 30, 2015, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates exclude patients who started Ampyra through our First Step trial program.  Our First Step program provides eligible patients with two months of Ampyra at no cost.  More than 65% of new Ampyra patients currently enroll in First Step.  The program is in its fourth year, and data show that First step participants have higher compliance and persistency rates over time compared to non-First Step patients.  Approximately 50% of patients who initiate Ampyra therapy with the First Step free trial program convert to paid prescriptions.

Ampyra is marketed in the U.S. through our own specialty sales force and commercial infrastructure. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians.  We also have established teams of Medical Science Liaisons, Regional Reimbursement Directors, Managed Markets Account Directors who provide information and assistance to payers and physicians on Ampyra, National Trade Account Managers who work with wholesalers and our limited network of specialty pharmacies, and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives.

Ampyra is distributed in the U.S. exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies.  All of these customers are contractually obligated to hold no more than an agreed number of days of inventory, ranging from between 10 to 30 days.

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

•
The fifth is U.S. Patent No. 8,663,685 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  Absent patent term adjustment, the patent is set to expire in 2025.

Ampyra also has Orphan Drug designation, which gives it marketing exclusivity in the U.S. until January 2017.

In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis FL, Inc., Alkem Laboratories Ltd., Apotex, Inc., Aurobindo Pharma Ltd., Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to these filings, we filed lawsuits in the U.S. District Court for the District of Delaware against all of these companies alleging multiple counts of patent infringement.  These lawsuits have been consolidated into a single case.  The court has scheduled a Markman hearing on March 7, 2016, and has set a five day bench trial starting on September 19, 2016.  This litigation is further described below in Part II, Item 1 of this report.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notices.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

On May 6, 2015, we received a Paragraph IV Certification Notice from Sun Pharmaceutical Industries Limited, or Sun Pharmaceuticals, advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  Sun Pharmaceuticals has challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and they have also asserted that generic versions of their products may not infringe certain claims of these patents.  In response to the filing, we filed a lawsuit against Sun Pharmaceuticals in the U.S. District Court for the District of Delaware alleging multiple counts of patent infringement.  This litigation is further described in Part II, Item 1 of this report.  We filed this lawsuit within 45 days from the date of receipt of this Paragraph IV Certification Notice, which instituted a 30 month statutory stay of approval period to the Sun Pharmaceuticals ANDA under the Hatch-Waxman Act.  Since the Sun Pharmaceuticals ANDA was filed after January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra, the 30 month statutory stay of approval will start from the receipt of the Paragraph IV Certification Notice.  This restricts the FDA from approving the ANDA until November 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

On February 10 and 27, 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents. In May and June of 2015, we filed our preliminary responses, opposing the requests to institute these two IPRs.  The deadlines for the rulings on the institution of the IPRs are August and September, respectively.  If they are allowed to proceed, we will oppose the full proceedings and defend our patents. The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

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

Zanaflex

Zanaflex Capsules and Zanaflex tablets are FDA-approved as short-acting drugs for the management of spasticity, a symptom of many central nervous system disorders, including MS and spinal cord injury. These products contain tizanidine hydrochloride, one of the two leading drugs used to treat spasticity.  We launched Zanaflex Capsules in April 2005 as part of our strategy to build a commercial platform for the potential market launch of Ampyra.  Combined net revenue of Zanaflex Capsules and Zanaflex tablets was $524,000 for the three months ended June 30, 2015 and $721,000 for the three months ended June 30, 2014.  In 2012, Apotex commercially launched a generic version of tizanidine hydrochloride capsules, and we also launched our own authorized generic version, which is being marketed by Watson Pharma (a subsidiary of Actavis).  In March 2013, Mylan Pharmaceuticals commercially launched their own generic version of Zanaflex Capsules.  The commercial launch of generic tizanidine hydrochloride capsules has caused a significant decline in net revenue from the sale of Zanaflex Capsules, and the launch of these generic versions and the potential launch of other generic versions is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2015 and beyond.

Qutenza
Qutenza is a dermal patch containing 8% prescription strength capsaicin the effects of which can last up to three months and is approved by the FDA for the management of neuropathic pain associated with post-herpetic neuralgia, also known as post-shingles pain.  We acquired commercialization rights to Qutenza in July 2013 from NeurogesX, Inc.  These rights include the U.S., Canada, Latin America and certain other territories.  Qutenza was approved by the FDA in 2010 and launched in April 2010 but NeurogesX discontinued active promotion of the product in March 2012.  In January 2014, we re-launched Qutenza in the U.S. using our existing commercial organization, including our specialty neurology sales force as well as our medical and safety reporting infrastructure.  Net revenue for Qutenza was $251,000 for the three months ended June 30, 2015 and $276,000 for the three months ended June 30, 2014.

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

In December 2014, we announced that the first patient has been enrolled in a Phase 3 study of CVT-301 for the treatment of OFF episodes in Parkinson’s disease.  We expect results from the efficacy trial in 2016, and pending timely recruitment for clinical trials, our goal is to file a new drug application, or NDA, in the U.S. by the end of 2016.  We expect that the NDA will be filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®.  Based on Civitas’s interactions with the FDA, we believe a single Phase 3 efficacy study will be needed for filing an NDA.  A separate long term safety study will also be required.  We are projecting that, if approved, annual peak sales of CVT-301 in the U.S. alone could exceed $500 million.

In June 2015, we presented data from a Phase 2b clinical trial of CVT-301 at the 19th International Congress of Parkinson's Disease and Movement Disorders (MDS).  The data showed that patients experiencing an OFF episode, treated with CVT-301, experienced significantly greater improvements in motor function than patients treated with inhaled placebo; the difference in improvement was already apparent 10 minutes after dosing and was durable for at least an hour, the longest time point at which patients were measured.

In addition to CVT-301, we are exploring opportunities for other proprietary products in which inhaled delivery using our ARCUS technology can provide a significant therapeutic benefit to patients.  For example, we are currently developing CVT-427, an inhaled triptan intended to provide relief from acute migraine episodes by taking advantage of the ARCUS delivery system.  Triptans are the class of drug most commonly prescribed to treat acute migraine. Oral triptans, which account for approximately 98% of all triptan doses, can be associated with slow onset of action and gastrointestinal challenges. The slow onset of action, usually 30 minutes or longer, can result in poor response rates. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration.  CVT-427 is currently in pre-clinical development and we are preparing to file an IND and initiate the first Phase 1 clinical trial for this program by the end of 2015.

Also, in July 2015 we announced that the Bill & Melinda Gates Foundation has awarded us a $1.4 million grant to support the development of a formulation and delivery system for a dry powder version of lung surfactant, a treatment for neonatal respiratory distress syndrome (RDS). The formulation will be based on our proprietary ARCUS technology, and will be produced in collaboration with the Massachusetts Institute of Technology (MIT).  RDS is a condition affecting newborns in which fluid collects in the lungs' air sacs; it most commonly affects infants born prematurely. It can be fatal, or lead to severe, chronic health issues caused by a lack of oxygen getting to the baby’s brain and other organs. The syndrome is caused by the infants’ inability to produce enough surfactant, a liquid lining the inside of the lungs. Delivering liquid surfactant to the lungs via intubation is the standard of care. Intubation poses problems in the developing world due to resource and infrastructure limitations, including the need to refrigerate surfactant, access to sterile medical supplies, access to potable water and a lack of healthcare professionals trained in intubation. This grant will support the development of a portable and easily administered inhaled form of surfactant, which may present a more practical alternative for use in developing areas of the world.  This program is not aimed at developing a commercial product.  However, our work on this program could potentially generate information that is useful for adapting the ARCUS technology to commercial pediatric uses.

Ampyra/Dalfampridine Development Programs

We believe there may be potential for dalfampridine to be applied to neurological conditions in addition to MS.  In December 2014, we announced that the first patient has been enrolled in a Phase 3 clinical trial evaluating the use of dalfampridine administered twice daily (BID) to improve walking in people who are suffering from chronic post-stroke walking deficits (PSWD) after experiencing an ischemic stroke.  As part of the trial design, we are planning to conduct an interim analysis of the trial data in 2016, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the first Phase 3 trial.  We have been exploring a once-daily (QD) formulation of dalfampridine for use in the chronic post-stroke clinical program.  Based on the results of an in-vitro alcohol dose dumping study and a subsequent fed-fasted study, we determined that the initial QD formulation that we had been developing with an external partner was not practical for further testing.  We are working with different external partners to develop a new QD formulation that could be included in future post-stroke studies.  We currently have three prototypes from three different partners, and expect to move all three into Phase 1 clinical testing before the end of 2015.

Plumiaz

We are developing Plumiaz, a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy currently on stable regimens of antiepileptic drugs (AEDs) who experience bouts of increased seizure activity, also known as seizure clusters or acute repetitive seizures.  In 2013, we submitted a New Drug Application (NDA) filing for Plumiaz to the FDA.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  In May 2015, we announced that we completed discussions with the FDA, and are advancing the development of Plumiaz.  Based on interactions with the FDA, we plan to conduct three clinical trials prior to resubmitting the NDA for Plumiaz.

•
The first trial, a long-term open-label study assessing safety and tolerability of Plumiaz over 52 weeks, was initiated in December 2014. This study will enroll approximately 100 participants ages 12-65 and we expect it will be completed in the second half of 2016. Details of this study are available at www.clinicaltrials.gov.

•	We will also conduct a pharmacokinetic dose proportionality study in healthy adults; we expect this study will be initiated in the first quarter of 2016 and will be completed in second half of 2016.

•
The third study will assess the bioavailability, safety and tolerability of Plumiaz compared to diazepam rectal gel (Diastat®). This open-label, randomized, crossover study will enroll approximately 120 people with refractory epilepsy ages 12-65 who experience seizure clusters. We have initiated this study and we expect that it will be completed in the fourth quarter of 2016.

Pending the successful completion of these studies, we are planning to resubmit the NDA for Plumiaz in the first quarter of 2017.  Based on FDA guidelines, the expected review period of the resubmitted NDA would be six months.

We have obtained orphan drug designation, which would confer seven years of market exclusivity from the date of approval for diazepam containing drug products for the same indication.  We licensed two patent families relating to the clinical formulation for Diazepam Nasal Spray, including a granted U.S. patent that is set to expire in 2029. We anticipate that our current infrastructure can support sales and marketing of this product if it receives FDA approval.  If approved, we project peak U.S. net sales revenue of more than $200 million.

We acquired the Plumiaz program in December 2012 in connection with our acquisition of Neuronex, Inc., a privately-held development stage pharmaceutical company.  We completed the acquisition pursuant to a merger agreement with Neuronex and Moise A. Khayrallah, acting as the Stockholders’ Representative on behalf of the former Neuronex equity holders.  In July 2015, we entered into an amendment to the merger agreement with Mr. Khayrallah, as Stockholders’ Representative.  Pursuant to the amendment, the Stockholders’ Representative, acting on behalf of the former Neuronex equity holders, agreed to certain modifications to our future contingent payment obligations regarding the development and potential commercialization of Plumiaz, described below.  In consideration of those modifications, pursuant to the amendment we agreed to pay the former Neuronex equity holders $8,750,000.

Under the Merger Agreement, the former equity holders of Neuronex will be entitled to receive payments from us, in addition to payments we have already made under the merger agreement, upon the achievement of specified regulatory, manufacturing-related, and sales milestones with respect to Plumiaz.  Pursuant to the merger agreement as amended by the amendment, we are obligated to pay (i) up to $3 million in specified regulatory and manufacturing-related milestone payments, a reduction from up to $18 million in such payments that were originally specified in the merger agreement, and (ii) up to $100 million upon the achievement of specified sales milestones, a reduction from up to $105 million in such payments that were originally specified in the merger agreement. Under the merger agreement, the former equity holders of Neuronex will also be entitled to receive tiered royalty-like earnout payments on worldwide net sales of Plumiaz, if any.  The rates for these payments pursuant to the merger agreement originally ranged from the upper single digits to lower double digits, but were modified pursuant to the amendment and now range from the mid single digits to mid double digits.  These payments are payable on a country-by-country basis until the earlier to occur of ten years after the first commercial sale of a product in such country and the entry of generic competition in such country as defined in the Agreement.

The patent and other intellectual property and other rights relating to Plumiaz are licensed from SK Biopharmaceuticals Co., Ltd. (SK).  Pursuant to the SK license, which granted worldwide rights to Neuronex, except certain specified Asian countries, the Company’s subsidiary Neuronex is obligated to pay SK up to $8 million upon the achievement of specified development milestones with respect to Plumiaz (including a $1 million payment that was triggered in 2013 upon the FDA’s acceptance for review of the first NDA for Plumiaz), and up to $3 million upon the achievement of specified sales milestones with respect to the Diazepam Nasal Spray product.  Also, Neuronex is obligated to pay SK a tiered, mid-single digit royalty on net sales of Plumiaz.

Cimaglermin alfa (also known as GGF2)/Neuregulins

Cimaglermin alfa, which we previously referred to as GGF2, is our lead product candidate for our neuregulin program.  We have completed a cimaglermin Phase 1 clinical trial in heart failure patients.  This was a dose-escalating trial designed to test the maximum tolerated single dose, with follow-up assessments at one, three, and six months.  Data from this trial showed a dose-related improvement in ejection fraction in addition to safety findings.  A dose-limiting toxicity was also identified in the highest planned dose cohort, specifically acute liver injury meeting Hy’s Law for drug induced hepatotoxicity, which resolved within several days.  In March 2015, we presented new analyses of data from this trial at the American College of Cardiology (ACC) 64th Annual Scientific Session and Expo.  These analyses found that cimaglermin produced a dose-dependent benefit at multiple time points for up to three months following a single infusion.

In October 2013, we announced that the first patient had been enrolled in a second clinical trial of cimaglermin.  This Phase 1b single-infusion trial in people with heart failure is assessing tolerability of three dose levels of cimaglermin, which were tested in the first trial, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  In June 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) meeting Hy’s Law criteria (elevated ALT, AST and bilirubin), based on blood test results.  We also received a notification of clinical hold from the FDA following submission of this information.  The abnormal blood tests resolved within several days, as was the case with the one Hy’s Law case reported in the previous Phase 1 study noted above.  The 22 patients who were dosed in the trial will complete the pre-planned one year of follow up.  We expect to complete an analysis of data from the three-month follow up by the end of 2015.  We have ongoing analyses and non-clinical studies to investigate the biological basis for liver interactions of cimaglermin, and we plan to review these and other data from the cimaglermin studies with the FDA.

Remyelinating Antibodies

rHIgM22 is the lead antibody in our remyelinating antibody program, and we are developing it as a potential therapeutic for MS. We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also included several exploratory clinical, imaging and biomarker measures. We announced top-line safety and tolerability results in February 2015. The trial, which followed participants for up to six months after receiving a single dose of rHIgM22, found no dose-limiting toxicities at any of the five dose levels studied.  In April 2015, we presented additional safety data from this trial at the 67th American Academy of Neurology Annual Meeting.  The additional data showed that rHIgM22 was well-tolerated in each of the five doses, supporting additional clinical development.  In addition, testing detected rHIgM22 in cerebrospinal fluid (CSF), indicating the drug’s access to the central nervous system.  Additional data from this trial will be presented at future medical meetings. Based on these data, we intend to advance clinical development of rHIgM22 for MS.  Our second Phase 1 trial in relapsing MS patients is open for enrollment, and we expect trial results in 2016.

Chondroitinase Program

We are continuing research on the potential use of chondroitinases for the treatment of injuries to the brain and spinal cord, as well as other neurotraumatic indications.  The chondroitinase program is in the research and translational development phase and has not yet entered formal preclinical development.

NP-1998

NP-1998 is a Phase 3 ready, 20% prescription strength capsaicin topical solution that we have been assessing for the treatment of neuropathic pain.  We acquired rights to NP-1998 from NeurogesX, Inc. in 2013 in connection with our purchase of Qutenza, an FDA-approved dermal patch containing 8% prescription strength capsaicin.  We acquired development and commercialization rights in the U.S., Canada, Latin America and certain other territories.  Astellas Pharma Europe Ltd. has an option to develop NP-1998 in the European Economic Area (EEA) including the 28 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa. We believe this liquid formulation of the capsaicin-based therapy has key advantages over the Qutenza patch, and we believe NP-1998 has the potential to treat multiple neuropathies.  However, we have evaluated and reprioritized our research and development pipeline based on our 2014 acquisition of Civitas, and as a result we have no current plans to invest in further development of NP-1998 for neuropathic pain.

Outlook for 2015

Financial Guidance for 2015

We are providing the following guidance with respect to our 2015 financial performance:

•	We expect 2015 net revenue from the sale of Ampyra to range from $410 million to $420 million. This guidance is narrowed from our prior guidance of $405 million to $420 million.

•
We expect Zanaflex (tizanidine hydrochloride) and ex-U.S. Fampyra (prolonged-release fampridine tablets) 2015 revenue to be approximately $25 million, which includes net sales of branded Zanaflex products and royalties from ex-U.S. Fampyra and authorized generic tizanidine hydrochloride capsule sales.

•
Research and development (R&D) expenses in 2015 are expected to range from $140 million to $150 million, excluding share-based compensation charges and expenditures related to the potential acquisition of new products or other business development activities.  This is a revision from our prior guidance of $150 to $160 million.  The increase in research and development expenses in 2015 compared to 2014 is primarily related to Phase 3 studies of dalfampridine and CVT-301.  Additional expenses include continued development of Plumiaz, clinical trials for cimaglermin alfa (previously GGF2) and rHIgM22 and CVT-427, as well ongoing preclinical studies.

•
Selling, general and administrative expenses (SG&A) in 2015 are expected to range from $180 million to $190 million, excluding share-based compensation charges.  We have set a high priority on managing selling, general and administrative expenses in 2015.

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

Development Pipeline Goals

Our planned goals and key initiatives with respect to our pipeline during 2015 and beyond are as follows:

•
Continue progressing our Phase 3 efficacy and safety studies of CVT-301 for the treatment of OFF episodes in Parkinson’s disease.  We expect results from the efficacy trial in 2016, and pending timely recruitment for clinical trials, our goal is to file a new drug application, or NDA, in the U.S. by the end of 2016.

•
Continue progressing our Phase 3 clinical trial assessing the use of a once-daily (BID) formulation of dalfampridine as a treatment for chronic post-stroke walking deficits (PSWD) after experiencing an ischemic stroke.  As part of the trial design, we are planning to conduct an interim analysis of the trial data in 2016, and depending on the outcome of that analysis we may initiate a second pivotal trial prior to the conclusion of the first Phase 3 trial. We are working with different external partners to develop a once-daily (QD) formulation that could be included in future post-stroke studies.  We currently have three prototypes from three different partners, and expect to move all three into Phase 1 clinical testing before the end of 2015.

•
We are developing Plumiaz, a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy who experience seizure clusters, also known as acute repetitive seizures.  In 2013, we submitted a New Drug Application (NDA) filing for Plumiaz to the FDA.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  In May 2015, we announced that we completed discussions with the FDA, and are advancing the development of Plumiaz.  Based on interactions with the FDA, we plan to conduct three clinical trials prior to resubmitting the NDA for Plumiaz, described above in this report.  Pending the successful completion of these studies, we are planning to resubmit the NDA for Plumiaz in the first quarter of 2017.  Based on FDA guidelines, the expected review period of the resubmitted NDA would be six months.

•
In June 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) meeting Hy’s Law criteria (elevated ALT, AST and bilirubin), based on blood test results.  We also received a notification of clinical hold from the FDA following submission of this information.  The 22 patients who were dosed in the trial will complete the pre-planned one year of follow up.  We expect to complete an analysis of data from the three-month follow up by the end of 2015.  We have ongoing analyses and non-clinical studies to investigate the biological basis for liver interactions of cimaglermin, and we plan to review these and other data from the cimaglermin studies with the FDA.

•
Our Phase 1 clinical trial of rHIgM22 found no dose-limiting toxicities at any of, and was well tolerated in each of, the five dose levels studied.  In addition, testing detected rHIgM22 in cerebrospinal fluid (CSF), indicating the drug’s access to the central nervous system.  Based on these data, we intend to advance clinical development of rHIgM22 for MS.  Our second Phase 1 trial in relapsing MS patients is open for enrollment, and we expect trial results in 2016.

•	We are preparing an IND for and plan to initiate the first Phase 1 clinical trial of CVT-427, an inhaled triptan intended to provide relief from acute migraine episodes, by the end of 2015.

Results of Operations

Three-Month Period Ended June 30, 2015 Compared to June 30, 2014

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  We recognized net revenue from the sale of Ampyra to these customers of $105.5 million as compared to $87.4 million for the three-month periods ended June 30, 2015 and 2014, respectively, an increase of $18.1 million, or 21%.  The net revenue increase was comprised of net volume increases of $8.9 million due to greater demand we believe due to, in part, the success of certain marketing programs such as our First Step and Step Together programs and price increases net of discount and allowance adjustments of $9.2 million.  Effective January 1, 2015, we increased our sale price to our customers by 10.95%.

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

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules.  We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $524,000 for the three-month period ended June 30, 2015, as compared to $721,000 for the three-month period ended June 30, 2014.  Net product revenues also include $1.3 million which represents the sale of our Zanaflex Capsules authorized generic product to Actavis for the three-month periods ended June 30, 2015 and 2014, respectively.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2015 and beyond.  The decrease in net revenues was also the result of a disproportionate increase in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.

Qutenza

We recognize product sales of Qutenza following receipt of product by our specialty distributors. We recognized net revenue from the sale of Qutenza of $251,000 and $276,000 for the three-month periods ended June 30, 2015 and 2014, respectively.  For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended June 30, 2015 and 2014, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $2.5 million and $2.8 million in royalty revenue for the three-month periods ended June 30, 2015 and 2014, respectively, related to ex-U.S. sales of Fampyra by Biogen.

We recognized $1.4 million and $2.4 million in royalty revenue for the three-month periods ended June 30, 2015 and 2014, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

We recorded cost of sales of $22.7 million for the three-month period ended June 30, 2015 as compared to $18.9 million for the three-month period ended June 30, 2014.  Cost of sales for the three-month period ended June 30, 2015 consisted primarily of $18.8 million in inventory costs related to recognized revenues.  Cost of sales for the three-month period ended June 30, 2015 also consisted of $2.4 million in royalty fees based on net product shipments, $147,000 in amortization of intangible assets, and $80,000 in period costs related to freight, stability testing, and packaging.  Cost of sales also included $1.3 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended June 30, 2015.

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

Cost of License Revenue

We recorded cost of license revenue of $159,000 for the three-month periods ended June 30, 2015 and 2014, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended June 30, 2015 were $31.2 million as compared to $16.4 million for the three-month period ended June 30, 2014, an increase of approximately $14.8 million, or 90%.  The increase was primarily due to $12.8 million in CVT-301 and CVT-427 expenses incurred in 2015 after the acquisition of Civitas in October 2014.  The increase was also due to an increase in overall research and development staff, compensation and related expenses of $3.6 million to support the research and development initiatives related to our product pipeline, as well as increases in expenses for certain research and development programs, including $690,000 related to our cimaglermin program and $640,000 related to our Plumiaz program.  The increases in research and development expenses for the three-month period ended June 30, 2015 were partially offset by decreases in expenses in certain other research and development programs, including decreases of $1.7 million related to our life cycle management program for Ampyra, $680,000 related to the RHIgM22 program, $341,000 in other R&D support costs and $140,000 related to the NP-1998 program.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2015 were $26.1 million compared to $29.0 million for the three-month period ended June 30, 2014, a decrease of approximately $2.9 million, or 10%.  The decrease was attributable to a decrease of $2.1 million for pre-launch activities associated with the possible commercialization of Plumiaz and a decrease in overall marketing, selling, distribution, and market research expenses for Ampyra of $590,000 and Zanaflex of $234,000.

General and administrative expenses for the three-month period ended June 30, 2015 were $26.7 million compared to $21.7 million for the three-month period ended June 30, 2014, an increase of approximately $5.0 million, or 23%. This increase was primarily the result of an increase of $1.7 million for staff and compensation expenses and other expenses related to supporting the growth of the organization, including the acquisition of Civitas in October 2014, and an increase of $2.0 million in legal fees and business development expenses of $1.3 million.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products.  Acorda acquired this contingent consideration as part of the Civitas acquisition.  The fair value of that future royalty is assessed quarterly.  We recorded a $1.1 million expense pertaining to changes in the fair-value of our acquired contingent consideration for the three-month period ended June 30, 2015.  The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.  There were no changes to the valuation techniques.

Other Income / Expense

Other expense was $3.6 million for the three-month period ended June 30, 2015 compared to other expense of $261,000 for the three-month period ended June 30, 2014, an increase of $3.3 million. The increase was due to an increase in interest expense of $3.6 million, principally related to the cash and non-cash portions of interest expense for the convertible senior notes issued in June 2014 (the Notes). Interest expense related to the Notes was $3.6 million for the three-month period ended June 30, 2015, of which the non-cash portion was $2.1 million.

Benefit from / Provision for Income Taxes

For the three-month periods ended June 30, 2015 and 2014, the Company recorded a $1.1 million and $6.0 million provision for income taxes based upon its estimated tax liability for the year.  The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the Company for the three-month periods ended June 30, 2015 and 2014 were 53% and 56%, respectively. As a result of the Federal research and development tax credit not being extended during the second quarter of 2015, the Company was not able to receive a benefit in the effective tax rate for this in 2015. The Company, however, was able to receive a benefit in the effective tax rate for 2015 for the Massachusetts state research and development tax credit in addition to the Federal orphan drug credit.

We continue to evaluate the realizability of the Company’s deferred tax assets and consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance will be required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods.

Six-Month Period Ended June 30, 2015 Compared to June 30, 2014

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  We recognized net revenue from the sale of Ampyra to these customers of $197.9 million as compared to $159.9 million for the six-month periods ended June 30, 2015 and 2014, respectively, an increase of $38 million, or 24%.  The net revenue increase was comprised of net volume increases of $20.0 million, due to, in part, the success of certain marketing programs such as our First Step and Step Together programs and price increases net of discount and allowance adjustments of $18.0 million. Effective January 1, 2015, we increased our sale price to our customers by 10.95%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, discounts and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser and ASD Specialty Healthcare, Inc.. Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Zanaflex

We recognize product sales of Zanaflex Capsules and Zanaflex tablets using a deferred revenue recognition model where shipments to wholesalers are recorded as deferred revenue and only recognized as revenue when end-user prescriptions of the product are reported. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules. We recognized net revenue from the sale of Zanaflex Capsules and Zanaflex tablets of $1.2 million for the six-month period ended June 30, 2015, as compared to $1.6 million for the six-month period ended June 30, 2014. Net product revenues also include $1.4 million which represents the sale of our Zanaflex Capsules authorized generic product to Actavis for the six-month period ended June 30, 2015, as compared to $2.2 million for the six-month period ended June 30, 2014.  Generic competition has caused a significant decline in sales of Zanaflex Capsules and is expected to cause the Company’s net revenue from Zanaflex Capsules to decline further in 2015 and beyond.  The decrease in net revenues was also the result of a disproportionate increase in discounts and allowances due to the mix of customers continuing to purchase our product. These customers receive higher levels of rebates and allowances.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts.

Qutenza
We recognize product sales of Qutenza following receipt of product by our specialty distributors. We recognized net revenue from the sale of Qutenza of approximately $473,000 and $485,000 for the six-month periods ended June 30, 2015 and 2014, respectively.  For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues

License Revenue

We recognized $4.5 million in license revenue for the six-month periods ended June 30, 2015 and 2014, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $4.8 million and $5.2 million in royalty revenue for the six-month periods ended June 30, 2015 and 2014, respectively related to ex-U.S. sales of Fampyra by Biogen.

We recognized $3.1 million and $3.8 million in royalty revenue for the six-month periods ended June 30, 2015 and 2014, respectively, related to the authorized generic sale of Zanaflex Capsules.

Cost of Sales

We recorded cost of sales of $41.2 million for the six-month period ended June 30, 2015 as compared to $34.4 million for the six-month period ended June 30, 2014. Cost of sales for the six-month period ended June 30, 2015 consisted primarily of $34.7 million in inventory costs related to recognized revenues.  Cost of sales for the six-month period ended June 30, 2015 also consisted of $4.5 million in royalty fees based on net product shipments, $294,000 in amortization of intangible assets, and $165,000 in period costs related to freight, stability testing, and packaging. Cost of sales also included $1.4 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the six-month period ended June 30, 2015.

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

Cost of License Revenue

We recorded cost of license revenue of $317,000 for the six-month periods ended June 30, 2015 and 2014, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.

Research and Development

Research and development expenses for the six-month period ended June 30, 2015 were $61.9 million as compared to $31.0 million for the six-month period ended June 30, 2014, an increase of approximately $30.9 million, or 100%. The increase was primarily due to $24.1 million in CVT-301 and CVT-427 expenses incurred in 2015 after the acquisition of

Civitas in October 2014 and an increase in overall research and development staff, compensation and related expenses of $4.2 million to support the research and development initiatives related to our product pipeline.  The increase was also due to increases in expenses for various other research and development programs, including $1.4 million related to our life cycle management program for Ampyra, $752,000 relating to our cimaglermin program, $375,000 related to our chondroitinase program, $353,000 related to our NP-1998 program, and $282,000 related to our Plumiaz program.  The increase in expenses related to our NP-1998 program is primarily attributable to drug supply purchase commitments made earlier in 2014 prior to the program re-prioritization.  The increases in research and development expenses for the six-month period ended June 30, 2015 were partially offset by a decrease of $578,000 related to the rHIgM22 program.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2015 were $51.1 million compared to $55.6 million for the six-month period ended June 30, 2014, a decrease of approximately $4.5 million, or 8%.  The decrease was attributable to a decrease of $3.8 million for pre-launch activities associated with the possible commercialization of Plumiaz, a decrease in overall marketing, selling, distribution, and market research expenses for Ampyra of $1.7 million and a decrease in Zanaflex marketing of $234,000. The decrease in sales and marketing expenses was partially offset by an increase in overall compensation, benefits, and other selling expenses of $1.2 million, including sales force incentive compensation.

General and administrative expenses for the six-month period ended June 30, 2015 were $50.5 million compared to $41.9 million for the six-month period ended June 30, 2014, an increase of approximately $8.6 million, or 21%. This increase was primarily the result of an increase of $4.8 million for staff and compensation expenses and other expenses related to supporting the growth of the organization, including the acquisition of Civitas in October 2014, an increase of $2.5 million in legal fees, $2.3 million in general and administrative expenses incurred in 2015 after the acquisition of Civitas in October 2014 and $1.3 million in business development expenses.  The increases in general and administrative expenses for the six-month period ended June 30, 2015 were partially offset by a decrease of $1.6 million for work on FDA post-approval requirements for the Zanaflex franchise, and $800,000 in drug safety and surveillance expenses.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products.  Acorda acquired this contingent consideration as part of the Civitas acquisition.  The fair value of that future royalty is assessed quarterly.  We recorded a $4.2 million expense pertaining to changes in the fair-value of our acquired contingent consideration for the six-month period ended June 30, 2015.  The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.  There were no changes to the valuation techniques.

Other Income / Expense

Other expense was $7.4 million for the six-month period ended June 30, 2015 compared to $181,000 for the six-month period ended June 30, 2014, an increase of approximately $7.2 million. The increase was due to an increase in interest expense of $7.5 million, principally related to the cash and non-cash portions of interest expense for the convertible senior notes issued in June 2014 (the Notes). Interest expense related to the Notes was $7.2 million for the six-month period ended June 30, 2015, of which the non-cash portion was $4.2 million.

Benefit From / Provision for Income Taxes

For the six-month periods ended June 30, 2015 and 2014, the Company recorded a $0.9 million benefit from and $8.8 million provision for income taxes based upon its estimated tax liability for the year.  The provision for income taxes is based on federal, state and Puerto Rico income taxes. The effective income tax rates for the six-month periods ended June 30, 2015 and 2014 were 30% and 62%, respectively. As a result of the Federal research and development tax credit not being extended during the first two quarters of 2015, the Company was not able to receive a benefit in the effective tax rate for this in 2015.  The Company, however, was able to receive a benefit in the effective tax rate for 2015 for the Massachusetts state research and development tax credit in addition to the Federal orphan drug credit.

We continue to evaluate the realizability of the Company’s deferred tax assets and consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance will be required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods.

 Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, a convertible debt offering, payments received under our collaboration and licensing agreements, sales of Ampyra and Zanaflex Capsules, and, to a lesser extent, from loans, government grants and our financing arrangement with Paul Royalty Fund (PRF) (see below).

We were cash flow positive in 2014 and, at June 30, 2015, we had $301.7 million of cash, cash equivalents and short-term investments, compared to $307.6 million at December 31, 2014.  We expect to remain cash flow positive in 2015.  We believe that we have sufficient cash, cash equivalents and short-term investments on hand, in addition to cash expected to be generated from operations, to fund our operations, including our currently anticipated development pipeline activities as currently planned.

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

Financing Arrangements

Saints Capital Notes

In January 1997, Elan International Services, Ltd. (EIS) loaned us an aggregate of $7.5 million pursuant to two convertible promissory notes to partly fund our research and development activities. On December 23, 2005, Elan transferred these promissory notes to funds affiliated with Saints Capital.  As of June 30, 2015, $2.2 million of these promissory notes was outstanding, which amount includes accrued interest. The fifth of seven annual payments on this note was due and paid on the five year anniversary of Ampyra approval on January 22, 2015 and will continue to be paid annually until paid in full.

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

Notwithstanding the foregoing, once PRF and Valeant, as PRF’s successor, have received and retained payments under the agreement that are at least 2.1 times the aggregate amount PRF paid us under the agreement, Valeant will only be entitled to 1% of Zanaflex net revenues. In connection with the transaction, we recorded a liability as of June 30, 2015, referred to as the revenue interest liability, of approximately $585,000. We impute interest expense associated with this liability using the effective interest rate method and record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of Zanaflex sales. We currently estimate that the imputed interest rate associated with this liability will be approximately 5.8%. Payments made to Valeant as a result of Zanaflex sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability.

Upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events, transfer any of our interests in Zanaflex (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfer all or substantially all of our assets, or breach certain of the covenants, representations or warranties we make under the agreement, Valeant may (i) require us to repurchase the rights we sold them at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the Zanaflex assets that secure our obligations to Valeant.  Except in the case of certain bankruptcy events, if Valeant exercises its right, which we refer to as Valeant’s put option, to cause us to repurchase the rights we assigned to it, Valeant may not foreclose unless we fail to pay the put/call price as required.  If we experience a change of control we have the right, which we refer to as our call option, to repurchase the rights we sold under the revenue interests assignment agreement at the “put/call price” in effect on the date such right is exercised.  The put/call price on a given date is the greater of (i) all payments made by PRF/Valeant to us as of such date, less all payments received by PRF/Valeant from us as of such date, and (ii) an amount that would generate an internal rate of return to PRF/Valeant of 25% on all payments made by PRF/Valeant to us as of such date, taking into account the amount and timing of all payments received by PRF/Valeant from us as of such date.  We have determined that Valeant’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such.  As of June 30, 2015, we have no liability recorded related to the put/call option to reflect its current estimated fair value. This liability is revalued on an as needed basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings.

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

The Company will pay 1.75% interest per annum on the principal amount of the Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year.  The Company paid $3.0 million on June 15, 2015 for interest due on the Notes.  The Notes will mature on June 15, 2021.

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

Our outstanding note balances as of June 30, 2015 consisted of the following:

(In thousands)	June 30, 2015
Liability component:
Principal	$345,000
Less: debt discount, net	(53,462)
Net carrying amount	$291,538
Equity component	$61,195

Investment Activities

At June 30, 2015, cash, cash equivalents and short-term investments were approximately $301.7 million, as compared to $307.6 million at December 31, 2014.  Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund and US Treasury bonds.  Also, we maintain cash balances with financial institutions in excess of insured limits.  We do not anticipate any losses with respect to such cash balances.  As of June 30, 2015, our cash and cash equivalents were $76.1 million, as compared to $182.2 million as of December 31, 2014.  Our short-term investments consist of US Treasury bonds with original maturities greater than three months and less than one year.  The balance of these investments was $225.5 million as of June 30, 2015, as compared to $125.4 million as of December 31, 2014.

Net Cash (Used in) / Provided by Operations

Net cash used in operations was $6.0 million for the six-month period ending June 30, 2015 while $23.0 million was provided by operations for the six-month period ended June 30, 2014.  Cash used in operations for the six-month period ended June 30, 2015 was primarily due to a net increase in working capital items of $27.2 million primarily attributable to an increase in inventory held by the company, a net loss of $2.1 million principally resulting from an overall increase in operating expenses, a decrease in deferred license revenue of $4.5 million due to the amortization of the upfront collaboration payment received during the three-month period ended September 30, 2009, and a deferred tax benefit of $0.9 million. Cash used in operations was partially offset by a non-cash share-based compensation expense of $15.8 million, depreciation and amortization of $7.5 million, a non-cash charge for the change in the contingent consideration obligation of $4.2 million, and amortization of the debt discount and debt issuance costs of $4.2 million.

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

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2015 was $106.1 million, primarily due to $276.0 million in purchases of investments, purchases of property and equipment of $4.1 million, and purchases of intangible assets of $0.6 million, partially offset by $174.5 million in proceeds from maturities and sales of investments.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2015 was $6.1 million, primarily due to $6.2 million in net proceeds from the issuance of common stock and exercise of stock options partially offset by $0.1 million in repayments to PRF.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, we are required to make payments for the manufacture and supply of our clinical and approved products.  During the six-month period ended June 30, 2015, commitments related to the purchase of inventory decreased as compared to December 31, 2014.  As of June 30, 2015, we have inventory-related purchase commitments totaling approximately $36.5 million.

Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products.  The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products.  As of June 30, 2015, we have committed to make potential future milestone payments to third parties of up to approximately $169 million as part of our various collaborations, including licensing and development programs.  This represents a decrease of approximately $35 million as compared to December 31, 2014, due to the termination of certain license agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones.  Because the achievement of these milestones had not occurred as of June 30, 2015, such contingencies have not been recorded in our financial statements.  Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones.  There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015, our critical accounting policies have not changed materially from December 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, grants receivable, convertible notes payable and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2015.

We have cash equivalents and short-term investments at June 30, 2015, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds and US Treasury bonds, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2015.  At June 30, 2015, we held $301.7 million in cash, cash equivalents and short-term investments which had an average interest rate of approximately 0.1%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2015, the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer.  Based on that evaluation, these officers have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Apotex

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeal of the decision.  On September 6, 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex’s ANDA because of public-safety concerns about Apotex’s proposed drug.  On December 2, 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex’s generic tizanidine capsules.  On January 26, 2012, we moved to dismiss or stay Apotex’s suit.  On February 3, 2012, the FDA denied the citizen petition that we filed and approved Apotex’s ANDA for a generic version of Zanaflex Capsules.  On February 21, 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed five of the six counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  In October 2014, the Court granted our motion for summary judgment against Apotex’s remaining claim.  Apotex has appealed both the motion to dismiss and summary judgment decisions to the Second Circuit Court of Appeals.  The Company will defend itself vigorously throughout the appeal process.

Ampyra Patents

In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis FL, Inc., Alkem Laboratories Ltd., Apotex, Inc., Aurobindo Pharma Ltd., Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to the filing of these ANDAs, in July 2014, we filed lawsuits against these generic pharmaceutical manufacturing companies in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685.  Requested judicial remedies include recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-book listed patents expire, or any later expiration of exclusivity to which we are or become entitled.   These lawsuits with the eight ANDA filers have been consolidated into a single case.  The U.S. District Court for the District of Delaware has scheduled a Markman hearing on March 7, 2016, and has set a five day bench trial starting on September 19, 2016.  The Markman hearing will be conducted to determine the scope and limitations of certain patent claims that are asserted in the litigation.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notices.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

In August 2014, Mylan Pharmaceuticals, Inc. and its parent, Mylan, Inc. (collectively, “Mylan”), filed a motion challenging the jurisdiction of the U.S. District Court for the District of Delaware.  On January 14, 2015, the Court denied Mylan’s motion to dismiss with respect to the ANDA filer, Mylan Pharmaceuticals, Inc.  On January 30, 2015, the Court granted Mylan’s request for an interlocutory appeal of its jurisdictional decision to the Federal Circuit Court of Appeals.  The Company will defend itself vigorously throughout the appeal process.  Due to Mylan’s motion to dismiss, we also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. Patents and requesting the same judicial relief as in the Delaware action. On December 17, 2014, we filed a motion in the Northern District of West Virginia to stay that action in deference to the Delaware proceeding and until the issue of jurisdiction has been decided.  On February 11, 2014, the District Court for the Northern District of West Virginia

granted Acorda’s motion to stay the proceeding in that district until the Federal Circuit Court of Appeals decides Mylan’s appeal of Delaware’s jurisdictional decision.  The patent infringement case against Mylan, however, is still proceeding in Delaware along with the cases against the other eight ANDA filers (see below) at the present time.

On May 6, 2015, we received a Paragraph IV Certification Notice from Sun Pharmaceutical Industries Limited, or Sun Pharmaceuticals, advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  Sun Pharmaceuticals has challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and they have also asserted that generic versions of their products may not infringe certain claims of these patents.  In response to the filing of the ANDA, in May 2015 we filed a lawsuit against Sun Pharmaceuticals in the U. S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685, which was within the 45 days from the date of receipt of  Sun’s Paragraph IV Certification Notice which instituted the30 month statutory stay of approval period to the Sun Pharmaceuticals ANDA under the Hatch-Waxman Act.  Requested judicial remedies include recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-book listed patents expire, or any later expiration of exclusivity to which we are or become entitled.  We filed this lawsuit within 45 days from the date of receipt of the Paragraph IV Certification Notice, which instituted the 30 month statutory stay of approval period to the Sun Pharmaceuticals ANDA under the Hatch-Watchman Act.  Since the Sun Pharmaceuticals ANDA was filed after January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra, the 30 month statutory stay of approval will start from the receipt of the Paragraph IV Certification Notice.  This restricts the FDA from approving the ANDA until November 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

On February 10 and 27, 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents. In May and June of 2015, we filed our preliminary responses, opposing the requests to institute these two IPRs.   The deadlines for the rulings on the institution of the IPRs are August and September, respectively.  If they are allowed to proceed, we will oppose the full proceedings and defend our patents. The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

We will vigorously defend our intellectual property rights.

Item 1 of Part II of our Quarterly Reports on Form 10-Q for the fiscal quarter ended March 31, 2015, includes prior updates to the legal proceedings described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in our Quarterly Reports subsequently filed during the current fiscal year, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

Exhibit No.	Description
2.1*
Amendment No. 1 to Agreement and Plan of Merger, effective as of July 27, 2015, by and among the Registrant, Neuronex, Inc., and Moise A. Khayrallah, solely in his capacity as the Stockholders’ Representative.

10.1	First Amendment to Lease, dated as of May 21, 2015, by and between BMR-Ardsley Park LLC and the Registrant.
10.2**	Employment Agreement, dated as of June 8, 2015, by and between the Registrant and Enrique Carrazana.
10.3**	Letter agreement dated June 15, 2015, by and between the Registrant and Enrique Carrazana.
10.4**	Employment Agreement, dated as of June 8, 2015, by and between the Registrant and Lauren Sabella.
10.5**	Executive Employment Agreement, dated as of December 27, 2010, between Civitas Therapeutics, Inc. (formerly Corregidor Therapeutics, Inc.) and Rick Batycky.
10.6**	First Amendment to Executive Employment Agreement, dated as of June 27, 2013, between Civitas Therapeutics, Inc. and Rick Batycky.
10.7**	Second Amendment to Executive Employment Agreement, dated as of June 30, 2014, between Civitas Therapeutics, Inc. and Rick Batycky.
10.8**	Employment offer letter, dated December 5, 2014, by and between the Registrant and Rick Batycky.
10.9**	Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Appendix A to the Registrant’s 2015 Proxy Statement filed as Schedule 14A on April 30, 2015.
10.10**	Forms of equity award documents for awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: August 7, 2015		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael Rogers
Date: August 7, 2015		Michael Rogers Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
2.1*
Amendment No. 1 to Agreement and Plan of Merger, effective as of July 27, 2015, by and among the Registrant, Neuronex, Inc., and Moise A. Khayrallah, solely in his capacity as the Stockholders’ Representative.

10.1	First Amendment to Lease, dated as of May 21, 2015, by and between BMR-Ardsley Park LLC and the Registrant.
10.2**	Employment Agreement, dated as of June 8, 2015, by and between the Registrant and Enrique Carrazana.
10.3**	Letter agreement dated June 15, 2015, by and between the Registrant and Enrique Carrazana.
10.4**	Employment Agreement, dated as of June 8, 2015, by and between the Registrant and Lauren Sabella.
10.5**	Executive Employment Agreement, dated as of December 27, 2010, between Civitas Therapeutics, Inc. (formerly Corregidor Therapeutics, Inc.) and Rick Batycky.
10.6**	First Amendment to Executive Employment Agreement, dated as of June 27, 2013, between Civitas Therapeutics, Inc. and Rick Batycky.
10.7**	Second Amendment to Executive Employment Agreement, dated as of June 30, 2014, between Civitas Therapeutics, Inc. and Rick Batycky.
10.8**	Employment offer letter, dated December 5, 2014, by and between the Registrant and Richard Batycky.
10.10**	Forms of equity award documents for awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

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