Form 10-Q
period 2016-06-30
ACORDA THERAPEUTICS INC
filed 2016-08-04
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
(Registrant's telephone number,
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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 29, 2016
Common Stock, $0.001 par value per share	46,139,900 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  The ability to complete the Biotie Therapies Corp. transaction on a timely basis; the ability to realize the benefits anticipated from the Biotie Therapies transaction and the Civitas Therapeutics transaction, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the ability to successfully integrate Biotie Therapies' operations and Civitas's operations respectively, into our operations; we may need to raise additional funds to finance our expanded operations and may not be able to do so on acceptable terms; our ability to successfully market and sell Ampyra (dalfampridine) Extended Release Tablets, 10 mg in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including CVT-301 or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market CVT-301 or any other products under development; or the products that we will acquire when we complete the Biotie Therapies transaction; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain and maintain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaborator Biogen in connection therewith; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements.  In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, particularly in the "Risk Factors" section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.  Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.
We and our subsidiaries own several registered trademarks in the U.S. and in other countries.  These registered trademarks include, in the U.S., the marks "Acorda Therapeutics," our stylized Acorda Therapeutics logo, "Ampyra," "Zanaflex," "Zanaflex Capsules," "Qutenza" and "ARCUS."  Also, our mark "Fampyra" is a registered mark in the European Community Trademark Office and we have registrations or pending applications for this mark in other jurisdictions.  Our trademark portfolio also includes several registered trademarks and pending trademark applications (e.g., "Plumiaz") in the U.S. and worldwide for potential product names or for disease awareness activities.  Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I
Item 1.  Financial Statements
ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,400	$153,204
Restricted cash	—	6,032
Short-term investments	—	200,101
Trade accounts receivable, net of allowances of $985 and $884, as of June 30, 2016 and December 31, 2015, respectively	45,886	31,466
Prepaid expenses	18,709	16,079
Finished goods inventory	55,553	36,476
Other current assets	5,616	7,959
Total current assets	263,164	451,317
Property and equipment, net of accumulated depreciation	36,754	40,204
Goodwill	284,504	183,636
Deferred tax asset	2,128	2,128
Intangible assets, net of accumulated amortization	751,524	430,856
Non-current portion of deferred cost of license revenue	2,589	2,906
Other assets	5,876	247
Total assets	$1,346,539	$1,111,294
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,554	$14,233
Accrued expenses and other current liabilities	96,388	66,158
Current portion of deferred license revenue	9,057	9,057
Current portion of convertible notes payable	1,126	1,144
Total current liabilities	136,125	90,592
Convertible senior notes (due 2021)	294,854	290,420
Acquired contingent consideration	71,700	63,500
Non-current portion of deferred license revenue	36,984	41,513
Non-current portion of convertible notes payable	—	1,107
Deferred tax liability	89,960	12,146
Other non-current liabilities	35,374	8,991
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2016 and December 31, 2015; issued 46,103,367 and 43,440,324 shares, including those held in treasury, as of June 30, 2016 and December 31, 2015, respectively	46	43
Treasury stock at cost (12,420 shares at June 30, 2016 and December 31, 2015)	(329)	(329)
Additional paid-in capital	904,784	812,782
Accumulated deficit	(228,152)	(209,352)
Accumulated other comprehensive loss	(4,711)	(119)
Total stockholders' equity - Acorda Therapeutics, Inc.	671,638	603,025
Noncontrolling interest	9,904	—
Total stockholders' equity	681,542	603,025
Total liabilities and stockholders' equity	$1,346,539	$1,111,294
See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)	Three-month period ended June 30, 2016	Three-month period ended June 30, 2015	Six-month period ended June 30, 2016	Six-month period ended June 30, 2015
Revenues:
Net product revenues	$120,695	$107,565	$230,842	$201,064
Royalty revenues	4,499	3,878	7,990	7,966
License revenue	2,264	2,264	4,529	4,529
Total net revenues	127,458	113,707	243,361	213,559

Costs and expenses:
Cost of sales	26,435	22,708	49,621	41,155
Cost of license revenue	159	159	317	317
Research and development	50,293	31,229	94,863	61,865
Selling, general and administrative	62,604	52,819	121,584	101,589
Changes in fair value of acquired contingent consideration	2,000	1,100	8,200	4,200
Total operating expenses	141,491	108,015	274,585	209,126
Operating (loss) income	(14,033)	5,692	(31,224)	4,433
Other (expense) income (net):
Interest and amortization of debt discount expense	(4,033)	(4,010)	(7,757)	(8,061)
Interest income	48	94	263	160
Realized loss on foreign currency transactions	(1,486)	—	(1,495)	—
Other (expense) income	(425)	351	10,026	471
Total other (expense) income (net)	(5,896)	(3,565)	1,037	(7,430)
(Loss) income before taxes	(19,929)	2,127	(30,187)	(2,997)
Benefit from (Provision for) income taxes	972	(1,130)	10,709	909
Net (loss) income	$(18,957)	$997	$(19,478)	$(2,088)
Net loss attributable to non-controlling interest	678	—	678	—
Net (loss) income attributable to Acorda Therapeutics, Inc.	$(18,279)	$997	$(18,800)	$(2,088)

Net (loss) income per share attributable to Acorda Therapeutics, Inc.—basic	$(0.40)	$0.02	$(0.42)	$(0.05)
Net (loss) income per share attributable to Acorda Therapeutics, Inc.—diluted	$(0.40)	$0.02	$(0.42)	$(0.05)
Weighted average common shares outstanding used in computing net (loss) income per share attributable to Acorda Therapeutics, Inc.—basic	45,338	42,085	45,077	42,058
Weighted average common shares outstanding used in computing net (loss) income per share attributable to Acorda Therapeutics, Inc.—diluted	45,338	43,282	45,077	42,058
See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(In thousands)	Three-month period ended June 30, 2016	Three-month period ended June 30, 2015	Six-month period ended June 30, 2016	Six-month period ended June 30, 2015

Net (loss) income	$(18,957)	$997	$(19,478)	$(2,088)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,711)	—	(4,711)	—
Unrealized gains on available for sale securities	—	31	—	14
Reclassification of net losses to net income	—	—	119	—
Other comprehensive (loss) income, net of tax	(4,711)	31	(4,592)	14
Comprehensive (loss) income	$(23,668)	$1,028	$(24,070)	$(2,074)
Other comprehensive (loss) attributable to noncontrolling interest	$(128)	$—	$(128)	$—
See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)	Six-month period ended June 30, 2016	Six-month period ended June 30, 2015
Cash flows from operating activities:
Net loss	$(19,478)	$(2,088)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Share‑based compensation expense	17,432	15,834
Amortization of net premiums and discounts on investments	467	1,434
Amortization of debt discount and debt issuance costs	4,564	4,230
Amortization of revenue interest issuance cost	—	7
Depreciation and amortization expense	9,916	7,491
Change in acquired contingent consideration obligation	8,200	4,200
Realized gain on foreign currency transaction	(10,484)	—
Deferred tax benefit	(11,116)	(909)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(14,328)	2,413
Decrease (increase) in prepaid expenses and other current assets	1,996	(3,845)
Increase in inventory	(19,077)	(22,366)
Decrease in non-current portion of deferred cost of license revenue	317	317
Decrease in other assets	17	17
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	27,217	(2,496)
Decrease in revenue interest liability interest payable	—	(190)
Decrease in non-current portion of deferred license revenue	(4,528)	(4,528)
Decrease in deferred product revenue—Zanaflex	—	(1,017)
Decrease (increase) in restricted cash	6,032	(4,504)
Net cash used in operating activities	(2,853)	(6,000)
Cash flows from investing activities:
Purchases of property and equipment	(2,504)	(4,057)
Purchases of intangible assets	(388)	(572)
Acquisitions, net of cash received	(275,100)	—
Purchases of investments	(40,221)	(275,987)
Proceeds from maturities of investments	246,966	174,500
Net cash used in investing activities	(71,247)	(106,116)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	74,051	6,268
Purchase of noncontrolling interest	(14,489)	—
Debt issuance costs	(1,479)	—
Repayments of revenue interest liability	(41)	(125)
Net cash provided by financing activities	58,042	6,143
Effect of exchange rate changes on cash and cash equivalents	254	—
Net decrease in cash and cash equivalents	(15,804)	(105,973)
Cash and cash equivalents at beginning of period	153,204	182,170
Cash and cash equivalents at end of period	$137,400	$76,197
Supplemental disclosure:
Cash paid for interest	3,040	3,986
Cash paid for taxes	2,578	1,323

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
(1) Organization and Business Activities
Acorda Therapeutics, Inc. ("Acorda" or the "Company") is a biotechnology company focused on developing therapies that restore function and improve the lives of people with neurological disorders.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management's opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events through the date of this filing.  Operating results for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  When used in these notes, the terms "Acorda" or "the Company" mean Acorda Therapeutics, Inc.  The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Certain reclassifications were made to prior period amounts in the interim consolidated financial statements and accompanying notes to conform with the current presentation.
(2) Summary of Significant Accounting Policies
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015.  As of June 30, 2016, with the exception of the addition of our policy on translation of foreign currency, the modification of our policy on segment and geographic information to reflect sales of Selincro and the adoption of ASU 2015-03, "Interest – Imputation of Interest" (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), in the three-month period ended March 31, 2016, our critical accounting policies have not changed materially from December 31, 2015.
Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company's foreign subsidiary, Biotie, are translated into United States dollars using the period-end exchange rate; and income and expense items are translated using the average exchange rate during the period from the acquisition date through the period end date; and equity transactions are translated at historical rates. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations.
Translation of amounts from Euro into US Dollar has been made at the following exchange rates:

As of and for the Period Ended
Exchange rates	June 30, 2016
Period end EUR: USD exchange rate	1.11
Average period EUR: USD exchange rate	1.13

Segment and Geographic Information
The Company is managed and operated as one business which is focused on the identification, development and commercialization of novel therapies to improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported to date are derived from the sales of Ampyra, Zanaflex and Qutenza in the U.S.  Net product revenues reported to date are also derived from sales of Selincro in Europe from the acquisition date of April 18, 2016.
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
On August 2, 2016, the Company entered into a settlement agreement with Alkem Laboratories Ltd. and Ascend Laboratories, LLC (collectively "Alkem") to resolve pending patent litigation brought by the Company against Alkem involving Ampyra® (dalfampridine) Extended-Release Tablets.  The pending patent litigation was filed by the Company in the U.S. District Court for the District of Delaware in response to Alkem's submission of an Abbreviated New Drug Application ("ANDA") to the U.S. Food and Drug Administration ("FDA"), seeking marketing approval for a generic version of Ampyra.  As a result of the settlement agreement, Alkem will be permitted to market a generic version of Ampyra in the United States at a specified date in 2027, or potentially earlier under certain circumstances.
Recently Issued / Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Interest – Imputation of Interest" (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset.  ASU-2015-03 is effective for fiscal years and interim periods therein beginning after December 15, 2015, with early adoption permitted.  The Company adopted this guidance retrospectively effective in the three-month period ended March 31, 2016.  The impact of the adoption of this guidance on the Company's consolidated balance sheet as of December 31, 2015 was a reclassification of approximately $5.0 million representing the unamortized balance of debt issuance costs as of December 31, 2015 from Other Assets to the Convertible Senior Notes liability.

(In thousands)	Balance at December 31, 2015
	Revised Reporting	As Previously Reported
Other assets	$247	$5,296
Convertible notes payable – due 2021	$(290,420)	$(295,469)

In March 2016, the FASB issued Accounting Standards Update 2016-09, "Compensation – Stock Compensation" (Topic 718).  The main objective of this update is to simplify the accounting, and reporting classifications for certain aspects of share-based payment transactions.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company is currently evaluating the new guidance to determine the impact it may have on its financial statements.

(3) Acquisitions
Biotie Therapies Corp.
On April 18, 2016, the Company acquired a controlling interest in Biotie Therapies Corp. ("Biotie") pursuant to a combination agreement entered into in January 2016.  The acquisition of Biotie positions the Company as a leader in Parkinson's disease therapeutic development, with three clinical-stage compounds that have the potential to improve the lives of people with Parkinson's disease.  In accordance with the combination agreement the Company closed a public tender offer for all of Biotie's capital stock, pursuant to which the Company acquired approximately 93% of the fully diluted capital stock of Biotie for a cash purchase price of approximately $350 million.  On May 4, 2016, the Company acquired an additional approximately 4% of Biotie's fully diluted capital stock pursuant to a subsequent public offer to Biotie stockholders that did not tender their shares in the initial tender offer.  The purchase consideration for the subsequent tender offer was approximately $14.5 million.  Accordingly, the Company currently owns approximately 97% of the fully diluted capital stock of Biotie (the "Acquisition").

The Company estimated the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition based on the information currently available.  The valuation of the assets and liabilities is subject to further analysis.  As the Company finalizes the fair values of the assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period and such adjustments could be material.  The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of April 18, 2016:

(In thousands) Cash and cash equivalents	$73,854
Other current assets	2,208
Other long-term assets	4,962
Intangible assets (indefinite-lived)	260,500
Intangible assets (definite-lived)	65,000
Current liabilities	(17,547)
Deferred taxes	(89,038)
Other long-term liabilities	(26,715)
Fair value of assets and liabilities acquired	273,224
Goodwill	102,676
Total purchase price	375,900
Less: Noncontrolling interests	(25,736)
Purchase consideration on date of acquisition	$350,164

The Company accounted for the Acquisition as a business combination using the acquisition method of accounting.  Under the acquisition method of accounting, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of acquisition.  The Company incurred approximately $17.3 million of acquisition related expenses to date.  For the three and six-month periods ended June 30, 2016, the Company incurred approximately $7.2 million and $9.5 million, respectively, in acquisition related expenses, all of which were expensed and included in selling, general and administrative expenses in the consolidated statements of operations.  The results of Biotie's operations have been included in the consolidated statements of operations from the acquisition date of April 18, 2016.
The definite-lived intangible asset will be amortized on a straight line basis over the period in which the Company expects to receive economic benefit and will be reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable.
The fair value of the IPR&D will be capitalized as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until disposition of the assets or completion or abandonment of the associated research and development efforts.  Accordingly, during the development period after the completion of the acquisition, these assets will not be amortized into earnings; rather, these assets will be subject to periodic impairment testing.  Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined and the assets will be considered definite-lived intangible assets and amortized over their expected useful lives.
Goodwill is calculated as the excess of the purchase price and the noncontrolling interest over the estimated fair value of the assets acquired and liabilities assumed.  The goodwill recorded is primarily related to establishing a deferred tax liability for the IPR&D intangible assets which have no tax basis and, therefore, will not result in a future tax deduction.  None of the goodwill is deductible for tax purposes.
The revenue of Biotie included in the consolidated statements of operations as of June 30, 2016 was $0.8 million.  The net loss of Biotie included in the consolidated statements of operations as of June 30, 2016 was $14.8 million.
Noncontrolling Interests
The fair value of the noncontrolling interest is comprised of the fair value of Biotie's equity interests not acquired by the Company.  The fair value of the noncontrolling interest was determined by quoted market price, which is considered to be a Level 1 input under the fair value measurements and disclosure guidance.  The noncontrolling interest in Biotie is presented as permanent equity in the Company's consolidated balance sheet.  Noncontrolling interests are generally adjusted for the net income or loss and other comprehensive income or loss attributable to the noncontrolling shareholders and any additional acquisition of noncontrolling interests.
Activity attributable to stockholders' equity - Acorda and noncontrolling interests for the six-month period ended June 30, 2016 is as follows:

(In thousands)	Stockholders' Equity Acorda	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2015	$603,025	$—	$603,025
Net loss	(18,800)	(678)	(19,478)
Other comprehensive loss	(4,592)	(128)	(4,720)
Noncontrolling interest at date of acquisition	—	25,736	25,736
Purchase of noncontrolling interest	537	(15,026)	(14,489)
Private Placement, net of issuance costs	72,094	—	72,094
Stock compensation expense and option exercises	19,374	—	19,374
Balance at June 30, 2016	$671,638	$9,904	$681,542

Financial Instruments

The Company does not enter into hedging transactions in the normal course of business.  However, as a result of the Biotie acquisition which was completed in Euros, the Company was exposed to fluctuations in exchange rates between the U.S. dollar and the Euro until the completion of the transaction.  To mitigate this risk, the Company entered into foreign currency options to limit its exposure to fluctuations in exchange rates between the U.S. dollar and the Euro until the transaction was completed.  The Company recorded the fair value of the options on its balance sheet.  As of May 2, 2016, there were no remaining foreign currency options outstanding.  The Company currently owns approximately 97% of the fully diluted capital stock of Biotie, therefore, the risk of exposure to fluctuations in exchange rates between the U.S. dollar and the Euro is no longer material to the Company.
As of June 30, 2016, the Company had a realized gain on the foreign currency options of approximately $9.9 million, which is included in other income in the consolidated statements of operations.

Pro-Forma Financial Information Associated with the Biotie Acquisition (Unaudited)
The following table summarizes certain supplemental pro forma financial information for the three and six-month periods ended June 30, 2016 and 2015 as if the Acquisition had occurred as of January 1, 2015.  The unaudited pro forma financial information for the three and six months ended June 30, 2016 reflects (i) the net impact to amortization expense based on the fair value adjustments to the intangibles assets; (ii) the impact to operations resulting from the reversal of transaction costs related to the Acquisition; (iii) the impact to operations resulting from the reversal of the unrealized and realized gains on the foreign currency option; (iv) the impact to interest expense based on the fair value adjustments to the debt acquired from Biotie; (v) the tax effects of those adjustments; and (vi) the net loss attributable to the noncontrolling interests resulting from the Acquisition.

The unaudited pro forma financial information for the three and six-month periods ended June 30, 2015 reflects (i) the net impact to amortization expense based on the fair value adjustments to the intangible assets acquired from Biotie; (ii) the impact to interest expense based on the fair value adjustments to the debt acquired from Biotie; and (iii) the net loss attributable to the noncontrolling interests resulting from the Acquisition, and the related tax effects of those adjustments.

	Three-month		Six-month
	period ended		period ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Revenues	$127,675	$115,178	$244,419	$216,016
Loss from continuing operations attributable to Acorda	$(25,085)	$(11,058)	$(43,177)	$(22,996)

(4) Intangible Assets and Goodwill
Intangible Assets
In connection with the acquisition of Biotie (Note 3), the Company acquired global rights to tozadenant, SYN-120, and BTT-1023.  Tozadenant is an oral adenosine A2a receptor antagonist currently in Phase 3 development as an adjunctive treatment to levodopa in Parkinson's disease patients to reduce OFF time.  SYN-120 is an oral, dual antagonist with the potential to facilitate pro-cognitive and antipsychotic activities for patients with neurodegenerative diseases, such as Parkinson's and Alzheimer's.  BTT-1023 is a fully human monoclonal antibody which targets vascular adhesion for the potential treatment of inflammatory/fibrotic disease, such as rheumatoid arthritis and psoriasis.  The Company also acquired rights to Selincro, an orally administered drug used for the treatment of alcohol dependence.  Selincro received European Medicines Agency approval in 2013 and is currently marketed across Europe by Biotie's partner H. Lundbeck A/S, a Danish pharmaceutical company.
In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the transaction to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition.  The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts.  The Company classified the fair value of Selincro as a definite lived intangible asset.  The fair value assigned to Selincro will be amortized over the estimated remaining useful life of 7 years.  The value allocated to the indefinite lived intangible assets was $260.5 million.  The value allocated to Selincro was $65 million.

Information regarding intangible assets is as follows:
		June 30, 2016				December 31, 2015
(Dollars In thousands)	Estimated Remaining Useful Lives (Years)	Cost	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
In-process research & development (1)	Indefinite-lived	$683,500	$-	$(586)	$682,914	$423,000	$-	$423,000
Selincro	7	65,000	(1,935)	(1,115)	61,950	-	-	-
Ampyra milestones	11	5,750	(2,529)	-	3,221	5,750	(2,380)	3,370
Ampyra CSRO royalty buyout	4	3,000	(1,962)	-	1,038	3,000	(1,817)	1,183
Website development costs	3	12,705	(10,657)	-	2,048	12,504	(9,467)	3,037
Website development costs – in process	n/a	353	-	-	353	266	-	266
		$770,308	$(17,083)	$(1,701)	$751,524	$444,520	$(13,664)	$430,856

(1)	Includes the fair values of: CVT-301: $423.0 million; tozadenant: $232.0 million; SYN-120: $24.2 million and BTT-1023: $4.3 million
The Company recorded $2.6 million and $3.4 million in amortization expense related to these intangibles assets during the three and six-month periods ended June 30, 2016, respectively.  The Company recorded $0.8 million and $1.6 million in amortization expense related to these intangibles assets during the three and six months ended June 30, 2015.
Estimated future amortization expense for intangible assets subsequent to June 30, 2016 is as follows:
(In thousands)
2016	$5,640
2017	10,868
2018	10,172
2019	9,924
2020	9,602
Thereafter	23,166
$69,372

Goodwill
Changes in the carrying amount of goodwill were as follows:
In thousands Balance at December 31, 2015	$183,636
Goodwill associated with the acquisition of Biotie Therapies	102,676
Foreign currency translation adjustment	(1,808)
Balance at June 30, 2016	$284,504

(5) Share-based Compensation
During the three‑month periods ended June 30, 2016 and 2015, the Company recognized share-based compensation expense of $9.3 million and $8.7 million, respectively.  During the six-month periods ended June 30, 2016 and 2015, the Company recognized share-based compensation expense of $17.4 million and $15.8 million.  Activity in options and restricted stock during the six-month period ended June 30, 2016 and related balances outstanding as of that date are reflected below.  The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2016 and 2015 were approximately $11.92 and $13.83, respectively.  The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2016 and 2015 were approximately $13.91 and $15.97, respectively.
The following table summarizes share-based compensation expense included within the consolidated statements of operations:
	For the three-month		For the six-month
	period ended June 30,		period ended June 30,
(In millions)	2016	2015	2016	2015

Research and development	$2.6	$2.2	$4.7	$4.0
Selling, general and administrative	6.7	6.5	12.7	11.8
Total	$9.3	$8.7	$17.4	$15.8
A summary of share-based compensation activity for the six-month period ended June 30, 2016 is presented below:
Stock Option Activity
	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2016	8,223	$30.97
Granted	1,555	32.55
Cancelled	(256)	35.37
Exercised	(111)	17.67
Balance at June 30, 2016	9,411	$31.27	6.7	$6,766
Vested and expected to vest at June 30, 2016	9,295	$31.24	6.7	$6,765
Vested and exercisable at June 30, 2016	5,724	$29.40	5.3	$6,755
Restricted Stock Activity
(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2016	441
Granted	609
Vested	(18)
Forfeited	(179)
Nonvested at June 30, 2016	853

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of June 30, 2016 totaled $72.6 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

(6) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2016 and 2015:
(In thousands, except per share data)	Three-month period ended June 30, 2016	Three-month period ended June 30, 2015	Six-month period ended June 30, 2016	Six-month period ended June 30, 2015
Basic and diluted
Net (loss) income	$(18,279)	$997	$(18,800)	$(2,088)
Weighted average common shares outstanding used in computing net (loss) income per share—basic	45,338	42,085	45,077	42,058
Plus: net effect of dilutive stock options and restricted common shares	—	1,197	—	—
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	45,338	43,282	45,077	42,058
Net (loss) income per share—basic	$(0.40)	$0.02	$(0.42)	$(0.05)
Net (loss) income per share—diluted	$(0.40)	$0.02	$(0.42)	$(0.05)

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities.  The Company's stock options and unvested shares of restricted common stock could have the most significant impact on diluted shares.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company's common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.
The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:
(In thousands)	Three-month period ended June 30, 2016	Three-month period ended June 30, 2015	Six-month period ended June 30, 2016	Six-month period ended June 30, 2015
Denominator
Stock options and restricted common shares	7,502	5,406	7,536	3,974
Convertible note – Saints Capital	10	19	10	19

Additionally, the impact of the convertible debt and the impact of the convertible capital loan assumed from Biotie were determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three and six-month periods ended June 30, 2016 and 2015.

(7) Income Taxes
The Company's effective income tax rate differs from the U.S. statutory rate principally due to state taxes, foreign taxes related to the Company's Puerto Rico operations, Federal research and development tax credits, jurisdictions with pretax losses from the acquisition of Biotie for which no tax benefit can be recognized and certain other permanent tax items.  The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.
For the three-month periods ended June 30, 2016 and 2015, the Company recorded a $1.0 million benefit and $1.1 million provision from income taxes, respectively.  The effective income tax rates for the Company for the three-month periods ended June 30, 2016 and 2015 were 4.9% and 53.0%, respectively.  The variance in the effective tax rates for the three-month period ended June 30, 2016 as compared to the three-month period ended June 30, 2015 was due primarily to valuation allowance recorded on jurisdictions with pretax losses from the acquisition of Biotie during  three-month period ended June 30, 2016 for which no tax benefit can be recognized partially offset by the Company being able to receive a benefit in 2016 for the Federal research and development tax credits as a result of passed legislation making the tax credit permanent.  The Company was not able to benefit from the Federal research and development tax credits for the three-month period ended June 30, 2015, however, the Company was able to receive the benefit for this tax credit in the effective tax rate at December 31, 2015.
For the six-month periods ended June 30, 2016 and 2015, the Company recorded a $10.7 million benefit and $0.9 million benefit for income taxes, respectively.  The effective income tax rates for the Company for the six-month periods ended June 30, 2016 and 2015 were 35.5% and 30.0%, respectively.  The variance in the effective tax rates for the six-month period ended June 30, 2016 as compared to the six-month period ended June 30, 2015 was due primarily to the valuation allowance recorded on jurisdictions with pretax losses from the acquisition of Biotie during the six-month period ended June 30, 2016 for which no tax benefit can be recognized, partially offset by the Company being able to receive a benefit in 2016 for the Federal research and development tax credits as a result of passed legislation making the tax credit permanent.  The Company was not able to benefit from the Federal research and development tax credits for the three-month period ending June 30, 2015, however, the Company was able to receive the benefit for this tax credit in the effective tax rate at December 31, 2015.

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
(8) Fair Value Measurements
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves.  Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.  The Company's Level 1 assets consist of time deposits, money market funds and investments in a Treasury money market fund and the Company's Level 2 assets consist of  high-quality government bonds that are valued using observable market prices.  The Company's Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach.  No changes in valuation techniques occurred during the three or six-month periods ended June 30, 2016.  The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2016, except for the fair value of the Company's convertible senior notes, which was approximately $283.4 million as of June 30, 2016.  The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
June 30, 2016
Assets Carried at Fair Value:
Cash equivalents	$28,976	$—	$—

Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	71,700

December 31, 2015
Assets Carried at Fair Value:
Cash equivalents	$70,504	$13,009	$—
Short-term investments	—	200,101	—

Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	63,500

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.
Acquired contingent consideration
(In thousands)	Three-month period ended June 30, 2016	Three-month period ended June 30, 2015	Six-month period ended June 30, 2016	Six-month period ended June 30, 2015
Acquired contingent consideration:
Balance, beginning of period	$69,700	$55,700	$63,500	$52,600
Fair value change to contingent consideration (unrealized) included in the statement of operations	2,000	1,100	8,200	4,200
Balance, end of period	$71,700	$56,800	$71,700	$56,800

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from CVT-301, a phase 3 candidate for the treatment of OFF periods of Parkinson's disease and CVT-427, a Phase I candidate.  CVT-427 is an inhaled triptan intended for acute treatment of migraine using the ARCUS delivery system.  Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied.  Some of the more significant assumptions made in the valuation include (i) the estimated CVT-301 and CVT 427 revenue forecasts, (ii) probabilities of success, and (iii) discount periods and rate.  The probability of achievement of revenue milestones ranged from 43.9% to 70% with milestone payment outcomes ranging from $0 to $54 million in the aggregate for CVT-301 and CVT-427.  The valuation is performed quarterly.  Gains and losses are included in the statement of operations.  For the three and six-month periods ended June 30, 2016, changes in the fair value of the acquired contingent consideration were due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions.
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
(9) Investments

The Company held no short-term available-for-sale debt securities at June 30, 2016 as compared to $200.1 million at December 31, 2015 as these investments were either sold or matured during the three-month period ended March 31, 2016 to facilitate the Biotie acquisition.  The contractual maturities of available-for-sale debt securities held at December 31, 2015 were greater than 3 months but less than 1 year.
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses		Estimated fair value
June 30, 2016
U.S. Treasury bonds	$—	$—	$	(—)	$—
December 31, 2015
U.S. Treasury bonds	200,244	—		(143)	200,101
Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $29.0 million and $83.5 million as of June 30, 2016 and December 31, 2015, respectively.

Unrealized holding gains and losses are reported within accumulated other comprehensive (loss) (AOCI) in the statements of comprehensive income.  The changes in AOCI associated with the unrealized holding (losses) on available-for-sale investments during the six-month period ended June 30, 2016, were as follows (in thousands):
(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2015	$(119)
Other comprehensive loss before reclassifications:	—
Amounts reclassified from accumulated other comprehensive loss	119
Net current period other comprehensive income	119
Balance at June 30, 2016	$—

(10) Debt Obligations
Asset Based Loan
On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders (the "Administrative Agent").
The Credit Agreement provides the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million.  Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable, inventory and equipment of the Company and certain of its U.S. subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the Administrative Agent at its discretion (not to be exercised unreasonably).  Based on the Company's eligible accounts receivable and inventory and other components of the borrowing base, the availability under the facility was approximately $60 million as of June 30, 2016.
Amounts drawn under the facility will bear interest, at the Company's option, at (i) an alternate base rate (the highest of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 0.5%, and (c) the LIBOR rate (adjusted for statutory reserve requirements for eurocurrency liabilities) plus 1%) plus 1.5%, or (ii) the LIBOR rate (adjusted for statutory reserve requirements for eurocurrency liabilities) plus 2.5%.  The facility is subject to an annual commitment fee of either 0.375% or 0.50%, depending on the amounts already drawn under the facility. As of June 30, 2016, there were no amounts drawn under the facility.

The Company's obligations under the facility are guaranteed by its U.S. subsidiaries (other than its U.S. subsidiary of Biotie Therapies Oyj).  The Company's obligations under the facility and its subsidiaries' obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

•	U.S. accounts receivable, inventory and manufacturing equipment;
•
Equity interests in the Company's U.S. subsidiaries (other than its U.S. subsidiary of Biotie Therapies Oyj) and up to 65% of the voting equity interests of its directly owned foreign subsidiaries; and

•	Substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property (other than intellectual property related to Ampyra).
The facility contains certain covenants that, among other things, limit the Company's ability and the ability of certain of its subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on future liens and incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate or merge.  These covenants are subject to significant exceptions and qualifications.  In addition, the Company will not be permitted to allow its ratio of (a) EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges to be less than 1.10 to 1.00 on a trailing four quarter basis as of the end of any fiscal quarter during any period.
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse effect on the Company's business or financial condition since December 31, 2015.  The facility also has customary defaults, including a cross-default to material indebtedness of the Company and its subsidiaries.  The Administrative Agent may declare any outstanding obligations under the facility immediately due and payable upon the occurrence, and during the continuance, of an event of default.  In addition, any outstanding obligations under the facility will be immediately due and payable in the event that the Company or certain of its subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law.
Biotie Debt Obligations
As a result of the acquisition of Biotie, the Company consolidated the outstanding debt obligations of Biotie.  As of June 30, 2016, the following debt obligations remained outstanding:
Non-convertible Capital Loans
Non-convertible capital loans ("Tekes Loans") granted by Tekes, a Finnish Funding Agency for Technology and Innovation, with an acquisition-date fair value of $24.4 million (€21.6 million) and a carrying value of $24.2 million as of June 30, 2016.  The Tekes Loans are comprised of fourteen non-convertible loans granted by Tekes.  The maturity dates for the Tekes Loans range from eight to ten years.  These loans bear interest based on the greater of 3% or the base rate set by the Finland's Ministry of Finance minus one (1) percentage point.  According to certain terms and conditions of the Tekes Loans, Biotie may repay the principal amounts of these loans and the accrued and unpaid interest only if the restricted equity of Biotie, including its consolidated subsidiaries is positive (fully covered).
Convertible Capital Loan
Convertible capital loan issued to certain shareholders and venture capital organizations with an acquisition-date fair value of $6 million (€5.3 million) and a carrying value of $5.9 million as of June 30, 2016.  The loan bears cash interest at a rate of 10% per annum, payable annually each year.  The convertible capital loan is subject to certain terms and restrictive conditions as it relates to interest payments and repayment of the loan.  The loan will yield interest from the fiscal years in which the financial statements do not present sufficient funds available for profit distribution; however, interest on the loan may be paid if Biotie, including its subsidiaries, has sufficient funds for profit distribution as of the most recently ended fiscal year.  The loan may be repaid only if the restricted equity of Biotie, including its consolidated subsidiaries, for the last financial period is sufficient to repay the loan.  Pursuant to the terms of the loan agreement, the loan is convertible at any time at the option of the holders into 828,000 common shares of Biotie.  The conversion rates for the loan are €1.8688 per share for 540,000 of the shares and €2.3359 for the remaining 288,000 of the shares.
Research and Development Loans
Research and Development Loans ("R&D Loans") granted by Tekes with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $2.9 million as of June 30, 2016.  The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland's Ministry of Finance minus three (3) percentage points.  The repayment of these loans shall be initiated after five years, thereafter the loan principal shall be paid in equal installments over a 5 year period.

(11) Commitments and Contingencies
The Company's long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, the Company is required to make payments for the manufacture and supply of its clinical and approved products.  The Company's major outstanding contractual obligations are for payments related to its convertible notes, capital loans, facility leases and commitments to purchase inventory.  In connection with the acquisition of Biotie, the Company's long-term contractual obligations include certain operating leases of Biotie.  The following table summarizes the contractual obligations at June 30, 2016 and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods:
	Payments due by period (1)(9)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible Senior Notes (2)	$374,575	$6,038	$12,075	$356,462
Convertible note payable (3)	1,144	1,144	—	—
Capital loans (4) (6)	19,987	—	—	—
Research and development loans (5) (6)	2,987	597	1,195	1,195
Operating leases (7)	30,434	6,192	12,330	11,912
Inventory purchase commitments (8)	30,484	30,484	—	—
Total	$459,611	$44,455	$25,600	$369,569

__________________________

(1)	Excludes a liability for uncertain tax positions totaling $6.5 million. This liability has been excluded because the Company cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.
(2)	Represents the future payments of principal and interest to be made on the Convertible Senior Notes issued in June 2014 and due in 2021.
(3)	Represents the remaining annual payment of principal and interest to be made on the convertible note payable to Saints Capital.
(4)	Represents payments for the convertible and non-convertible capital loans. The convertible capital loan and the non-convertible capital loans have a stated maturity of less than one year. However, the repayment of these loans and payment of accrued interest thereon are governed by a restrictive condition, according to which the loan principal must only be repaid if Biotie's consolidated restricted equity is fully covered. Accrued interest must only be paid if Biotie, including its subsidiaries, has sufficient funds for profit distribution as of the most recently ended fiscal year. Interest accrues in the interim.
(5)	Represents the future principal payments on the R&D loans acquired from Biotie.
(6)	The amounts do not include interest costs at the loans' applicable interest rates.
(7)	Represents payments for the operating leases of the Company's Ardsley, NY headquarters, the Company's manufacturing facility in Chelsea, MA, Biotie's headquarters at Turku, Finland, and Biotie's clinical operations in South San Francisco, CA.
(8)	Represents Ampyra, Zanaflex, and Qutenza inventory commitments. The Ampyra inventory commitment is an estimate as the price paid for Ampyra inventory is based on a percentage of the net product sales during the quarter Alkermes ships inventory to us. Under our supply agreement with Alkermes, we provide Alkermes with monthly written 18-month forecasts, and with annual written five-year forecasts for our supply requirements of Ampyra and two-year forecasts for our supply requirements of Zanaflex Capsules. In each of the five months for Zanaflex and three months for Ampyra following the submission of our written 18-month forecast we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less. We have agreed to purchase at least 75% of our annual requirements of Ampyra from Alkermes, unless Alkermes is unable or unwilling to meet its requirements, for a percentage of net product sales and the quantity of product shipped by Alkermes to us.

(9)	Pursuant to the UCB Termination and Transition Agreement, Biotie is required to pay up to $4.3 million (€ 3.9 million) to UCB. The amount that will be paid will be determined based on a percentage of future consideration Biotie will receive from tozadenant. The liability is excluded as the Company cannot currently estimate the period in which the liability will be payable, if ever.
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

Operating Leases
Biotie Leases

In connection with the acquisition of Biotie, the Company assumed two existing leases in Turku, Finland and South San Francisco.  The lease for Biotie's headquarters in Turku, Finland, was entered into on June 27, 2013.  This lease will expire in November 2016, after which Biotie may extend the lease for an additional six months.  The lease provides for monthly rent payments during the lease term.  On August 20, 2013, Biotie entered into a 60-month lease for its clinical space located in South San Francisco.  This lease provides for monthly rent payments during the lease term.  This lease will expire in December 2018.
Future minimum commitments under all non-cancelable operating leases subsequent to June 30, 2016 are as follows:
(In thousands)
2016	$3,130
2017	6,180
2018	6,337
2019	5,811
2020	5,956
Later years	18,176
$45,590

Rent expense under these operating leases during the three and six-month periods ended June 30, 2016, was approximately $1.5 million, and $2.9 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
Background

We are a biotechnology company focused on developing therapies that restore function and improve the lives of people with neurological disorders.  We market three FDA-approved therapies, including Ampyra (dalfampridine) Extended Release Tablets, 10 mg, a treatment to improve walking in patients with multiple sclerosis, or MS, as demonstrated by an increase in walking speed.  We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson's disease, post-stroke walking difficulties, migraine, and MS.
Biotie Acquisition
In January 2016, we announced that we had entered into a combination agreement to acquire Biotie Therapies Corp.  In accordance with the combination agreement, on April 18, 2016, we closed a public tender offer for all of Biotie's capital stock, pursuant to which we acquired approximately 93% of the fully diluted capital stock of Biotie.  On May 4, 2016, we acquired another approximately 4% of Biotie's fully diluted capital stock pursuant to a subsequent public offer to Biotie stockholders that did not tender their shares in the initial tender offer.  Accordingly, we currently own approximately 97% of the fully diluted capital stock of Biotie.  We intend to acquire all remaining shares of Biotie capital stock that have not been tendered to us pursuant to compulsory redemption proceedings under Finnish law that we initiated in April 2016.  We expect to complete the acquisition of 100% of Biotie pursuant to these compulsory redemption proceedings in the second half of 2016.
Subject to completion of the acquisition, as described above, we will obtain worldwide rights to tozadenant, an oral adenosine A2a receptor antagonist currently in Phase 3 development as an adjunctive treatment to levodopa in Parkinson's disease patients to reduce OFF time.  A2a receptor antagonists have the potential to be the first new class of drug for Parkinson's disease in over 20 years.  We believe that tozadenant will be complementary to our other Phase 3 product for Parkinson's disease, CVT-301, because while tozadenant is aimed at reducing overall OFF time, CVT-301 is aimed at rapid improvement of OFF periods when they occur.  We project that, if approved, tozadenant could generate peak annual U.S. net revenue of more than $400 million.  Further expanding our pipeline, when we complete the acquisition we will also obtain global rights to SYN-120, an oral, 5-HT6/5-HT2A dual receptor antagonist for Parkinson's-related dementia, in Phase 2 development with support from the Michael J. Fox Foundation.  Also, Biotie receives double digit royalties from sales of Selincro, a European Medicines Agency (EMA)-approved orally administered therapy for alcohol dependence therapy.  Selincro has been introduced across Europe by Biotie's partner, H. Lundbeck A/S, a Danish pharmaceutical company specializing in central nervous system products.  Selincro is not approved for use in the U.S. and is not under development for use in the U.S.
2016 Financing Transactions
Concurrently with the announcement of the Biotie transaction described above, we announced two separate financing transactions.  The first was a private placement of 2,250,900 shares of our common stock for an aggregate purchase price of approximately $75 million.  We paid discounts and commissions of $2,250,900 in connection with the private placement, which settled on January 26, 2016.  We used the net proceeds from the private placement to fund, in part, the Biotie acquisition.  We also announced a commitment from JPMorgan Chase, N.A. for an asset-based credit facility for up to $60 million, which we entered into on June 1, 2016.  Availability under the facility is subject to a borrowing base, which is based on our and certain of our U.S. subsidiaries' eligible accounts receivable, inventory and equipment, after adjusting for customary factors that are subject to modification from time to time by the administrative agent under the facility at its discretion (not to be exercised unreasonably).  Based on our eligible accounts receivable and inventory and other components of the borrowing base, the availability under the facility was approximately $60 million as of June 30, 2016.

Ampyra
General
Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS.  To our knowledge, Ampyra is the first and only drug approved for this indication.  Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the U.S. in March 2010.  Net revenue for Ampyra was $122.1 million for the three-months ended June 30, 2016 and $105.5 million for the three-months ended June 30, 2015.
Since the March 2010 launch of Ampyra, more than 110,000 people with MS in the U.S. have tried Ampyra.   We believe that Ampyra is increasingly considered by many neurologists a standard of care to improve walking in people with MS.  As of March 1, 2016, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates exclude patients who started Ampyra through our 60 day free trial program.  Our 60 day free trial program provides eligible patients with two months of Ampyra at no cost.  During 2015, on average more than 70% of new Ampyra patients were enrolled in our 60 day free trial program.  The program is in its fifth year, and data show that participants in the 60 day free trial program have higher compliance and persistency rates over time compared to patients that are not in the program.  Approximately 50% of patients who initiate Ampyra therapy with the 60 day free trial program convert to paid prescriptions.
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
Ampyra is distributed in the U.S. exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies.  All of these customers are contractually obligated to hold no more than an agreed number of days of inventory, ranging from 10 to 30 calendar days.
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
Three of the largest national health plans in the U.S. – Aetna, Cigna and United Healthcare – have listed Ampyra on their commercial formulary.  Approximately 75% of insured individuals in the U.S. continue to have no or limited prior authorizations, or PA's, for Ampyra.  We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test.  The access figure is calculated based on the number of pharmacy lives reported by health plans.
License and Collaboration Agreement with Biogen
Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009.  Fampyra has been approved in a number of countries across Europe, Asia and the Americas.  Biogen anticipates making Fampyra available in additional markets in 2016.  Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones.  We received a $25 million milestone payment from Biogen in 2011, which was triggered by Biogen's receipt of conditional approval from the European

Commission for Fampyra.  The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters.
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

•
The second is U.S. Patent No. 5,540,938, the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS.  In April 2013, this patent received a five year patent term extension under the patent restoration provisions of the Hatch-Waxman Act.  With a five year patent term extension, this patent will expire in 2018.  We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan's Drug Technologies business).

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
In 2011, the European Patent Office, or EPO, granted EP 1732548, with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine (known under the trade name Fampyra in the European Union), to increase walking speed.  In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent.  We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice-daily dosing at 10 mg.  Both Synthon B.V. and neuraxpharm Arzneimittel GmBH have appealed the decision.  In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC EHF filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent.  On February 24, 2016, the EPO Opposition Division rendered a decision that revoked the EP 2377536 patent.  We believe the claims of this patent are valid and we have appealed the decision.  Both European patents, if upheld as valid, are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines.  Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in 2021.
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
Research & Development Programs
We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson's disease,  post-stroke walking difficulties, migraine, and MS.  Our pipeline includes the programs described below as well as the programs we are acquiring with Biotie described above.
CVT-301, CVT-427 and ARCUS Technology
We acquired CVT-301 in October 2014 with our acquisition of Civitas Therapeutics, Inc.  CVT-301 is a Phase 3 inhaled formulation of levodopa, or L-dopa, for the treatment of OFF periods in Parkinson's disease.  Parkinson's disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine.  The disease is characterized by symptoms such as impaired ability to move, muscle stiffness and tremor.  The standard of care for the treatment of Parkinson's disease is oral levodopa (L-dopa), but there are significant challenges in creating a dosing regimen that consistently maintains therapeutic effects as Parkinson's disease progresses.  The re-emergence of symptoms is referred to as an OFF period, and despite optimized regimens with current therapeutic options and strategies, OFF periods remain one of the most challenging aspects of the disease.
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
In December 2014, we announced that the first patient was enrolled in a Phase 3 study of CVT-301 for the treatment of OFF periods in Parkinson's disease.  The last patient out of the efficacy trial is expected by the end of 2016 and data is expected in the first quarter of 2017.  Our goal to file a new drug application, or NDA, in the U.S. by the end of the first quarter of 2017 dependent on the timing of the last patient out of the trial.  We expect that the NDA will be filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®.  Based on Civitas's interactions with the FDA, we believe a single Phase 3 efficacy study will be needed for filing an NDA, supported by existing Phase 2b data.  A separate long-term safety study is also required and is ongoing.  We are projecting that, if approved, annual peak net revenue of CVT-301 in the U.S. alone could exceed $500 million.
In June 2015, we presented data from a Phase 2b clinical trial of CVT-301 at the 19th International Congress of Parkinson's Disease and Movement Disorders (MDS).  The data showed that patients experiencing an OFF period, treated with CVT-301, experienced significantly greater improvements in motor function than patients treated with an inhaled placebo; the difference in improvement was already apparent 10 minutes after dosing and was durable for at least an hour, the longest time point at which patients were measured.  In April 2016, data from this clinical trial were one of six platform presentations highlighted during the Movement Disorders Invited Science Session at the 68th Annual Meeting of the American Academy of Neurology.  In June 2016, data from this clinical trial was also presented in three posters during the 20th International Congress of Parkinson's Disease and Movement Disorders (MDS).
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

In December 2015, we initiated and completed a Phase 1 safety/tolerability and pharmacokinetic clinical trial of CVT-427 for acute treatment of migraine.  Based on initial study analyses, we are planning to advance the development program and are designing protocols for the next studies.  On June 10, 2016, at the 58th Annual Scientific Meeting of the American Headache Society, we presented pharmacokinetic data from the Phase 1 trial which showed that CVT-427 showed increased bioavailability and faster absorption compared to oral and nasal administration of the same active ingredient in healthy adults.  In particular, the data showed that CVT-427 had a median Tmax of about 12 minutes for all dose levels compared to 1.5 hours for the oral tablet and 3.0 hours for the nasal spray.  There were no serious adverse events, dose-limiting toxicities or study discontinuations due to adverse events reported after administration of CVT-427.  The most commonly reported treatment-emergent adverse events were cough, chest discomfort, headache, and feeling hot.  Apart from cough, single dose CVT-427 tolerability was generally consistent with the known safety profile of zolmitriptan.  We are planning to initiate a special population study to evaluate safe inhalation in patients with asthma and in smokers in the second half of 2016, and to advance the program into Phase 2 in 2017.

Plumiaz
Plumiaz is a proprietary nasal spray formulation of diazepam, for the treatment of people with epilepsy currently on stable regimens of antiepileptic drugs (AEDs) who experience bouts of increased seizure activity, also known as seizure clusters or acute repetitive seizures.  In 2013, we submitted a New Drug Application, or NDA, for Plumiaz to the FDA.  In May 2014, the FDA issued a Complete Response Letter, or CRL, for the Plumiaz NDA.  In May 2015, we announced that we completed discussions with the FDA, and thereafter we continued to advance development of Plumiaz.  Based on these discussions, we were conducting three clinical trials for Plumiaz.  However, in May 2016 we announced that we were discontinuing the program because data from these clinical trials did not demonstrate Plumiaz's bioequivalence to Diastat® rectal gel.  Specifically, the data demonstrated unexpectedly lower nasal mucosa absorption of diazepam in persons with epilepsy compared to studies in healthy volunteers.
Ampyra/Dalfampridine Development Programs
We believe there may be potential for dalfampridine to be applied to neurological conditions in addition to MS.  In December 2014, we announced that the first patient was enrolled in a Phase 3 clinical trial evaluating the use of dalfampridine administered twice-daily (BID) to improve walking in people who are suffering from post-stroke walking difficulties (PSWD) after experiencing an ischemic stroke.
We have been exploring a once-daily (QD) formulation of dalfampridine for use in the post-stroke clinical program.   We tested three prototype formulations based on in vitro testing, which did not demonstrate the alcohol dose dumping issue we identified in a prior QD formulation we had been developing.  In March 2016, we completed Phase 1 pharmacokinetic studies for these formulations, and at least one of which met our success criteria.  Data from the Phase 1 multi-dose pharmacokinetic testing for once-daily (QD) dalfampridine are expected in the fourth quarter of 2016.
Given the progress of our development of a once-daily (QD) formulation of dalfampridine, we have made the decision to stop enrollment of the Phase 3 clinical trial and conduct an unblinded analysis of the trial data.  Data are expected in the fourth quarter of 2016, and will be used to inform the design of planned Phase 3 trials.  Subject to positive results from this data and the QD pharmacokinetic results, we are planning to move forward with two concurrent pivotal Phase 3 clinical trials of dalfampridine in PSWD in mid-2017 using a QD formulation.
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
In October 2013, we commenced a second clinical trial of cimaglermin.  This Phase 1b single-infusion trial in people with heart failure is assessing tolerability of three dose levels of cimaglermin, which were tested in the first trial, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  In June 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) (elevated ALT, AST and bilirubin), based on blood test results.  We also received a notification of clinical hold from the FDA following submission of this information, and the trial remains subject to this clinical hold.  The abnormal blood tests resolved within several days, as was the case with the one case of hepatotoxicity reported in the previous Phase 1 study noted above.  The 22 patients who were dosed in the trial will complete the pre-planned one year of follow up.  Outside of the hepatotoxicity case, the safety profile from this trial was consistent with our first Phase 1 trial, but efficacy data was inconclusive which we believe was in part due to the very small number of patients in the trial.  We have ongoing analyses and non-clinical studies to further define the nature of the bilirubin signal.  We have met with the FDA to present analysis of the data from the cimaglermin studies, as well as data from non-clinical studies, as part of our request that the program be removed from clinical hold.
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
Corporate Update

In July, 2016 we announced the appointment of Burkhard Blank, M.D., as our Chief Medical Officer.
Outlook for 2016
Financial Guidance for 2016

We are providing the following guidance with respect to our 2016 financial performance:
•	We expect 2016 net revenue from the sale of Ampyra to range from $475 million to $485 million.

•
Research and development (R&D) expenses in 2016 are expected to range from $195 million to $205 million, excluding share-based compensation charges, a revision from our prior guidance of $165 million to $175 million.  The increase in projected research and development expenses in 2016 is primarily driven by the addition of Biotie's tozadenant Phase 3 development program.

•
Selling, general and administrative (SG&A) expenses in 2016 are expected to range from $195 million to $205 million, excluding share-based compensation charges and transaction expenses related to the Biotie acquisition.  This SG&A guidance reflects the addition of the Biotie operations, offset by reductions in current and projected SG&A expenses.  We set a high priority on managing selling, general and administrative expenses in 2016.

•	We expect to be approximately cash flow neutral for the second half of 2016.

The projected range of R&D and SG&A expenses in 2016 are provided on a non-GAAP basis, both excluding share-based compensation charges and in the case of SG&A expenses excluding Biotie transaction expenses.  Due to the forward looking nature of this information, the amount of compensation charges and benefits needed to reconcile these measures to the most directly comparable GAAP financial measure is dependent on future changes in the market price of our common stock and is not available at this time.  Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP.  However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with actual GAAP results, provide investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock and extraordinary transaction expenses.  We believe these non-GAAP financial measures help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance.  Also, our management uses these non-GAAP financial measures to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Development Pipeline Goals

Our planned goals and key initiatives with respect to our pipeline during 2016 and beyond are as follows:

•
Continue progressing our Phase 3 clinical trial of CVT-301 for the treatment of OFF periods in Parkinson's disease.  The last patient out of the efficacy trial is expected by the end of 2016 and data is expected by the first quarter of 2017.  Our goal is to file a new drug application, or NDA, in the U.S. by the end of the first quarter of 2017 dependent on the timing of the last patient out of the trial.

•
Proceed with an unblinded analysis of clinical trial data from our Phase 3 clinical trial assessing the use of a twice-daily (BID) formulation of dalfampridine as a treatment for post-stroke walking difficulties (PSWD) after experiencing an ischemic stroke.  Data are expected in the fourth quarter of 2016 and will be used to inform the design of planned Phase 3 trials in post-stroke walking difficulties.  Data from the Phase 1 multi-dose pharmacokinetic testing for once-daily (QD) dalfampridine are also expected in the fourth quarter of 2016.  Subject to positive results from the unblinded trial data and the QD pharmacokinetic results, we are planning to move forward with two concurrent pivotal Phase 3 clinical trials of dalfampridine in PSWD in mid-2017 using a QD formulation.

•
Based on initial study analyses of a completed Phase 1 safety/tolerability and pharmacokinetic clinical trial of CVT-427, we are planning to advance the development program and are designing protocols for the next studies.  We are planning to initiate a special population study to evaluate inhalation in patients with asthma and in smokers in the second half of 2016 and to advance the program into Phase 2 in 2017.

•
In June 2015 we announced that we had stopped enrollment in our second clinical trial of cimaglermin based on the occurrence of a case of hepatotoxicity (liver injury) (elevated ALT, AST and bilirubin), based on blood test results.  We also received a notification of clinical hold from the FDA following submission of this information, and the trial remains subject to the clinical hold.  The 22 patients who were dosed in the trial will complete the pre-planned one year of follow up.  Outside of the hepatotoxicity case, the safety profile from this trial was consistent with our first Phase 1 trial, but efficacy data was inconclusive which we believe was in part due to the very small number of patients in the trial.  We have ongoing analyses and non-clinical studies to further define the nature of the bilirubin signal.  We have met with the FDA to present analysis of the data from the cimaglermin studies, as well as data from non-clinical studies, as part of our request that the program be removed from clinical hold.

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

Results of Operations
Three-Month Period Ended June 30, 2016 Compared to June 30, 2015
Net Product Revenues

Ampyra
We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  We recognized net revenue from the sale of Ampyra to these customers of $122.1 million as compared to $105.5 million for the three-month periods ended June 30, 2016 and 2015, respectively, an increase of $16.6 million, or 15.7%.  The net revenue increase was composed of net volume increases of $7.0 million due to greater demand, due in part to the success of certain marketing programs such as our 60 day free trial program and price increases net of discount and allowance adjustments of $9.6 million.  Effective January 1, 2016, we increased our sale price to our customers by 10.95%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates and discounts. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the "donut hole").  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Other Product Revenues

We recognized net revenue from the sale of other products of $(1.4) million for the three-month period ended June 30, 2016, as compared to $2.0 million for the three-month period ended March 31, 2015, a decrease of $3.4 million.  Other product revenues for the three-month period ended June 30, 2016 includes a charge of $3.0 million due to an increase in current and estimated future returns for Zanaflex.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended June 30, 2016 and 2015, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement.  We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $2.7 million and $2.5 million in royalty revenue for the three-month periods ended June 30, 2016 and 2015, respectively, related to ex-U.S. sales of Fampyra by Biogen.

We recognized $1.0 million and $1.4 million in royalty revenue for the three-month periods ended June 30, 2016 and 2015, respectively, related to the authorized generic sale of Zanaflex Capsules.

We recognized $0.8 million in royalty revenue for the period April 18, 2016 through June 30, 2016 related to sales of Selincro.

Cost of Sales

We recorded cost of sales of $26.4 million for the three-month period ended June 30, 2016 as compared to $22.7 million for the three-month period ended June 30, 2015.  Cost of sales for the three-month period ended June 30, 2016 consisted primarily of $20.6 million in inventory costs related to recognized revenues, $2.8 million in royalty fees based on net product shipments and costs related to Biotie of $1.9 million.  Cost of sales also includes $0.9 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the three-month period ended June 30, 2016.

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

Cost of License Revenue
We recorded cost of license revenue of $0.2 million for the three-month periods ended June 30, 2016 and 2015, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.
Research and Development
Research and development expenses for the three-month period ended June 30, 2016 were $50.3 million as compared to $31.2 million for the three-month period ended June 30, 2015, an increase of approximately $19.1 million, or 61%.  The increase was due primarily to spending for products acquired as a result of the Biotie acquisition of $7.4 million, an increase in spending for CVT-301 and CVT-427 of $6.5 million.  The increase was also due to increased spending on other programs, including $2.2 million for our Ampyra life cycle management program, and $1.8 million for our Plumiaz program which was discontinued in May, 2016, increased regulatory costs of $1.1 million plus additional research and development staffing costs of $1.4 million, partially offset by reduced spending for the NP-1998 program of $1.4 million.
Selling, General and Administrative
Sales and marketing expenses for the three-month period ended June 30, 2016 were $25.4 million compared to $26.1 million for the three-month period ended June 30, 2015, a decrease of approximately $0.7 million, or 2.7%.  The decrease was attributable to a decrease in overall marketing, selling, distribution, and market research expenses of $1.0 million, and other selling related expenses of $0.3 million, partially offset by a decrease in compensation and benefits costs of $0.6 million.

General and administrative expenses for the three-month period ended June 30, 2016 were $37.2 million compared to $26.7 million for the three-month period ended June 30, 2015, an increase of approximately $10.6 million, or 39.6%.  This increase was primarily due to spending at Biotie of $6.8 million and increased spending related to the acquisition of Biotie of $4.5 million, partially offset by a decrease in spending on medical affairs of $0.5 million and reductions in staff compensation and other expenses of $0.2 million.
Changes in Fair Value of Acquired Contingent Consideration
As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products.  Acorda acquired this contingent consideration as part of the Civitas acquisition.  The fair value of that future royalty is assessed quarterly.  We recorded expenses pertaining to changes in the fair-value of acquired contingent consideration of $2.0 million for the three-month period ended June 30, 2016 compared to $1.1 million for the three-month period ended June 30, 2015.  Changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Income / Expense
Other expense was $5.9 million for the three-month period ended June 30, 2016 compared to other expense of $3.6 million for the three-month period ended June 30, 2015, a difference of $2.3 million.  The difference is due primarily to a realized loss on foreign currency exchange related to the Biotie acquisition of $2.1 million and a reduction of $0.4 million related to offsetting of the unrealized gain of $10.3 million recorded in Q1 2016 and the realized gain of $9.9 million recorded in Q2 2016 on the final settlement of the foreign currency options associated with the Biotie acquisition.  Interest expense related to our convertible senior notes was $3.7 million for the three-month period ended June 30, 2016, of which the non-cash portion was $2.2 million.
Benefit from /Provision for Income Taxes
For the three-month periods ended June 30, 2016 and 2015, the Company recorded a $1.0 million benefit from and $1.1 million provision for income taxes, respectively.  The effective income tax rates for the Company for the three-month periods ended June 30, 2016 and 2015 were 4.9% and 53%, respectively.  The variance in the effective tax rates for the three-month period ended June 30, 2016 as compared to the three-month period ended June 30, 2015 was due primarily to the valuation allowance recorded on jurisdictions with pretax losses from the acquisition of Biotie Therapies Corp during three-month period ended June 30, 2016 for which no tax benefit can be recognized partially offset by the Company being able to receive a benefit for the Federal research and development tax credits during 2016 as a result of passed legislation making the tax credit permanent.  The Company was not able to benefit from the Federal research and development credit for the three-month period ended June 30, 2015, however, the Company was able to receive the benefit for this tax credit in the effective tax rate at December 31, 2015.
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
Six-Month Period Ended June 30, 2016 Compared to June 30, 2015
Net Product Revenues

Ampyra
We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  We recognized net revenue from the sale of Ampyra to these customers of $231.7 million as compared to $197.9 million for the six-month periods ended June 30, 2016 and 2015, respectively, an increase of $33.8 million, or 17%.  The net revenue increase was composed of net volume increases of $17.2 million, due to, in part, the success of certain marketing programs such as our 60 day free trial program and price increases net of discount and allowance adjustments of $16.6 million.  Effective January 1, 2016, we increased our sale price to our customers by 10.95%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits,

including estimated chargebacks, rebates, discounts and returns.  Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser and ASD Specialty Healthcare, Inc. Adjustments are recorded for estimated chargebacks, rebates, and discounts.  Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the "donut hole").  Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010.  Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Other Product Revenues

We recognized net revenue from the sale of other products of $0.9 million for the six-month period ended June 30, 2016, as compared to $3.1 million for the six-month period ended June 30, 2015, a decrease of $2.2 million.  Other product revenues for the six-month period ended June 30, 2016 includes a charge of $4.2 million due to an increase in current and estimated future returns for Zanaflex.
Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $4.5 million in license revenue for the six-month periods ended June 30, 2016 and 2015, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement.  We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $5.2 million and $4.8 million in royalty revenue for the six-month periods ended June 30, 2016 and 2015, respectively related to ex-U.S. sales of Fampyra by Biogen.

We recognized $2.0 million and $3.1 million in royalty revenue for the six-month periods ended June 30, 2016 and 2015, respectively, related to the authorized generic sale of Zanaflex Capsules.

We recognized $0.8 million in royalty revenue for the period April 19, 2016 through June 30, 2016 related to sales of Selincro.

Cost of Sales

We recorded cost of sales of $49.6 million for the six-month period ended June 30, 2016 as compared to $41.2 million for the six-month period ended June 30, 2015.  Cost of sales for the six-month period ended June 30, 2016 consisted primarily of $40.4 million in inventory costs related to recognized revenues.  Cost of sales for the six-month period ended June 30, 2016 also consisted of $5.3 million in royalty fees based on net product shipments and costs related to Biotie of $1.9 million.  Cost of sales also included $1.5 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the six-month period ended June 30, 2016.

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

Cost of License Revenue
We recorded cost of license revenue of $0.3 million for the six-month periods ended June 30, 2016 and 2015, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.
Research and Development
Research and development expenses for the six-month period ended June 30, 2016 were $94.9 million as compared to $61.9 million for the six-month period ended June 30, 2015, an increase of approximately $33 million, or 53%.  The increase was primarily due to increased spending for CVT-301 and CVT-427 of $16.6 million, spending for products acquired as a result of the Biotie acquisition of $7.4 million, and an increase in overall research and development staff, compensation and related expenses of $5.2 million to support the research and development initiatives related to our product pipeline.  The increase was also due to increases in expenses for various other research and development programs, including $4.2 million related to our life cycle management program for Ampyra and $2.9 related to our Plumiaz program which was discontinued in May, 2016.  The increases in research and development expenses for the six-month period ended June 30, 2016 were partially offset by a decrease of $1.8 million related to the Cimaglermin program and a decrease of $0.8 million related to the NP-1998 program.
Selling, General and Administrative
Sales and marketing expenses for the six-month period ended June 30, 2016 were $52.6 million compared to $51.1 million for the six-month period ended June 30, 2015, an increase of approximately $1.5 million, or 2.9%.  The increase was attributable to an increase in overall marketing, selling, distribution, and market research expenses of $0.5 million, an increase in compensation and benefits costs of $0.9 million and other selling related expenses of $0.1 million.
General and administrative expenses for the six-month period ended June 30, 2016 were $69.0 million compared to $50.5 million for the six-month period ended June 30, 2015, an increase of approximately $18.5 million, or 36.6%.  This increase was due primarily to spending at Biotie of $6.8 million and increased spending related to the acquisition of Biotie of $14.5 million.  The increases in general and administrative expenses for the six-month period ended June 30, 2016 were partially offset by a decrease in staff compensation and other expenses of $2.0 million and a decrease in spending on medical affairs of $0.8 million.
Changes in Fair Value of Acquired Contingent Consideration
As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products.  Acorda acquired this contingent consideration as part of the Civitas acquisition.  The fair value of that future royalty is assessed quarterly.  We recorded a $8.2 million expense pertaining to changes in the fair-value of our acquired contingent consideration for the six-month period ended June 30, 2016.  The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.
Other Income / Expense
Other income was $1.0 million for the six-month period ended June 30, 2016 compared to other expense of $7.4 million for the six-month period ended June 30, 2015, an increase of approximately $8.4 million.  The increase was due primarily to a realized gain on settlement of foreign currency options of $9.9 million and reduced interest expense of $0.3 million due to a settled debt obligation, partially offset by a realized loss on foreign currency exchange related to the Biotie acquisition of $2.1 million.  Interest expense related to the Notes was $7.5 million for the six-month period ended June 30, 2016, of which the non-cash portion was $4.4 million.
Benefit From / Provision for Income Taxes
For the six-month periods ended June 30, 2016 and 2015, the Company recorded a $10.7 million and $0.9 million benefit from income taxes, respectively.  The effective income tax rates for the six-month periods ended June 30, 2016 and 2015 were 35.5% and 30.0%, respectively.  The variance in the effective tax rates for the six-month period ended June 30, 2016 as compared to the six-month period ended June 30, 2015 was due primarily to the valuation allowance recorded on jurisdictions with pretax losses from the acquisition of Biotie Therapies Corp during the six-month period ended June 30, 2016 for which no tax benefit can be recognized, partially offset by the Company being able to receive a benefit in 2016 for the Federal research and development tax credits as a result of passed legislation making the tax credit permanent.  The Company was not able to benefit from the Federal research and development tax credits for the three-month period ending June 30, 2015, however, the Company was able to receive the benefit for this tax credit in the effective tax rate at December 31, 2015.
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
At June 30, 2016, we had $137.4 million of cash, cash equivalents and short-term investments, compared to $353.3 million at December 31, 2015.  We expect that our existing cash, any cash flows from operations, and availability under the asset-based credit facility which closed on June 1, 2016, will be sufficient to fund our ongoing operations.
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
Financing Arrangements
Saints Capital Notes
As of June 30, 2016, we had $1.1 million of outstanding convertible promissory notes, which amount includes accrued interest payable to Saints Capital.  The sixth of seven annual payments on this note was due and paid on the six year anniversary of Ampyra approval on January 22, 2016 and will continue to be paid annually until paid in full in 2017.
Convertible Senior Notes
In June 2014, the Company entered into an underwriting agreement (the Underwriting Agreement) with J.P. Morgan Securities LLC (the Underwriter) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the Notes) in an underwritten public offering pursuant to the Company's Registration Statement on Form S-3 (the Registration Statement) and a related preliminary and final prospectus supplement, filed with the Securities and Exchange Commission (the Offering).  The principal amount of Notes included $45 million aggregate principal amount of Notes that was purchased by the Underwriter pursuant to an option granted to the Underwriter in the Underwriting Agreement, which option was exercised in full.  The net proceeds from the offering, after deducting the Underwriter's discount and the offering expenses paid by the Company, were approximately $337.5 million.
The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee).  The Notes will be convertible into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date.
The Company may not redeem the Notes prior to June 20, 2017.  The Company may redeem for cash all or part of the Notes, at the Company's option, on or after June 20, 2017 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within five trading days prior to the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The Company will pay 1.75% interest per annum on the principal amount of the Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year.
If the Company undergoes a "fundamental change" (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof.  The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  If a make-whole fundamental change, as described in the Indenture, occurs and a holder elects to convert its Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the Indenture.
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
The Notes will be senior unsecured obligations and will rank equally with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt.  The Notes will be structurally subordinated to all existing or future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries and will be effectively subordinated to the Company's existing or future secured indebtedness to the extent of the value of the collateral.  The Indenture does not limit the amount of debt that the Company or its subsidiaries may incur.
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

Our outstanding note balances as of June 30, 2016 consisted of the following:
(In thousands)	June 30, 2016
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(50,146)
Net carrying amount	$294,854
Equity component	$61,195

Financing Transaction
Concurrently with the announcement of the Biotie acquisition, the Company entered into a transaction for the private placement of 2,250,900 shares of the Company's common stock for an aggregate purchase price of approximately $75 million.  The Company paid discounts and commissions of $2.3 million in connection with the private placement, which settled on January 26, 2016.  The Company used the net proceeds from the private placement to fund, in part, the acquisition of Biotie.
Asset Based Loan
On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders (the "Administrative Agent").
The Credit Agreement provides the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million.  Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable, inventory and equipment of the Company and certain of its U.S. subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the Administrative Agent at its discretion (not to be exercised unreasonably).  Based on the Company's eligible accounts receivable and inventory and other components of the borrowing base, the availability under the facility was approximately $60 million as of June 30, 2016.
Amounts drawn under the facility will bear interest, at the Company's option, at (i) an alternate base rate (the highest of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 0.5%, and (c) the LIBOR rate (adjusted for statutory reserve requirements for eurocurrency liabilities) plus 1%) plus 1.5%, or (ii) the LIBOR rate (adjusted for statutory reserve requirements for eurocurrency liabilities) plus 2.5%.  The facility is subject to an annual commitment fee of either 0.375% or 0.50%, depending on the amounts already drawn under the facility.  As of June 30, 2016, there were no amounts drawn under the facility.

The Company's obligations under the facility are guaranteed by its U.S. subsidiaries (other than its U.S. subsidiary of Biotie Therapies Oyj).  The Company's obligations under the facility and its subsidiaries' obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:
•	U.S. accounts receivable, inventory and manufacturing equipment;
•
Equity interests in the Company's U.S. subsidiaries (other than its U.S. subsidiary of Biotie Therapies Oyj) and up to 65% of the voting equity interests of its directly owned foreign subsidiaries; and

•	Substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property (other than intellectual property related to Ampyra).
The facility contains certain covenants that, among other things, limit the Company's  ability and the ability of certain of its subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on future liens and incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate or merge.  These covenants are subject to significant exceptions and qualifications.  In addition, the Company will not be permitted to allow its ratio of (a) EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges to be less than 1.10 to 1.00 on a trailing four quarter basis as of the end of any fiscal quarter during any period.

The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse effect on the Company's business or financial condition since December 31, 2015.  The facility also has customary defaults, including a cross-default to material indebtedness of the Company and its subsidiaries.  The Administrative Agent may declare any outstanding obligations under the facility immediately due and payable upon the occurrence, and during the continuance, of an event of default.  In addition, any outstanding obligations under the facility will be immediately due and payable in the event that the Company or certain of its subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law.

Biotie Debt Obligations
As a result of the acquisition of Biotie, the Company consolidated the outstanding debt obligations of Biotie.  As of June 30, 2016, the following debt obligations remained outstanding:
Non-convertible Capital Loans
Non-convertible capital loans ("Tekes Loans") granted by Tekes, a Finnish Funding Agency for Technology and Innovation, with an acquisition-date fair value of $24.4 million (€21.6 million) and a carrying value of $24.4 million as of June 30, 2016.  The Tekes Loans are composed of fourteen non-convertible loans granted by Tekes.  The maturity dates for the Tekes Loans range from eight to ten years.  These loans bear interest based on the greater of 3% or the base rate set by the Finland's Ministry of Finance minus one (1) percentage point.  According to certain terms and conditions of the Tekes Loans, Biotie may repay the principal amounts of these loans and the accrued and unpaid interest only if the restricted equity of Biotie, including its consolidated subsidiaries is fully covered.
Convertible Capital Loan
Convertible capital loan issued to certain shareholders and venture capital organizations with an acquisition-date fair value of $6 million (€5.3 million) and a carrying value of $2.9 million as of June 30, 2016.  The loan bears cash interest at a rate of 10% per annum, payable annually each year.  The convertible capital loan is subject to certain terms and restrictive conditions as it relates to interest payments and repayment of the loan.  The loan will yield interest from the fiscal years in which the financial statements do not present sufficient funds available for profit distribution; however, interest on the loan may be paid if Biotie, including its subsidiaries, has sufficient funds for profit distribution as of the most recently ended fiscal year.  The loan may be repaid only if the restricted equity of Biotie, including its consolidated subsidiaries, for the last financial period is sufficient to repay the loan.  Pursuant to the terms of the loan agreement, the loan is convertible at any time at the option of the holders into 828,000 common shares of Biotie.  The conversion rates for the loan are €1.8688 per share for 540,000 of the shares and €2.3359 for the remaining 288,000 of the shares.
Research and Development Loans
Research and Development Loans ("R&D Loans") granted by Tekes with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $6 million as of June 30, 2016.  The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland's Ministry of Finance minus three (3) percentage points.  The repayment of these loans shall be initiated after five years, thereafter the loan principal shall be paid in equal installments over a 5 year period.
Investment Activities
At June 30, 2016, cash and cash equivalents were approximately $137.4 million, as compared to $153.2 million at December 31, 2015.  Our cash equivalents consists of highly liquid investments with original maturities of three months or less at date of purchase and consists of time deposits and investments in money market funds.  At December 31, 2015, we held $200.1 million of short-term investments which consisted of U.S. Treasury bonds with original maturities greater than three months and less than one year.  Also, we maintain cash balances with financial institutions in excess of insured limits.  We do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operations
Net cash used in operations was $2.9 million for the six-month period ending June 30, 2016 while $6.0 million was used in operations for the six-month period ended June 30, 2015.  Cash used in operations for the six-month period ended June 30, 2016 was primarily due to a net loss of $19.5 million, an increase in inventory held by the Company of $19.1 million, an increase in accounts receivable of $14.3 million, a deferred tax benefit of $11.1 million and a realized gain on foreign currency transaction of $10.5 million, partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $27.2 million, non-cash share based compensation expense of $17.4 million, depreciation and amortization expense of $9.9 million, changes in acquired contingent consideration of $8.2 million, a decrease in restricted cash of $6.0 million and a decrease in prepaid expenses and other current assets of $2.0 million.
Net Cash Used in Investing
Net cash used in investing activities for the six-month period ended June 30, 2016 was $71.2 million, which was due primarily to cash used for the acquisition of Biotie, net of cash received of $275.1 million, purchases of investments of $40.2 million and purchases of property and equipment of $2.5 million, partially offset by proceeds from maturing investments of $247 million.
Net Cash Provided by Financing
Net cash provided by financing activities for the six-month period ended June 30, 2016 was $58.0 million, which was due to $72.0 million in net proceeds from the issuance of common stock and $2.0 million in proceeds from the exercise of stock options, partially offset by the purchase of the noncontrolling interest of $14.5 million and debt issuance costs of $1.5 million.
Contractual Obligations and Commitments
A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in Note 10.  Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015.  As of June 30, 2016, with the exception of the addition of our policy on translation of foreign currency, the modification of our policy on segment and geographic information to reflect sales of Selincro and the adoption of ASU 2015-03, "Interest – Imputation of Interest" (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) in the three-month period ended March 31, 2016, our critical accounting policies have not changed materially from December 31, 2015.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our financial instruments consist of cash equivalents, short-term investments, grants receivable, convertible senior notes, convertible notes payable, asset based loan, convertible and non-convertible capital loans, research and development loans and accounts payable.  The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2016, except for the fair value of the Company's convertible senior notes which was approximately $283.4 million as of June 30, 2016.
We have cash equivalents at June 30, 2016, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change.  Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximates their fair value at June 30, 2016.  At June 30, 2016, we held $137.4 million in cash and cash equivalents which had an average interest rate of approximately 0.2%.
We maintain an investment portfolio in accordance with our investment policy.  The primary objective of our investment policy is to preserve principal, maintain proper liquidity and to meet operating needs.  Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.  Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase.  However, interest rate risk is mitigated due to the conservative nature and relatively short duration of our investments.  We do not enter into hedging transactions in the normal course of business.  However, as a result of the Biotie acquisition which was completed in euros, the Company was exposed to fluctuations in exchange rates between the U.S. dollar and the euro until the completion of the transaction.  To mitigate this risk, the Company entered into foreign currency options to limit its exposure to fluctuations in exchange rates between the U.S. dollar and the euro until the initial transactions were completed.
Item 4.  Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2016, the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, these officers have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to achieve their stated purpose.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations, and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.
Change in internal control over financial reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
Apotex

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeal of the decision.  In September 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex's ANDA because of public-safety concerns about Apotex's proposed drug.  In December 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex's generic tizanidine capsules.  In January 2012, we moved to dismiss or stay Apotex's suit.  In February 2012, the FDA denied the citizen petition that we filed and approved Apotex's ANDA for a generic version of Zanaflex Capsules.  Also in February 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed five of the six counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  In October 2014, the Court granted our motion for summary judgment against Apotex's remaining claim.  Apotex has appealed both the motion to dismiss and summary judgment decisions to the Second Circuit Court of Appeals.  In May 2016, the Second Circuit Court of Appeals issued an opinion affirming the decision of the lower court.  Apotex has 90 days to request review by the United States Supreme Court.  The Company will defend itself vigorously throughout the appeal process.

Ampyra ANDA Litigation

In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis Laboratories FL, Inc. ("Actavis"), Alkem Laboratories Ltd. and its affiliate Ascend Laboratories, LLC ("Alkem"), Apotex, Inc., Aurobindo Pharma Ltd. ("Aurobindo"), Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to the filing of these ANDAs, in July 2014, we filed lawsuits against these generic pharmaceutical manufacturing companies in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685.  Requested judicial remedies include recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-Book listed patents expire, or any later expiration of exclusivity to which we are or become entitled.   These lawsuits with the ANDA filers have been consolidated into a single case.  The U.S. District Court for the District of Delaware issued a Markman ruling in March, 2016, determining the scope and limitations of certain patent claims asserted in the litigation, and has set a five day bench trial starting on September 19, 2016.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notices.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

In October and December 2015, we entered into settlement agreements with Actavis and Aurobindo to resolve the patent litigation that we brought against them in the U.S. District Court for the District of Delaware, described above.  As a result of the settlement agreements, Actavis and Aurobindo will be permitted to market generic versions of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances.  The Court entered an order dismissing the case against Actavis without prejudice in October 2015.  As a result of the settlement agreement with Aurobindo, and upon the request of the parties, the Court entered a Consent Order, in which it dismissed our litigation against Aurobindo in December 2015.  The parties have submitted the agreements to the Federal Trade Commission and the Department of Justice, as required by federal law.  On August 2, 2016, we entered into a settlement agreement with Alkem to resolve the patent litigation that we brought against Alkem in the U.S. District Court for the District of Delaware, described above.  As a result of the settlement agreement, Alkem will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances.  The parties will submit the agreement to the Federal Trade Commission and the Department of Justice, as required by state law.  The settlements with Actavis, Aurobindo and Alkem do not resolve pending patent litigation that we brought against the other ANDA filers, as described in this report.

In August 2014, Mylan Pharmaceuticals, Inc. and its parent, Mylan, Inc. (collectively, "Mylan"), filed a motion challenging the jurisdiction of the U.S. District Court for the District of Delaware.  In January 2015, the Court denied Mylan's motion to dismiss with respect to the ANDA filer, Mylan Pharmaceuticals, Inc.  Subsequently, in January 2015, the Court granted Mylan's request for an interlocutory appeal of its jurisdictional decision to the Federal Circuit Court of Appeals.  In March 2016, the Court of Appeals denied Mylan's appeal, and the case remains in the U.S. District Court for the District of Delaware.  Mylan requested the Federal Circuit Court of Appeals to reconsider its decision.  However, on June 20, 2016, the Federal Circuit Court of Appeals denied Mylan's request.  Mylan indicated that it intends to file an appeal with the United States Supreme Court and has 90 days from the entry of the reconsideration decision to do so.  The Company will defend itself vigorously throughout the appeal process.  Due to Mylan's motion to dismiss, we also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. Patents and requesting the same judicial relief as in the Delaware action.  In December 2014, we filed a motion in the Northern District of West Virginia to stay that action in deference to the Delaware proceeding and until the issue of jurisdiction has been decided.  In February 2014, the District Court for the Northern District of West Virginia granted our motion to stay the proceeding in that district until the Federal Circuit Court of Appeals decides Mylan's appeal of Delaware's jurisdictional decision.  The patent infringement case against Mylan, however, is still proceeding in Delaware along with the cases against the other ANDA filers.
In May 2015, we received a Paragraph IV Certification Notice from Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries Inc. ("Sun") advising that they had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  Sun challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and also asserted that generic versions of its products may not infringe certain claims of these patents.  In response to the filing of the ANDA, in May 2015 we filed a lawsuit against Sun in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685.  In October 2015, we entered into a settlement agreement with Sun to resolve this patent litigation.  As a result of the settlement agreement, Sun will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances.  As a result of the settlement agreement, and upon request of the parties, the Court entered a Consent Order, in which it dismissed our litigation against Sun in October 2015.  The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law.  The settlement with Sun does not resolve pending patent litigation that we brought against the other ANDA filers, described in this report.
In September 2015, we received a Paragraph IV Certification Notice from Par Pharmaceutical, Inc. ("Par") advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  Par challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and it also asserted that generic versions of its products may not infringe certain claims of these patents.  In response to the filing of the ANDA, in September 2015 we filed a lawsuit against Par in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685.  In January 2016, we entered into a settlement agreement with Par to resolve this patent litigation.  As a result of the settlement agreement, Par will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances.  As a result of the settlement agreement, and upon the request of the parties, the Court entered a Consent Order, in which it dismissed our litigation against Par in January 2016.  The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law.  The settlement with Par does not resolve pending patent litigation that we brought against the other ANDA filers, described in this report.

Ampyra IPR Proceedings

In February 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, or PTO, challenging U.S. Patent Nos. 8,663,685, and 8,007,826, which are two of the five Ampyra Orange Book-listed patents.  In August 2015, the U.S. Patent and Trademark Office Patent Trials and Appeals Board, or PTAB, ruled that it would not institute inter partes review of either of these patents.  In September 2015, the hedge fund filed two motions for reconsideration to the PTAB, requesting that the denial to institute these two IPRs be reversed.  However, in April 2016 the PTAB denied these motions thus denying the hedge fund's two IPR proceedings.

In September 2015, the same hedge fund filed four separate IPR petitions with the PTO.  These later IPR petitions challenge the same two patents that were the subject of the February 2015 IPR petitions and also U.S. Patent Nos. 8,354,437 and 8,440,703.  The challenged patents are four of the five Ampyra Orange-Book listed patents.  We opposed the requests to institute these IPRs, but in March 2016 the PTAB decided to institute the IPR proceedings on all four patents.  We filed our complete Patent Owner's Response on July 8, 2016 with the PTAB.  Discovery in the IPR process is continuing with the petitioners' replies due September 9, 2016.  A ruling on the IPR petitions is expected in March 2017.  We are opposing those IPRs and defending our patents.  The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

We will vigorously defend our intellectual property rights.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in our Quarterly Reports subsequently filed during the current fiscal year, all of which could materially affect our business, financial condition or future results.  These risks are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Following is the restated text of certain risk factors to report changes since our publication of risk factors in our 2015 Annual Report on Form 10-K and our update to the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
The approval of Zanaflex Capsules is subject to certain post-approval regulatory requirements that we have not completed, and we may be subject to penalties if we fail to comply with these requirements and our Zanaflex products could be subject to enforcement actions or withdrawal from the market.
We have an outstanding FDA commitment, inherited from Alkermes, to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients.  This commitment, which is included in the NDA approval for Zanaflex Capsules, was to be satisfied by February 2007.  We provided retrospective pediatric safety data to the FDA in April 2007.  However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals.  The study was completed and the final report submitted to the FDA in April 2008.  The FDA reviewed our report against new standards set out in the Pediatric Research Equity Act (PREA) and reauthorized by both the 2007 FDA Amendments Act (FDAAA) and the 2012 Food and Drug Administration Safety and Innovation Act (FDASIA) and concluded that the report did not satisfy the commitment.  The FDA has informed us that a series of studies designed to further characterize the pharmacokinetics and demonstrate the efficacy and long-term safety of Zanaflex Capsules in children are required to fulfill the pediatric commitment for Zanaflex Capsules.  In June 2011, the FDA informally advised us that it would be amending the pediatric commitment for Zanaflex Capsules to require a non-clinical juvenile toxicology study, as well as formalize the timeline for the required pediatric studies.  In December 2012, the FDA issued a formal written request that confirmed the information in its informal June 2011 request, and set forth specific deadlines for the required pediatric non-clinical and clinical studies.  In January 2013, we submitted a request in writing to the FDA to extend the deadlines for these studies, and in September 2014 we received a "Denial of Deferral Request" letter from the FDA.  We responded to this denial letter in October 2014, requesting the FDA to reconsider the denial, which the FDA again denied in March 2015.  Subsequently in March 2015, we received a notice of non-compliance with PREA.  In May 2016, the FDA denied our request for a full waiver of pediatric studies, and subsequently published a letter of non-compliance and our response to the FDA's letter of non-compliance under 505B99(d)(1) of the Federal Food, Drug and Cosmetic Act.  While our request for full waiver of the pediatric studies was denied, in their May 2016 letter the FDA requested that we use existing data from previously completed studies to employ a modeling and simulation approach to characterize the pharmacokinetics of tizanidine in pediatric subjects to select a dose for future study, and further the letter requested that these modeling and simulations be submitted to the FDA.  We are evaluating the letter of non-compliance and the actions we will take in response to the letter.  Additionally, and separate from the pediatric commitment, the FDA asked for, and we have completed, a clinical electrocardiogram study in adult humans to investigate potential QT prolongation (heart rhythm measure).  This post-marketing commitment has been fulfilled.  The remaining studies could be more extensive and more costly than our prior studies and might result in new data that are not consistent with the current safety and efficacy profile of the drug, which might require us to change our product labeling and could harm product sales.  We also may be subject to penalties for not meeting our pediatric study commitments, including a court-imposed injunction to conduct studies.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Credit Agreement dated June 1, 2016 among the Registrant and certain of its subsidiaries as the Borrowers thereunder and JPMorgan Chase Bank, N.A. as Administrative Agent thereunder.
10.2*	Amended and Restated Addendum #2 to the Supply Agreement dated June 6, 2016 between the Registrant and Biogen Idec International GMBH dated June 30, 2009 as Amended.
10.3**	Employment offer letter dated June 9, 2016, by and between the Registrant and Burkhard Blank, M.D.
10.4**
Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan as amended June 8, 2016. Incorporated herein by reference to Appendix A to the Registrant's 2016 Proxy Statement filed as Schedule 14A (File Number 000-50513) on April 29, 2016.

10.5*
Termination and Transition Agreement among Biotie Therapies, Inc. Biotie Therapies AG and UCB Biopharma S.P.R.L., dated August 22, 2014.  Incorporated herein by reference to Exhibit 10.12 to Biotie Therapies Corp.'s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.6*
Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated December 10, 2008.  Incorporated herein by reference to Exhibit 10.13 to Biotie Therapies Corp.'s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.7*
First Letter Agreement to the Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated January 14, 2009.  Incorporated herein by reference to Exhibit 10.14 to Biotie Therapies Corp.'s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.8*
Second Letter Agreement to the Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated October 20, 2009.  Incorporated herein by reference to Exhibit 10.15 to Biotie Therapies Corp.'s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.9*
Third Letter Agreement to the Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated May 7, 2010.  Incorporated herein by reference to Exhibit 10.16 to Biotie Therapies Corp.'s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.10*
Fourth Letter Agreement to the Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated September 11, 2012.  Incorporated herein by reference to Exhibit 10.17 to Biotie Therapies Corp.'s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.11*
Letter Exercising the Tier 2 and 3 Field Expansion Option under the Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Biotie Therapies, Inc. and Biotie Therapies AG, dated February 28, 2013.  Incorporated herein by reference to Exhibit 10.18 to Biotie Therapies Corp.'s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
**	Indicates management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: August 4, 2016		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael Rogers
Date: August 4, 2016		Michael Rogers Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit No.	Description
10.1	Credit Agreement dated June 1, 2016 among the Registrant and certain of its subsidiaries as the Borrowers thereunder and JPMorgan Chase Bank, N.A. as Administrative Agent thereunder.
10.2*	Amended and Restated Addendum #2 to the Supply Agreement dated June 6, 2016 between the Registrant and Biogen Idec International GMBH dated June 30, 2009 as Amended .
10.3**	Employment offer letter dated June 9, 2016, by and between the Registrant and Burkhard Blank, M.D.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
**	Indicates management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."