Form 10-Q
period 2016-09-30
ACORDA THERAPEUTICS INC
filed 2016-11-07
CIK 1008848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 31, 2016
Common Stock, $0.001 par value per share	46,114,306 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including:  The ability to realize the benefits anticipated from the Biotie Therapies transaction and the Civitas Therapeutics transaction, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the ability to successfully integrate Biotie Therapies' operations and Civitas's operations respectively, into our operations; we may need to raise additional funds to finance our expanded operations and may not be able to do so on acceptable terms; our ability to successfully market and sell Ampyra (dalfampridine) Extended Release Tablets, 10 mg in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including CVT-301 or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market CVT-301 or any other products under development, or the products that we acquired with the Biotie Therapies transaction; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain and maintain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaborator Biogen in connection therewith; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions.  All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements.  In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, particularly in the "Risk Factors" section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.  Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.
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

PART I
Item 1.  Financial Statements
ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,940	$153,204
Restricted cash	—	6,032
Short-term investments	—	200,101
Trade accounts receivable, net of allowances of $957 and $884, as of September 30, 2016 and December 31, 2015, respectively	48,575	31,466
Prepaid expenses	15,639	16,079
Finished goods inventory	40,935	36,476
Other current assets	4,863	7,959
Total current assets	237,952	451,317
Property and equipment, net of accumulated depreciation	35,777	40,204
Goodwill	284,029	183,636
Deferred tax asset	2,951	2,128
Intangible assets, net of accumulated amortization	749,415	430,856
Non-current portion of deferred cost of license revenue	2,430	2,906
Other assets	5,814	247
Total assets	$1,318,368	$1,111,294
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,557	$14,233
Accrued expenses and other current liabilities	89,374	66,158
Current portion of deferred license revenue	9,057	9,057
Current portion of convertible notes payable	1,134	1,144
Total current liabilities	118,122	90,592
Convertible senior notes (due 2021)	297,111	290,420
Acquired contingent consideration	75,400	63,500
Non-current portion of deferred license revenue	34,720	41,513
Non-current portion of convertible notes payable	—	1,107
Deferred tax liability	91,429	12,146
Other non-current liabilities	34,820	8,991
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at September 30, 2016 and December 31, 2015; issued 46,144,900 and 43,440,324 shares, including those held in treasury, as of September 30, 2016 and December 31, 2015, respectively	46	43
Treasury stock at cost (12,420 shares at September 30, 2016 and December 31, 2015)	(329)	(329)
Additional paid-in capital	911,540	812,782
Accumulated deficit	(240,876)	(209,352)
Accumulated other comprehensive loss	(3,615)	(119)
Total stockholders' equity.	666,766	603,025
Total liabilities and stockholders' equity	$1,318,368	$1,111,294

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)	Three-month period ended September 30, 2016	Three-month period ended September 30, 2015	Nine-month period ended September 30, 2016	Nine-month period ended September 30, 2015
Revenues:
Net product revenues	$128,508	$141,330	$359,350	$342,394
Royalty revenues	4,841	4,605	12,831	12,571
License revenue	2,264	2,264	6,793	6,793
Total net revenues	135,613	148,199	378,974	361,758

Costs and expenses:
Cost of sales	27,644	24,741	77,265	65,896
Cost of license revenue	159	159	476	476
Research and development	54,777	43,356	149,640	105,221
Selling, general and administrative	54,805	51,056	176,388	152,645
Changes in fair value of acquired contingent consideration	3,700	3,200	11,900	7,400
Total operating expenses	141,085	122,512	415,669	331,638
Operating (loss) income	(5,472)	25,687	(36,695)	30,120
Other (expense) income, (net):
Interest and amortization of debt discount expense	(4,404)	(4,037)	(12,161)	(12,098)
Interest income	46	120	309	281
Realized loss on foreign currency transactions	(179)	—	(1,674)	—
Other (expense) income	—	(59)	10,026	411
Total other (expense), (net)	(4,537)	(3,976)	(3,500)	(11,406)
(Loss) income before taxes	(10,009)	21,711	(40,195)	18,714
(Provision for) benefit from income taxes	(3,023)	(17,770)	7,686	(16,861)
Net (loss) income	$(13,032)	$3,941	$(32,509)	$1,853
Net loss attributable to non-controlling interest	307	—	985	—
Net (loss) income attributable to Acorda Therapeutics, Inc.	$(12,725)	$3,941	$(31,524)	$1,853

Net (loss) income per share attributable to Acorda Therapeutics, Inc.—basic	$(0.28)	$0.09	$(0.70)	$0.04
Net (loss) income per share attributable to Acorda Therapeutics, Inc.—diluted	$(0.28)	$0.09	$(0.70)	$0.04
Weighted average common shares outstanding used in computing net (loss) income per share attributable to Acorda Therapeutics, Inc.—basic	45,378	42,174	45,178	42,097
Weighted average common shares outstanding used in computing net (loss) income per share attributable to Acorda Therapeutics, Inc.—diluted	45,378	43,432	45,178	43,434

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(In thousands)	Three-month period ended September 30, 2016	Three-month period ended September 30, 2015	Nine-month period ended September 30, 2016	Nine-month period ended September 30, 2015

Net (loss) income	$(13,032)	$3,941	$(32,509)	$1,853
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1,097	—	(3,615)	—
Unrealized gains on available for sale securities	—	17	—	31
Reclassification of net losses to net income	—	—	119	—
Other comprehensive income (loss), net of tax	1,097	17	(3,496)	31
Comprehensive (loss) income.	$(11,935)	$3,958	$(36,005)	$1,884
Other comprehensive income (loss) attributable to noncontrolling interest.	$17	$—	$(110)	$—

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)	Nine-month period ended September 30, 2016	Nine-month period ended September 30, 2015
Cash flows from operating activities:
Net (loss) income	$(32,509)	$1,853
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Recognition of deferred product revenue - Zanaflex	—	(22,186)
Share‑based compensation expense	27,392	24,748
Amortization of net premiums and discounts on investments	467	2,372
Amortization of debt discount and debt issuance costs	7,158	6,383
Amortization of revenue interest issuance cost	—	15
Depreciation and amortization expense	15,775	11,153
Change in acquired contingent consideration obligation	11,900	7,400
Realized gain on foreign currency transaction	(10,484)	—
Deferred tax (benefit) provision	(10,522)	16,861
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(17,018)	455
Decrease in prepaid expenses and other current assets	5,820	1,408
Increase in inventory	(4,459)	(20,001)
Decrease in non-current portion of deferred cost of license revenue	476	476
Decrease in other assets	25	25
Increase (decrease) in accounts payable, accrued expenses, other current liabilities	9,612	(2,158)
Decrease in revenue interest liability interest payable	—	(124)
Decrease in non-current portion of deferred license revenue	(6,793)	(6,793)
Decrease in deferred product revenue—Zanaflex	—	(988)
Decrease (increase) in restricted cash	6,032	(4,743)
Net cash provided by operating activities	2,872	16,156
Cash flows from investing activities:
Purchases of property and equipment	(4,633)	(5,025)
Purchases of intangible assets	(482)	(781)
Acquisitions, net of cash received	(268,107)	—
Purchases of investments	(40,214)	(359,968)
Proceeds from maturities of investments	239,966	249,500
Net cash used in investing activities	(73,470)	(116,274)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	74,673	8,000
Purchase of noncontrolling interest	(27,946)	—
Debt issuance costs	(1,559)	—
Repayments of revenue interest liability	(41)	(215)
Net cash provided by financing activities	45,127	7,785
Effect of exchange rate changes on cash and cash equivalents	207	—
Net decrease in cash and cash equivalents	(25,264)	(92,333)
Cash and cash equivalents at beginning of period	153,204	182,170
Cash and cash equivalents at end of period	$127,940	$89,837
Supplemental disclosure:
Cash paid for interest	3,040	4,279
Cash paid for taxes	3,564	2,152

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management's opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events through the date of this filing.  Operating results for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  When used in these notes, the terms "Acorda" or "the Company" mean Acorda Therapeutics, Inc.  The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Certain reclassifications were made to prior period amounts in the interim consolidated financial statements and accompanying notes to conform with the current presentation.
(2) Summary of Significant Accounting Policies
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015.  As of September 30, 2016, with the exception of the addition of our policy on translation of foreign currency, the modification of our policy on segment and geographic information to reflect sales of Selincro and the adoption of ASU 2015-03, "Interest – Imputation of Interest" (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), our critical accounting policies have not changed materially from December 31, 2015.
Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity.  Accordingly, the assets and liabilities of the Company's foreign subsidiary, Biotie, are translated into United States dollars using the period-end exchange rate; and income and expense items are translated using the average exchange rate during the period; and equity transactions are translated at historical rates.  Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations.

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

In October 2016, the Company entered into a 10 year lease agreement for approximately 26,000 square feet of lab/office space in Waltham, MA.  The lease provides for monthly rental payments over the lease term.  The Company expects to take occupancy of the space in January 2017.
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
In August 2016, the FASB issued Accounting Standards update 2016-15, "Statement of Cash Flows" (Topic 230).  The main objective of this update is to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its financial statements.

(3) Acquisitions
Biotie Therapies Corp.
On April 18, 2016, the Company acquired a controlling interest in Biotie Therapies Corp. ("Biotie") pursuant to a combination agreement entered into in January 2016.  The acquisition of Biotie positions the Company as a leader in Parkinson's disease therapeutic development, with three clinical-stage compounds that have the potential to improve the lives of people with Parkinson's disease.  In accordance with the combination agreement, the Company closed a public tender offer for all of Biotie's capital stock, pursuant to which the Company acquired approximately 93% of the fully diluted capital stock of Biotie for a cash purchase price of approximately $350 million.  On May 4, 2016, the Company acquired an additional approximately 4% of Biotie's fully diluted capital stock pursuant to a subsequent public offer to Biotie stockholders that did not tender their shares in the initial tender offer.  The purchase consideration for the subsequent tender offer was approximately $14.5 million.  The acquisition of the additional 4% of Biotie's fully diluted capital stock resulted in the Company owning approximately 97% of the fully diluted capital stock of Biotie (the "Acquisition") as of June 30, 2016.
On September 30, 2016, the Company acquired the remaining approximately 3% of Biotie's fully diluted capital stock in exchange for the payment of a cash security deposit of approximately $13.5 million, as determined by the arbitral tribunal administering the redemption proceedings.  Accordingly, the Company owned 100% of the fully diluted capital stock of Biotie as of September 30, 2016.

The Company estimated the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition based on the information available at that time.  During the three-month period ended September 30, 2016, the Company recorded a measurement-period adjustment to its preliminary purchase price allocation of $1.2 million, which reduced other long-term liabilities with a corresponding decrease to goodwill.  The valuation of the assets and liabilities is subject to further analysis.  As the Company finalizes the fair values of the assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period and such adjustments could be material.  The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of April 18, 2016, as adjusted through the period ended September 30, 2016:

(In thousands)	Preliminary Allocation as of the acquisition date	Measurement Period Adjustments	Preliminary Allocation, as adjusted through September 30, 2016
Cash and cash equivalents	$73,854	$—	$73,854
Other current assets	2,208	—	2,208
Other long-term assets	4,962	—	4,962
Intangible assets (indefinite-lived)	260,500	—	260,500
Intangible assets (definite-lived)	65,000	—	65,000
Current liabilities	(17,547)	—	(17,547)
Deferred taxes	(89,038)	—	(89,038)
Other long-term liabilities	(26,715)	1,159	(25,556)
Fair value of assets and liabilities acquired	273,224	1,159	274,383
Goodwill	102,676	(1,159)	101,517
Total purchase price	375,900	—	375,900
Less: Noncontrolling interests	(25,736)	—	(25,736)
Purchase consideration on date of acquisition	$350,164	$—	$350,164

The Company accounted for the Acquisition as a business combination using the acquisition method of accounting.  Under the acquisition method of accounting, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of acquisition.  The Company incurred approximately $17.7 million in acquisition related expenses to date.  For the three and nine-month periods ended September 30, 2016, the Company incurred approximately $0.4 million and $17.1 million, respectively, in acquisition related expenses, all of which were expensed and included in selling, general and administrative expenses in the consolidated statements of operations.  The results of Biotie's operations have been included in the consolidated statements of operations from the acquisition date of April 18, 2016.
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
The revenue of Biotie included in the consolidated statements of operations for the three-month period ended September 30, 2016 and the year to date period April 18, 2016 through September 30, 2016 was $1.1 million and $1.9 million, respectively.  The net loss of Biotie included in the consolidated statement of operations for the three-month period ended September 30, 2016 and the year to date period April 18, 2016 through September 30, 2016 was $11.7 million and $26.5 million, respectively.
Noncontrolling Interests
The fair value of the noncontrolling interest was comprised of the fair value of Biotie's equity interests not acquired by the Company.  The fair value of the noncontrolling interest was determined by quoted market price, which is considered to be a Level 1 input under the fair value measurements and disclosure guidance.  The noncontrolling interest in Biotie was presented as permanent equity in the Company's consolidated balance sheet.  Noncontrolling interests are generally adjusted for the net income or loss and other comprehensive income or loss attributable to the noncontrolling shareholders and any additional acquisition of noncontrolling interests.  On September 30, 2016, the Company acquired shares representing the remaining approximately 3% of Biotie's fully diluted capital stock, which eliminated the noncontrolling interest as of September 30, 2016.
Activity attributable to stockholders' equity - Acorda and noncontrolling interests for the nine-month period ended September 30, 2016 is as follows:

(In thousands)	Stockholders' Equity Acorda	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2015	$603,025	$—	$603,025
Net loss	(31,524)	(985)	(32,509)
Other comprehensive loss	(3,496)	(110)	(3,606)
Noncontrolling interest at date of acquisition	—	25,736	25,736
Purchase of noncontrolling interest	(3,305)	(24,641)	(27,946)
Private Placement, net of issuance costs	72,094	—	72,094
Stock compensation expense and option exercises	29,972	—	29,972
Balance at September 30, 2016	$666,766	$—	$666,766

Financial Instruments

The Company does not enter into hedging transactions in the normal course of business.  However, as a result of the Biotie acquisition which was completed in Euros, the Company was exposed to fluctuations in exchange rates between the U.S. dollar and the Euro until the completion of the transaction.  To mitigate this risk, the Company entered into foreign currency options to limit its exposure to fluctuations in exchange rates between the U.S. dollar and the Euro until the transaction was completed.  As of May 2, 2016, there were no foreign currency options outstanding.
The Company had a realized gain on the foreign currency options of approximately $9.9 million, which is included in other income in the consolidated statements of operations for the nine month period ended September 30, 2016.
Pro-Forma Financial Information Associated with the Biotie Acquisition (Unaudited)
The following table summarizes certain supplemental pro forma financial information for the three and nine-month periods ended September 30, 2016 and 2015 as if the Acquisition had occurred as of January 1, 2015.  The unaudited pro forma financial information for the three and nine months ended September 30, 2016 reflects (i) the net impact to amortization expense based on the fair value adjustments to the intangibles assets; (ii) the impact to operations resulting from the reversal of transaction costs related to the Acquisition; (iii) the impact to operations resulting from the reversal of the unrealized and realized gains on the foreign currency option; (iv) the impact to interest expense based on the fair value adjustments to the debt acquired from Biotie; (v) the tax effects of those adjustments; and (vi) the net loss attributable to the noncontrolling interests resulting from the Acquisition.

The unaudited pro forma financial information for the three and nine-month periods ended September 30, 2015 reflects (i) the net impact to amortization expense based on the fair value adjustments to the intangible assets acquired from Biotie; (ii) the impact to interest expense based on the fair value adjustments to the debt acquired from Biotie; and (iii) the net loss attributable to the noncontrolling interests resulting from the Acquisition, and the related tax effects of those adjustments.

	Three-month		Nine-month
	period ended		period ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Revenues	$135,613	$149,076	$380,032	$365,092
Loss from continuing operations attributable to Acorda	$(12,168)	$(7,255)	$(55,376)	$(30,362)

(4) Intangible Assets and Goodwill
Intangible Assets
In connection with the acquisition of Biotie (Note 3), the Company acquired global rights to tozadenant, SYN-120, and BTT-1023.  Tozadenant is an oral adenosine A2a receptor antagonist currently in Phase 3 development as an adjunctive treatment to levodopa in Parkinson's disease patients to reduce OFF periods.  SYN-120 is an oral, dual antagonist with the potential to facilitate pro-cognitive and antipsychotic activities for patients with neurodegenerative diseases, such as Parkinson's and Alzheimer's.  BTT-1023 is a fully human monoclonal antibody which targets vascular adhesion for the potential treatment of inflammatory/fibrotic disease, such as rheumatoid arthritis and psoriasis.  The Company also acquired rights to Selincro, an orally administered drug used for the treatment of alcohol dependence.  Selincro received European Medicines Agency approval in 2013 and is currently marketed across Europe by Biotie's partner H. Lundbeck A/S, a Danish pharmaceutical company.
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

Information regarding intangible assets is as follows:
		September 30, 2016				December 31, 2015
(Dollars In thousands)	Estimated Remaining Useful Lives (Years)	Cost	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
In-process research & development (1)	Indefinite-lived	$683,500	$-	$(307)	$683,193	$423,000	$-	$423,000
Selincro	7	65,000	(4,229)	(780)	59,991	-	-	-
Ampyra milestones	11	5,750	(2,603)	-	3,147	5,750	(2,380)	3,370
Ampyra CSRO royalty buyout	4	3,000	(2,035)	-	965	3,000	(1,817)	1,183
Website development costs	3	13,083	(11,032)	-	2,051	12,504	(9,467)	3,037
Website development costs – in process	n/a	68	-	-	68	266	-	266
		$770,401	$(19,899)	$(1,087)	$749,415	$444,520	$(13,664)	$430,856

(1)	Includes the fair values of: CVT-301: $423.0 million; tozadenant: $232.0 million; SYN-120: $24.2 million and BTT-1023: $4.3 million
The Company recorded $2.8 million and $6.2 million in amortization expense related to these intangibles assets during the three and nine-month periods ended September 30, 2016, respectively.  The Company recorded $0.7 million and $2.3 million in amortization expense related to these intangibles assets during the three and nine month periods ended September 30, 2015.
Estimated future amortization expense for intangible assets subsequent to September 30, 2016 is as follows:
(In thousands)
2016	$2,857
2017	10,994
2018	10,298
2019	9,987
2020	9,602
Thereafter	23,196
$66,934

Goodwill
Changes in the carrying amount of goodwill were as follows:
In thousands Balance at December 31, 2015	$183,636
Goodwill associated with the acquisition of Biotie Therapies	102,676
Decrease to goodwill for measurement period adjustment	(1,159)
Foreign currency translation adjustment	(1,124)
Balance at September 30, 2016	$284,029

(5) Share-based Compensation
During the three‑month periods ended September 30, 2016 and 2015, the Company recognized share-based compensation expense of $10.0 million and $8.9 million, respectively.  During the nine-month periods ended September 30, 2016 and 2015, the Company recognized share-based compensation expense of $27.4 million and $24.7 million.  Activity in options and restricted stock during the nine-month period ended September 30, 2016 and related balances outstanding as of that date are reflected below.  The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2016 and 2015 were approximately $11.21 and $14.74, respectively.  The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2016 and 2015 were approximately $13.65 and $15.89, respectively.
The following table summarizes share-based compensation expense included within the consolidated statements of operations:
	For the three-month		For the nine-month
	period ended September 30,		period ended September 30,
(In millions)	2016	2015	2016	2015

Research and development	$2.9	$2.2	$7.7	$6.2
Selling, general and administrative	7.1	6.7	19.7	18.5
Total	$10.0	$8.9	$27.4	$24.7

A summary of share-based compensation activity for the nine-month period ended September 30, 2016 is presented below:
Stock Option Activity
	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2016	8,223	$30.97
Granted	1,717	31.91
Cancelled	(526)	34.22
Exercised	(141)	18.33
Balance at September 30, 2016	9,273	$31.15	6.4	$816
Vested and expected to vest at September 30, 2016	9,175	$31.13	6.4	$816
Vested and exercisable at September 30, 2016	5,877	$29.60	5.3	$816
Restricted Stock Activity
(In thousands) Restricted Stock	Number of Shares
Nonvested at January 1, 2016	441
Granted	659
Vested	(19)
Forfeited	(219)
Nonvested at September 30, 2016	862

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of September 30, 2016 totaled $63.7 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

(6) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2016 and 2015:
(In thousands, except per share data)	Three-month period ended September 30, 2016	Three-month period ended September 30, 2015	Nine-month period ended September 30, 2016	Nine-month period ended September 30, 2015
Basic and diluted
Net (loss) income	$(12,725)	$3,941	$(31,524)	$1,853
Weighted average common shares outstanding used in computing net (loss) income per share—basic	45,378	42,174	45,178	42,097
Plus: net effect of dilutive stock options and restricted common shares	—	1,258	—	1,337
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	45,378	43,432	45,178	43,434
Net (loss) income per share—basic	$(0.28)	$0.09	$(0.70)	$0.04
Net (loss) income per share—diluted	$(0.28)	$0.09	$(0.70)	$0.04

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
The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:
(In thousands)	Three-month period ended September 30, 2016	Three-month period ended September 30, 2015	Nine-month period ended September 30, 2016	Nine-month period ended September 30, 2015
Denominator
Stock options and restricted common shares	8,278	4,630	7,821	4,517
Convertible note – Saints Capital	10	19	10	19

Additionally, the impact of the convertible debt and the impact of the convertible capital loan assumed from Biotie were determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three and nine-month periods ended September 30, 2016.

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
For the three-month periods ended September 30, 2016 and 2015, the Company recorded a $3.0 million and $17.8 million provision for income taxes, respectively.  The effective income tax rates for the Company for the three-month periods ended September 30, 2016 and 2015 were 30% and 82%, respectively.  The variance in the effective tax rates for the three-month period ended September 30, 2016 as compared to the three-month period ended September 30, 2015 was due primarily to the valuation allowance recorded on jurisdictions with pretax losses from the acquisition of Biotie during three-month period ended June 30, 2016 for which no tax benefit can be recognized, partially offset by a non-deductible $8.8 million payment in July 2015 to the former equity holders of Neuronex and the Company being able to receive a benefit in 2016 for the Federal research and development tax credits as a result of passed legislation making the tax credit permanent.  The Company was not able to benefit from the Federal research and development tax credits for the three-month period ended September 30, 2015, however, the Company was able to receive the benefit for this tax credit in the effective tax rate at December 31, 2015.
For the nine-month periods ended September 30, 2016 and 2015, the Company recorded a $7.7 million benefit and $16.9 million provision for income taxes, respectively.  The effective income tax rates for the Company for the nine-month periods ended September 30, 2016 and 2015 were 19% and 90%, respectively.  The variance in the effective tax rates for the nine-month period ended September 30, 2016 as compared to the nine-month period ended September 30, 2015 was due primarily to the valuation allowance recorded on jurisdictions with pretax losses from the acquisition of Biotie during the six-month period ended June 30, 2016 for which no tax benefit can be recognized, partially offset by a non-deductible $8.8 million payment in July 2015 to the former equity holders of Neuronex and the Company being able to receive a benefit in 2016 for the Federal research and development tax credits as a result of passed legislation making the tax credit permanent.  The Company was not able to benefit from the Federal research and development tax credits for the nine-month period ended September 30, 2015, however, the Company was able to receive the benefit for this tax credit in the effective tax rate at December 31, 2015.

The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development.  Any changes to the valuation allowance or deferred tax assets and liabilities in the future would impact the Company's income taxes.
(8) Fair Value Measurements
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves.  Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.  The Company's Level 1 assets consist of time deposits, money market funds and investments in a Treasury money market fund and the Company's Level 2 assets consist of high-quality government bonds that are valued using observable market prices.  The Company's Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach.  No changes in valuation techniques occurred during the three or nine-month periods ended September 30, 2016.  The estimated fair values of all of our financial instruments approximate their carrying values at September 30, 2016, except for the fair value of the Company's convertible senior notes, which was approximately $276 million as of September 30, 2016.  The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).
(In thousands)	Level 1	Level 2	Level 3
September 30, 2016
Assets Carried at Fair Value:
Cash equivalents	$25,519	$—	$—

Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	75,400

December 31, 2015
Assets Carried at Fair Value:
Cash equivalents	$70,504	$13,009	$—
Short-term investments	—	200,101	—

Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	63,500

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.
Acquired contingent consideration
(In thousands)	Three-month period ended September 30, 2016	Three-month period ended September 30, 2015	Nine-month period ended September 30, 2016	Nine-month period ended September 30, 2015
Acquired contingent consideration:
Balance, beginning of period	$71,700	$56,800	$63,500	$52,600
Fair value change to contingent consideration (unrealized) included in the statement of operations	3,700	3,200	11,900	7,400
Balance, end of period	$75,400	$60,000	$75,400	$60,000

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from CVT-301, a phase 3 candidate for the treatment of OFF periods of Parkinson's disease and CVT-427, a Phase I candidate.  CVT-427 is an inhaled triptan intended for acute treatment of migraine using the ARCUS delivery system.  Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied.  Some of the more significant assumptions made in the valuation include (i) the estimated CVT-301 and CVT 427 revenue forecasts, (ii) probabilities of success, and (iii) discount periods and rate.  The probability of achievement of revenue milestones ranged from 43.9% to 70% with milestone payment outcomes ranging from $0 to $54 million in the aggregate for CVT-301 and CVT-427.  The valuation is performed quarterly.  Gains and losses are included in the statement of operations.  For the three and nine-month periods ended September 30, 2016, changes in the fair value of the acquired contingent consideration were due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions.
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
(9) Investments

The Company held no short-term available-for-sale debt securities at September 30, 2016 as compared to $200.1 million at December 31, 2015 as these investments were either sold or matured during the three-month period ended March 31, 2016 to facilitate the Biotie acquisition.  The contractual maturities of available-for-sale debt securities held at December 31, 2015 were greater than 3 months but less than 1 year.
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses		Estimated fair value
September 30, 2016
U.S. Treasury bonds	$—	$—	$	(—)	$—
December 31, 2015
U.S. Treasury bonds	200,244	—		(143)	200,101
Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $25.5 million and $83.5 million as of September 30, 2016 and December 31, 2015, respectively.

Unrealized holding gains and losses are reported within accumulated other comprehensive (loss) (AOCI) in the statements of comprehensive income.  The changes in AOCI associated with the unrealized holding (losses) on available-for-sale investments during the nine-month period ended September 30, 2016, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2015	$(119)
Other comprehensive loss before reclassifications:	—
Amounts reclassified from accumulated other comprehensive loss	119
Net current period other comprehensive income	119
Balance at September 30, 2016	$—

(10) Debt Obligations
Asset Based Loan
On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders (the "Administrative Agent").
The Credit Agreement provides the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million.  Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable, inventory and equipment of the Company and certain of its U.S. subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the Administrative Agent at its discretion (not to be exercised unreasonably).  Based on the Company's eligible accounts receivable and inventory and other components of the borrowing base, the availability under the facility was approximately $60 million as of September 30, 2016.
Amounts drawn under the facility will bear interest, at the Company's option, at (i) an alternate base rate (the highest of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 0.5%, and (c) the LIBOR rate (adjusted for statutory reserve requirements for eurocurrency liabilities) plus 1%) plus 1.5%, or (ii) the LIBOR rate (adjusted for statutory reserve requirements for eurocurrency liabilities) plus 2.5%.  The facility is subject to an annual commitment fee of either 0.375% or 0.50%, depending on the amounts already drawn under the facility.  As of September 30, 2016, there were no amounts drawn under the facility.

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
Non-convertible Capital Loans
Non-convertible capital loans ("Tekes Loans") granted by Tekes, a Finnish Funding Agency for Technology and Innovation, with an adjusted acquisition-date fair value of $23.3 million (€20.6 million) and a carrying value of $23.2 million as of September 30, 2016.  The Tekes Loans are comprised of fourteen non-convertible loans granted by Tekes.  The maturity dates for the Tekes Loans range from eight to ten years.  These loans bear interest based on the greater of 3% or the base rate set by Finland's Ministry of Finance minus one (1) percentage point.  According to certain terms and conditions of the Tekes Loans, Biotie may repay the principal amounts of these loans and the accrued and unpaid interest only if the restricted equity of Biotie, including its consolidated subsidiaries, is positive (fully covered).
Convertible Capital Loan
Convertible capital loan issued to certain shareholders and venture capital organizations with an acquisition-date fair value of $6.0 million (€5.3 million) and a carrying value of $6.0 million as of September 30, 2016.  The loan bears cash interest at a rate of 10% per annum, payable annually each year.  The convertible capital loan is subject to certain terms and restrictive conditions as it relates to interest payments and repayment of the loan.  The loan will yield interest from the fiscal years in which the financial statements do not present sufficient funds available for profit distribution; however, interest on the loan may be paid if Biotie, including its subsidiaries, has sufficient funds for profit distribution as of the most recently ended fiscal year.  The loan may be repaid only if the restricted equity of Biotie, including its consolidated subsidiaries, for the last financial period is sufficient to repay the loan.  Pursuant to the terms of the loan agreement, the loan is convertible at any time at the option of the holders into 828,000 common shares of Biotie.  The conversion rates for the loan are €1.8688 per share for 540,000 of the shares and €2.3359 for the remaining 288,000 of the shares.
Research and Development Loans
Research and Development Loans ("R&D Loans") granted by Tekes with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $3.0 million as of September 30, 2016.  The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland's Ministry of Finance minus three (3) percentage points.  The repayment of these loans shall be initiated after five years, thereafter the loan principal shall be paid in equal installments over a 5 year period.

(11) Commitments and Contingencies
The Company's long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  Under certain supply agreements and other agreements with manufacturers and suppliers, the Company is required to make payments for the manufacture and supply of its clinical and approved products.  The Company's major outstanding contractual obligations are for payments related to its convertible notes, capital loans, operating leases and commitments to purchase inventory.  The following table summarizes the contractual obligations at September 30, 2016 and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods:
	Payments due by period (1)(9)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible Senior Notes (2)	$374,575	$6,038	$12,075	$356,462
Convertible note payable (3)	1,144	1,144	—	—
Capital loans (4) (6)	20,089	—	—	—
Research and development loans (5) (6)	3,002	600	1,201	1,201
Operating leases (7)	31,659	6,255	12,258	13,146
Inventory purchase commitments (8)	34,980	34,980	—	—
Total	$465,449	$49,017	$25,534	$370,809

__________________________

(1)
Excludes a liability for uncertain tax positions totaling $6.3 million.  This liability has been excluded because the Company cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

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

Operating Leases
Biotie Leases

In connection with the acquisition of Biotie, the Company assumed two existing leases in Turku, Finland and South San Francisco, California.  The lease for Biotie's headquarters in Turku, Finland, was entered into on June 27, 2013.  This lease will expire in November 2016, after which Biotie may extend the lease for an additional six months.  The lease provides for monthly rent payments during the lease term.  On August 20, 2013, Biotie entered into a 60-month lease for its clinical space located in South San Francisco, California.  This lease provides for monthly rent payments during the lease term.  This lease will expire in December 2018.
Future minimum commitments under all of the Company's non-cancelable operating leases subsequent to September 30, 2016 are as follows:
(In thousands)
2016	$1,564
2017	6,252
2018	6,347
2019	5,821
2020	5,966
Later years	18,192
$44,142

Rent expense under the Company's operating leases during the three and nine-month periods ended September 30, 2016, was approximately $1.6 million, and $4.3 million, respectively.

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
Biotie Acquisition
In January 2016, we announced that we had entered into a combination agreement to acquire Biotie Therapies Corp.  On September 30, 2016, we completed the acquisition of 100% of the capital stock of Biotie.  Previously, in April and May, 2016, we had acquired approximately 97% of the fully diluted capital stock of Biotie pursuant to public tender offers.  On September 30, 2016, we acquired shares representing the remaining approximately 3% of Biotie's fully diluted capital stock pursuant to compulsory redemption proceedings under Finnish law that we had initiated in April 2016.  Pursuant to these redemption proceedings, we were entitled to acquire these remaining Biotie shares in exchange for our provision of a cash security deposit pending a final determination and payment of the redemption price for these shares.
As a result of the acquisition, we have obtained worldwide rights to tozadenant, an oral adenosine A2a receptor antagonist currently in Phase 3 development as an adjunctive treatment to levodopa in Parkinson's disease patients to reduce OFF time.  A2a receptor antagonists have the potential to be the first new class of drug for Parkinson's disease in over 20 years.  We believe that tozadenant will be complementary to our other Phase 3 product for Parkinson's disease, CVT-301, because while tozadenant is aimed at reducing overall OFF time, CVT-301 is aimed at rapid improvement of OFF periods when they occur.  The tozadenant Phase 3 clinical trial is currently enrolling and Biotie expects that the efficacy phase of this trial will be clinically complete by the end of 2017, with the safety phase continuing thereafter.  We project that, if approved, tozadenant could generate peak annual U.S. net revenue of more than $400 million.
Further expanding our pipeline, with the acquisition of Biotie, we have also obtained global rights to SYN-120, an oral, 5-HT6/5-HT2A dual receptor antagonist for Parkinson's-related dementia, in Phase 2 development with support from the Michael J. Fox Foundation.  Also, Biotie receives double digit royalties from sales of Selincro, a European Medicines Agency (EMA)-approved orally administered therapy for alcohol dependence therapy.  Selincro has been introduced across Europe by Biotie's partner, H. Lundbeck A/S, a Danish pharmaceutical company specializing in central nervous system products.  Selincro is not approved for use in the U.S. and is not under development for use in the U.S.
2016 Financing Transactions
Concurrently with the announcement of the Biotie transaction described above, we announced two separate financing transactions.  The first was a private placement of 2,250,900 shares of our common stock for an aggregate purchase price of approximately $75 million.  We paid discounts and commissions of $2,250,900 in connection with the private placement, which settled on January 26, 2016.  We used the net proceeds from the private placement to fund, in part, the Biotie acquisition.  We also announced a commitment from JPMorgan Chase, N.A. for an asset-based credit facility for up to $60 million, which we entered into on June 1, 2016.  Availability under the facility is subject to a borrowing base, which is based on our and certain of our U.S. subsidiaries' eligible accounts receivable, inventory and equipment, after adjusting for customary factors that are subject to modification from time to time by the administrative agent under the facility at its discretion (not to be exercised unreasonably).  Based on our eligible accounts receivable and inventory and other components of the borrowing base, the availability under the facility was approximately $60 million as of September 30, 2016.

Ampyra
General
Ampyra was approved by the FDA in January 2010 for the improvement of walking in people with MS.  To our knowledge, Ampyra is the first and only drug approved for this indication.  Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive).  Ampyra was made commercially available in the U.S. in March 2010.  Net revenue for Ampyra was $128.8 million for the three-months ended September 30, 2016 and $117.0 million for the three-months ended September 30, 2015.
Since the March 2010 launch of Ampyra, more than 110,000 people with MS in the U.S. have tried Ampyra.  We believe that Ampyra is increasingly considered by many neurologists a standard of care to improve walking in people with MS.  As of September 30, 2016, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends.  These refill rates exclude patients who started Ampyra through our 60 day free trial program.  Our 60 day free trial program provides eligible patients with two months of Ampyra at no cost.  During the first three quarters of 2016, on average, approximately 80% of new Ampyra patients were enrolled in our 60 day free trial program.  The program is in its fifth year, and data show that participants in the 60 day free trial program have higher compliance and persistency rates over time compared to patients that are not in the program.  Approximately 50% of patients who initiate Ampyra therapy with the 60 day free trial program convert to paid prescriptions.
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
Ampyra is distributed in the U.S. exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies.  The specialty pharmacy providers that deliver Ampyra by mail, and Kaiser Permanente, are contractually obligated to hold no more than an agreed number of days of inventory, ranging from 10 to 30 calendar days, and some have agreed to hold a minimum of 10 business days of inventory.
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
●
The first is U.S. Patent No. 8,007,826, with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  Based on the final patent term adjustment calculation of the United States Patent and Trademark Office, or USPTO, this patent will extend into 2027.

●
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

●
The third is U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2026.

●
The fourth is U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.  This patent is set to expire in 2025.

●
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
Research & Development Programs
We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson's disease,  post-stroke walking difficulties, migraine, and MS.  Our pipeline includes the programs described below as well as the Biotie programs described above.
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
In December 2014, we announced that the first patient was enrolled in a Phase 3 study of CVT-301 for the treatment of OFF periods in Parkinson's disease.  The last patient out of the efficacy trial is expected by the end of 2016 and data is expected in the first quarter of 2017.  We had a pre-NDA (New Drug Application) meeting with the FDA during the third quarter of 2016 and have received the FDA's minutes of that meeting.  Based on the expected timing of the last patient out of the Phase 3 efficacy trial by the end of 2016, as well as the minutes confirming our conversation with the FDA, we expect to file the NDA submission in the second quarter of 2017.  We expect that the NDA will be filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®.  Based on  interactions with the FDA, we believe a single Phase 3 efficacy study will be needed for filing an NDA, supported by existing Phase 2b data.  A separate long-term safety study is also required and is ongoing.  This is a 12-month, open-label study evaluating CVT-301 against non-interventional standard of care.  We expect data from the safety study in the first quarter of 2017.  We are projecting that, if approved, annual peak net revenue of CVT-301 in the U.S. alone could exceed $500 million.
In June 2015, we presented data from a Phase 2b clinical trial of CVT-301 at the 19th International Congress of Parkinson's Disease and Movement Disorders (MDS).  The data showed that patients experiencing an OFF period, treated with CVT-301, experienced significantly greater improvements in motor function than patients treated with an inhaled placebo; the difference in improvement was already apparent 10 minutes after dosing and was durable for at least an hour, the longest time point at which patients were measured.  In April 2016, data from this clinical trial were one of six platform presentations highlighted during the Movement Disorders Invited Science Session at the 68th Annual Meeting of the American Academy of Neurology.  In June 2016, data from this clinical trial was also presented in three posters during the 20th International Congress of Parkinson's Disease and Movement Disorders (MDS).  In October 2016, we announced that results from Phase 1, Phase 2a and preclinical studies of CVT-301 were featured in the current edition of Science Translational Medicine.
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

In December 2015, we initiated and completed a Phase 1 safety/tolerability and pharmacokinetic clinical trial of CVT-427 for acute treatment of migraine.  Based on initial study analyses, we are planning to advance the development program and are designing protocols for the next studies.  In June 2016, at the 58th Annual Scientific Meeting of the American Headache Society, we presented pharmacokinetic data from the Phase 1 trial which showed that CVT-427 showed increased bioavailability and faster absorption compared to oral and nasal administration of the same active ingredient in healthy adults.  In particular, the data showed that CVT-427 had a median Tmax of about 12 minutes for all dose levels compared to 1.5 hours for the oral tablet and 3.0 hours for the nasal spray.  There were no serious adverse events, dose-limiting toxicities or study discontinuations due to adverse events reported after administration of CVT-427.  The most commonly reported treatment-emergent adverse events were cough, chest discomfort, headache, and feeling hot.  Apart from cough, single dose CVT-427 tolerability was generally consistent with the known safety profile of zolmitriptan.  We initiated a special population study to evaluate safe inhalation in patients with asthma and in smokers in September, 2016 and, upon successful completion of the study, we plan to advance the program into Phase 2 in the first half of 2017.

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
Given the progress of our development of a once-daily (QD) formulation of dalfampridine, we have made the decision to stop enrollment of the Phase 3 clinical trial and conduct an unblinded analysis of the trial data.  Data are expected in the fourth quarter of 2016.  If the data for the Phase 3 BID clinical trial and the Phase 1 pharmacokinetic QD testing are positive, we plan to move forward with the Phase 3 program in the second half of 2017, contingent on discussions with the FDA and the outcomes of the ANDA litigation and the inter partes review proceedings relating to our Ampyra patents.
rHIgM22
We are developing rHIgM22, a remyelinating antibody, as a potential therapeutic for MS.  We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions.  In April 2013, we initiated a Phase 1 clinical trial of rHIgM22 to assess the safety and tolerability of rHIgM22 in patients with MS.  The study also includes several exploratory clinical, imaging and biomarker measures.  We announced top-line safety and tolerability results in February 2015.  The trial, which followed participants for up to six months after receiving a single dose of rHIgM22, found no dose-limiting toxicities at any of the five dose levels studied.  In April 2015, we presented additional safety data from this trial at the 67th American Academy of Neurology Annual Meeting.  The additional data showed that rHIgM22 was well tolerated in each of the five doses, supporting additional clinical development.  In October 2015, we presented pharmacokinetics from the trial in patients with stable MS, confirming that rHIgM22 penetrates the central nervous system.  This data was presented at the 31st Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) annual meeting.  We are advancing clinical development of rHIgM22 for MS.  We are currently enrolling a Phase 1 trial using one of two doses of rHIgM22 or placebo in people with MS who are experiencing an acute relapse.  In addition to assessing safety and tolerability during an acute relapse, the study includes exploratory efficacy measures such as a timed walk, magnetization transfer ratio imaging of lesion myelination in the brain and various biomarkers.  We expect to complete the trial in the second half of 2017.
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
In October 2013, we commenced a second clinical trial of cimaglermin.  This Phase 1b single-infusion trial in people with heart failure is assessing tolerability of three dose levels of cimaglermin, which were tested in the first trial, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy.  In June 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) (elevated ALT, AST and bilirubin), based on blood test results.  We also received a notification of clinical hold from the FDA following submission of this information, and the trial remains subject to this clinical hold.  The abnormal blood tests resolved within several days, as was the case with the one case of hepatotoxicity reported in the previous Phase 1 study noted above.  The 22 patients who were dosed in the trial have completed the pre-planned one year of follow up.  Outside of the hepatotoxicity case, the safety profile from this trial was consistent with our first Phase 1 trial, but efficacy data was inconclusive which we believe was in part due to the very small number of patients in the trial.  We have ongoing analyses and non-clinical studies to further define the nature of the bilirubin signal.  We have met with the FDA to present analysis of the data from the cimaglermin studies, as well as data from non-clinical studies, as part of our request that the program be removed from clinical hold.
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
Corporate Update

In October, 2016 we announced the departure of Mr. Michael Rogers, our former Chief Financial Officer.  Mr.

Rogers is expected to serve as a consultant to the company through the end of 2016.
In connection with Mr. Rogers' departure from the Company, David Lawrence, previously Chief of Business Operations, assumed the role of Chief, Business Operations and Principal Accounting Officer.  He will also carry out principal financial officer responsibilities.  Andrew Hindman, the Company's Chief Business Development Officer, assumed responsibility for Financial Planning and Analysis and Investor Relations.
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

Development Pipeline Goals

Our planned goals and key initiatives with respect to our pipeline during 2016 and beyond are as follows:

•
Continue progressing our Phase 3 clinical study of CVT-301 for the treatment of OFF periods in Parkinson's disease.  The last patient out of the efficacy trial is expected by the end of 2016 and data is expected by the first quarter of 2017.  We had a pre-NDA (New Drug Application) meeting with the FDA during the third quarter of 2016 and have received the FDA's minutes of that meeting.  Based on the expected timing of the last patient out of the Phase 3 efficacy trial by the end of 2016, as well as the minutes confirming our conversation with the FDA, we expect to file the NDA submission in the second quarter of 2017.  We also expect to announce data from our 12-month safety study, an open-label study evaluating CVT-301 against non-interventional standard of care, in the first quarter of 2017.

•
Continue progressing Biotie's Phase 3 clinical trial of tozadenant, an oral adenosine A2a receptor antagonist being developed as an adjunctive treatment to levodopa in Parkinson's disease patients to reduce OFF time.  The clinical trial is currently enrolling and Biotie expects that the efficacy phase of this trial will be clinically complete by the end of 2017, with the safety phase continuing thereafter.

•
Proceed with an unblinded analysis of clinical trial data from our Phase 3 clinical trial assessing the use of a twice-daily (BID) formulation of dalfampridine as a treatment for post-stroke walking difficulties (PSWD) after experiencing an ischemic stroke.  Data are expected in the fourth quarter of 2016.  Data from the Phase 1 multi-dose pharmacokinetic testing for once-daily (QD) dalfampridine are also expected in the fourth quarter of 2016.  If the data for both are positive, we plan to move forward with the Phase 3 program in the second half of 2017, contingent on discussions with the FDA and the outcomes of the ANDA litigation and the inter partes review proceedings relating to our Ampyra patents.

●
Based on initial study analyses of a completed Phase 1 safety/tolerability and pharmacokinetic clinical trial of CVT-427, we are planning to advance the development program and are designing protocols for the next studies.  We initiated a special population study to evaluate safe inhalation in patients with asthma and in smokers in September, 2016 and, upon successful completion of the study, we plan to advance the program into Phase 2 in the first half of 2017.

●
In June 2015 we announced that we had stopped enrollment in our second clinical trial of cimaglermin based on the occurrence of a case of hepatotoxicity (liver injury) (elevated ALT, AST and bilirubin), based on blood test results.  We also received a notification of clinical hold from the FDA following submission of this information, and the trial remains subject to the clinical hold.  The 22 patients who were dosed in the trial have completed the pre-planned one year of follow up.  Outside of the hepatotoxicity case, the safety profile from this trial was consistent with our first Phase 1 trial, but efficacy data was inconclusive which we believe was in part due to the very small number of patients in the trial.  We have ongoing analyses and non-clinical studies to further define the nature of the bilirubin signal.  We have met with the FDA to present analysis of the data from the cimaglermin studies, as well as data from non-clinical studies, as part of our request that the program be removed from clinical hold.

•
We are currently enrolling a Phase 1 trial of rHIgM22 using one of two doses of rHIgM22 or placebo in people with MS who are experiencing an acute relapse.  In addition to assessing safety and tolerability during an acute relapse, the study includes exploratory efficacy measures such as a timed walk, magnetization transfer ratio imaging of lesion myelination in the brain and various biomarkers.  We expect to complete the trial in the second half of 2017.

Results of Operations
Three-Month Period Ended September 30, 2016 Compared to September 30, 2015
Net Product Revenues

Ampyra
We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  We recognized net revenue from the sale of Ampyra to these customers of $128.8 million and $117.0 million for the three-month periods ended September 30, 2016 and 2015, respectively, an increase of $11.8 million, or 10.1%.  The net revenue increase was composed of net volume increases of $3.0 million due to greater demand, due in part to the success of certain marketing programs such as our 60 day free trial program and price increases net of discount and allowance adjustments of $8.8 million.  Effective January 1, 2016, we increased our sale price to our customers by 10.95%.

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

Other Product Revenues

We recognized net revenue from the sale of other products of $(0.3) million for the three-month period ended September 30, 2016, as compared to $24.3 million for the three-month period ended September 31, 2015, a decrease of $24.6 million.  Other product revenues for the three-month period ended September 30, 2016 includes a charge of $1.3 million due to an increase in current and estimated future returns for Zanaflex.  Other product revenues for the three-month period ended September 30, 2015 include the recognition of a one-time increase in net revenue of $22.2 million, representing previously deferred net product sales of Zanaflex resulting from the Company's change in revenue recognition policy to the sell-in method of revenue recognition.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended September 30, 2016 and 2015, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement.  We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $2.6 million and $2.5 million in royalty revenue for the three-month periods ended September 30, 2016 and 2015, respectively, related to ex-U.S. sales of Fampyra by Biogen.

We recognized $1.0 million and $2.1 million in royalty revenue for the three-month periods ended September 30, 2016 and 2015, respectively, related to the authorized generic sale of Zanaflex Capsules.

We recognized $1.1 million in royalty revenue for the three-month period ended September 30, 2016 related to sales of Selincro.

Cost of Sales

We recorded cost of sales of $27.6 million for the three-month period ended September 30, 2016 as compared to $24.7 million for the three-month period ended September 30, 2015.  Cost of sales for the three-month period ended September 30, 2016 consisted primarily of $22.2 million in inventory costs related to recognized revenues, $2.9 million in royalty fees based on net product shipments and costs related to Biotie of $2.3 million.

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

Cost of License Revenue
We recorded cost of license revenue of $0.2 million for the three-month periods ended September 30, 2016 and 2015, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.
Research and Development
Research and development expenses for the three-month period ended September 30, 2016 were $54.8 million as compared to $43.3 million for the three-month period ended September 30, 2015, an increase of approximately $11.5 million, or 26.6%.  The increase was due primarily to spending for products acquired as a result of the Biotie acquisition of $8.9 million and an increase in spending for CVT-301 and CVT-427 of $8.4 million.  The increase was also due to additional research and development staffing costs of $2.4 million, and increased spending of $1.4 million for our Ampyra life cycle management program, partially offset by a reduction in spending of $8.4 million for our Plumiaz program which was discontinued in May 2016, and decreased spending on our cimaglermin program of $1.6 million.
Selling, General and Administrative
Sales and marketing expenses for the three-month period ended September 30, 2016 were $24.8 million compared to $25.1 million for the three-month period ended September 30, 2015, a decrease of approximately $0.4 million, or 1.6%.  The decrease was attributable to a decrease in overall marketing, selling, distribution, and market research expenses of $0.3 million, and other selling related expenses of $0.2 million, partially offset by an increase in compensation and benefits costs of $0.1 million.

General and administrative expenses for the three-month period ended September 30, 2016 were $30.0 million compared to $26.0 million for the three-month period ended September 30, 2015, an increase of approximately $4.0 million, or 15.4%.  This increase was primarily due to increases in legal expenses of $4.1 million and spending at Biotie of $1.1 million, partially offset by reductions in staff compensation and other expenses of $1.1 million.
Changes in Fair Value of Acquired Contingent Consideration
As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products.  Acorda acquired this contingent consideration as part of the Civitas acquisition.  The fair value of that future royalty is assessed quarterly.  We recorded expenses pertaining to changes in the fair-value of acquired contingent consideration of $3.7 million for the three-month period ended September 30, 2016 as compared to $3.2 million for the three-month period ended September 30, 2015.  Changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Income / Expense
Other expense was $4.5 million for the three-month period ended September 30, 2016 compared to other expense of $4.0 million for the three-month period ended September 30, 2015, a difference of $0.5 million.  The difference is due primarily to an increase in interest and amortization of debt discount expense of approximately $0.4 million and realized losses on foreign currency exchange of approximately $0.2 million, partially offset by a reduction in interest income of approximately $0.1 million.
Benefit from /Provision for Income Taxes
For the three-month periods ended September 30, 2016 and 2015, the Company recorded a $3.0 million and $17.8 million provision for income taxes, respectively.  The effective income tax rates for the Company for the three-month periods ended September 30, 2016 and 2015 were 30% and 82%, respectively.  The variance in the effective tax rates for the three-month period ended September 30, 2016 as compared to the three-month period ended September 30, 2015 was due primarily to the valuation allowance recorded on jurisdictions with pretax losses from the acquisition of Biotie during the three-month period ended June 30, 2016 for which no tax benefit can be recognized, partially offset by non-deductible $8.8 million payment in July 2015 to the former equity holders of Neuronex and the Company being able to receive a benefit in 2016 for the Federal research and development tax credits as a result of passed legislation making the tax credit permanent.  The Company was not able to benefit from the Federal research and development tax credits for the three-month period ended September 30, 2015, however, the Company was able to receive the benefit for this tax credit in the effective tax rate at December 31, 2015.
The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development.  Any changes to the valuation allowance or deferred tax assets and liabilities in the future would impact the Company's income taxes.
Nine-Month Period Ended September 30, 2016 Compared to September 30, 2015
Net Product Revenues

Ampyra
We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc.  We recognized net revenue from the sale of Ampyra to these customers of $360.6 million as compared to $315.0 million for the nine-month periods ended September 30, 2016 and 2015, respectively, an increase of $45.6 million, or 14.5%.  The net revenue increase was composed of net volume increases of $20.0 million, due to, in part, the success of certain marketing programs such as our 60 day free trial program and price increases net of discount and allowance adjustments of $25.6 million.  Effective January 1, 2016, we increased our sale price to our customers by 10.95%.

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

Other Product Revenues

We recognized net revenue from the sale of other products of $(1.2) million for the nine-month period ended September 30, 2016, as compared to $27.4 million for the nine-month period ended September 30, 2015, a decrease of $28.6 million.  Other product revenues for the nine-month period ended September 30, 2016 includes a charge of $5.5 million due to an increase in current and estimated future returns for Zanaflex.  Other product revenues for the nine-month period ended September 30, 2015 include the recognition of a one-time increase in net revenue of $22.2 million, representing previously deferred net product sales of Zanaflex resulting from the Company's change in revenue recognition policy to the sell-in method of revenue recognition.
Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $6.8 million in license revenue for the nine-month periods ended September 30, 2016 and 2015, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement.  We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $7.8 million and $7.3 million in royalty revenue for the nine-month periods ended September 30, 2016 and 2015, respectively related to ex-U.S. sales of Fampyra by Biogen.

We recognized $3.1 million and $5.3 million in royalty revenue for the nine-month periods ended September 30, 2016 and 2015, respectively, related to the authorized generic sale of Zanaflex Capsules.

We recognized $1.9 million in royalty revenue for the period April 18, 2016 through September 30, 2016 related to sales of Selincro.

Cost of Sales

We recorded cost of sales of $77.3 million for the nine-month period ended September 30, 2016 as compared to $65.9 million for the nine-month period ended September 30, 2015.  Cost of sales for the nine-month period ended September 30, 2016 consisted primarily of $62.6 million in inventory costs related to recognized revenue, $8.2 million in royalty fees based on net product shipments and costs related to Biotie of $4.2 million.  Cost of sales also included $1.5 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the nine-month period ended September 30, 2016.

Cost of sales for the nine-month period ended September 30, 2015 consisted primarily of $55.6 million in inventory costs related to recognized revenues, $7.2 million in royalty fees based on net product shipments, $0.4 million in amortization of intangible assets, and $0.3 million in period costs related to freight, stability testing, and packaging. Cost of sales also included $2.5 million, which represents the cost of Zanaflex Capsules authorized generic product sold for the nine-month period ended September 30, 2015.

Cost of License Revenue
We recorded cost of license revenue of $0.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.
Research and Development
Research and development expenses for the nine-month period ended September 30, 2016 were $149.6 million as compared to $105.2 million for the nine-month period ended September 30, 2015, an increase of approximately $44.4 million, or 42.2%.  The increase was primarily due to increased spending for CVT-301 and CVT-427 of $24.9 million, spending for products acquired as a result of the Biotie acquisition of $16.3 million, and an increase in overall research and development staff, compensation and related expenses of $6.8 million to support the research and development initiatives related to our product pipeline.  The increase was also due to increases in expenses for various other research and development programs, including $5.6 million related to our life cycle management program for Ampyra.  The increases in research and development expenses for the nine-month period ended September 30, 2016 were partially offset by decrease of $5.0 million related to the Plumiaz program, a decrease in spending of $3.4 million related to our Cimaglermin program and a decrease of $0.8 million related to the NP-1998 program.
Selling, General and Administrative
Sales and marketing expenses for the nine-month period ended September 30, 2016 were $77.3 million compared to $76.2 million for the nine-month period ended September 30, 2015, an increase of approximately $1.1 million, or 1.4%.  The increase was primarily attributable to an increase in compensation and benefits costs of $1.1 million.
General and administrative expenses for the nine-month period ended September 30, 2016 were $99.1 million compared to $76.4 million for the nine-month period ended September 30, 2015, an increase of approximately $22.7 million, or 29.7%.  This increase was due primarily to an increase in business development costs of $10.0 million, spending at Biotie of $7.8 million, increased legal spending of $7.6 million and increased accounting and finance spending of $1.7 million.  The increase in general and administrative expenses for the nine-month period ended September 30, 2016 were partially offset by a decrease in staff compensation and other expenses of $3.1 million and a decrease in spending on medical affairs of $1.1 million.
Changes in Fair Value of Acquired Contingent Consideration
As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products.  Acorda acquired this contingent consideration as part of the Civitas acquisition.  The fair value of that future royalty is assessed quarterly.  We recorded a $11.9 million expense pertaining to changes in the fair-value of our acquired contingent consideration for the nine-month period ended September 30, 2016 as compared to $7.4 million for the nine-month period ended September 30, 2015.  The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.
Other Income / Expense
Other expense was $3.5 million for the nine-month period ended September 30, 2016 compared to other expense of $11.4 million for the nine-month period ended September 30, 2015, a difference of approximately $7.9 million.  The decrease was due primarily to an increase in other income of $9.6 million which was primarily related to a realized gain on the settlement of foreign currency options of $9.9 million, partially offset by realized losses on foreign currency exchange of approximately $1.7 million.
Benefit From / Provision for Income Taxes
For the nine-month periods ended September 30, 2016 and 2015, the Company recorded a $7.7 million benefit and $16.9 million provision for income taxes, respectively.  The effective income tax rates for the nine-month periods ended September 30, 2016 and 2015 were 19% and 90.0%, respectively.  The variance in the effective tax rates for the nine-month period ended September 30, 2016 as compared to the nine-month period ended September 30, 2015 was due primarily to the valuation allowance recorded on jurisdictions with pretax losses from the acquisition of Biotie during the six-month period ended June 30, 2016 for which no tax benefit can be recognized, partially offset by a non-deductible $8.8 million payment in July 2015 to the former equity holders of Neuronex and the Company being able to receive a benefit in 2016 for the Federal research and development tax credits as a result of passed legislation making the tax credit permanent.  The Company was not able to benefit from the Federal research and development tax credits for the nine-month period ended September 30, 2015, however, the Company was able to receive the benefit for this tax credit in the effective tax rate at December 31, 2015.
The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets and liabilities in the future would impact the Company's income taxes.
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
At September 30, 2016, we had $127.9 million of cash, cash equivalents and short-term investments, compared to $353.3 million at December 31, 2015.  We expect that our existing cash, cash flows from operations, and availability under the asset-based credit facility which closed on June 1, 2016, will be sufficient to fund our ongoing operations.
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
Financing Arrangements
Saints Capital Notes
As of September 30, 2016, we had $1.1 million of outstanding convertible promissory notes, which amount includes accrued interest payable to Saints Capital.  This note will paid in full in January 2017.
Convertible Senior Notes
In June 2014, the Company entered into an underwriting agreement (the Underwriting Agreement) with J.P. Morgan Securities LLC (the Underwriter) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the Notes) in an underwritten public offering pursuant to the Company's Registration Statement on Form S-3 (the Registration Statement) and a related preliminary and final prospectus supplement, filed with the Securities and Exchange Commission (the Offering).  The principal amount of the Notes included $45 million in aggregate principal that was purchased by the Underwriter pursuant to an option granted to the Underwriter in the Underwriting Agreement, which option was exercised in full.  The net proceeds from the offering, after deducting the Underwriter's discount and the offering expenses paid by the Company, were approximately $337.5 million.
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

Our outstanding note balances as of September 30, 2016 consisted of the following:

(In thousands)	September 30, 2016
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(47,889)
Net carrying amount	$297,111
Equity component	$61,195

Common Stock Private Placement
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
The Credit Agreement provides the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million.  Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable, inventory and equipment of the Company and certain of its U.S. subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the Administrative Agent at its discretion (not to be exercised unreasonably).  Based on the Company's eligible accounts receivable and inventory and other components of the borrowing base, the availability under the facility was approximately $60 million as of September 30, 2016.
Amounts drawn under the facility will bear interest, at the Company's option, at (i) an alternate base rate (the highest of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 0.5%, and (c) the LIBOR rate (adjusted for statutory reserve requirements for eurocurrency liabilities) plus 1%) plus 1.5%, or (ii) the LIBOR rate (adjusted for statutory reserve requirements for eurocurrency liabilities) plus 2.5%.  The facility is subject to an annual commitment fee of either 0.375% or 0.50%, depending on the amounts already drawn under the facility.  As of September 30, 2016, there were no amounts drawn under the facility.

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
Non-convertible Capital Loans
Non-convertible capital loans ("Tekes Loans") granted by Tekes, a Finnish Funding Agency for Technology and Innovation, with an adjusted acquisition-date fair value of $23.3 million (€20.6 million) and a carrying value of $23.2 million as of September 30, 2016.  The Tekes Loans are composed of fourteen non-convertible loans granted by Tekes.  The maturity dates for the Tekes Loans range from eight to ten years.  These loans bear interest based on the greater of 3% or the base rate set by the Finland's Ministry of Finance minus one (1) percentage point.  According to certain terms and conditions of the Tekes Loans, Biotie may repay the principal amounts of these loans and the accrued and unpaid interest only if the restricted equity of Biotie, including its consolidated subsidiaries is positive (fully covered).
Convertible Capital Loan
Convertible capital loan issued to certain shareholders and venture capital organizations with an acquisition-date fair value of $6 million (€5.3 million) and a carrying value of $6.0 million as of September 30, 2016.  The loan bears cash interest at a rate of 10% per annum, payable annually each year.  The convertible capital loan is subject to certain terms and restrictive conditions as it relates to interest payments and repayment of the loan.  The loan will yield interest from the fiscal years in which the financial statements do not present sufficient funds available for profit distribution; however, interest on the loan may be paid if Biotie, including its subsidiaries, has sufficient funds for profit distribution as of the most recently ended fiscal year.  The loan may be repaid only if the restricted equity of Biotie, including its consolidated subsidiaries, for the last financial period is sufficient to repay the loan.  Pursuant to the terms of the loan agreement, the loan is convertible at any time at the option of the holders into 828,000 common shares of Biotie.  The conversion rates for the loan are €1.8688 per share for 540,000 of the shares and €2.3359 for the remaining 288,000 of the shares.
Research and Development Loans
Research and Development Loans ("R&D Loans") were granted by Tekes with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $3.0 million as of September 30, 2016.  The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland's Ministry of Finance minus three (3) percentage points.  The repayment of these loans shall be initiated after five years, thereafter the loan principal shall be paid in equal installments over a 5 year period.
Investment Activities
At September 30, 2016, cash and cash equivalents were approximately $127.9 million, as compared to $153.2 million at December 31, 2015.  Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consists of time deposits and investments in money market funds.  At December 31, 2015, we held $200.1 million of short-term investments which consisted of U.S. Treasury bonds with original maturities greater than three months and less than one year.  Also, we maintain cash balances with financial institutions in excess of insured limits.  We do not anticipate any losses with respect to such cash balances.
Net Cash Provided by Operations
Net cash provided by operations was $2.8 million for the nine-month period ending September 30, 2016 while $16.2 million was provided by operations for the nine-month period ended September 30, 2015.  Cash provided by operations for the nine-month period ended September 30, 2016 was primarily due to a net loss of $32.5 million, an increase in accounts receivable of $17.0 million, a deferred tax benefit of $10.5 million, a realized gain on foreign currency transaction of $10.4 million, and an increase in inventory of $4.5 million, partially offset by non-cash share based compensation expense of $27.4 million, depreciation and amortization expense of $15.8 million, changes in acquired contingent consideration of $11.9 million, an increase in accounts payable, accrued expenses and other current liabilities of $9.6 million, amortization of debt discount and debt issuance costs of $7.1 million, and a decrease in restricted cash of $6.0 million.
Net Cash Used in Investing
Net cash used in investing activities for the nine-month period ended September 30, 2016 was $73.4 million, which was due primarily to cash used for the acquisition of Biotie, net of cash received of $268.1 million, purchases of investments of $40.2 million and purchases of property and equipment of $4.6 million, partially offset by proceeds from maturing investments of $240.0 million.
Net Cash Provided by Financing
Net cash provided by financing activities for the nine-month period ended September 30, 2016 was $45.2 million, which was due to $74.6 million in net proceeds from the issuance of common stock, partially offset by the purchase of the noncontrolling interest of $27.9 million and debt issuance costs of $1.5 million.
Contractual Obligations and Commitments
A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 10.  Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015.  As of September 30, 2016, with the exception of the addition of our policy on translation of foreign currency, the modification of our policy on segment and geographic information to reflect sales of Selincro and the adoption of ASU 2015-03, "Interest – Imputation of Interest" (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) in the three-month period ended March 31, 2016, our critical accounting policies have not changed materially from December 31, 2015.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our financial instruments consist of cash equivalents, short-term investments, grants receivable, convertible senior notes, convertible notes payable, asset based loan, convertible and non-convertible capital loans, research and development loans and accounts payable.  The estimated fair values of all of our financial instruments approximate their carrying values at September 30, 2016, except for the fair value of the Company's convertible senior notes which was approximately $276 million as of September 30, 2016.
We have cash equivalents at September 30, 2016, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change.  Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximates their fair value at September 30, 2016.  At September 30, 2016, we held $127.9 million in cash and cash equivalents which had an average interest rate of approximately 0.3%.

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
Item 4.  Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the third quarter of 2016, the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer.  Based on that evaluation, these officers have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to achieve their stated purpose.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations, and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.
Change in internal control over financial reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
Apotex

In August 2007, we received a Paragraph IV Certification Notice from Apotex Inc., advising that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking marketing approval for generic versions of Zanaflex Capsules.  In response to the filing of the ANDA, in October 2007, we filed a lawsuit against Apotex in the U.S. District Court for the District of New Jersey asserting infringement of our U.S. Patent No. 6,455,557.  In September 2011, the Court ruled against us and, following our appeal, in June 2012 the U.S. Court of Appeals for the Federal Circuit affirmed the decision.  We did not seek any further appeal of the decision.  In September 2011, we filed a citizen petition with the FDA requesting that the FDA not approve Apotex's ANDA because of public-safety concerns about Apotex's proposed drug.  In December 2011, Apotex filed suit against us in the U.S. District Court for the Southern District of New York.  In that suit, Apotex alleged, among other claims, that we engaged in anticompetitive behavior and false advertising in connection with the development and marketing of Zanaflex Capsules, including that the citizen petition we filed with the FDA delayed FDA approval of Apotex's generic tizanidine capsules.  In January 2012, we moved to dismiss or stay Apotex's suit.  In February 2012, the FDA denied the citizen petition that we filed and approved Apotex's ANDA for a generic version of Zanaflex Capsules.  Also in February 2012, Apotex filed an amended complaint that incorporated the FDA action, but otherwise made allegations similar to the original complaint.  Requested judicial remedies include monetary damages, disgorgement of profits, recovery of litigation costs, and injunctive relief.  Following our filing of a motion to dismiss the amended complaint, in 2013 the Court dismissed five of the six counts in the amended complaint, including all of the antitrust claims, leaving only a claim under the Lanham Act relating to alleged product promotional activities.  In October 2014, the Court granted our motion for summary judgment against Apotex's remaining claim.  Apotex has appealed both the motion to dismiss and summary judgment decisions to the Second Circuit Court of Appeals.  In May 2016, the Second Circuit Court of Appeals issued an opinion affirming the decision of the lower court.  Apotex did not appeal to the United States Supreme Court, and accordingly the decision of the Second Circuit Court of Appeals is final and non-appealable.

Ampyra ANDA Litigation

In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis Laboratories FL, Inc. ("Actavis"), Alkem Laboratories Ltd. and its affiliate Ascend Laboratories, LLC ("Alkem"), Apotex, Inc., Aurobindo Pharma Ltd. ("Aurobindo"), Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg.  The ANDA filers have challenged the validity of our Orange Book-listed patents for Ampyra, and they have also asserted that generic versions of their products do not infringe certain claims of these patents.  In response to the filing of these ANDAs, in July 2014, we filed lawsuits against these generic pharmaceutical manufacturing companies in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685.  Requested judicial remedies include recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-Book listed patents expire, or any later expiration of exclusivity to which we are or become entitled.  These lawsuits with the ANDA filers have been consolidated into a single case.  The U.S. District Court for the District of Delaware issued a Markman ruling in March, 2016, determining the scope and limitations of certain patent claims asserted in the litigation.  A bench trial was completed on September 23, 2016.  Post-trial briefing by the parties is expected to be completed in November, and we are waiting for the Court's decision.  We filed these lawsuits within 45 days from the date of receipt of each of the Paragraph IV Certification Notices.  As a result, a 30 month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act.  The 30 month stay starts from January 22, 2015, which is the end of the new chemical entity (NCE) exclusivity period for Ampyra.  This restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

In October and December 2015, we entered into settlement agreements with Actavis and Aurobindo to resolve the patent litigation that we brought against them in the U.S. District Court for the District of Delaware, described above.  As a result of the settlement agreements, Actavis and Aurobindo will be permitted to market generic versions of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances.  The Court entered an order dismissing the case against Actavis without prejudice in October 2015.  As a result of the settlement agreement with Aurobindo, and upon the request of the parties, the Court entered a Consent Order, in which it dismissed our litigation against Aurobindo in December 2015.  The parties have submitted the agreements to the Federal Trade Commission and the Department of Justice,

as required by federal law.  On August 2, 2016, we entered into a settlement agreement with Alkem to resolve the patent litigation that we brought against Alkem in the U.S. District Court for the District of Delaware, described above.  As a result of the settlement agreement, Alkem will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances.  As a result of the settlement agreement with Alkem, and upon the request of the parties, the Court entered a Consent Order, in which it dismissed our litigation against Alkem in August of 2016. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by Federal law.  On August 11, 2016, we entered into a settlement agreement with Accord Healthcare, Inc. and Intas Pharmaceuticals Limited (collectively "Accord") to resolve the patent litigation that we brought against Accord in the U.S. District Court for the District of Delaware, described above.  As a result of the settlement agreement, Accord will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances.  As a result of the settlement agreement with Alkem, and upon the request of the parties, the Court entered a Consent Order, in which it dismissed our litigation against Accord in August of 2016.  The parties will submit the agreement to the Federal Trade Commission and the Department of Justice, as required by state law.  The settlements with Actavis, Aurobindo, Alkem and Accord do not resolve pending patent litigation that we brought against the other ANDA filers, as described in this report.

In August 2014, Mylan Pharmaceuticals, Inc. and its parent, Mylan, Inc. (collectively, "Mylan"), filed a motion challenging the jurisdiction of the U.S. District Court for the District of Delaware.  In January 2015, the Court denied Mylan's motion to dismiss with respect to the ANDA filer, Mylan Pharmaceuticals, Inc.  Subsequently, in January 2015, the Court granted Mylan's request for an interlocutory appeal of its jurisdictional decision to the Federal Circuit Court of Appeals.  In March 2016, the Court of Appeals denied Mylan's appeal, and the case remains in the U.S. District Court for the District of Delaware.  Mylan requested the Federal Circuit Court of Appeals to reconsider its decision.  However, on June 20, 2016, the Federal Circuit Court of Appeals denied Mylan's request.  Mylan has filed an appeal with the United States Supreme Court.  The Company will defend itself vigorously throughout the appeal process.  Due to Mylan's motion to dismiss, we also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. Patents and requesting the same judicial relief as in the Delaware action.  In December 2014, we filed a motion in the Northern District of West Virginia to stay that action in deference to the Delaware proceeding and until the issue of jurisdiction has been decided.  In February 2014, the District Court for the Northern District of West Virginia granted our motion to stay the proceeding in that district until the Federal Circuit Court of Appeals decides Mylan's appeal of Delaware's jurisdictional decision.  The patent infringement case against Mylan, however, is still proceeding in Delaware along with the cases against the other ANDA filers.
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

In September 2015, the same hedge fund filed four separate IPR petitions with the PTO.  These later IPR petitions challenge the same two patents that were the subject of the February 2015 IPR petitions and also U.S. Patent Nos. 8,354,437 and 8,440,703.  The challenged patents are four of the five Ampyra Orange-Book listed patents.  We opposed the requests to institute these IPRs, but in March 2016 the PTAB decided to institute the IPR proceedings on all four patents.  We filed our complete Patent Owner's Response on July 8, 2016, and the hedge fund's response was filed on September 29, 2016.  Oral argument for the IPR is currently scheduled for December 9, 2016.  A ruling on the IPR petitions is expected in March 2017.  We are opposing those IPRs and defending our patents.  The 30-month statutory stay period based on patent infringement suits filed by Acorda against ANDA filers is not impacted by these filings, and remains in effect.

We will vigorously defend our intellectual property rights.
Item 1 of Part II of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2016, and June 30, 2016, include prior updates to the legal proceedings described above.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in our Quarterly Reports subsequently filed during the current fiscal year, all of which could materially affect our business, financial condition or future results.  These risks are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Following is the restated text of the risk factor relating to Ampyra competition appearing in our 2015 Annual Report on Form 10-K under the heading "If our competitors develop and market products that are more effective, safer or more convenient than our approved products, or obtain marketing approval before we obtain approval of future products, our commercial opportunity will be reduced or eliminated", to report changes since our publication of this risk factor in our 2015 10-K.
Ampyra.  We are aware that Adamas Pharmaceuticals, Inc. is developing ADS-5102 (amantadine hydrochloride) in patients with MS who have walking impairment, which may compete with Ampyra.  Catalyst Pharmaceuticals, Inc. is developing a 3,4-diaminopyridine product, licensed from Biomarin, that also may compete with Ampyra.  Also, several companies are engaged in developing products that include novel immune system approaches and cell therapy approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete in the future with Ampyra or some of our product candidates.  In addition, in certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis, which is referred to as compounding. We are aware that at present compounded dalfampridine is used by some people with MS and it is possible that some people will want to continue to use compounded formulations even though Ampyra is commercially available.

Item 6.  Exhibits
Exhibit No.	Description
10.1*	Form of Performance Unit Agreement for awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan.
10.2*	Employment Agreement dated as of July 1, 2016, by and between the Registrant and Burkhard Blank, M.D.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Indicates management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Acorda Therapeutics, Inc.
	By:	/s/ Ron Cohen
Date: November 7, 2016		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: November 7, 2016		David Lawrence Chief, Business Operations and Principal Accounting Officer

Exhibit Index
Exhibit No.	Description
10.1*	Form of Performance Unit Agreement for awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan.
10.2*	Employment Agreement dated as of July 1, 2016, by and between the Registrant and Burkhard Blank, M.D.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**    In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."