Form 10-Q
period 2017-03-31
ACORDA THERAPEUTICS INC
filed 2017-05-09
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(914) 347-4300

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $0.001 par value per share	46,659,426 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: the ability to realize the benefits anticipated from the Biotie and Civitas transactions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the ability to successfully integrate Biotie’s operations and Civitas' operations, respectively, into our operations; we may need to raise additional funds to finance our expanded operations and may not be able to do so on acceptable terms; our ability to successfully market and sell Ampyra (dalfampridine) Extended Release Tablets, 10 mg in the U.S., which will likely be materially adversely affected by the recently announced court decision in our litigation against filers of Abbreviated New Drug Applications (each an “ANDA”) to market generic versions of Ampyra in the U.S.; third party payers (including governmental agencies) may not reimburse for the use of Ampyra or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the risk of unfavorable results from future studies of Ampyra or from our other research and development programs, including Inbrija (CVT-301, levodopa inhalation powder), or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Inbrija, any other products under development, or the products that we acquired with the Biotie transaction; the occurrence of adverse safety events with our products; delays in obtaining or failure to obtain and maintain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaborator Biogen in connection therewith; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

We and our subsidiaries own several registered trademarks in the U.S. and in other countries. These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Biotie Therapies,” “Ampyra,” “Zanaflex,” “Zanaflex Capsules,” “Qutenza” and “ARCUS.”  Also, our mark “Fampyra” is a registered mark in the European Community Trademark Office and we have registrations or pending applications for this mark in other jurisdictions. Our trademark portfolio also includes several registered trademarks and pending trademark applications (e.g., “Inbrija”) in the U.S. and worldwide for potential product names or for disease awareness activities. Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,619	$158,537
Restricted cash	61	79
Trade accounts receivable, net of allowances of $938 and $964, as of March 31, 2017 and December 31, 2016, respectively	50,238	52,239
Prepaid expenses	13,615	12,907
Finished goods inventory	46,054	43,135
Other current assets	4,565	5,760
Total current assets	248,152	272,657
Property and equipment, net of accumulated depreciation	37,132	34,310
Goodwill	278,069	280,599
Deferred tax asset	4,400	4,400
Intangible assets, net of accumulated amortization	740,838	742,242
Non-current portion of deferred cost of license revenue	2,113	2,272
Other assets	9,138	5,855
Total assets	$1,319,842	$1,342,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,378	$26,933
Accrued expenses and other current liabilities	88,146	104,890
Current portion of deferred license revenue	9,057	9,057
Current portion of loans payable	754	6,256
Current portion of convertible notes payable	—	765
Total current liabilities	119,335	147,901
Convertible senior notes (due 2021)	301,706	299,395
Acquired contingent consideration	82,900	72,100
Non-current portion of deferred license revenue	30,191	32,456
Non-current portion of loans payable	24,660	24,635
Deferred tax liability	76,130	92,807
Other non-current liabilities	8,793	8,830
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2017 and December 31, 2016; issued 46,770,661 and 46,182,738 shares, including those held in treasury, as of March 31, 2017 and December 31, 2016, respectively	47	46
Treasury stock at cost (12,420 shares at March 31, 2017 and December 31, 2016)	(329)	(329)
Additional paid-in capital	937,665	921,365
Accumulated deficit	(250,757)	(243,970)
Accumulated other comprehensive loss	(10,499)	(12,901)
Total stockholders’ equity	676,127	664,211
Total liabilities and stockholders’ equity	$1,319,842	$1,342,335

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended March 31, 2017	Three-month period ended March 31, 2016
Revenues:
Net product revenues	$112,593	$110,148
Royalty revenues	4,528	3,492
License revenue	2,265	2,264
Total net revenues	119,386	115,904
Costs and expenses:
Cost of sales	25,183	23,186
Cost of license revenue	159	159
Research and development	46,493	44,570
Selling, general and administrative	52,024	58,980
Changes in fair value of acquired contingent consideration	10,800	6,200
Total operating expenses	134,659	133,095
Operating loss	(15,273)	(17,191)
Other (expense) income, (net):
Interest and amortization of debt discount expense	(4,143)	(3,723)
Interest income	38	215
Realized loss on foreign currency transactions	(444)	—
Other income	—	10,442
Total other (expense) income, (net)	(4,549)	6,934
Loss before taxes	(19,822)	(10,257)
Benefit from income taxes	918	9,737
Net loss	$(18,904)	$(520)
Net loss per share—basic	$(0.41)	$(0.01)
Net loss per share—diluted	$(0.41)	$(0.01)
Weighted average common shares outstanding used in computing net loss per share—basic	45,808	44,815
Weighted average common shares outstanding used in computing net loss per share—diluted	45,808	44,815

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

(In thousands)	Three-month period ended March 31, 2017	Three-month period ended March 31, 2016
Net loss	$(18,904)	$(520)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,402	—
Reclassification of net losses to net income	—	119
Other comprehensive income, net of tax	2,402	119
Comprehensive loss	$(16,502)	$(401)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three-month period ended March 31, 2017	Three-month period ended March 31, 2016
Cash flows from operating activities:
Net loss	$(18,904)	$(520)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	7,872	8,159
Amortization of net premiums and discounts on investments	—	495
Amortization of debt discount and debt issuance costs	2,580	2,204
Depreciation and amortization expense	5,647	3,949
Change in acquired contingent consideration obligation	10,800	6,200
Unrealized foreign currency transaction loss (gain)	247	(10,289)
Deferred tax benefit	(4,673)	(10,172)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	2,011	(10,156)
Decrease in prepaid expenses and other current assets	497	4,308
Increase in inventory	(2,918)	(3,191)
Decrease in non-current portion of deferred cost of license revenue	159	159
Increase in other assets	(3,415)	—
(Decrease) increase in accounts payable, accrued expenses, other current liabilities	(23,093)	11,969
Decrease in non-current portion of deferred license revenue	(2,264)	(2,264)
Increase in other non-current liabilities	35	4
Decrease in restricted cash	18	5,842
Net cash (used in) provided by operating activities	(25,401)	6,697
Cash flows from investing activities:
Purchases of property and equipment	(5,773)	(1,037)
Purchases of intangible assets	(76)	(406)
Purchases of investments	—	(40,214)
Proceeds from maturities of investments	—	239,966
Net cash (used in) provided by investing activities	(5,849)	198,309
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	5,474	73,229
Refund of deposit for purchase of noncontrolling interest	2,722	—
Repayments of revenue interest liability	—	(25)
Repayment of loans payable	(2,225)	—
Net cash provided by financing activities	5,971	73,204
Effect of exchange rate changes on cash and cash equivalents	361	—
Net (decrease) increase in cash and cash equivalents	(24,918)	278,210
Cash and cash equivalents at beginning of period	158,537	153,204
Cash and cash equivalents at end of period	$133,619	$431,414
Supplemental disclosure:
Cash paid for interest	29	21
Cash paid for taxes	1,915	157

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc.  The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

(2) Summary of Significant Accounting Policies

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. Effective January 1, 2017, the Company adopted ASU 2016-09, “Compensation – Stock Compensation” (Topic 718) and ASU 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). Other than the adoption of the new accounting guidance, our critical accounting policies have not changed materially from December 31, 2016.

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

Intangible Assets

The Company has finite lived intangible assets related to Ampyra. These intangible assets are amortized on a straight line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company’s evaluation of the intangible assets, it considers the term of the underlying asset life and the expected life of the related product line. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

On March 31, 2017, the United States District Court for the District of Delaware upheld U.S. Patent No. 5,540,938 (the ‘938 patent), which is set to expire in July 2018. The claims of the ‘938 patent relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. The District Court invalidated U.S. Patent Nos. 8,663,685 , 8,007,826, 8,440,703, and 8,354,437, which pertain to Ampyra. The Company intends to appeal the ruling on these patents. As a result of the District Court’s decision, the Company performed an interim impairment test for the intangible assets related to Ampyra in connection with the preparation of the unaudited interim condensed consolidated financial statements for the first quarter of 2017. Based on the impairment test performed, the Company determined that these intangible assets were not impaired. Accordingly, the Company did not record an impairment loss during the three-month period ended March 31, 2017.

In accordance with the Company’s policy, the estimated remaining useful lives of the Ampyra intangible assets were reviewed to determine if there was a change in the estimated useful lives of these assets. Based on the review, the Company determined that there was a change in the estimated useful lives of these assets that would require an acceleration of the amortization expense. The Company estimates that the estimated useful lives of these intangible assets will coincide with the expiration of the ‘938 patent. The Company will account for this change prospectively as a change in an accounting estimate following the period ended March 31, 2017. The change in the estimated remaining useful lives of these intangible assets did not have a material impact on the Company’s statement of operations for the three-month period ended March 31, 2017.

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

In April 2017, the Company implemented a corporate restructuring to reduce its cost structure and focus its resources on its two late stage Parkinson’s disease programs, INBRIJA and tozadenant, as well as on maximizing Ampyra value and ensuring continued patient access to Ampyra. The adoption of the restructuring plan follows the previously-announced decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, although the other parties to the lawsuit may appeal the District Court’s decision upholding the patent that expires in July 2018.. As part of the restructuring, the Company announced plans to reduce headcount by approximately 20%, with the majority of the reduction in personnel occurring in April 2017.

On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. On May 4, 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminate in connection with the termination of the facility.

As of March 31, 2017, there was approximately $1.1 million of debt issuance costs recorded on the consolidated balance sheets associated with the Credit Agreement that will be written off in May 2017.

Recently Issued / Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation – Stock Compensation” (Topic 718). The main objective of this update is to simplify the accounting, and reporting classifications for certain aspects of share-based payment transactions. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

The Company adopted this guidance effective January 1, 2017 on a prospective basis. The new guidance requires that excess tax benefits or deficiencies that arise upon the vesting or exercise of share-based payments be recognized as income tax benefit or expense in the income statement. Previously, these amounts were recorded as additional paid-in-capital. As a result of the adoption of ASU 2016-09, the Company recorded an adjustment to accumulated deficit of $12.1 million to recognize net operating loss carryforwards, attributable to excess tax benefits on stock compensation that was not previously recognized in additional paid in capital. The new guidance also permits the accounting for forfeitures based on either an estimate of the number of shares expected to vest (current GAAP) or on the actual forfeitures as they occur. The Company elected to continue estimating forfeitures for determining compensation costs. The new guidance also provides for excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were classified as a financing activity. The Company did not have any excess tax benefits in the three-month period ended March 31, 2017.

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which requires the measurement of inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods therein with early adoption permitted. The Company adopted this guidance effective January 1, 2017. The adoption of this guidance did not have an impact on the consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-06, “Derivatives and Hedging” (Topic 815): Contingent Put and Call Options in Derivative Contracts (ASU 2016-06), which clarifies the requirements for assessing whether contingent options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods therein. The Company adopted this guidance effective January 1, 2017. The adoption of this guidance did not have an impact on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. In July 2015, the FASB deferred the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016). The Company expects to adopt this guidance on January 1, 2018. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating whether it will adopt this guidance early and the impact it may have on its consolidated financial statements.

(3) Acquisitions

Biotie Therapies Corp.

On April 18, 2016, the Company acquired a controlling interest in Biotie Therapies Corp. (“Biotie”) pursuant to a combination agreement entered into in January 2016. The acquisition of Biotie positions the Company as a leader in Parkinson’s disease therapeutic development, with three clinical-stage compounds that have the potential to improve the lives of people with Parkinson’s. In accordance with the combination agreement, the Company closed a public tender offer for all of Biotie’s capital stock, pursuant to which the Company acquired approximately 93% of the fully diluted capital stock of Biotie for a cash purchase price of approximately $350 million. On May 4, 2016, the Company acquired an additional approximately 4% of Biotie’s fully diluted capital stock pursuant to a subsequent public offer to Biotie stockholders that did not tender their shares in the initial tender offer. The purchase consideration for the subsequent tender offer was approximately $14.5 million. The acquisition of the additional 4% of Biotie’s fully diluted capital stock resulted in the Company owning approximately 97% of the fully diluted capital stock of Biotie (the “Acquisition”) as of June 30, 2016.

On September 30, 2016, the Company acquired the remaining approximately 3% of Biotie’s fully diluted capital stock in exchange for the payment of a cash security deposit of approximately $13.5 million, as determined by the Finnish arbitral tribunal administering redemption proceedings for the shares not tendered to the Company. Accordingly, the Company owned 100% of the fully diluted capital stock of Biotie as of September 30, 2016.

In the three-month period ended March 31, 2017, the Company received a refund of the cash security deposit of approximately $2.7 million following the final determination and payment of the redemption price for the shares subject to the redemption proceedings.

The Company estimated the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition based on the information available at that time. The Company recorded measurement-period adjustments to its preliminary purchase price allocation from the acquisition date through March 31, 2017. During the three-month period ended March 31, 2017, the Company recorded measurement period adjustments of $3.8 million to its preliminary purchase price allocation related to the repurchase of Biotie convertible capital loans as the Company was able to determine the fair market value of these loans, and which reduced current liabilities with a corresponding decrease to goodwill. The valuation of the assets and liabilities is subject to further analysis however, the Company believes that finalization of the valuation of the long-term debt and accounting for deferred taxes are the key remaining outstanding items. As the Company finalizes the fair values of the assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of April 18, 2016, as adjusted through the period ended March 31, 2017:

(In thousands)	Preliminary Allocation, as adjusted through December 31, 2016	Measurement Period Adjustments	Preliminary Allocation, as adjusted through March 31, 2017
Cash and cash equivalents	$73,854	$—	$73,854
Other current assets	1,878	—	1,878
Other long-term assets	4,962	—	4,962
Intangible assets (indefinite-lived)	260,500	—	260,500
Intangible assets (definite-lived)	65,000	—	65,000
Current liabilities	(18,572)	3,837	(14,735)
Deferred taxes	(89,908)	—	(89,908)
Other long-term liabilities	(25,690)	—	(25,690)
Fair value of assets and liabilities acquired	272,024	3,837	275,861
Goodwill	103,876	(3,837)	100,039
Total purchase price	375,900	—	375,900
Less: Noncontrolling interests	(25,736)	—	(25,736)
Purchase consideration on date of acquisition	$350,164	$—	$350,164

The Company accounted for the Acquisition as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of acquisition. The Company incurred approximately $18.6 million in acquisition related expenses to date. For the three-month period ended March 31, 2017, the Company incurred approximately $0.6 million in acquisition related expenses, all of which were expensed and included in selling, general and administrative expenses in the consolidated statements of operations. The results of Biotie’s operations have been included in the consolidated statements of operations from the acquisition date of April 18, 2016.

The definite-lived intangible asset will be amortized on a straight line basis over the period in which the Company expects to receive economic benefit and will be reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable.

The fair value of the indefinite lived intangible assets will be capitalized as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until disposition of the assets or completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the completion of the acquisition, these assets will not be amortized into earnings; rather, these assets will be subject to periodic impairment testing. Upon successful completion of the development efforts, the useful lives of the indefinite lived intangible assets will be determined and the assets will be considered definite-lived intangible assets and amortized over their expected useful lives.

Goodwill is calculated as the excess of the purchase price and the noncontrolling interest over the estimated fair value of the assets acquired and liabilities assumed. The goodwill recorded is primarily related to establishing a deferred tax liability for the indefinite lived intangible assets which have no tax basis and, therefore, will not result in a future tax deduction. None of the goodwill is deductible for tax purposes.

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2016	$280,599
Decrease to goodwill for measurement period adjustments	(3,837)
Foreign currency translation adjustment	1,307
Balance at March 31, 2017	$278,069

Pro-Forma Financial Information Associated with the Biotie Acquisition (Unaudited)

The following table summarizes certain supplemental pro forma financial information for the three-month periods ended March 31, 2017 and 2016 as if the Acquisition had occurred as of January 1, 2016.

The unaudited pro forma financial information for the three-month period ended March 31, 2016 reflects (i) the net impact to amortization expense based on the fair value adjustments to the intangible assets acquired from Biotie; (ii) the impact to operations resulting from the reversal of transaction costs related to the Acquisition; (iii) the impact to operations resulting from the reversal of the unrealized gain on the foreign currency option; (iv) the impact to interest expense based on the fair value adjustments to the debt acquired from Biotie; (v) the tax effects of those adjustments; and (vi) the net loss attributable to the noncontrolling interests resulting from the Acquisition.

	Three-month period ended March 31, 2017		Three-month period ended March 31, 2016
(In thousands)	Reported	Pro Forma	Reported	Pro Forma
Net revenues	$119,386	$119,386	$115,904	$116,744
Net loss from continuing operations	$(18,904)	$(18,904)	$(520)	$(12,377)

(4) Share-based Compensation

During the three‑month periods ended March 31, 2017 and 2016, the Company recognized share-based compensation expense of $7.8 million and $8.1 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2017 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2017 and 2016 were approximately $13.02 and $15.28, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended March 31,
(In millions)	2017	2016
Research and development	$2.5	$2.1
Selling, general and administrative	5.3	6.0
Total	$7.8	$8.1

A summary of share-based compensation activity for the three-month period ended March 31, 2017 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2017	9,072	$31.11
Granted	607	27.03
Cancelled	(73)	31.80
Exercised	(250)	21.91
Balance at March 31, 2017	9,356	$31.08	6.0	$655
Vested and expected to vest at March 31, 2017	9,257	$31.10	6.0	$649
Vested and exercisable at March 31, 2017	6,215	$30.56	5.0	$549

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock	Number of Shares
Nonvested at January 1, 2017	625
Granted	541
Vested	(5)
Forfeited	(5)
Nonvested at March 31, 2017	1,156

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of March 31, 2017 totaled $65.7 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three-month periods ended March 31, 2017 and 2016:

(In thousands, except per share data)	Three-month period ended March 31, 2017	Three-month period ended March 31, 2016
Basic and diluted
Net loss	$(18,904)	$(520)
Weighted average common shares outstanding used in computing net loss per share—basic	45,808	44,815
Plus: net effect of dilutive stock options and restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	45,808	44,815
Net loss per share—basic	$(0.41)	$(0.01)
Net loss per share—diluted	$(0.41)	$(0.01)

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended March 31, 2017	Three-month period ended March 31, 2016
Denominator
Stock options and restricted common shares	8,258	4,393
Convertible note – Saints Capital	—	10

Additionally, the impact of the convertible debt and the impact of the convertible capital loan assumed from Biotie were determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three-month periods ended March 31, 2017 and 2016.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, Federal research and development tax credits, jurisdictions with pretax losses for which no tax benefit can be recognized and certain other permanent tax items. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

For the three-month periods ended March 31, 2017 and 2016, the Company recorded a $0.9 million and $9.7 million benefit from income taxes, respectively. The benefit from income taxes is based on federal, state and foreign income taxes, net of any tax credits and valuation allowance. The effective income tax rates for the Company for the three-month periods ended March 31, 2017 and 2016 were 5% and 95%, respectively. The variance in the effective tax rates for the three-month period ended March 31, 2017 as compared to the three-month period ended March 31, 2016 was due primarily to the valuation allowance recorded on jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, the tax implications of costs related to the Biotie transaction, the absence of orphan drug development in 2017 and a reduction in foreign tax expense.

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

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits, money market funds and investments in a Treasury money market fund and the Company’s Level 2 assets consist of high-quality government bonds that are valued using observable market prices. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach. No changes in valuation techniques occurred during the three-month period ended March 31, 2017. The estimated fair values of all of our financial instruments approximate their carrying values at March 31, 2017, except for the fair value of the Company’s convertible senior notes, which was approximately $293.3 million as of March 31, 2017.  The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
March 31, 2017
Assets Carried at Fair Value:
Cash equivalents	$19,862	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	82,900
December 31, 2016
Assets Carried at Fair Value:
Cash equivalents	$18,514	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	72,100

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended March 31, 2017	Three-month period ended March 31, 2016
Acquired contingent consideration:
Balance, beginning of period	$72,100	$63,500
Fair value change to contingent consideration (unrealized) included in the statement of operations	10,800	6,200
Balance, end of period	$82,900	$69,700

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from INBRIJA (CVT-301), a phase 3 candidate for the treatment of OFF periods of Parkinson’s disease and CVT-427, a Phase I candidate. CVT-427 is an inhaled triptan intended for acute treatment of migraine using the ARCUS delivery system. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied.  Some of the more significant assumptions made in the valuation include (i) the estimated INBRIJA and CVT 427 revenue forecasts, (ii) probabilities of success, and (iii) discount periods and rate. The probability of achievement of revenue milestones ranged from 26.3% to 85% with milestone payment outcomes ranging from $0 to $58 million in the aggregate for INBRIJA and CVT-427. The valuation is performed quarterly. Gains and losses are included in the statement of operations.  For the three-month period ended March 31, 2017, changes in the fair value of the acquired contingent consideration were due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions.

The acquired contingent consideration is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach, including but not limited to, assumptions involving probability adjusted sales estimates for INBRIJA and CVT-427 and estimated discount rates, the estimated fair value could be significantly higher or lower than the fair value determined.

(8) Investments

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $19.9 million and $18.5 million as of March 31, 2017 and December 31, 2016, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and long-term investments are greater than 1 year. There were no investments classified as long-term at March 31, 2017 and 2016.

(9) Debt Obligations

Saints Capital Notes

Effective January 2017, the Company paid approximately $0.8 million in full payment of these notes.

Asset Based Loan

On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. On May 4, 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminate in connection with the termination of the facility.

As of March 31, 2017, there was approximately $1.1 million of debt issuance costs recorded on the consolidated balance sheets associated with the Credit Agreement that will be written off in May 2016.

Convertible Capital Loans

Convertible capital loans acquired from Biotie and issued to certain shareholders and venture capital organizations had a fair value of $0.5 million (€0.5 million) and a carrying value of $0.2 million as of March 31, 2017.

In the three-month period ended March 31, 2017, the Company extended an offer to each of the convertible capital loan holders to repurchase the outstanding principal amount of each convertible capital loan. As of March 31, 2017, all but one of the loan holders agreed to the terms of the Company’s offer and agreed to accept payment of the principal amount as payment in full for their respective outstanding loans. The Company paid approximately $1.7 million (€1.5 million) in March 2017 to repurchase the outstanding principal amount of these loans. In April 2017, the final loan holder agreed to accept the Company’s repurchase offer and the Company paid approximately $0.2 million (€0.2 million) to repurchase the outstanding principal amount of this loan.

(10) Commitments and Contingencies

A summary of the Company’s commitments and contingencies was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

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

Background

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market three FDA-approved therapies, including Ampyra (dalfampridine) Extended Release Tablets, 10 mg, a treatment to improve walking in patients with multiple sclerosis, or MS, as demonstrated by an increase in walking speed. We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson’s disease, migraine and MS. We have three clinical-stage programs in Parkinson’s disease, including INBRIJA (the proposed brand name for CVT-301, levodopa inhalation powder), our most advanced clinical program, as well as our tozadenant and SYN120 programs which we acquired with Biotie Therapies Corp. in 2016. We believe these three clinical development programs, which are further described below, position Acorda as a leader in Parkinson’s disease therapeutic development.

We currently derive substantially all our revenue from the sale of Ampyra. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, although the other parties to the lawsuit may appeal the District Court’s decision upholding the patent that expires in July 2018. We intend to appeal the ruling on the four invalidated patents, and expect the appeals process to take approximately 12 to 18 months. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court.

In April 2017, following the District Court’s decision, we implemented a corporate restructuring to reduce our cost structure and focus our resources on our two late stage Parkinson’s disease programs, INBRIJA and tozadenant, as well as on maximizing Ampyra value and ensuring continued patient access to Ampyra. As part of this restructuring, we reduced headcount by approximately 20%. The majority of the reduction was completed in April 2017. As a result, we expect to realize annualized cost savings from the reduction of personnel of approximately $21.0 million beginning in the second quarter of 2017. We estimate that during 2017 we will incur approximately $8.0 million of pre-tax charges for severance and employee separation related costs related to the restructuring, primarily during the second quarter. As a result of the restructuring, we have reduced our 2017 projections for combined research and development and selling, general and administrative operating expense projections by approximately $50 million from our prior guidance. These revised projections are further described below under Financial Guidance for 2017.

We believe that our INBRIJA and tozadenant programs, if approved, will serve as the foundation for Acorda’s future value. Our top priorities over the next 12 months are to:

•	Submit a New Drug Application, or NDA, for INBRIJA to the FDA in the second quarter of 2017 and submit a Marketing Authorization Application, or MAA, in the EU by the end of 2017.
•	Continue with preparations for commercialization and launch of INBRIJA in the U.S.
•	Complete the ongoing Phase 3 efficacy clinical trial of tozadenant, with topline results expected in the first quarter of 2018.
•	Maximize Ampyra value and ensure continued patient access.

Our current strategic priorities also include business development initiatives, including pursuit of monetization of existing royalty streams for Fampyra and Selincro, further described below, as well as exploring partnering and out-licensing opportunities for some of our early-stage programs.

As of March 31, 2017, we had cash and cash equivalents of approximately $134 million and expect to be cash flow positive for 2017 with a projected year end cash balance in excess of $200 million. We expect a similar year-end 2018 cash balance based on our current internal assumptions for 2018 Ampyra revenue. We have $345 million of convertible senior notes due in 2021 with a conversion price of $42.56.

We believe that the operating expense reductions from the restructuring will enable us to fund operations through key milestones for our late-stage development programs, including the launch of INBRIJA in the U.S., pending approval from the FDA, and obtaining topline data from the ongoing tozadenant Phase 3 efficacy trial in the first quarter of 2018. Importantly, we have kept our commercial team intact despite the restructuring. Our sales force and commercial organization have proved highly effective in the commercialization of Ampyra and, pending FDA approvals, we expect them to be major assets in commercializing INBRIJA and tozadenant.

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

As a result of the acquisition, we have obtained worldwide rights to tozadenant, an oral adenosine A2a receptor antagonist currently in Phase 3 development as an adjunctive treatment to levodopa in Parkinson's disease patients to reduce OFF time. Further expanding our pipeline, we also obtained global rights to SYN120, an oral, 5-HT6/5-HT2A dual receptor antagonist in Phase 2 development with support from the Michael J. Fox Foundation for Parkinson’s-related dementia. We believe these acquired Biotie clinical stage programs, together with our INBRIJA clinical development program, position Acorda as a leader in Parkinson’s disease therapeutic development. Biotie is also developing BTT1023, a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease for which there is no FDA-approved treatment.

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 to improve walking in people with MS. To our knowledge, Ampyra is the first and only drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra was made commercially available in the United States in March 2010. Net revenue for Ampyra was $112.0 million for the three months ended March 31, 2017 and $109.6 million for the three months ended March 31, 2016.

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

Ampyra Patent Update

We have five issued patents listed in the Orange Book for Ampyra, four of which were recently held invalid in litigation in U.S. District Court with certain generic drug manufacturers, as described in this report. The first is U.S. Patent No. 5,540,938, the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. In April 2013, this patent received a five year patent term extension under the patent restoration provisions of the Hatch-Waxman Act. With a five year patent term extension, this patent will expire on July 30, 2018. We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business). This patent was held valid by the District Court in the litigation , although the other parties to the lawsuit may appeal the District Court’s decision upholding the patent.

The other four Orange Book-listed patents were held invalid by the District Court in the litigation with generic drug manufacturers. These patents, which had been set to expire in 2025 through 2027, include: U.S. Patent No. 8,007,826, with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-

aminopyridine (dalfampridine) twice daily; U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; and U.S. Patent No. 8,663,685 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.

Our Orange Book-listed patents for Ampyra have been the subject of lawsuits relating to Paragraph IV Certification Notices received from ten generic drug manufacturers, who have submitted Abbreviated New Drug Applications with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In 2015 and 2016, we reached settlement agreements with six of the generic companies. A bench trial against the remaining four generic companies was completed in September 2016. In February 2017, we announced that we had reached a settlement agreement with one of those four generic companies. On March 31, 2017, the U.S. District Court for the District of Delaware rendered a decision upholding our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidating our four other Orange Book-listed patents. We intend to appeal the ruling on these four patents, and expect the appeals process to take approximately 12 to 18 months. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court.

Our Orange Book-listed patents for Ampyra were also subject to inter partes review (IPR) petitions filed by a hedge fund with the U.S. Patent and Trademark Office (USPTO). These IPR petitions challenged four of the five Orange Book-listed patents. On March 9, 2017, the U.S. Patent and Trademark Office Patent Trials and Appeals Board, or PTAB, issued a ruling and upheld all four of the challenged patents. The petitioner in the IPR proceedings has until no later than May 11, 2017 to appeal these decisions. The PTAB’s decision does not affect the District Court’s decision invalidating the four patents.

In April 2017, we received a Paragraph IV Certification Notice from Micro Labs Ltd. (“Micro”) advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. Micro has challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and it also asserted that a generic version of its product does not infringe certain claims of these patents. We have forty-five days from receipt of the Paragraph IV Certification to file suit in a United States District Court to institute a 30 month statutory stay of approval of the Micro ANDA.

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

Legal proceedings relating to our Ampyra patents are described in further detail in Part II, Item 1 of this report.

Other Marketed Products

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

Research & Development Programs

We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson’s disease, migraine and MS. Following the restructuring described above, our focus is on advancing our late stage Parkinson’s disease programs – INBRIJA and tozadenant – and we believe that these products, if approved, will serve as the foundation of our future value and position us as a leader in the treatment of Parkinson’s disease.

INBRIJA (CVT-301, levodopa inhalation powder)/Parkinson’s Disease

INBRIJA (levodopa inhalation powder), the proposed brand name for CVT-301, is a self-administered, inhaled formulation of levodopa, or L-dopa, for the treatment of OFF periods in Parkinson’s disease. Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine. The disease causes a range of symptoms such as impaired ability to move, muscle stiffness and tremor. The standard of care for the treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s disease progresses. The re-emergence of symptoms is referred to as an OFF period, and despite optimized regimens with current therapeutic options and strategies, OFF periods remain one of the most challenging aspects of the disease.

INBRIJA delivers a precise dose of dry-powder formulation of L-dopa to the lung. Oral medication can be absorbed with slow and variable onset of action, as the medicine is absorbed through the gastrointestinal (digestive) tract before reaching the brain. Inhaled treatments enter the body through the lungs and reach the brain shortly thereafter, bypassing the digestive system. INBRIJA is based on our proprietary ARCUS platform, a dry-powder pulmonary drug delivery technology that we believe has potential applications in multiple disease areas. This platform allows delivery of significantly larger doses of medication than are possible with conventional dry powder formulations using a simple, breath-actuated proprietary inhaler. This in turn provides the potential for pulmonary delivery of a much wider variety of pharmaceutical agents.

In 2016, we completed a Phase 3 efficacy and safety clinical trial of INBRIJA for the treatment of OFF periods in Parkinson’s disease. On February 9, 2017, we announced efficacy and safety data from this clinical trial, showing a statistically significant improvement in motor function in people with Parkinson’s experiencing OFF periods. The clinical trial had three arms: INBRIJA 84 mg and 60 mg doses (equivalent to 50 mg and 35 mg fine particle doses, respectively), and placebo. The trial met its primary outcome measure of improvement in motor function as measured by the Unified Parkinson’s Disease Rating Scale-Part 3 (UPDRS Part III) in people with Parkinson’s experiencing OFF periods. UPDRS III is a validated scale, which measures Parkinson’s disease motor impairment. The primary endpoint was measured at 30 minutes post-treatment for the 84 mg dose at the 12-week visit. UPDRS Part III change was -9.83 compared to -5.91 for placebo with a p-value of 0.009. The magnitude of INBRIJA’s benefit versus baseline was consistent with the data from the prior Phase 2b clinical trial, further described below, and represents a moderate to large clinically important difference. The placebo-adjusted difference was lower in the Phase 3 clinical trial than the Phase 2b clinical trial but still represented a clinically important difference. Data from this trial has been accepted as a late breaker at the International Congress of Parkinson’s Disease and Movement Disorders (MDS) taking place in Vancouver, BC in June 2017.

The safety profile of INBRIJA in the trial was consistent with that observed in a prior Phase 2b clinical trial. Adverse events reported in any study arm at greater than 5% were cough, upper respiratory tract infection, throat irritation, nausea and sputum discoloration. Cough was the most common adverse event, reported by approximately 15% of subjects who received INBRIJA. When reported, it was typically mild and reported once per participant during the course of treatment. Three of 227 participants receiving INBRIJA discontinued the study due to cough. Reports of serious adverse events were: 3, or 2.7%

in the placebo arm, 6, or 5.3% in the 60 mg arm, and 2, or 1.8% in the 84 mg arm. There was one death in the study, a suicide in the 60 mg group, judged by the investigator not to be related to drug. On March 29, 2017, we announced results from two additional ongoing, long-term Phase 3 studies to assess the long-term safety profile of INBRIJA in people with Parkinson’s. These results showed no differences in pulmonary function between the group receiving INBRIJA and an observational control group. These results are consistent with the previously reported Phase 2b and Phase 3 clinical trials. We also announced results from separate clinical studies that assessed the safety profile of INBRIJA in people with asthma, smokers and early morning OFF.

We had a pre-NDA (New Drug Application) meeting with the FDA during the third quarter of 2016 and have received the FDA’s minutes of that meeting. Based on the results of the Phase 3 efficacy clinical trial and the two long-term safety studies, we plan to file an NDA with the FDA in the U.S. by the end of the second quarter of 2017. We also plan to file a Marketing Authorization Application, or MAA, in the EU by the end of 2017. We expect that the NDA will be filed under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®. We believe the Phase 3 efficacy and safety clinical trial, combined with data from the two additional Phase 3 studies and supported by existing Phase 2b data, will be sufficient for filing an NDA. Pending FDA review and approval of the NDA, we are planning for a commercial launch of this product in 2018. We are projecting that, if approved, annual peak net revenue of INBRIJA in the U.S. alone could exceed $500 million. We are actively seeking to partner this program outside of the U.S., the EU and certain other countries.

In June 2015, we presented data from a Phase 2b clinical trial of INBRIJA at the 19th International Congress of Parkinson's Disease and Movement Disorders (MDS). The data showed that patients experiencing an OFF period, treated with INBRIJA, experienced significantly greater improvements in motor function than patients treated with an inhaled placebo; the difference in improvement was already apparent 10 minutes after dosing and was durable for at least an hour, the longest time point at which patients were measured. In April 2016, data from this clinical trial were one of six platform presentations highlighted during the Movement Disorders Invited Science Session at the 68th Annual Meeting of the American Academy of Neurology. In June 2016, data from this clinical trial was also presented in three posters during the 20th International Congress of Parkinson's Disease and Movement Disorders (MDS). In October 2016, we announced that results from Phase 1, Phase 2a and preclinical studies of INBRIJA were featured in the current edition of Science Translational Medicine.

Tozadenant/Parkinson’s Disease

Through Biotie we acquired worldwide rights to tozadenant, an oral adenosine A2a receptor antagonist currently in Phase 3 development as an adjunctive treatment to levodopa in Parkinson’s disease patients to reduce OFF time. A2a receptor antagonists have the potential to be the first new class of drug approved in the U.S. for improvement of motor symptoms in Parkinson’s disease in over 20 years. We believe that tozadenant would be complementary to our other Phase 3 product for Parkinson's disease, INBRIJA, because while tozadenant is being developed as a chronic therapy for reducing overall OFF time, INBRIJA is being developed for episodic use for rapid improvement of OFF periods when they occur. Biotie is currently conducting a Phase 3 clinical trial, in which tozadenant is taken along with a person’s other Parkinson’s disease therapies. The trial is being conducted under a special protocol assessment, or SPA, from the FDA and is comparing two of the dose arms of tozadenant, 60 mg and 120 mg, that were studied in a prior Phase 2b clinical trial versus placebo. The trial is assessing improvement of motor function and activities of daily living in people with Parkinson’s while taking tozadenant. The Phase 2b trial showed, among other positive findings, that 120 mg doses of tozadenant resulted in an average increase of 1.1 hours of ON time without troublesome dyskinesias, relative to placebo; this was in patients already receiving multiple other Parkinson’s therapies. We believe that this trial, if successful, together with data from the prior Phase 2b clinical trial, will provide sufficient efficacy data to file an NDA with the FDA. We expect efficacy data from this trial in the first quarter of 2018. A separate open-label, long-term safety study commenced enrollment in April 2017. We believe that tozadenant, if approved by the FDA, represents a commercial opportunity in the U.S. that is greater than that of INBRIJA.

ARCUS Product Development – CVT-427/Acute Migraine

In addition to INBRIJA, discussed above, we are exploring opportunities for other proprietary products in which inhaled delivery using our ARCUS drug delivery technology can provide a significant therapeutic benefit to patients. Disorders of the central nervous system, or CNS, in addition to Parkinson’s disease, may be addressed by ARCUS products with the delivery of active agents to the CNS with rapid onset and reduced systemic exposure. For example, we are currently developing CVT-427, an inhaled triptan (zolmitriptan) intended for acute treatment of migraine by using the ARCUS drug delivery technology. Triptans are the class of drug most commonly prescribed for acute treatment of migraine. Oral triptans, which account for the majority of all triptan doses, can be associated with slow onset of action and gastrointestinal challenges. The slow onset of action, usually 30 minutes or longer, can result in poor response rates. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration. Triptans delivered subcutaneously (injection) provide the most rapid onset of action, but are not convenient for patients. Many triptans are also available in nasally delivered formulations. However, based on available data, we believe that nasally delivered triptans generally have an onset of action similar to orally administered triptans.

In December 2015, we initiated and completed a Phase 1 safety/tolerability and pharmacokinetic clinical trial of CVT-427 for acute treatment of migraine. In June 2016, at the 58th Annual Scientific Meeting of the American Headache Society, we presented pharmacokinetic data from the Phase 1 trial which showed increased bioavailability and faster absorption compared to oral and nasal administration of the same active ingredient in healthy adults. In particular, the data showed that CVT-427 had a median Tmax of about 12 minutes for all dose levels compared to 1.5 hours for the oral tablet and 3.0 hours for the nasal spray. There were no serious adverse events, dose-limiting toxicities, evidence of bronchoconstriction or discontinuations due to adverse events reported in this study. The most commonly reported treatment-emergent adverse events were cough, chest discomfort, headache, and feeling hot. Apart from cough, single dose CVT-427 tolerability was generally consistent with the known safety profile of zolmitriptan. In December 2016, we completed a special population study to evaluate safe inhalation of CVT-427 in people with asthma and in smokers. Some subjects showed evidence of acute, reversible bronchoconstriction, post-inhalation, which we believe require further investigation. We are evaluating next steps for the program and CVT-427 will not advance into a Phase 2 study by the end of 2017, as previously expected.

Other Research and Development Programs

Following is a description of our other research and development programs. We are evaluating options to partner or out-license some of these programs in light of our current corporate and capital allocation priorities.

•

SYN120: Through Biotie we obtained global rights to SYN120, an oral, 5-HT6/5-HT2A dual receptor antagonist in Phase 2 development with support from the Michael J. Fox Foundation for Parkinson’s-related dementia. We expect to complete an ongoing Phase 2 exploratory study in the second half of 2017 and we expect data from this trial in the first quarter of 2018.

•

BTT1023: Biotie is also developing BTT1023 (timolumab), a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. There are no approved drug therapies for PSC and liver transplant is the only treatment. Interim data from an ongoing Phase 2 proof-of-concept clinical trial of BTT1023 for PSC are expected in the second half of 2017.

•

rHIgM22: We are developing rHIgM22, a remyelinating antibody, as a potential therapeutic for MS. We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions. A Phase 1 trial using one of two doses of rHIgM22 or placebo in people with MS who are experiencing an acute relapse is currently ongoing. In addition to assessing safety and tolerability during an acute relapse, the study includes exploratory efficacy measures such as a timed walk, magnetization transfer ratio imaging of lesion myelination in the brain and various biomarkers. We expect to complete the trial in the second half of 2017.

•

Cimaglermin alfa: Cimaglermin alfa is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure. In 2013, we commenced a Phase 1b single-infusion trial in people with heart failure, which is assessing tolerability of three dose levels of cimaglermin, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy. In 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) manifested by clinical symptoms and an elevation in liver chemistry tests meeting the FDA Drug-Induced Liver Injury Guidance (FDA 2009) stopping rules. We also received a notification of clinical hold from the FDA following submission of this information. The abnormal blood tests resolved within two to three weeks. We subsequently conducted additional analyses and non-clinical studies to further define the nature of the hepatoxicity, and met with the FDA to present these data as part of our request that the program be removed from the clinical hold. The FDA lifted the clinical hold on April 19, 2017.

•

NP-1998: NP-1998 is a Phase 3 ready, 20% prescription strength capsaicin topical solution that we had been assessing for the treatment of neuropathic pain. In 2013, we acquired development and commercialization rights in the United States, Canada, Latin America and certain other territories. We believe NP-1998 has the potential to treat multiple neuropathies, but we have no current plans to invest in further development of NP-1998.

Asset Based Loan

On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. On May 4, 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminate in connection with the termination of the facility.

Corporate Update

Effective February 17, 2017, Catherine D. Strader, Ph.D., joined the Company’s Board of Directors. Dr. Strader assumed a newly-added Board seat and will be up for re-election in 2018.

Financial Guidance for 2017

We are providing the following guidance with respect to our 2017 financial performance, which is an update from our prior guidance on research and development expenses and selling, general and administrative operating expenses due to the restructuring described above:

•	Reiterating our prior guidance, we expect 2017 net revenue from the sale of Ampyra to range from $535 million to $545 million.
•

Research and development (R&D) expenses in 2017 are expected to range from $160 million to $170 million, reduced from our prior guidance of $185 million to $195 million, excluding share-based compensation charges and restructuring costs. The majority of R&D expenses for the remainder of 2017 are primarily related to our two late-stage programs. INBRIJA (CVT-301, levodopa inhalation powder) program costs include extension study and safety study costs as well as manufacturing expenses. Tozadenant program costs include Phase 3 clinical trial costs as well as chemistry, manufacturing and controls (CMC) related expenses.

•

Selling, general and administrative (SG&A) expenses in 2017 are expected to range from $170 million to $180 million, reduced from our prior guidance of $195 million to $205 million, excluding share-based compensation charges and restructuring costs. The majority of SG&A expenses for the remainder of 2017 are to support Ampyra and our two late stage Parkinson’s disease programs, and general and administrative costs for the rest of the organization.

We expect to be cash flow positive for 2017 with a projected year end cash balance in excess of $200 million. We expect a similar year-end 2018 cash balance based on our current internal assumptions for 2018 Ampyra revenue.

The projected range of R&D and SG&A expenses in 2017 are provided on a non-GAAP basis, as both excluding share-based compensation charges and restructuring costs. Due to the forward looking nature of this information, the amount of compensation charges and benefits needed to reconcile these measures to the most directly comparable GAAP financial measures is dependent on future changes in the market price of our common stock and is not available at this time. Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP. However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock and non-recurring restructuring costs. We believe these non-GAAP financial measures help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance. Also, our management uses these non-GAAP financial measures to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Results of Operations

Three-Month Period Ended March 31, 2017 Compared to March 31, 2016

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra to these customers of $112.0 million and $109.6 million for the three-month periods ended March 31, 2017 and 2016, respectively, an increase of $2.4 million, or 2.2%. The net revenue increase was comprised of net price increases, net of discount and allowance adjustments of $4.1 million, offset by net volume reductions of $1.7 million, due in part to specialty pharmacies dropping their inventories in anticipation of potential generic availability. Effective January 1, 2017, we increased our list sale price to our customers by 9.5%.

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

The net revenue for the three-month period ended March 31, 2017 decreased from net revenue of $140.6 million for the three-month period ended December 31, 2016. We believe that the decrease in net revenue between the fourth quarter of 2016 and the first quarter of 2017 reflects certain recurring seasonal factors relating to the commencement of a new calendar year. These factors include patients switching insurance plans or pharmacy benefit providers at year-end. Consequently, many patients must re-establish eligibility during the first few months of the calendar year. Also, when deductibles and the Medicare donut hole reset at the beginning of the calendar year, it can affect timely refills for consumers with financial constraints. In addition, as in previous years, there was some inventory build in the fourth quarter of 2016 that was destocked during the first quarter. In the three-month period ended March 31, 2017, an additional factor affecting net revenue was specialty pharmacies dropping their inventories of Ampyra in anticipation of potential generic availability.

Other Product Revenues

We recognized net revenue from the sale of other products of $0.6 million for the three-month period ended March 31, 2017, as compared to $0.5 million for the three-month period ended March 31, 2016, an increase of $0.1 million.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $2.3 million in license revenue for the three-month periods ended March 31, 2017 and 2016, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $2.5 million in royalty revenue for the three-month periods ended March 31, 2017 and 2016, respectively, related to ex-U.S. sales of Fampyra by Biogen.

We recognized $1.3 million and $1.0 million in royalty revenue for the three-month periods ended March 31, 2017 and 2016, respectively, related to the authorized generic sale of Zanaflex Capsules.

We recognized $0.7 million in royalty revenue for the three-month period ended March 31, 2017 related to sales of Selincro.

Cost of Sales

We recorded cost of sales of $25.2 million for the three-month period ended March 31, 2017 as compared to $23.2 million for the three-month period ended March 31, 2016. Cost of sales for the three-month period ended March 31, 2017 consisted primarily of $20.2 million in inventory costs related to recognized revenues, $2.5 million in royalty fees based on net product shipments and costs related to Biotie of $2.2 million.

Cost of sales for the three-month period ended March 31, 2016 consisted primarily of $19.8 million in inventory costs related to recognized revenues and $2.5 million in royalty fees based on net product shipments.

Cost of License Revenue

We recorded cost of license revenue of $0.2 million for the three-month periods ended March 31, 2017 and 2016, respectively. Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended March 31, 2017 were $46.5 million as compared to $44.6 million for the three-month period ended March 31, 2016, an increase of approximately $1.9 million, or 4.3%. The increase was due primarily to spending for products acquired as a result of the Biotie acquisition of $11.2 million, partially offset by a reductions for the following programs: $2.6 million for our discontinued Plumiaz program, $2.2 million for INBRIJA (CVT-301) and CVT-427, $0.9 million for our cimaglermin program, $1.0 million in research and development staffing costs and $0.6 for other programs.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2017 were $25.1 million compared to $27.2 million for the three-month period ended March 31, 2016, a decrease of approximately $2.1 million, or 7.7%. The decrease was attributable to a decrease in overall marketing, selling, distribution, and market research expenses of $1.0 million, and compensation and benefits costs of $1.1 million.

General and administrative expenses for the three-month period ended March 31, 2017 were $26.9 million compared to $31.8 million for the three-month period ended March 31, 2016, a decrease of approximately $4.9 million, or 15.4%. This decrease was primarily due to decreases in business development expenses of $6.1 million and increased spending at Biotie of $1.5 million.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded expenses pertaining to changes in the fair-value of acquired contingent consideration of $10.8 million for the three-month period ended March 31, 2017 as compared to $6.2 million for the three-month period ended March 31, 2016. Changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Income / Expense

Other expense was $4.5 million for the three-month period ended March 31, 2017 compared to other income of $6.9 million for the three-month period ended March 31, 2016, a difference of $11.4 million. The difference is due primarily to an increase in interest and amortization of debt discount expense of approximately $4.1 million and realized losses on foreign currency exchange of approximately $0.2 million, partially offset by a reduction in interest income of approximately $0.1 million.

Benefit from Income Taxes

For the three-month periods ended March 31, 2017 and 2016, the Company recorded a $0.9 million and $9.7 million benefit from income taxes, respectively, based upon its estimated annual effective tax rate. The benefit from income taxes is based on federal, state, and foreign income taxes, net of any tax credits and valuation allowance. The effective income tax rates for the Company for the three-month periods ended March 31, 2017 and 2016 were 5% and 95%, respectively. The variance in the effective tax rates for the three-month period ended March 31, 2017 as compared to the three-month period ended March 31, 2016 was due primarily to the valuation allowance recorded on jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, the tax implications of costs related to the Biotie transaction, the absence of orphan drug development in 2017, and a reduction in foreign tax expense.

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

At March 31, 2017, we had $133.6 million of cash and cash equivalents, compared to $158.5 million at December 31, 2016. We expect that our existing cash and cash flows from operations, will be sufficient to fund our ongoing operations over the next 12 months from the financial statement reporting date.

In April 2017, following a Federal District Court’s decision which invalidated certain of the Company’s patents relating to Ampyra, we implemented a corporate restructuring to reduce our cost structure and focus our resources on our two late stage Parkinson’s disease programs, INBRIJA and tozadenant, as well as on maximizing Ampyra value and ensuring continued patient access to Ampyra. As part of this restructuring, we reduced headcount by approximately 20%. The majority of the reduction was completed in April 2017. While we believe that the cost savings from the restructuring and subsequent operating expense reductions will enable us to fund operations through the key milestones for our late-stage development programs, including the commercial launch of INBRIJA, pending approval from the FDA, and Phase 3 data for tozadenant, there can be no guarantee that we will have sufficient funding to do so. We may need to seek additional equity or debt financing or strategic collaborations to complete our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all.

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

Financing Arrangements

Saints Capital Notes

Effective January 2017, the Company paid $0.8 million in full payment of these notes.

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

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date. As of March 31, 2017, the Notes did not meet the criteria to be convertible.

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

Our outstanding note balances as of March 31, 2017 consisted of the following:

(In thousands)	March 31, 2017
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(43,294)
Net carrying amount	$301,706
Equity component	$61,195

Asset Based Loan

On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. On May 4, 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminate in connection with the termination of the facility.

Non-convertible Capital Loans

Non-convertible capital loans (“Tekes Loans”) granted by Tekes, a Finnish Funding Agency for Technology and Innovation, with an adjusted acquisition-date fair value of $23.3 million (€20.6 million) and a carrying value of $22.9 million as of March 31, 2017. The Tekes Loans are comprised of fourteen non-convertible loans granted by Tekes. The maturity dates for the Tekes Loans range from eight to ten years. These loans bear interest based on the greater of 3% or the base rate set by the Finland’s Ministry of Finance minus one (1) percentage point. According to certain terms and conditions of the Tekes Loans, Biotie may repay the principal amounts of these loans and the accrued and unpaid interest only if the restricted equity of Biotie, including its consolidated subsidiaries is positive (fully covered).

Convertible Capital Loan

Convertible capital loans acquired from Biotie issued to certain shareholders and venture capital organizations had a fair value of $0.5 million (€0.5 million) and a carrying value of $0.2 million as of March 31, 2017.

In the three-month period ended March 31, 2017, the Company extended an offer to each of the convertible capital loan holders to repurchase the outstanding principal amount of each convertible capital loan. As of March 31, 2017, all but one of the loan holders agreed to the terms of the Company’s offer and agreed to accept payment of the principal amount as payment in full for their respective outstanding loans. The Company paid approximately $1.7 million (€1.5 million) in March 2017 to repurchase the outstanding principal amount of these loans. In April 2017, the final loan holder agreed to accept the Company’s repurchase offer and the Company paid approximately $0.2 million (€0.2 million) to repurchase the outstanding principal amount of this loan.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Tekes with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $2.3 million as of March 31, 2017. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans shall be initiated after five years, thereafter the loan principal shall be paid in equal installments over a 5 year period.

Investment Activities

At March 31, 2017, cash and cash equivalents were approximately $133.6 million, as compared to $158.5 million at December 31, 2016. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consists of time deposits and investments in money market funds. At March 31, 2017 and December 31, 2016, we held no short-term investments. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operations

Net cash used in operations was $25.4 million for the three-month period ending March 31, 2017 while $6.7 million was provided by operations for the three-month period ended March 31, 2016. Cash used in operations for the three-month period ended March 31, 2017 was primarily due to a net loss of $18.9 million, a decrease in accounts payable and accrued expenses of $23.1 million, a deferred tax benefit of $4.7 million, a decrease in other assets of $3.4 million, a decrease in inventory of $2.9 million and a decrease in non-current portion of deferred license revenue of $2.3 million, partially offset by a change in contingent consideration liability of $10.8 million, stock compensation expense of $7.9 million, depreciation and amortization expense of $5.6 million, amortization of debt discount and debt issuance costs of $2.6 million and a decrease in accounts receivable of $2.0 million.

Net Cash Used in Investing

Net cash used in investing activities for the three-month period ended March 31, 2017 was $5.8 million, which was due primarily to purchases of property and equipment.

Net Cash Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2017 was $6.0 million, which was due to $5.5 million in net proceeds from the issuance of common stock, and a refund of $2.7 million for the completion of the purchase of the noncontrolling interest in Biotie, partially offset by the repayment of loans payable of $2.2 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 10 of our Annual report on Form 10-K for the year ended December 31, 2016. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the three-month period ended March 31, 2017, commitments related to the purchase of inventory decreased as compared to December 31, 2016. As of March 31, 2017, we have inventory-related purchase commitments totaling approximately $26.5 million.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. As of March 31, 2017, with the exception of the adoption of ASU 2016-09, “Compensation – Stock Compensation” (Topic 718) and ASU 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory, and ASU 2016-06, “Derivatives and Hedging” (Topic 815): Contingent Put and Call Options in Derivative Contracts, our critical accounting policies have not changed materially from December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, grants receivable, convertible senior notes, non-convertible capital loans, research and development loans and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at March 31, 2017, except for the fair value of the Company’s convertible senior notes which was approximately $293 million as of March 31, 2017.

We have cash equivalents at March 31, 2017, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximates their fair value at March 31, 2017. At March 31, 2017, we held $133.6 million in cash and cash equivalents which had an average interest rate of approximately 0.3%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2017, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the acquisition of Biotie Therapies Corp., we are currently in the process of integrating the applicable internal controls of the Biotie business into our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Ampyra ANDA Litigation

Overview. As further described below, our Orange Book-listed patents for Ampyra are the subject of lawsuits relating to Paragraph IV Certification Notices received from ten generic drug manufacturers, who submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. In 2015 and 2016, we reached settlement agreements with six of the generic companies, and in February 2017, we announced that we had reached a settlement agreement with one additional generic company. As to the remaining three generic manufacturers, on March 31, 2017, the U.S. District Court for the District of Delaware rendered a decision from a bench trial held in September 2016. The District Court upheld our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidated our four other Orange Book-listed patents for Ampyra.

First ANDA Filers. In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis Laboratories FL, Inc. ("Actavis"), Alkem Laboratories Ltd. and its affiliate Ascend Laboratories, LLC ("Alkem"), Apotex Inc., Aurobindo Pharma Ltd. ("Aurobindo"), Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In response to the filing of these ANDAs, in July 2014, we filed lawsuits against these generic pharmaceutical manufacturing companies and certain affiliates in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685. Requested judicial remedies include recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-Book listed patents expire, or any later expiration of exclusivity to which we are or become entitled. These lawsuits with the ANDA filers were consolidated into a single case. A bench trial was completed in September 2016, and the District Court issued a decision on March 31, 2017. The District Court upheld U.S. Patent No. 5,540,938 (the ‘938 patent), which is set to expire in July 2018. The claims of the ‘938 patent relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. The District Court invalidated U.S. Patent Nos. 8,663,685, 8,007,826, 8,440,703, and 8,354,437 which pertain to AMPYRA. The Company intends to appeal the ruling on these patents. As a result of the District Court’s ruling, no generic version of Ampyra will be marketed in the U.S. at least until July 31, 2018, although the non-settling ANDA filers may appeal the District Court’s decision upholding the ‘938 patent. Generic versions of Ampyra may be further delayed if the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) overturns the District Court’s decision on the four invalidated patents, which could include reversal or remand of the case back to the District Court. If the Appellate Court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief.

In October and December 2015, we entered into settlement agreements with Actavis and Aurobindo to resolve the patent litigation that we brought against them in the U.S. District Court for the District of Delaware, described above. As a result of the settlement agreements, Actavis and Aurobindo will be permitted to market generic versions of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances. The District Court entered an order dismissing the case against Actavis without prejudice in October 2015. As a result of the settlement agreement with Aurobindo, and upon the request of the parties, the District Court entered a Consent Order, in which it dismissed our litigation against Aurobindo in December 2015. The parties have submitted the agreements to the Federal Trade Commission and the Department of Justice, as required by federal law. In August 2016, we entered into a settlement agreement with Alkem to resolve the patent litigation that we brought against Alkem in the U.S. District Court for the District of Delaware, described above. As a result of the settlement agreement, Alkem will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances. As a result of the settlement agreement with Alkem, and upon the request of the parties, the District Court entered a Consent Order, in which it dismissed our litigation against Alkem in August of 2016. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by Federal law. In August 2016, we entered into a settlement agreement with Accord Healthcare, Inc. and Intas Pharmaceuticals Limited (collectively "Accord") to resolve the patent litigation that we brought against Accord in the U.S. District Court for the District of Delaware, described above. As a result of the settlement agreement, Accord will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances. As a result of the settlement agreement with Alkem, and upon the request of the parties, the District Court entered a Consent Order, in which it dismissed our litigation against Accord in August of 2016. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by state law. The settlements with Actavis, Aurobindo, Alkem and Accord do not resolve the patent litigation that we brought against the other ANDA filers, as described in this report.

On February 8, 2017, we entered into a settlement agreement with Apotex Inc. and its subsidiary Apotex Corporation (collectively “Apotex”) to resolve the patent litigation that we brought against them in the U.S. District Court for the District of Delaware, described above. As a result of the settlement agreement, Apotex will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2025, or potentially earlier under certain circumstances. The District Court has entered a Consent Order, in which it has dismissed our litigation against Apotex referred to above. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law. The settlement with Apotex does not resolve the patent litigation that we brought against other ANDA filers, as described in this report.

Second ANDA Filers. In May 2015, we received a Paragraph IV Certification Notice from Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries Inc. ("Sun") advising that they had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg. Sun challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and also asserted that generic versions of its products may not infringe certain claims of these patents. In response to the filing of the ANDA, in May 2015 we filed a lawsuit against Sun in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685. In October 2015, we entered into a settlement agreement with Sun to resolve this patent litigation. As a result of the settlement agreement, Sun will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially 181 days after a first ANDA filer has entered the market. As a result of the settlement agreement, and upon request of the parties, the District Court entered a Consent Order, in which it dismissed our litigation against Sun in October 2015. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law. The settlement with Sun does not resolve the patent litigation that we brought against the other ANDA filers, described in this report.

In September 2015, we received a Paragraph IV Certification Notice from Par Pharmaceutical, Inc. ("Par") advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10 mg. Par challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and it also asserted that generic versions of its products may not infringe certain claims of these patents. In response to the filing of the ANDA, in September 2015 we filed a lawsuit against Par in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685. In January 2016, we entered into a settlement agreement with Par to resolve this patent litigation. As a result of the settlement agreement, Par will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially 181 days after a first ANDA filer has entered the market. As a result of the settlement agreement, and upon the request of the parties, the District Court entered a Consent Order, in which it dismissed our litigation against Par in January 2016. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law. The settlement with Par does not resolve the patent litigation that we brought against the other ANDA filers, described in this report.

In April 2017, we received a Paragraph IV Certification Notice from Micro Labs Ltd. (“Micro”) advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. Micro has challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and it also asserted that a generic version of its product does not infringe certain claims of these patents. We have forty-five days from receipt of the Paragraph IV Certification to file suit in a United States District Court to institute a 30 month statutory stay of approval of the Micro ANDA.

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

In September 2015, the same hedge fund filed four new separate IPR petitions with the PTO. These later IPR petitions challenge the same two patents that were the subject of the February 2015 IPR petitions and also U.S. Patent Nos. 8,354,437 and 8,440,703. The challenged patents are four of the five Ampyra Orange-Book listed patents. We opposed the requests to institute these IPRs, but in March 2016 the PTAB decided to institute the IPR proceedings on all four patents. We filed our complete Patent Owner's Response on July 8, 2016, and the hedge fund's response was filed on September 29, 2016. The USPTO held an oral argument regarding the IPR petitions on January 19, 2017. On March 9, 2017, the PTAB issued a ruling and upheld all four of the challenged patents. The hedge fund that filed the IPR petitions has until no later than May 11, 2017 to appeal these decisions. The PTAB’s decision does not affect the District Court’s decision invalidating four of our Ampyra Orange Book-listed patents, described above.

We will vigorously defend our intellectual property rights.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Following is the restated text of certain risk factors, and certain additional risk factors, to report changes since our publication of this risk factor in our 2016 10-K.

We have a history of operating losses and, although we have been profitable in recent years, we may not be able to sustain profitability; and we expect to be substantially dependent on revenues from the sale of Ampyra for the foreseeable future.

We have been highly dependent on the commercial success of Ampyra in the U.S. We currently derive substantially all of our revenue from the sale of Ampyra, and we believe that sales of Ampyra will continue to constitute a significant portion of our total revenue for the foreseeable future. Our Orange Book-listed patents have been the subject of lawsuits relating to Paragraph IV Certification Notices received from generic drug manufacturers, who have submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Amypra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In March 2017, we announced a decision by the United States District Court for the District of Delaware upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, although the other parties to the lawsuit may appeal the District Court’s decision upholding the patent set to expire in July 2018. We plan to ensure continued patient access to Ampyra, but we do not know what effect the District Court’s decision will have on Ampyra sales during that period. Also, we expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision to invalidate the four other patents is overturned on appeal, which could include reversal or a remand by the appeals court back to the District Court. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief. We may be unable to meet our expectations with respect to Ampyra sales and/or sustain profitability and positive cash flow from operations. As of March 31, 2017, we had an accumulated deficit of approximately $251.0 million. We had net losses of $18.9 million for the three-month period ended March 31, 2017 and $0.5 million for the three-month period ended March 31, 2016. We may not achieve or sustain profitability due to a shortened period of exclusivity for Ampyra, and because we expect to continue investing significant amounts to market our approved products, to continue product development and research and development activities, and, potentially, to acquire new products and product candidates.

Our prospects for sustaining profitability will depend primarily on how successful we are in:

•

successfully defending our intellectual property relating to Ampyra, including our planned appeal of the recent ruling by the United States District Court for the District of Delaware; maintaining our sales levels for Ampyra in the U.S.; and supporting Biogen’s efforts to successfully maintain regulatory approval for Fampyra (as Fampridine Prolonged Release tablets) in the EU and other markets outside the U.S.;

•

successfully advancing our late-stage programs, including: our Phase 3 program to develop INBRIJA (CVT-301, levodopa inhalation powder), a self-administered, inhaled formulation of levodopa using our proprietary ARCUS drug delivery technology, for the treatment of OFF periods in people with Parkinson’s; and our Phase 3 program to develop tozadenant, an oral adenosine A2a receptor antagonist, as an adjunctive treatment to levodopa in Parkinson's disease patients to reduce OFF time;

•	achieving the expected cost savings from our recently announced corporate restructuring;
•	continuing to advance and/or out-license our earlier-stage clinical development programs; and
•	potentially expanding our product development pipeline through the potential in-licensing and/or acquisition of additional products and technologies.

If we are not successful in executing our business plan, we may not sustain profitability and even if we sustain profitability we may not meet sales expectations. Also, even if we are successful in executing our business plan, our profitability may fluctuate from period to period due to our level of investments in sales and marketing, research and development, and product and product candidate acquisitions. For example, in 2017 we expect to invest a significant amount to support our INBRIJA (CVT-301) and tozadenant clinical trial programs.

Our restructuring plans may not produce the cost savings we anticipate, and we may encounter difficulties associated with the related organizational change.

In April 2017, following a decision by the United States District Court for the District of Delaware to invalidate certain patents relating to Ampyra, we implemented a corporate restructuring to reduce our cost structure and focus our resources on our two late-stage Parkinson’s disease programs as well as on maximizing patient access to Ampyra. As part of this restructuring, we reduced headcount by approximately 20%. As a result, we expect to realize estimated annualized cost savings from the reduction in personnel of approximately $21.0 million beginning in the second quarter of 2017, and we have reduced our 2017 projections for combined research and development and selling, general and administrative operating expense projections by approximately $50 million from our prior guidance. We estimate that we will incur approximately $8.0 million of pre-tax charges for severance and employee separation related costs related to the restructuring, primarily during the second quarter.

If we are unable to complete the objectives of the restructuring, our business and results of operations may be materially and adversely affected. We may not fully realize the anticipated benefits from our restructuring plans. Our restructuring plans may not adequately reduce expenses or produce the cost savings we anticipate or in the time frame we expect. Further restructuring activities may also be required in the future beyond what is currently planned, which could enhance the risks associated with these activities. Moreover, the anticipated benefits of the restructuring will not be sufficient to offset the loss of revenues from decreased long-term Ampyra sales following the invalidation of our patents. We expect this loss of revenues to be rapid and significant if and when generic versions of Ampyra are marketed.

Our restructuring may have other unintended consequences as well, including, for example, making it more difficult for us to attract and retain highly skilled personnel in a competitive environment. We may also experience operational disruptions as we implement our new organizational structure and transfer certain functions between employees. This process may distract the attention of management and staff and may cause a degree of disruption in our operations. The loss of key personnel could cause additional disruption, and in particular sales force attrition could harm our ability to maintain Ampyra sales and, if we obtain FDA approval for INBRIJA (CVT-301, levodopa inhalation powder), commercially launch that product.

Our operations could be curtailed if we are unable to obtain any necessary additional financing on favorable terms or at all.

As of March 31, 2017, we had approximately $133.6 million in cash and cash equivalents. We have several product candidates in various stages of development, and all will require significant further investment to develop, test and obtain regulatory approval prior to commercialization. In connection with our recently announced corporate restructuring, we are focusing our resources on our two late-stage programs, INBRIJA (CVT-301, levodopa inhalation powder) and tozadenant, and maximizing patient access to Ampyra. While we believe that the cost savings from the restructuring and subsequent operating expense reductions will enable us to fund operations through the key milestones for our late-stage development programs, including the commercial launch of INBRIJA, pending approval from the FDA, and Phase 3 data for tozadenant, there can be no guarantee that we will have sufficient funding to do so. We may need to seek additional equity or debt financing or strategic collaborations to complete our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. For example, we expect to experience a rapid and significant decline in Ampyra revenue following the decision of the United States District Court for the District of Delaware’s decision to invalidate certain Ampyra patents, if and when generic versions of Ampyra are marketed. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We have patent portfolios relating to Ampyra/aminopyridines, INBRIJA (CVT-301, levodopa inhalation powder), CVT-427 and our ARCUS drug delivery technology, tozadenant, SYN120, BTT1023, cimaglermin alfa/neuregulins, remyelinating antibodies/antibodies relating to nervous system disorders, chondroitinase, Qutenza and NP-1998/topical capsaicin formulations, comprised of both our own and in-licensed patents and patent applications. For some of our proprietary technologies, for example our ARCUS drug delivery technology, we rely on a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property rights. Our intellectual property also includes copyrights and a portfolio of trademarks.

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

For example, in 2014 and 2015, ten generic drug manufacturers filed Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA. Since 2015, we reached settlement agreements with seven of the generic companies. In filing these ANDAs for Ampyra, the generic drug manufacturers challenged all of the Orange Book-listed patents that protect the Ampyra franchise. As such, to protect our intellectual property rights we filed lawsuits against the ANDA filers, which were consolidated into a single case, asserting the challenged Orange Book-listed patents against these generic drug manufacturers. A bench trial against four generic companies was conducted in September 2016 (we have since reached a settlement agreement with one of those four companies). In March 2017, the United States District Court for the District of Delaware rendered a decision in the lawsuit upholding our Orange Book-listed patent for Ampyra set to expire on July 30, 2018, but invalidated our four other Orange Book-listed patents set to expire between 2025 and 2027. We intend to appeal the ruling on these four patents, and we expect the appeals process to take approximately 12 to 18 months. If we are not successful in overturning the ruling, which could include reversal or a remand by the appeals court back to the District Court, then Ampyra will not have patent protection after July 30, 2018. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief. Also, the non-settling ANDA filers may appeal the District Court’s decision upholding the patent set to expire in July 2018.

Also, the validity of our patents can be challenged by third parties pursuant to procedures introduced by American Invents Act, specifically inter partes review and/or post grant review before the U.S. Patent and Trademark Office. For example, in February 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging two of the five Ampyra Orange Book-listed patents. The U.S. Patent and Trademark Office Patent Trials and Appeals Board, or PTAB, chose not to institute inter partes review of these patents. The hedge fund filed motions for reconsideration requesting that the denial to institute these two IPRs be reversed, but the motions were denied in April 2016. In addition, in September 2015 the same hedge fund filed four additional IPR petitions challenging four of the five Orange Book-listed patents, including two of the same patents that were the subject of the February 2015 IPR petitions. We opposed the requests to institute these IPRs, but in March 2016 the PTAB decided to institute the IPR proceedings on all four patents. In March 2017 the PTAB issued a ruling and upheld all four of the challenged patents. The hedge fund has until no later than May 11, 2017 to appeal these decisions. The PTAB’s decision does not affect the District Court’s decision invalidating the four patents in the ANDA litigation described above.

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

Item 5.  Other Information

Termination of the Asset Based Loan

On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. On May 4, 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminate in connection with the termination of the facility.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: May 9, 2017		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: May 9, 2017		David Lawrence Chief, Business Operations and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.