Form 10-Q
period 2017-06-30
ACORDA THERAPEUTICS INC
filed 2017-08-08
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31 2017
Common Stock, $0.001 par value per share	46,650,699 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: the ability to realize the benefits anticipated from the Biotie and Civitas transactions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the ability to successfully integrate Biotie’s operations into our operations; we may need to raise additional funds to finance our operations and may not be able to do so on acceptable terms; our ability to successfully market and sell Ampyra (dalfampridine) Extended Release Tablets, 10 mg in the U.S., which will likely be materially adversely affected by the recently announced court decision in our litigation against filers of Abbreviated New Drug Applications to market generic versions of Ampyra in the U.S.; the risk of unfavorable results from future studies of Inbrija (CVT-301, levodopa inhalation powder), tozadenant or from our other research and development programs, or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Inbrija, tozadenant, or any other products under development; third party payers (including governmental agencies) may not reimburse for the use of Ampyra, Inbrija or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the occurrence of adverse safety events with our products; failure to maintain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaborator Biogen in connection therewith; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$141,135	$158,537
Restricted cash	—	79
Trade accounts receivable, net of allowances of $1,014 and $964, as of June 30, 2017 and December 31, 2016, respectively	55,626	52,239
Prepaid expenses	10,190	12,907
Finished goods inventory	43,914	43,135
Other current assets	4,744	5,760
Total current assets	255,609	272,657
Property and equipment, net of accumulated depreciation	37,368	34,310
Goodwill	281,896	280,599
Deferred tax asset	4,400	4,400
Intangible assets, net of accumulated amortization	742,704	742,242
Non-current portion of deferred cost of license revenue	1,955	2,272
Other assets	8,510	5,855
Total assets	$1,332,442	$1,342,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,967	$26,933
Accrued expenses and other current liabilities	77,503	104,890
Current portion of deferred license revenue	9,057	9,057
Current portion of loans payable	615	6,256
Current portion of convertible notes payable	—	765
Total current liabilities	107,142	147,901
Convertible senior notes (due 2021)	304,045	299,395
Acquired contingent consideration	89,300	72,100
Non-current portion of deferred license revenue	27,927	32,456
Non-current portion of loans payable	24,052	24,635
Deferred tax liability	79,556	92,807
Other non-current liabilities	10,700	8,830
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2017 and December 31, 2016; issued 46,656,958 and 46,182,738 shares, including those held in treasury, as of June 30, 2017 and December 31, 2016, respectively	47	46
Treasury stock at cost (16,151 shares at June 30, 2017 and 12,420 shares at December 31, 2016)	(389)	(329)
Additional paid-in capital	949,344	921,365
Accumulated deficit	(258,953)	(243,970)
Accumulated other comprehensive loss	(329)	(12,901)
Total stockholders’ equity	689,720	664,211
Total liabilities and stockholders’ equity	$1,332,442	$1,342,335

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2017	Three-month period ended June 30, 2016	Six-month period ended June 30, 2017	Six-month period ended June 30, 2016
Revenues:
Net product revenues	$132,756	$120,695	$245,349	$230,842
Royalty revenues	4,418	4,499	8,946	7,990
License revenue	2,264	2,264	4,529	4,529
Total net revenues	139,438	127,458	258,824	243,361
Costs and expenses:
Cost of sales	29,665	26,435	54,848	49,621
Cost of license revenue	159	159	317	317
Research and development	51,184	50,293	97,677	94,863
Selling, general and administrative	49,334	62,604	101,359	121,584
Changes in fair value of acquired contingent consideration	6,400	2,000	17,200	8,200
Total operating expenses	136,742	141,491	271,401	274,585
Operating income (loss)	2,696	(14,033)	(12,577)	(31,224)
Other (expense) income, (net):
Interest and amortization of debt discount expense	(5,460)	(4,033)	(9,603)	(7,757)
Interest income	35	48	73	263
Realized gain (loss) on foreign currency transactions	4	(1,486)	(440)	(1,495)
Other (loss) income	—	(425)	—	10,026
Total other (expense) income, (net)	(5,421)	(5,896)	(9,970)	1,037
Loss before taxes	(2,725)	(19,929)	(22,547)	(30,187)
(Provision for) benefit from income taxes	(5,471)	972	(4,552)	10,709
Net loss	$(8,196)	$(18,957)	$(27,099)	$(19,478)
Net loss attributable to non-controlling interest	—	678	—	678
Net loss attributable to Acorda Therapeutics, Inc.	$(8,196)	$(18,279)	$(27,099)	$(18,800)
Net loss per share attributable to Acorda Therapeutics, Inc.—basic	$(0.18)	$(0.40)	$(0.59)	$(0.42)
Net loss per share attributable to Acorda Therapeutics, Inc.—diluted	$(0.18)	$(0.40)	$(0.59)	$(0.42)
Weighted average common shares outstanding used in computing net loss per share attributable to Acorda Therapeutics, Inc.—basic	45,943	45,338	45,876	45,077
Weighted average common shares outstanding used in computing net loss per share attributable to Acorda Therapeutics, Inc.—diluted	45,943	45,338	45,876	45,077

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended June 30, 2017	Three-month period ended June 30, 2016	Six-month period ended June 30, 2017	Six-month period ended June 30, 2016
Net loss	$(8,196)	$(18,957)	$(27,099)	$(19,478)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10,170	(4,711)	12,572	(4,711)
Reclassification of net losses to net income	—	—	—	119
Other comprehensive income (loss), net of tax	10,170	(4,711)	12,572	(4,592)
Comprehensive income (loss)	$1,974	$(23,668)	$(14,527)	$(24,070)
Other comprehensive (loss) attributable to noncontrolling interest.	$—	$(128)	$—	$(128)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2017	Six-month period ended June 30, 2016
Cash flows from operating activities:
Net loss	$(27,099)	$(19,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	18,616	17,432
Amortization of net premiums and discounts on investments	—	467
Amortization of debt discount and debt issuance costs	6,365	4,564
Depreciation and amortization expense	11,723	9,916
Change in acquired contingent consideration obligation	17,200	8,200
Unrealized foreign currency transaction loss (gain)	247	(10,484)
Restructuring costs, net of cash payments	2,284	—
Deferred tax benefit	(1,618)	(11,116)
Changes in assets and liabilities:
Increase in accounts receivable	(3,325)	(14,328)
Decrease in prepaid expenses and other current assets	3,805	1,996
Increase in inventory	(778)	(19,077)
Decrease in non-current portion of deferred cost of license revenue	317	317
(Increase) decrease in other assets	(3,924)	17
(Decrease) increase in accounts payable, accrued expenses, other current liabilities	(34,513)	27,217
Decrease in non-current portion of deferred license revenue	(4,529)	(4,528)
Increase in other non-current liabilities	69	—
Decrease in restricted cash	79	6,032
Net cash used in operating activities	(15,081)	(2,853)
Cash flows from investing activities:
Purchases of property and equipment	(8,747)	(2,504)
Purchases of intangible assets	(207)	(388)
Acquisitions, net of cash received	—	(275,100)
Purchases of investments	—	(40,221)
Proceeds from maturities of investments	—	246,966
Net cash used in investing activities	(8,954)	(71,247)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	5,474	74,051
Purchase of noncontrolling interest	—	(14,489)
Refund of deposit for purchase of noncontrolling interest	2,722	—
Purchase of treasury stock	(60)	—
Debt issuance costs	—	(1,479)
Repayments of revenue interest liability	—	(41)
Repayment of loans payable	(2,409)	—
Net cash provided by financing activities	5,727	58,042
Effect of exchange rate changes on cash and cash equivalents	906	254
Net decrease in cash and cash equivalents	(17,402)	(15,804)
Cash and cash equivalents at beginning of period	158,537	153,204
Cash and cash equivalents at end of period	$141,135	$137,400
Supplemental disclosure:
Cash paid for interest	3,047	3,040
Cash paid for taxes	7,682	2,578

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Intangible Assets

The Company has finite lived intangible assets related to Ampyra and Selincro. These intangible assets are amortized on a straight line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company’s evaluation of the intangible assets, it considers the term of the underlying asset life and the expected life of the related product line. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

On March 31, 2017, the United States District Court for the District of Delaware upheld U.S. Patent No. 5,540,938 (the ‘938 patent), which is set to expire in July 2018. The claims of the ‘938 patent relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. The District Court invalidated U.S. Patent Nos. 8,663,685, 8,007,826, 8,440,703, and 8,354,437, which pertain to Ampyra. In May 2017, the Company appealed the ruling on these patents. As a result of the District Court’s ruling, the Company performed an interim impairment test for the intangible assets related to Ampyra in connection with the preparation of the unaudited interim condensed consolidated financial statements for the first quarter of 2017. Based on the impairment test performed, the Company determined that these intangible assets were not impaired.

As a result of the invalidation of the patents, the estimated remaining useful lives of the Ampyra intangible assets were reviewed to determine if there was a change in the estimated useful lives of these assets. Based on the review, the Company determined that there was a change in the estimated useful lives of these assets that would require an acceleration of the amortization expense. The Company determined that the estimated useful lives of these intangible assets will coincide with the expiration of the ‘938 patent, unless the appeal is resolved favorably. The Company accounted for this change prospectively as a change in an accounting estimate beginning in the three-month period ended June 30, 2017. The acceleration of the amortization associated with the change in the estimated remaining useful lives of these intangible assets, did not have a material impact on the Company’s statement of operations for the three- and six-month periods ended June 30, 2017.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in these financial statements.

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

The Company adopted this guidance effective January 1, 2017 on a prospective basis. The new guidance requires that excess tax benefits or deficiencies that arise upon the vesting or exercise of share-based payments be recognized as income tax benefit or expense in the income statement. Previously, these amounts were recorded as additional paid-in-capital. As a result of the adoption of ASU 2016-09, the Company recorded an adjustment to accumulated deficit of $12.1 million to recognize net operating loss carryforwards, attributable to excess tax benefits on stock compensation that was not previously recognized in additional paid in capital. For the three- and six-month periods ended June 30, 2017, the Company recorded $0.4 million and $1.8 million, respectively, of shortfalls as a component of income tax expense in the statement of operations. The new guidance also permits the accounting for forfeitures based on either an estimate of the number of shares expected to vest or on the actual forfeitures as they occur. The Company elected to continue estimating forfeitures for determining compensation costs. The new guidance also provides for excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were classified as a financing activity.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. In July 2015, the FASB deferred the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016). The Company expects to adopt this guidance on January 1, 2018. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company will adopt the new guidance following the modified retrospective approach.

The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized. The underlying principle is that revenue is to be recognized for the transfer of goods or services to customers that reflects the amount of consideration that the Company expects to be entitled to in exchange for those goods or services.

The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. Although the Company is continuing to assess the impact of the new guidance, the Company believes the most significant impact will relate to the recognition of license revenues associated with its Biogen contract at a point in time rather than over a period of time. The Company completed a review of its revenue contracts and continues to work on its plan for implementation of the new guidance including reviewing accounting policies and evaluating internal controls and will implement any changes as required to facilitate adoption of the new guidance which the Company expects to adopt beginning in the first quarter of 2018.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating whether it will adopt this guidance early and the impact it may have on its consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation – Stock Compensation” (Topic 718): Scope of Modification Accounting (ASU 2017-09). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 allows for prospective application and is effective for fiscal years beginning after December 15, 2017, and interim periods therein with early adoption permitted for interim or annual periods. The Company is currently evaluating whether it will adopt this guidance early and the impact it may have on its consolidated financial statements.

(3) Acquisitions

Biotie Therapies Corp.

On April 18, 2016, the Company acquired a controlling interest in Biotie Therapies Corp. (“Biotie”) pursuant to a combination agreement entered into in January 2016. We believe that tozadenant, acquired through Biotie, and Inbrija (CVT-301, levodopa inhalation powder), our most advanced program, have the potential to position the Company as a leader in Parkinson’s disease therapy. In accordance with the combination agreement, the Company closed a public tender offer for all of Biotie’s capital stock, pursuant to which the Company acquired approximately 93% of the fully diluted capital stock of Biotie for a cash purchase price of approximately $350 million. On May 4, 2016, the Company acquired an additional approximately 4% of Biotie’s fully diluted capital stock pursuant to a subsequent public offer to Biotie stockholders that did not tender their shares in the initial tender offer. The purchase consideration for the subsequent tender offer was approximately $14.5 million. The acquisition of the additional 4% of Biotie’s fully diluted capital stock resulted in the Company owning approximately 97% of the fully diluted capital stock of Biotie (the “Acquisition”) as of June 30, 2016.

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

The Company estimated the fair value of the assets acquired and liabilities assumed as of the date of acquisition based on the information available at that time. The Company recorded its final measurement-period adjustments to the purchase price allocation from the acquisition date through April 18, 2017. During the six-month period ended June 30, 2017, the Company recorded final measurement period adjustments of approximately $6.4 million to its purchase price allocation with a corresponding offset to goodwill. The final measurement period adjustments included a reduction to current liabilities of approximately $3.8 million related to the repurchase of the Biotie convertible capital loans as the Company was able to determine the fair market value of these loans, a reduction to other long-term liabilities of approximately $2.7 million due to the finalization of the valuation of the Biotie non-convertible capital loans and an increase to deferred tax liabilities of approximately $0.2 million due to the finalization of the provisional amounts recorded for deferred tax liabilities.

The following table presents the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of April 18, 2016:

(In thousands)	Preliminary Allocation, as adjusted through December 31, 2016	Measurement Period Adjustments	Final Allocation as of April 18, 2017
Cash and cash equivalents	$73,854	$—	$73,854
Other current assets	1,878	—	1,878
Other long-term assets	4,962	—	4,962
Intangible assets (indefinite-lived)	260,500	—	260,500
Intangible assets (definite-lived)	65,000	—	65,000
Current liabilities	(18,572)	3,837	(14,735)
Deferred taxes	(89,908)	(156)	(90,064)
Other long-term liabilities	(25,690)	2,740	(22,950)
Fair value of assets and liabilities acquired	272,024	6,421	278,445
Goodwill	103,876	(6,421)	97,455
Total purchase price	375,900	—	375,900
Less: Noncontrolling interests	(25,736)	—	(25,736)
Purchase consideration on date of acquisition	$350,164	$—	$350,164

The Company accounted for the Acquisition as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of acquisition. The Company incurred approximately $18.6 million in acquisition related expenses to date. For the three-month period ended June 30, 2017, there were no acquisition related expenses incurred. For the six-month period ended June 30, 2017, the Company incurred approximately $0.6 million in acquisition related expenses, all of which were expensed and included in selling, general and administrative expenses in the consolidated statements of operations. The results of Biotie’s operations have been included in the consolidated statements of operations from the acquisition date of April 18, 2016.

The definite-lived intangible asset will be amortized on a straight line basis over the period in which the Company expects to receive economic benefit and will be reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable.

The fair value of the indefinite lived intangible assets were capitalized as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until disposition of the assets or completion or abandonment of the associated research and development efforts. Accordingly, during the development period these assets will not be amortized into earnings; rather, these assets will be subject to periodic impairment testing. Upon successful completion of the development efforts, the useful lives of the indefinite lived intangible assets will be determined and the assets will be considered definite-lived intangible assets and amortized over their expected useful lives.

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

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2016	$280,599
Decrease to goodwill for measurement period adjustments	(6,421)
Foreign currency translation adjustment	7,718
Balance at June 30, 2017	$281,896

Pro-Forma Financial Information Associated with the Biotie Acquisition (Unaudited)

The following table summarizes certain supplemental pro forma financial information for the three- and six-month periods ended June 30, 2016 as if the Acquisition had occurred as of January 1, 2016.

The unaudited pro forma financial information for the three- and six-month periods ended June 30, 2016 reflects (i) the net impact to amortization expense based on the fair value adjustments to the intangible assets acquired from Biotie; (ii) the impact to operations resulting from the reversal of transaction costs related to the Acquisition; (iii) the impact to operations resulting from the reversal of the unrealized gain on the foreign currency option; (iv) the impact to interest expense based on the fair value adjustments to the debt acquired from Biotie; (v) the tax effects of those adjustments; and (vi) the net loss attributable to the noncontrolling interests resulting from the Acquisition.

	Three-month period ended	Six-month period ended
(In thousands)	June 30, 2016	June 30, 2016
Net revenues	$127,675	$244,419
Net loss from continuing operations	$(25,085)	$(43,177)

Note 4: Corporate Restructuring

On April 5, 2017, the Company announced a corporate restructuring to reduce its cost structure and focus its resources on its two late-stage programs, Inbrija and tozadenant.

The adoption of this restructuring plan followed the previously-announced decision by the United States District Court for the District of Delaware invalidating certain patents pertaining to Ampyra. Under this ruling, Acorda expects to maintain exclusivity to Ampyra through July 2018, depending on the outcome of the appeal of the Court’s decision.

As part of this restructuring, the Company is reducing headcount by approximately 20%. The majority of the reduction in personnel was completed in the three-month period ended June 30, 2017. The Company estimates that during 2017 it will incur approximately $8.0 million of pre-tax charges for severance and employee separation related costs related to the restructuring, primarily during the three-month period ended June 30, 2017.

In the three- and six-month periods ended June 30, 2017, the Company incurred pre-tax severance and employee separation related expenses of $7.6 million associated with the restructuring. The pre-tax charges incurred include a cash component of approximately $6.7 million representing employee charges for severance payments and benefits and a non-cash component of approximately $0.9 million representing stock compensation charges. Of the pre-tax severance and employee separation related expenses incurred, $5.6 million was recorded in research and development expenses and $2.0 million was recorded in selling, general and administrative expenses. The majority of the restructuring costs are expected to be paid by the end of 2017.

A summary of the restructuring charges for the three- and six-month periods ended June 30, 2017 is as follows:

	Severance and
	Other Employee
(In thousands)	Costs	Asset Impairments	Other Costs	Total
Q2 Restructuring costs	$7,515	$—	$75	$7,590
Payments	$(6,166)	$—	$(75)	$(6,241)
Restructuring Liability as of June 30, 2017	$1,349	$—	$—	$1,349

(5) Share-based Compensation

During the three‑month periods ended June 30, 2017 and 2016, the Company recognized share-based compensation expense of $11.7 million and $9.3 million, respectively. During the six-month periods ended June 30, 2017 and 2016, the Company recognized share-based compensation expense of $19.6 million and $17.4 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2017 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2017 and 2016 were approximately $7.24 and $11.92, respectively.  The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2017 and 2016 were approximately $10.75  and $13.91, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended June 30,		For the six-month period ended June 30,
(In millions)	2017	2016	2017	2016
Research and development	$3.8	$2.6	$6.4	$4.7
Selling, general and administrative	7.9	6.7	13.2	12.7
Total	$11.7	$9.3	$19.6	$17.4

A summary of share-based compensation activity for the six-month period ended June 30, 2017 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2017	9,072	$31.11
Granted	1,559	20.26
Cancelled	(510)	31.87
Exercised	(250)	21.91
Balance at June 30, 2017	9,871	$29.59	6.1	$3,689
Vested and expected to vest at June 30, 2017	9,703	$29.73	6.1	$3,311
Vested and exercisable at June 30, 2017	6,822	$30.19	5.0	$910

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2017	625
Granted	542
Vested	(51)
Forfeited	(155)
Nonvested at June 30, 2017	961

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of June 30, 2017 totaled $50.7 million and is expected to be recognized over a weighted average period of approximately 3.0 years.

(6) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2017 and 2016:

(In thousands, except per share data)	Three-month period ended June 30, 2017	Three-month period ended June 30, 2016	Six-month period ended June 30, 2017	Six-month period ended June 30, 2016
Basic and diluted
Net loss	$(8,196)	$(18,279)	$(27,099)	$(18,800)
Weighted average common shares outstanding used in computing net loss per share—basic	45,943	45,338	45,876	45,077
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	45,943	45,338	45,876	45,077
Net loss per share—basic	$(0.18)	$(0.40)	$(0.59)	$(0.42)
Net loss per share—diluted	$(0.18)	$(0.40)	$(0.59)	$(0.42)

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2017	Three-month period ended June 30, 2016	Six-month period ended June 30, 2017	Six-month period ended June 30, 2016
Denominator
Stock options and restricted common shares	10,197	7,502	9,672	7,536
Convertible note – Saints Capital	—	10	—	10

Additionally, the impact of the convertible debt and the impact of the convertible capital loan assumed from Biotie were determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three and six-month periods ended June 30, 2017 and 2016.

(7) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, Federal research and development tax credits, jurisdictions with pretax losses for which no tax benefit can be recognized and the effects of share based compensation which are recorded discretely in the quarters in which they occur.

For the three-month periods ended June 30, 2017 and 2016, the Company recorded a $5.5 million provision for and $1.0 million benefit from income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2017 and 2016 were -200.8% and 4.9%, respectively. The variance in the effective tax rates for the three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016 was due primarily to the valuation allowance recorded on jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, the tax implications of costs related to the Biotie transaction, the reduction in the research & development tax credit and the absence of orphan drug development in 2017.

For the six-month periods ended June 30, 2017 and 2016, the Company recorded a $4.6 million provision for and $10.7 million benefit from income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2017 and 2016 were -20.2% and 35.5%, respectively. The variance in the effective tax rates for the six-month period ended June 30, 2017 as compared to the six-month period ended June 30, 2016 was due primarily to the valuation allowance recorded on jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, the tax implications of costs related to the Biotie transaction, the reduction in the research & development tax credit and the absence of orphan drug development in 2017.

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

(8) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits, money market funds and investments in a Treasury money market fund. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach. No changes in valuation techniques occurred during the three or six-month periods ended June 30, 2017. The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2017, except for the fair value of the Company’s convertible senior notes, which was approximately $294.8 million as of June 30, 2017.  The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
June 30, 2017
Assets Carried at Fair Value:
Cash equivalents	$9,132	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	89,300
December 31, 2016
Assets Carried at Fair Value:
Cash equivalents	$18,514	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	72,100

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended June 30, 2017	Three-month period ended June 30, 2016	Six-month period ended June 30, 2017	Six-month period ended June 30, 2016
Acquired contingent consideration:
Balance, beginning of period	$82,900	$69,700	$72,100	$63,500
Fair value change to contingent consideration included in the statement of operations	6,400	2,000	17,200	8,200
Balance, end of period	$89,300	$71,700	$89,300	$71,700

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (CVT-301, levodopa inhalation powder), a potential new drug candidate for the treatment of OFF periods of Parkinson’s disease and CVT-427, a Phase I candidate. CVT-427 is an inhaled triptan intended for acute treatment of migraine using the ARCUS delivery system. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. Some of the more significant assumptions made in the valuation include (i) the estimated

Inbrija and CVT-427 revenue forecasts, (ii) probabilities of success, and (iii) discount periods and rate. The probability of achievement of revenue milestones ranged from 26.3% to 85% with milestone payment outcomes ranging from $0 to $62 million in the aggregate for Inbrija and CVT-427. The valuation is performed quarterly. Gains and losses are included in the statement of operations. For the three and six-month periods ended June 30, 2017, changes in the fair value of the acquired contingent consideration were due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions.

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

(9) Investments

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $9.1 million and $18.5 million as of June 30, 2017 and December 31, 2016, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and long-term investments are greater than 1 year. There were no investments classified as long-term at June 30, 2017 and 2016.

(10) Debt Obligations

Saints Capital Notes

Effective January 2017, the Company paid approximately $0.8 million in full payment of these notes.

Asset Based Loan

On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. On May 4, 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminated in connection with the termination of the facility.

In the three-month period ended June 30, 2017, approximately $1.1 million of debt issuance costs associated with the Credit Agreement were written off.

Convertible Capital Loans

In the three-month period ended March 31, 2017, the Company paid approximately $1.7 million (€1.5 million) to repurchase the outstanding principal amount of these loans. In April 2017, the Company paid approximately $0.2 million (€0.2 million) to repurchase the outstanding principal amount of the last outstanding loan. There were no convertible capital loans outstanding as of June 30, 2017.

(11) Commitments and Contingencies

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

Background

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market three FDA-approved therapies, including Ampyra (dalfampridine) Extended Release Tablets, 10 mg, a treatment to improve walking in patients with multiple sclerosis, or MS, as demonstrated by an increase in walking speed. We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson’s disease and MS. We have two late-stage programs in Parkinson’s disease, including Inbrija (the proposed brand name for CVT-301, levodopa inhalation powder), our most advanced program, as well as our tozadenant program, which we acquired with Biotie Therapies Corp. in 2016. We believe that these programs, which are further described below, have the potential to position Acorda as a leader in Parkinson’s disease therapy.

We currently derive substantially all our revenue from the sale of Ampyra. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, depending on the outcome of appeal of the Court’s decision. The other parties to the lawsuit with whom we have not reached settlement have appealed the District Court’s decision upholding the patent that expires in July 2018, and we have appealed the ruling on the four invalidated patents. We expect the appeals process to take approximately 12 to 18 months. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court.

In April 2017, following the District Court’s decision, we implemented a corporate restructuring to reduce our cost structure and focus our resources on our two late stage Parkinson’s disease programs, Inbrija and tozadenant, as well as on maximizing Ampyra value. As part of this restructuring, we reduced headcount by approximately 20%. The majority of the reduction was completed in April 2017. As a result, we expect to realize annualized cost savings from the reduction of personnel of approximately $21.0 million beginning in the second quarter of 2017. We estimate that during 2017 we will incur approximately $8.0 million of pre-tax charges for severance and employee separation related costs related to the restructuring, primarily during the second quarter. As a result of the restructuring, in April 2017 we reduced our 2017 projections for combined research and development and selling, general and administrative operating expense projections by approximately $50 million from our prior 2017 guidance. Our current projections are described below under Financial Guidance for 2017.

We believe that our Inbrija and tozadenant programs, if approved, will serve as the foundation for Acorda’s future value. In June 2017, we announced that we had submitted a New Drug Application, or NDA, for Inbrija to the FDA. Based on current guidelines, we anticipate that the FDA will inform us by the end of September 2017 if the submission has been accepted for full review, and expect a 10-month review. Our other top priorities through early 2018 are to:

•	Submit a Marketing Authorization Application, or MAA, for Inbrija in the EU by the end of 2017.
•	Continue with preparations for commercialization and launch of Inbrija in the U.S.
•	Complete the ongoing Phase 3 efficacy clinical trial of tozadenant, with topline results expected in the first quarter of 2018.
•	Maximize Ampyra value.

Our current strategic priorities also include business development initiatives, including pursuit of monetization of existing royalty streams for Fampyra and Selincro, further described below, as well as exploring partnering and out-licensing opportunities for some of our early-stage programs.

As of June 30, 2017, we had cash and cash equivalents of approximately $141.1 million and expect to be cash flow positive for 2017 with a projected year end cash balance in excess of $200 million. We expect a similar year-end 2018 cash balance based on our current internal assumptions for 2018 Ampyra revenue. We have $345 million of convertible senior notes due in 2021 with a conversion price of $42.56.

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

Biotie Acquisition

In 2016, we acquired Biotie Therapies Corp. pursuant to a combination agreement with Biotie for a purchase price of approximately $376 million. As a result of the acquisition, we have obtained worldwide rights to tozadenant, an oral adenosine A2a receptor antagonist currently in Phase 3 development as an adjunctive treatment to levodopa in Parkinson's disease patients to reduce OFF time. We believe that this late stage program, together with Inbrija, our other late stage program, have the potential to position Acorda as a leader in Parkinson’s disease therapy. Further expanding our pipeline, we also obtained global rights to SYN120, an oral, 5-HT6/5-HT2A dual receptor antagonist in Phase 2 development with support from the Michael J. Fox Foundation for Parkinson’s-related dementia. Biotie is also developing BTT1023, a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease for which there is no FDA-approved treatment.

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 to improve walking in people with MS. To our knowledge, Ampyra is the first and only drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra was made commercially available in the United States in March 2010. Net revenue for Ampyra was $131.6 million for the three months ended June 30, 2017 and $122.1 million for the three months ended June 30, 2016.

Since the March 2010 launch of Ampyra, approximately 120,000 people with MS in the U.S. have tried Ampyra. We believe that Ampyra is increasingly considered by many physicians a standard of care to improve walking in people with MS. Seven years after approval, Ampyra continues to grow, reflecting the continued unmet medical need among people with MS for a treatment to improve walking. As of June 30, 2017, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends. These refill rates exclude patients who started Ampyra through our 60-day free trial program. Our 60-day free trial program provides eligible patients with two months of Ampyra at no cost. During 2016, on average, approximately 80% of new Ampyra patients enrolled in 60-day free trial. The program is in its sixth year, and data show that 60-day free trial participants have higher compliance and persistency rates over time compared to patients not in the program. Approximately 50% of patients who initiate therapy with the 60-day free trial free trial program convert to paid prescriptions.

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

Ampyra is distributed in the U.S. exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-

site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies. The specialty pharmacy providers that deliver Ampyra by mail, and Kaiser Permanente, are contractually obligated to hold no more than an agreed number of days of inventory, ranging from 10 to 30 calendar days, and some have agreed to hold a minimum of 10 business days of inventory.

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

Ampyra Patent Update

We have five issued patents listed in the Orange Book for Ampyra, four of which were recently held invalid in litigation in U.S. District Court with certain generic drug manufacturers, as further described below in this report. The first is U.S. Patent No. 5,540,938, the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. In April 2013, this patent received a five year patent term extension under the patent restoration provisions of the Hatch-Waxman Act. With a five year patent term extension, this patent will expire on July 30, 2018. We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business). This patent was held valid by the District Court in the litigation, although in June 2017 the other parties to the lawsuit with whom we have not reached settlements appealed the District Court’s decision upholding this patent.

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

The patent litigation referenced above relates to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In 2015 and 2016, we reached settlement agreements with six of the generic companies. A bench trial against the remaining four generic companies was completed in September 2016. In February 2017, we announced that we had reached a settlement agreement with one of those four generic companies. In March 2017, the U.S. District Court for the District of Delaware rendered a decision upholding our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidating our four other Orange Book-listed patents. In May 2017, we appealed the ruling on these four patents, and as described above, in June 2017 the other non-settling parties appealed the decision on the patent set to expire in July 2018. We expect the appeals process to take approximately 12 to 18 months. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court.

Our Orange Book-listed patents for Ampyra were also subject to inter partes review (IPR) petitions filed by a hedge fund with the U.S. Patent and Trademark Office (USPTO). These IPR petitions challenged four of the five Orange Book-listed patents. In March 2017, the U.S. Patent and Trademark Office Patent Trials and Appeals Board, or PTAB, issued a ruling and upheld all four of the challenged patents. The ruling has become final, as the hedge fund did not appeal the ruling before the May 2017 appeal deadline. The PTAB’s decision does not affect the U.S. District Court for the District of Delaware’s decision invalidating the four patents.

In April 2017, we received a Paragraph IV Certification Notice from an additional generic drug manufacturer, Micro Labs Ltd. (“Micro”), advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. Micro has challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and it also asserted that a generic version of its product does not infringe certain claims of these patents. In response to the filing of the ANDA, in May 2017 we filed a lawsuit against Micro in the U.S. District Court for the District of New Jersey, asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685.

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

Research & Development Programs

We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson’s disease and MS. Following the restructuring described above, our focus is on advancing our late stage Parkinson’s disease programs – Inbrija and tozadenant – and we believe that these products, if approved, will serve as the foundation of our future value and position us as a leader in the treatment of Parkinson’s disease.

Inbrija (CVT-301, levodopa inhalation powder)/Parkinson’s Disease

Inbrija (the proposed brand name for CVT-301, levodopa inhalation powder), is a self-administered, inhaled formulation of levodopa, or L-dopa, for the treatment of OFF periods in Parkinson’s disease. Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine. The disease causes a range of symptoms such as impaired ability to move, muscle stiffness and tremor. The standard of care for the treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s disease progresses. The re-emergence of symptoms is referred to as an OFF period, and despite optimized regimens with current therapeutic options and strategies, OFF periods remain one of the most challenging aspects of the disease.

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

In 2016, we completed a Phase 3 efficacy and safety clinical trial of Inbrija for the treatment of OFF periods in Parkinson’s disease. In February 2017, we announced efficacy and safety data from this clinical trial, showing a statistically significant improvement in motor function in people with Parkinson’s experiencing OFF periods. The clinical trial had three arms: Inbrija 84 mg and 60 mg doses (equivalent to 50 mg and 35 mg fine particle doses, respectively), and placebo. The trial met its primary outcome measure of improvement in motor function as measured by the Unified Parkinson’s Disease Rating Scale-Part 3 (UPDRS III) in people with Parkinson’s experiencing OFF periods. UPDRS III is a validated scale, which measures Parkinson’s disease motor impairment. The primary endpoint was measured at 30 minutes post-treatment for the 84 mg dose at the 12-week visit. UPDRS III change was -9.83 compared to -5.91 for placebo with a p-value of 0.009. The magnitude of Inbrija’s benefit versus baseline was consistent with the data from the prior Phase 2b clinical trial, further described below, and represents a statistically significant, clinically meaningful improvement in motor function. The placebo-adjusted difference was lower in the Phase 3 clinical trial than the Phase 2b clinical trial but still represented a clinically important difference. In June 2017, we announced additional data from the Inbrija Phase 3  efficacy and safety trial at the International Congress of Parkinson’s Disease and Movement Disorders (MDS). The secondary endpoints of achievement of an ON state with maintenance through 60 minutes (statistically significant), Patient Global Impression of Change (PGIC), and reduction in UPDRS III score at 10 minutes were supportive of the primary endpoint result.

The safety profile of Inbrija in the Phase 3 trial was consistent with that observed in a prior Phase 2b clinical trial.

•

84 mg, 60 mg and Placebo: Adverse events reported in any study arm at greater than 5% were cough, upper respiratory tract infection, throat irritation, nausea and sputum discoloration. Cough was the most common adverse event, reported by approximately 15% of subjects who received Inbrija. When reported, it was typically mild and reported once per participant during the course of treatment. Three of 227 participants receiving Inbrija discontinued the study due to cough. Reports of serious adverse events were: 3, or 2.7% in the placebo arm, 6, or 5.3% in the 60 mg arm, and 2, or 1.8% in the 84 mg arm. There was one death in the study, a suicide in the 60 mg group, judged by the investigator not to be related to drug.

•

84 mg: The most commonly reported adverse events in the Inbrija 84 mg group compared to the placebo group were: cough (14.9% vs. 1.8%, reported mostly once/subject), upper respiratory tract infection (6.1% vs. 2.7%), nausea (5.3% vs. 2.7%), sputum discoloration (5.3% vs. 0%) and dyskinesia (3.5% vs. 0.0%). When cough was reported, it was typically characterized as mild. Two of 114 participants receiving CVT-301 84 mg discontinued the study due to cough.

In March and June 2017, we announced interim results from two additional ongoing, long-term Phase 3 studies to assess the long-term safety profile of Inbrija in people with Parkinson’s. These results showed no statistical difference in pulmonary function between the group receiving Inbrija and an observational control group. These results are consistent with the previously reported Phase 2b and Phase 3 clinical trials. In March 2017, we also announced results from separate clinical studies that assessed the safety profile of Inbrija in people with asthma, smokers and early morning OFF.

In June 2017, we submitted an NDA for Inbrija to the FDA. Based on current guidelines, we anticipate that the FDA will inform us by the end of September if the submission has been accepted for full review, and expect a 10-month review. We also plan to file a Marketing Authorization Application, or MAA, in the EU by the end of 2017. The NDA was submitted under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®. We believe the Phase 3 efficacy and safety clinical trial, combined with data from the two additional Phase 3 studies and supported by existing Phase 2b data, are sufficient for the NDA filing. Pending FDA review and approval of the NDA, we are planning for a commercial launch of this product in 2018. We are projecting that, if approved, annual peak net revenue of Inbrija in the U.S. alone could exceed $500 million. We are actively seeking to partner this program outside of the U.S., including the EU and certain other countries.

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

Tozadenant/Parkinson’s Disease

Through Biotie we acquired worldwide rights to tozadenant, an oral adenosine A2a receptor antagonist currently in Phase 3 development as an adjunctive treatment to levodopa in Parkinson’s disease patients to reduce OFF time. A2a receptor antagonists have the potential to be the first new class of drug approved in the U.S. for improvement of motor symptoms in Parkinson’s disease in over 20 years. We believe that tozadenant would be complementary to our other Phase 3 product for Parkinson's disease, Inbrija, because while tozadenant is being developed as a chronic maintenance therapy for reducing overall OFF time, Inbrija is being developed as an on-demand therapy for improvement of OFF periods when they occur. We believe that tozadenant, if approved by the FDA, represents a commercial opportunity in the U.S. that is greater than that of Inbrija.

Biotie is currently conducting a Phase 3 clinical trial, in which tozadenant is taken along with a person’s other Parkinson’s disease therapies. The trial is being conducted under a special protocol assessment, or SPA, from the FDA and is comparing two of the dose arms of tozadenant, 60 mg and 120 mg, that were selected from the prior Phase 2b clinical trial versus placebo. The trial is assessing improvement of motor function and activities of daily living in people with Parkinson’s while taking tozadenant. The Phase 2b trial showed, among other positive findings, that 120 mg doses of tozadenant resulted in an average increase of 1.1 hours of ON time without troublesome dyskinesias, relative to placebo; this was in patients already receiving multiple other Parkinson’s therapies. We believe that this trial, if successful, together with data from the prior Phase 2b clinical trial, will provide sufficient efficacy data to file an NDA with the FDA. We expect efficacy data from this trial in the first quarter of 2018. In June 2017, we presented new data from clinical and pre-clinical studies of tozadenant at the 2017 International Congress of Parkinson's Disease and Movement Disorders (MDS). A separate open-label, long-term safety study commenced enrollment in April 2017.

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

In December 2015, we initiated and completed a Phase 1 safety/tolerability and pharmacokinetic clinical trial of CVT-427 for acute treatment of migraine. In June 2016, at the 58th Annual Scientific Meeting of the American Headache Society, we presented pharmacokinetic data from the Phase 1 trial which showed increased bioavailability and faster absorption compared to oral and nasal administration of the same active ingredient in healthy adults. In particular, the data showed that CVT-427 had a median Tmax of about 12 minutes for all dose levels compared to 1.5 hours for the oral tablet and 3.0 hours for the nasal spray. There were no serious adverse events, dose-limiting toxicities, evidence of bronchoconstriction or discontinuations due to adverse events reported in this study. The most commonly reported treatment-emergent adverse events were cough, chest discomfort, headache, and feeling hot. Apart from cough, single dose CVT-427 tolerability was generally consistent with the known safety profile of zolmitriptan. In December 2016, we completed a special population study to evaluate safe inhalation of CVT-427 in people with asthma and in smokers. Some subjects showed evidence of acute, reversible bronchoconstriction, post-inhalation, which we believe requires further investigation. We are evaluating next steps for the program and CVT-427 will not advance into a Phase 2 study by the end of 2017, as previously expected.

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

Asset Based Loan

On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. On May 4, 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminated in connection with the termination of the facility.

Financial Guidance for 2017

We are providing the following guidance with respect to our 2017 financial performance:

•	We expect 2017 net revenue from the sale of Ampyra to range from $535 million to $545 million.
•

Research and development (R&D) expenses in 2017 are expected to range from $160 million to $170 million, excluding share-based compensation charges and restructuring costs. The majority of R&D expenses for the remainder of 2017 are primarily related to our two late-stage programs. Inbrija (CVT-301, levodopa inhalation powder) program costs include extension study and safety study costs as well as manufacturing expenses. Tozadenant program costs include Phase 3 clinical trial costs as well as chemistry, manufacturing and controls (CMC) related expenses.

•

Selling, general and administrative (SG&A) expenses in 2017 are expected to range from $170 million to $180 million, excluding share-based compensation charges and restructuring costs. The majority of SG&A expenses for the remainder of 2017 are to support Ampyra and our two late stage Parkinson’s disease programs, and general and administrative costs for the rest of the organization.

We expect to be cash flow positive for 2017 with a projected year end cash balance in excess of $200 million.

The projected range of R&D and SG&A expenses in 2017 are provided on a non-GAAP basis, as both exclude share-based compensation charges and restructuring costs. Due to the forward looking nature of this information, the amount of compensation charges and benefits needed to reconcile these measures to the most directly comparable GAAP financial measures is dependent on future changes in the market price of our common stock and is not available at this time. Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP. However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock and non-recurring restructuring costs. We believe these non-GAAP financial measures help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance. Also, our management uses these non-GAAP financial measures to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Results of Operations

Three-Month Period Ended June 30, 2017 Compared to June 30, 2016

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra to these customers of $131.6 million and $122.1 million for the three-month periods ended June 30, 2017 and 2016, respectively, an increase of $9.5 million, or 7.8%. The net revenue increase was comprised of net price increases, net of discount and allowance adjustments of $7.9 million, and increased net volume of $1.6 million. Effective January 1, 2017, we increased our list sale price to our customers by 9.5%.

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

Other Product Revenues

We recognized net revenue from the sale of other products of $1.2 million for the three-month period ended June 30, 2017, as compared to $(1.4) million for the three-month period ended June 30, 2016, an increase of $2.6 million.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $2.3 million in license revenue for both the three-month periods ended June 30, 2017 and 2016, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $2.9 million and $2.7 million in royalty revenue for the three-month periods ended June 30, 2017 and 2016, respectively, related to ex-U.S. sales of Fampyra by Biogen.

We recognized $0.8 million and $1.0 million in royalty revenue for the three-month periods ended June 30, 2017 and 2016, respectively, related to the authorized generic sale of Zanaflex Capsules.

We recognized $0.8 million in royalty revenue for both the three-month period ended June 30, 2017 and the period April 18, 2016, which is the date of the acquisition of Biotie, through June 30, 2016, respectively, related to sales of Selincro.

Cost of Sales

We recorded cost of sales of $29.7 million for the three-month period ended June 30, 2017 as compared to $26.4 million for the three-month period ended June 30, 2016. Cost of sales for the three-month period ended June 30, 2017 consisted primarily of $23.0 million in inventory costs related to recognized revenues, $3.0 million in royalty fees based on net product shipments and costs related to Biotie of $2.3 million.

Cost of sales for the three-month period ended June 30, 2016 consisted primarily of $20.6 million in inventory costs related to recognized revenues, $2.8 million in royalty fees based on net product shipments and costs related to Biotie of $1.9 million.

Cost of License Revenue

We recorded cost of license revenue of $0.2 million for the three-month periods ended June, 2017 and 2016, respectively. Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended June 30, 2017 were $51.2 million as compared to $50.3 million for the three-month period ended June 30, 2016, an increase of approximately $0.9 million, or 1.8%. The increase was due primarily to spending for products acquired as a result of the Biotie acquisition of $6.0 million, restructuring costs of $5.6 million and increased regulatory spending of $2.0 million, partially offset by reductions of $3.8 million for our discontinued Plumiaz program, $3.6 million for our Ampyra life cycle management program, $2.6 million for Inbrija (CVT-301, levodopa inhalation powder) and CVT-427, salaries and benefits related costs of $2.0 million and other program costs of $0.6 million.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2017 were $25.9 million compared to $25.4 million for the three-month period ended June 30, 2016, an increase of approximately $0.5 million, or 2.0%. The increase was attributable to an increase in pre-launch activities related to Inbrija of $2.4 million and an increase in overall salaries and benefits of $0.8 million, partially offset by a decrease in Ampyra marketing costs of $2.2 million and other pre-launch activities of $0.5 million.

General and administrative expenses for the three-month period ended June 30, 2017 were $23.4 million compared to $37.2 million for the three-month period ended June 30, 2016, a decrease of approximately $13.8 million, or 37.1%. This decrease was primarily due to decreases in business development, legal, finance and other related expenses of $9.2 million, decreased acquisition related costs of $5.1 million and decreased spending at Biotie of $1.5 million, partially offset by restructuring costs of $2 million.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded expenses pertaining to changes in the fair-value of acquired contingent consideration of $6.4 million for the three-month period ended June 30, 2017 as compared to $2.0 million for the three-month period ended June 30, 2016. Changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense

Other expense was $5.4 million for the three-month period ended June 30, 2017 compared to other expense of $5.9 million for the three-month period ended June 30, 2016, a difference of $0.5 million. The difference is due primarily to a decrease in realized gains (losses) on foreign currency exchange of approximately $1.5 million and a decrease in other income (expenses) of $0.4 million, partially offset by an increase in interest and amortization of debt discount expense of approximately $1.4 million.

Provision for/Benefit from Income Taxes

For the three-month periods ended June 30, 2017 and 2016, the Company recorded a $5.5 million provision for and $1.0 million benefit from income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2017 and 2016 were -200.8% and 4.9%, respectively. The variance in the effective tax rates for the three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016 was due primarily to the valuation allowance recorded on jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, the tax implications of costs related to the Biotie transaction, the reduction in the research & development tax credit and the absence of orphan drug development in 2017.

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

Six-Month Period Ended June 30, 2017 Compared to June 30, 2016

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra to these customers of $243.5 million as compared to $231.7 million for the six-month periods ended June 30, 2017 and 2016, respectively, an increase of $11.8 million, or 5.1%. The net revenue increase was comprised of net price increases, net of discount and allowance adjustments of $13.3 million, offset by net volume reductions of $1.5 million, due in part to specialty pharmacies dropping their inventories in the first quarter of 2017 in anticipation of potential generic availability. Effective January 1, 2017, we increased our list sale price to our customers by 9.5%.

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

Other Product Revenues

We recognized net revenue from the sale of other products of $1.8 million for the six-month period ended June 30, 2017, as compared to $(0.9) million for the six-month period ended June 30, 2016, an increase of $2.7 million. Other product revenues for the six-month period ended June 30, 2016 included a charge of $4.2 million due to an increase in current and estimated future returns for Zanaflex.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $4.5 million in license revenue for the six-month periods ended June 30, 2017 and 2016, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $5.4 million and $5.2 million in royalty revenue for the six-month periods ended June 30, 2017 and 2016, respectively related to ex-U.S. sales of Fampyra by Biogen.

We recognized $2.0 million in royalty revenue for the six-month periods ended June 30, 2017 and 2016, respectively, related to the authorized generic sale of Zanaflex Capsules.

We recognized $1.5 million and $0.8 million in royalty revenue for both the six-month period ended June 30, 2017 and the period April 18, 2016, which is the date of the acquisition of Biotie, through June 30, 2016, respectively, related to sales of Selincro.

Cost of Sales

We recorded cost of sales of $54.8 million for the six-month period ended June 30, 2017 as compared to $49.6 million for the six-month period ended June 30, 2016. Cost of sales for the six-month period ended June 30, 2017 consisted primarily of $43.2 million in inventory costs related to recognized revenues. Cost of sales for the six-month period ended June 30, 2017 also consisted of $5.5 million in royalty fees based on net product shipments and costs related to Biotie of $4.4 million.

Cost of sales for the six-month period ended June 30, 2016 consisted primarily of $40.4 million in inventory costs related to recognized revenues. Cost of sales for the six-month period ended June 30, 2016 also consisted of $5.3 million in royalty fees based on net product shipments and costs related to Biotie of $1.9 million.

Cost of License Revenue

We recorded cost of license revenue of $0.3 million for the six-month periods ended June 30, 2017 and 2016, respectively. Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.

Research and Development

Research and development expenses for the six-month period ended June 30, 2017 were $97.7 million as compared to $94.9 million for the six-month period ended June 30, 2016, an increase of approximately $2.8 million, or 3.0%. The increase was primarily due to increased spending for products acquired as a result of the Biotie acquisition of $17.2  million, restructuring costs of $5.6 million and increased regulatory spending of $2.0 million, partially offset by spending reductions for Plumiaz of $6.4 million, Ampyra life cycle management programs of $5.6 million, Inbrija (CVT-301, levodopa inhalation powder) and CVT-427 of $4.8 million, salaries and benefits related costs of $3.0 million, GGF2 program costs of $1.3 million and other program costs of $0.8 million.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2017 were $51.0 million compared to $52.6 million for the six-month period ended June 30, 2016, a decrease of approximately $1.6 million, or 3.0%. The decrease was attributable primarily to a decrease in Ampyra marketing costs of $3.4 million, a decrease in costs for pre-launch activities related to Plumiaz of $0.9 million and a decrease in overall salaries and benefits of $0.3 million, offset by an increase in pre-launch activities related to Inbrija of $3.0 million.

General and administrative expenses for the six-month period ended June 30, 2017 were $50.3 million compared to $69.0 million for the six-month period ended June 30, 2016, a decrease of approximately $18.7 million, or 27%. This decrease was due primarily to reductions in business development, legal and other related expenses of $15.6 million and decreased acquisition related costs of $5.1 million, partially offset by restructuring expenses of $2.0 million.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition.  The fair value of that future royalty is assessed quarterly. We recorded a $17.2 million expense pertaining to changes in the fair-value of our acquired contingent consideration for the six-month period ended June 30, 2017. The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense/Income

Other expense was $10.0 million for the six-month period ended June 30, 2017 compared to other income of $1.0 million for the six-month period ended June 30, 2016, a difference of $11.0 million. The difference was due primarily to a realized gain on settlement of foreign currency options of $10.0 million in the six-month period ended June 30, 2016 and increased interest expense of $1.8 million, partially offset by a lower realized loss on foreign currency exchange related to Biotie of $1.1 million.

Provision for/Benefit from Income Taxes

For the six-month periods ended June 30, 2017 and 2016, the Company recorded a $4.6 million provision for and $10.7 million benefit from income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2017 and 2016 were -20.2% and 35.5%, respectively. The variance in the effective tax rates for the six-month period ended June 30, 2017 as compared to the six-month period ended June 30, 2016 was due primarily to the valuation allowance recorded on jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, the tax implications of costs related to the Biotie transaction, the reduction in the research & development tax credit and the absence of orphan drug development in 2017.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, a convertible debt offering, payments received under our collaboration and licensing agreements, sales of Ampyra, Zanaflex tablets and Zanaflex Capsules and Qutenza, and, to a lesser extent, from loans, government and non-government grants and other financing arrangements.

At June 30, 2017, we had $141.1 million of cash and cash equivalents, compared to $158.5 million at December 31, 2016. We expect that our existing cash and cash flows from operations will be sufficient to fund our ongoing operations over the next 12 months from the financial statement filing date.

In April 2017, following a Federal District Court’s decision which invalidated certain of the Company’s patents relating to Ampyra, we implemented a corporate restructuring to reduce our cost structure and focus our resources on our two late stage Parkinson’s disease programs, Inbrija and tozadenant, as well as on maximizing Ampyra value. As part of this restructuring, we reduced headcount by approximately 20%. The majority of the reduction was completed in April 2017. While we believe that the cost savings from the restructuring and subsequent operating expense reductions will enable us to fund operations through the key milestones for our late-stage development programs, including the commercial launch of Inbrija, pending approval from the FDA, and Phase 3 data for tozadenant, there can be no guarantee that we will have sufficient funding to do so. We may need to seek additional equity or debt financing or strategic collaborations to complete our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all.

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

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date. As of June 30, 2017, the Notes did not meet the criteria to be convertible.

The Company could not redeem the Notes prior to June 20, 2017. The Company may redeem for cash all or part of the Notes, at the Company’s option, on or after June 20, 2017 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within five trading days prior to the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Our outstanding note balances as of June 30, 2017 consisted of the following:

(In thousands)	June 30, 2017
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(40,955)
Net carrying amount	$304,045
Equity component	$61,195

Asset Based Loan

On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. On May 4, 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminated in connection with the termination of the facility.

Non-Convertible Capital Loans

The Non-Convertible Capital Loans (“Tekes Loans”) which were granted by Tekes, a Finnish Funding Agency for Technology and Innovation, had a fair value of $20.5 million (€18.2 million) at the date of acquisition. The Tekes loans have a carrying value of $22.2 million as of June 30, 2017. The Tekes Loans consist of fourteen non-convertible loans that bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, Biotie may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Convertible Capital Loan

In the three-month period ended March 31, 2017, the Company extended an offer to each of the convertible capital loan holders to repurchase the outstanding principal amount of each convertible capital loan. The Company paid approximately $1.7 million (€1.5 million) in March 2017 to repurchase the outstanding principal amount of these loans. In April 2017, the Company paid approximately $0.2 million (€0.2 million) to repurchase the principal amount of the last outstanding loan. There were no outstanding balances on these loans as of June 30, 2017.

Research and Development Loans

The Research and Development Loans (“R&D Loans”) which were granted by Tekes had a fair value of $2.9 million (€2.6 million) at the date of acquisition. The R&D Loans have a carrying value of $2.5 million as of June 30, 2017. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The principal on these loans will be paid in five equal annual installments beginning in 2017 through 2021.

Investment Activities

At June 30, 2017, cash and cash equivalents were approximately $141.1 million, as compared to $158.5 million at December 31, 2016. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds. At June 30, 2017 and December 31, 2016, we held no short-term investments. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operations

Net cash used in operations was $15.0 million for the six-month period ending June 30, 2017 while $2.9 million was used in operations for the six-month period ended June 30, 2016. Cash used in operations for the six-month period ended June 30, 2017 was primarily due to a net loss of $27.1 million, a decrease in accounts payable and accrued expenses of $34.5 million, restructuring payments of $5.3 million, a decrease in non-current portion of deferred license revenue of $4.5 million, an increase in other assets of $3.9 million, an increase in accounts receivable of $3.3 million, and a deferred tax benefit of $1.6 million partially offset by stock compensation expense of $18.6 million, a change in contingent consideration liability of $17.2 million, depreciation and amortization expense of $11.7 million, restructuring costs of $2.3 million, amortization of debt discount and debt issuance costs of $6.4 million and a decrease in prepaid expenses and other current assets of $3.8 million.

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2017 was $9.0 million, which was due primarily to purchases of property and equipment.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2017 was $5.7 million, which was due to $5.5 million in net proceeds from the issuance of common stock, and a refund of $2.7 million for the completion of the purchase of the noncontrolling interest in Biotie, partially offset by the repayment of loans payable of $2.4 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 10 of our Annual report on Form 10-K for the year ended December 31, 2016. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the six-month period ended June 30, 2017, commitments related to the purchase of inventory decreased as compared to December 31, 2016. As of June 30, 2017, we have inventory-related purchase commitments totaling approximately $20.2 million.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017, with the exception of the adoption of ASU 2016-09, “Compensation – Stock Compensation” (Topic 718) and ASU 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory, and ASU 2016-06, “Derivatives and Hedging” (Topic 815): Contingent Put and Call Options in Derivative Contracts, our critical accounting policies have not changed materially from December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, grants receivable, convertible senior notes, non-convertible capital loans, research and development loans and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2017, except for the fair value of the Company’s convertible senior notes which was approximately $295 million as of June 30, 2017.

We have cash equivalents at June 30, 2017, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximates their fair value at June 30, 2017. At June 30, 2017, we held $141.1 million in cash and cash equivalents which had an average interest rate of approximately 0.5%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2017, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Ampyra ANDA Litigation

Overview. As further described below, our Orange Book-listed patents for Ampyra are the subject of lawsuits relating to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. In 2015 and 2016, we reached settlement agreements with six of the generic companies, and in February 2017, we announced that we had reached a settlement agreement with one additional generic company. As to the remaining three generic manufacturers, in March 2017, the U.S. District Court for the District of Delaware rendered a decision from a bench trial held in September 2016. The District Court upheld our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidated our four other Orange Book-listed patents for Ampyra. We have appealed the decision on the four invalidated patents, and the non-settling generic drug manufacturers have appealed the decision upholding the patent set to expire in July 2018. As further described below, in April 2017 we received a Paragraph IV Certification Notice from an additional generic drug manufacturer, who submitted an ANDA with the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. First ANDA Filers. In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis Laboratories FL, Inc. ("Actavis"), Alkem Laboratories Ltd. and its affiliate Ascend Laboratories, LLC ("Alkem"), Apotex Inc., Aurobindo Pharma Ltd. ("Aurobindo"), Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In response to the filing of these ANDAs, in July 2014, we filed lawsuits against these generic pharmaceutical manufacturing companies and certain affiliates in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685. Requested judicial remedies included recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-Book listed patents expire, or any later expiration of exclusivity to which we are or become entitled. These lawsuits with the ANDA filers were consolidated into a single case. A bench trial was completed in September 2016, and the District Court issued a decision in March 2017. The District Court upheld U.S. Patent No. 5,540,938 (the ‘938 patent), which is set to expire in July 2018. The claims of the ‘938 patent relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. The District Court invalidated U.S. Patent Nos. 8,663,685, 8,007,826, 8,440,703, and 8,354,437 which pertain to AMPYRA. In May 2017, we appealed the ruling on these patents. As a result of the District Court’s ruling, no generic version of Ampyra will be marketed in the U.S. at least until July 31, 2018, although in June 2017 the non-settling ANDA filers appealed the District Court’s decision upholding the ‘938 patent. Generic versions of Ampyra may be further delayed if the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) overturns the District Court’s decision on the four invalidated patents, which could include reversal or remand of the case back to the District Court. If the Appellate Court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief.

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

In April 2017, we received a Paragraph IV Certification Notice from Micro Labs Ltd. (“Micro”) advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. Micro has challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and it also asserted that a generic version of its product does not infringe certain claims of these patents. In response to the filing of the ANDA, in May 2017 we filed a lawsuit against Micro in the U.S. District Court for the District of New Jersey, asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685. We filed the lawsuit within 45 days from the date of receipt of Micro’s Paragraph IV Certification Notice, which instituted the 30 month statutory stay of approval period to the Micro ANDA under the Hatch-Waxman Act. Requested judicial remedies include recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for Micro to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-book listed patents expire, or any later expiration of exclusivity to which we are or become entitled. Since the Micro ANDA was filed after January 22, 2015, which was the end of the new chemical entity (NCE) exclusivity period for Ampyra, the 30 month statutory stay of approval will start from the receipt of the Paragraph IV Certification Notice. This restricts the FDA from approving the Micro ANDA until October 2019 at the earliest, unless the U.S. District Court for the District of New Jersey or the United States Court of Appeals for the Federal Circuit issues a decision adverse to all of our asserted Orange Book-listed patents prior to that date.

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

In September 2015, the same hedge fund filed four new separate IPR petitions with the PTO. These later IPR petitions challenge the same two patents that were the subject of the February 2015 IPR petitions and also U.S. Patent Nos. 8,354,437 and 8,440,703. The challenged patents are four of the five Ampyra Orange-Book listed patents. We opposed the requests to institute these IPRs, but in March 2016 the PTAB decided to institute the IPR proceedings on all four patents. In March 2017, the PTAB issued a ruling and upheld all four of the challenged patents. The ruling has become final, as the hedge fund did not appeal the ruling before the May 2017 appeal deadline. The PTAB’s decision does not affect the U.S. District Court for the District of Delaware’s decision invalidating four of our Ampyra Orange Book-listed patents, described above.

We will vigorously defend our intellectual property rights.

Item 1 of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 includes prior updates to the legal proceedings described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Following is the restated text of certain risk factors to report changes since our publication of risk factors in our 2016 Annual Report on Form 10-K and our update to the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

For example, in 2014 and 2015, ten generic drug manufacturers filed Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA. Since 2015, we reached settlement agreements with seven of the generic companies. In filing these ANDAs for Ampyra, the generic drug manufacturers challenged all of the Orange Book-listed patents that protect the Ampyra franchise. As such, to protect our intellectual property rights we filed lawsuits against the ANDA filers, which were consolidated into a single case, asserting the challenged Orange Book-listed patents against these generic drug manufacturers. A bench trial against four generic companies was conducted in September 2016 (we have since reached a settlement agreement with one of those four companies). In March 2017, the United States District Court for the District of Delaware rendered a decision in the lawsuit upholding our Orange Book-listed patent for Ampyra set to expire on July 30, 2018, but invalidated our four other Orange Book-listed patents set to expire between 2025 and 2027. In May 2017, we appealed the ruling on these four patents, and we expect the appeals process to take approximately 12 to 18 months. If we are not successful in overturning the ruling, which could include reversal or a remand by the appeals court back to the District Court, then Ampyra will not have patent protection after July 30, 2018. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief. Also, in June 2017, the non-settling ANDA filers appealed the District Court’s decision upholding the patent set to expire in July 2018. In April 2017, we received a Paragraph IV Certification Notice from an additional drug manufacturer, advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. In response to the filing of the ANDA, in May 2017, we filed a lawsuit in the U.S. District Court for the District of New Jersey, asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685.

Also, the validity of our patents can be challenged by third parties pursuant to procedures introduced by American Invents Act, specifically inter partes review and/or post grant review before the U.S. Patent and Trademark Office. For example, in February 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed two separate inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging two of the five Ampyra Orange Book-listed patents. The U.S. Patent and Trademark Office Patent Trials and Appeals Board, or PTAB, chose not to institute inter partes review of these patents. The hedge fund filed motions for reconsideration requesting that the denial to institute these two IPRs be reversed, but the motions were denied in April 2016. In addition, in September 2015 the same hedge fund filed four additional IPR petitions challenging four of the five Orange Book-listed patents, including two of the same patents that were the subject of the February 2015 IPR petitions. We opposed the requests to institute these IPRs, but in March 2016 the PTAB decided to institute the IPR proceedings on all four patents. In March 2017 the PTAB issued a ruling and upheld all four of the challenged patents. The ruling has become final, as the hedge fund did not appeal the ruling before the May 2017 appeal deadline. However, the PTAB decision does not prevent parties from filing additional IPR petitions challenging our patents. Also, the PTAB’s decision does not affect the District Court’s decision invalidating the four patents in the ANDA litigation described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about our purchases of shares of Acorda stock during the three-month period ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	3,731	$16.15	-	-
May 1-31, 2017	-	-	-	-
June 1-30, 2017	-	-	-	-
Total	3,731	$16.15	-	-

(1)	Share repurchases reported in this column consist of shares tendered by employees in April 2017 to cover taxes relating to the vesting of restricted stock awards.

Item 6.  Exhibits

Exhibit No.	Description
10.1*	Revised forms of equity award documents for certain awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Indicates management contract or compensatory plan or arrangement.

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: August 8, 2017		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: August 8, 2017		David Lawrence Chief, Business Operations and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1*	Revised forms of equity award documents for certain awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Indicates management contract or compensatory plan or arrangement.

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."