Form 10-Q
period 2017-09-30
ACORDA THERAPEUTICS INC
filed 2017-11-07
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $0.001 par value per share	46,747,166 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: the ability to realize the benefits anticipated from the Biotie and Civitas transactions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the ability to successfully integrate Biotie’s operations into our operations; we may need to raise additional funds to finance our operations and may not be able to do so on acceptable terms; our ability to successfully market and sell Ampyra (dalfampridine) Extended Release Tablets, 10 mg in the U.S., which will likely be materially adversely affected by the March 2017 court decision in our litigation against filers of Abbreviated New Drug Applications to market generic versions of Ampyra in the U.S.; the risk of unfavorable results from future studies of Inbrija (CVT-301, levodopa inhalation powder), tozadenant or from our other research and development programs, or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Inbrija, tozadenant, or any other products under development; third party payers (including governmental agencies) may not reimburse for the use of Ampyra, Inbrija or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the occurrence of adverse safety events with our products; failure to maintain regulatory approval of or to successfully market Fampyra outside of the U.S. and our dependence on our collaborator Biogen in connection therewith; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,496	$158,537
Restricted cash	68	79
Trade accounts receivable, net of allowances of $552 and $964, as of September 30, 2017 and December 31, 2016, respectively	53,825	52,239
Prepaid expenses	9,757	12,907
Finished goods inventory	39,870	43,135
Other current assets	7,399	5,760
Total current assets	303,415	272,657
Property and equipment, net of accumulated depreciation	36,484	34,310
Goodwill	285,317	280,599
Deferred tax asset	4,400	4,400
Intangible assets, net of accumulated amortization	705,141	742,242
Non-current portion of deferred cost of license revenue	1,796	2,272
Other assets	8,505	5,855
Total assets	$1,345,058	$1,342,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,741	$26,933
Accrued expenses and other current liabilities	78,304	104,890
Current portion of deferred license revenue	9,057	9,057
Current portion of loans payable	636	6,256
Current portion of convertible notes payable	—	765
Total current liabilities	109,738	147,901
Convertible senior notes (due 2021)	306,411	299,395
Acquired contingent consideration	88,900	72,100
Non-current portion of deferred license revenue	25,663	32,456
Non-current portion of loans payable	25,174	24,635
Deferred tax liability	98,537	92,807
Other non-current liabilities	10,645	8,830
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares at September 30, 2017 and no shares at December 31, 2016; no shares issued as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value. Authorized 80,000,000 shares at September 30, 2017 and December 31, 2016; issued 46,720,478 and 46,182,738 shares, including those held in treasury, as of September 30, 2017 and December 31, 2016, respectively	47	46
Treasury stock at cost (16,151 shares at September 30, 2017 and 12,420 shares at December 31, 2016)	(389)	(329)
Additional paid-in capital	957,543	921,365
Accumulated deficit	(284,148)	(243,970)
Accumulated other comprehensive income (loss)	6,937	(12,901)

Total stockholders’ equity	679,990	664,211
Total liabilities and stockholders’ equity	$1,345,058	$1,342,335

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended September 30, 2017	Three-month period ended September 30, 2016	Nine-month period ended September 30, 2017	Nine-month period ended September 30, 2016
Revenues:
Net product revenues	$134,357	$128,508	$379,705	$359,350
Royalty revenues	4,444	4,841	13,391	12,831
License revenue	2,264	2,264	6,793	6,793
Total net revenues	141,065	135,613	399,889	378,974
Costs and expenses:
Cost of sales	29,992	27,644	84,840	77,265
Cost of license revenue	159	159	476	476
Research and development	33,286	54,777	130,963	149,640
Selling, general and administrative	40,741	54,805	142,100	176,388
Asset impairment	39,446	—	39,446	—
Changes in fair value of acquired contingent consideration	(400)	3,700	16,800	11,900
Total operating expenses	143,224	141,085	414,625	415,669
Operating loss	(2,159)	(5,472)	(14,736)	(36,695)
Other (expense) income, (net):
Interest and amortization of debt discount expense	(4,180)	(4,404)	(13,783)	(12,161)
Interest income	30	46	103	309
Realized loss on foreign currency transactions	(18)	(179)	(458)	(1,674)
Other income	—	—	—	10,026
Total other expense, (net)	(4,168)	(4,537)	(14,138)	(3,500)
Loss before taxes	(6,327)	(10,009)	(28,874)	(40,195)
(Provision for) benefit from income taxes	(18,868)	(3,023)	(23,421)	7,686
Net loss	$(25,195)	$(13,032)	$(52,295)	$(32,509)
Net loss attributable to non-controlling interest	—	307	—	985
Net loss attributable to Acorda Therapeutics, Inc.	$(25,195)	$(12,725)	$(52,295)	$(31,524)
Net loss per share attributable to Acorda Therapeutics, Inc. —basic and diluted	$(0.55)	$(0.28)	$(1.14)	$(0.70)
Weighted average common shares outstanding used in computing net loss per share attributable to Acorda Therapeutics, Inc.—basic and diluted	46,002	45,378	45,918	45,178

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

(In thousands)	Three-month period ended September 30, 2017	Three-month period ended September 30, 2016	Nine-month period ended September 30, 2017	Nine-month period ended September 30, 2016
Net loss	$(25,195)	$(13,032)	$(52,295)	$(32,509)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,266	1,097	19,838	(3,615)
Reclassification of net losses to net income	—	—	—	119
Other comprehensive income (loss), net of tax	7,266	1,097	19,838	(3,496)
Comprehensive loss	$(17,929)	$(11,935)	$(32,457)	$(36,005)
Other comprehensive income (loss) attributable to noncontrolling interest.	$—	$17	$—	$(110)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine-month period ended September 30, 2017	Nine-month period ended September 30, 2016
Cash flows from operating activities:
Net loss	$(52,295)	$(32,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	25,264	27,392
Amortization of net premiums and discounts on investments	—	467
Amortization of debt discount and debt issuance costs	8,918	7,158
Depreciation and amortization expense	17,484	15,775
Intangible asset impairment	39,446	—
Change in acquired contingent consideration obligation	16,800	11,900
Unrealized foreign currency transaction loss (gain)	247	(10,484)
Restructuring costs, net of cash payments	1,878	—
Deferred tax provision (benefit)	16,746	(10,522)
Changes in assets and liabilities:
Increase in accounts receivable	(1,505)	(17,018)
Decrease in prepaid expenses and other current assets	1,614	5,820
Decrease (increase) in inventory	3,266	(4,459)
Decrease in non-current portion of deferred cost of license revenue	476	476
(Increase) decrease in other assets	(3,990)	25
(Decrease) increase in accounts payable, accrued expenses, other current liabilities	(31,435)	9,612
Decrease in non-current portion of deferred license revenue	(6,793)	(6,793)
Increase in other non-current liabilities	102	—
Decrease in restricted cash	86	6,032
Net cash provided by operating activities	36,309	2,872
Cash flows from investing activities:
Purchases of property and equipment	(10,370)	(4,633)
Purchases of intangible assets	(294)	(482)
Acquisitions, net of cash received	—	(268,107)
Purchases of investments	—	(40,214)
Proceeds from maturities of investments	—	239,966
Net cash used in investing activities	(10,664)	(73,470)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	7,001	74,673
Purchase of noncontrolling interest	—	(27,946)
Refund of deposit for purchase of noncontrolling interest	2,722	—
Purchase of treasury stock	(60)	—
Debt issuance costs	—	(1,559)
Repayments of revenue interest liability	—	(41)
Repayment of loans payable	(2,409)	—
Net cash provided by financing activities	7,254	45,127
Effect of exchange rate changes on cash and cash equivalents	1,060	207
Net increase (decrease) in cash and cash equivalents	33,959	(25,264)
Cash and cash equivalents at beginning of period	158,537	153,204
Cash and cash equivalents at end of period	$192,496	$127,940
Supplemental disclosure:
Cash paid for interest	3,047	3,040
Cash paid for taxes	11,363	3,564

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Foreign Currency Translation

The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiary, Biotie, are translated into United States dollars using the period-end exchange rate; and income and expense items are translated using the average exchange rate during the period; and equity transactions are translated at historical rates. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are reflected in operations in the period incurred.

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

As a result of the invalidation of the patents, the estimated remaining useful lives of the Ampyra intangible assets were reviewed to determine if there was a change in the estimated useful lives of these assets. Based on the review, the Company determined that there was a change in the estimated useful lives of these assets that would require an acceleration of the amortization expense. The Company determined that the estimated useful lives of these intangible assets will coincide with the expiration of the ‘938 patent, unless the appeal is resolved favorably. The Company accounted for this change prospectively as a change in an accounting estimate beginning in the three-month period ended June 30, 2017. The acceleration of the amortization associated with the change in the estimated remaining useful lives of these intangible assets, did not have a material impact on the Company’s statement of operations for the three- and nine-month periods ended September 30, 2017.

The Company reviewed the carrying value of its intangible asset related to Selincro, a European Medicines Agency (EMA)-approved orally administered therapy for alcohol dependence therapy. The Company receives double digit royalties from sales of Selincro via a licensing agreement with a third-party (licensee). Through discussions with the licensee, the Company reviewed the intangible asset for impairment due to a downward revision to the projected royalty revenue the Company expects to receive. As a result of the review, the Company determined that the carrying value of the asset was greater than the estimated fair market value. The Company recognized an impairment charge in the amount of $39.4 million representing the amount by which the carrying value exceeded the fair market value as of September 30, 2017.

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

The Company adopted this guidance effective January 1, 2017 on a prospective basis. The new guidance requires that excess tax benefits or deficiencies that arise upon the vesting or exercise of share-based payments be recognized as income tax benefit or expense in the income statement. Previously, these amounts were recorded as additional paid-in-capital. As a result of the adoption of ASU 2016-09, the Company recorded an adjustment to accumulated deficit of $12.1 million to recognize net operating loss carryforwards, attributable to excess tax benefits on stock compensation that was not previously recognized in additional paid in capital. For the three- and nine-month periods ended September 30, 2017, the Company recorded $0.4 million and $2.2 million, respectively, of shortfalls as a component of income tax expense in the statement of operations. The new guidance also permits the accounting for forfeitures based on either an estimate of the number of shares expected to vest or on the actual forfeitures as they occur. The Company elected to continue estimating forfeitures for determining compensation costs. The new guidance also provides for excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were classified as a financing activity.

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

The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. Although the Company is continuing to assess the impact of the new guidance, the Company believes the most significant impact will relate to the recognition of license revenues associated with its Biogen contract at a point in time rather than over a period of time. The Company is evaluating the impact on its financial statements for this particular contract.

The Company completed a review of its revenue contracts (noting no expected impact aside from the Biogen contract noted above) and continues to solidify its plan for implementation of the new guidance including revising accounting policies and evaluating internal controls and will implement any changes as required to facilitate adoption of the new guidance which the Company will adopt beginning in the first quarter of 2018.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact adoption of this guidance may have on its consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation – Stock Compensation” (Topic 718): Scope of Modification Accounting (ASU 2017-09). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 allows for prospective application and is effective for fiscal years beginning after December 15, 2017, and interim periods therein with early adoption permitted for interim or annual periods. The Company is currently evaluating the impact adoption of this guidance may have on its consolidated financial statements.

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

The Company accounted for the Acquisition as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of acquisition. The Company incurred approximately $18.6 million in acquisition related expenses to date. For the three-month period ended September 30, 2017, there were no acquisition related expenses incurred. For the nine-month period ended September 30, 2017, the Company incurred approximately $0.6 million in acquisition related expenses, all of which were expensed and included in selling, general and administrative expenses in the consolidated statements of operations. The results of Biotie’s operations have been included in the consolidated statements of operations from the acquisition date of April 18, 2016.

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

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2016	$280,599
Decrease to goodwill for measurement period adjustments	(6,421)
Foreign currency translation adjustment	11,139
Balance at September 30, 2017	$285,317

(4) Preferred Stock

Stockholder Rights Plan

On August 31, 2017, the Board of Directors of the Company adopted a stockholder rights plan (Rights Plan) to preserve the ability of the Board to protect the interests of stockholders in transactions that may result in an acquisition of control of the Company, including tender offers and open market purchases of the Company’s securities. In general terms, the Rights Plan works by significantly diluting the stock ownership of any person or group that acquires 15% or more of the outstanding common stock of the Company without the approval of the Board (such person, an Acquiring Person).

Under the Rights Plan, on August 31, 2017, the Board authorized and declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock, par value $0.001 per share, of the Company. The dividend was payable to the stockholders of record on September 11, 2017 (Record Date). Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at a price of $110 per one one-thousandth of a Preferred Share, subject to adjustment. As of September 30, 2017, there were 1,000,000 preferred shares authorized and no such shares issued and outstanding. In addition, one Right will automatically attach to each Common Share that becomes outstanding between the Record Date and the earliest of the Distribution Date, the redemption of the Rights or the expiration of the Rights. The Distribution Date is the close of business on the tenth day after the first date of public announcement that any person has become an Acquiring Person or such earlier date as a majority of the Board becomes aware of the existence of an Acquiring Person. Until a Right is exercised, the holder thereof, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights are not exercisable until the Distribution Date. The Rights will expire at the close of business on August 31, 2018, unless earlier redeemed or exchanged by the Company.

(5) Corporate Restructuring

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

As part of this restructuring, the Company reduced headcount by approximately 20%. The majority of the reduction in personnel was completed in the three-month period ended June 30, 2017. The Company estimates that during 2017 it will incur approximately $8.0 million of pre-tax charges for severance and employee separation related costs related to the restructuring.

In the three-month period ended September 30, 2017, the Company incurred approximately $0.03 million in pre-tax severance and employee separation related costs associated with the restructuring. In the nine-month period ended September 30, 2017, the Company incurred pre-tax severance and employee separation related expenses of approximately $7.6 million associated with the restructuring. The pre-tax charges incurred include a cash component of approximately $6.7 million representing employee charges for severance payments and benefits and a non-cash component of approximately $0.9 million representing stock compensation charges. Of the pre-tax severance and employee separation related expenses incurred, $5.6 million was recorded in research and development expenses and $2.0 million was recorded in selling, general and administrative expenses. The majority of the restructuring costs are expected to be paid by the end of 2017.

A summary of the restructuring charges for the three- and nine-month periods ended September 30, 2017 is as follows:

	Severance and
	Other Employee
(In thousands)	Costs	Other Costs	Total
Q2 Restructuring costs	$7,515	$75	$7,590
Q2 Payments	(6,166)	(75)	(6,241)
Q3 Restructuring costs	29	5	34
Q3 Payments	(458)	(5)	(463)
Restructuring Liability as of September 30, 2017	$920	$—	$920

(6) Share-based Compensation

During the three‑month periods ended September 30, 2017 and 2016, the Company recognized share-based compensation expense of $6.7 million and $10.0 million, respectively. During the nine-month periods ended September 30, 2017 and 2016, the Company recognized share-based compensation expense of $26.2 million and $27.4 million, respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2017 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2017 and 2016 were approximately $9.46 and $11.21, respectively. The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2017 and 2016 were approximately $10.68  and $13.65, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended September 30,		For the nine-month period ended September 30,
(In millions)	2017	2016	2017	2016
Research and development	$2.0	$2.9	$8.4	$7.7
Selling, general and administrative	4.7	7.1	17.8	19.7
Total	$6.7	$10.0	$26.2	$27.4

A summary of share-based compensation activity for the nine-month period ended September 30, 2017 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2017	9,072	$31.11
Granted	1,619	20.29
Cancelled	(671)	31.35
Exercised	(332)	21.11
Balance at September 30, 2017	9,688	$29.63	5.9	$10,026
Vested and expected to vest at September 30, 2017	9,547	$29.76	5.8	$9,327
Vested and exercisable at September 30, 2017	7,010	$30.35	4.8	$4,503

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2017	625
Granted	542
Vested	(51)
Forfeited	(183)
Nonvested at September 30, 2017	933

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of September 30, 2017 totaled $42.1 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

(7) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2017 and 2016:

(In thousands, except per share data)	Three-month period ended September 30, 2017	Three-month period ended September 30, 2016	Nine-month period ended September 30, 2017	Nine-month period ended September 30, 2016
Basic and diluted
Net loss	$(25,195)	$(12,725)	$(52,295)	$(31,524)
Weighted average common shares outstanding used in computing net loss per share—basic	46,002	45,378	45,918	45,178
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	46,002	45,378	45,918	45,178
Net loss per share—basic	$(0.55)	$(0.28)	$(1.14)	$(0.70)
Net loss per share—diluted	$(0.55)	$(0.28)	$(1.14)	$(0.70)

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended September 30, 2017	Three-month period ended September 30, 2016	Nine-month period ended September 30, 2017	Nine-month period ended September 30, 2016
Denominator
Stock options and restricted common shares	9,147	8,278	9,232	7,821
Convertible note – Saints Capital	—	10	—	10

Additionally, the impact of the convertible debt and the impact of the convertible capital loan assumed from Biotie were determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three and nine-month periods ended September 30, 2017 and 2016.

(8) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, Federal research and development tax credits, jurisdictions with pretax losses for which no tax benefit can be recognized and the effects of share based compensation which are recorded discretely in the quarters in which they occur.

For the three-month periods ended September 30, 2017 and 2016, the Company recorded a $18.9 million and $3.0 million provision for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2017 and 2016 were -298.2% and -30.2%, respectively. The variance in the effective tax rates for the three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016 was due primarily to the valuation allowance recorded on jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, state taxes, the tax implications of costs related to the Biotie transaction, the reduction in the research & development tax credit and the absence of orphan drug development in 2017.

For the nine-month periods ended September 30, 2017 and 2016, the Company recorded a $23.4 million provision for and $7.7 million benefit from income taxes, respectively. The effective income tax rates for the Company for the nine-month periods ended September 30, 2017 and 2016 were -81.1% and 19.1%, respectively. The variance in the effective tax rates for the nine-month period ended September 30, 2017 as compared to the nine-month period ended September 30, 2016 was due primarily to the valuation allowance recorded on jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, the tax implications of costs related to the Biotie transaction, the reduction in the research & development tax credit and the absence of orphan drug development in 2017.

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

The Internal Revenue Service commenced an examination of the Company’s US income tax return for 2015 in the third quarter of 2017. There have been no proposed adjustments at this stage of the examination.

(9) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach. No changes in valuation techniques occurred during the three or nine-month periods ended September 30, 2017. The estimated fair values of all of our financial instruments approximate their carrying values at September 30, 2017, except for the fair value of the Company’s convertible senior notes, which was approximately $317.4 million as of September 30, 2017. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
September 30, 2017
Assets Carried at Fair Value:
Cash equivalents	$9,144	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	88,900
December 31, 2016
Assets Carried at Fair Value:
Cash equivalents	$18,514	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	72,100

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended September 30, 2017	Three-month period ended September 30, 2016	Nine-month period ended September 30, 2017	Nine-month period ended September 30, 2016
Acquired contingent consideration:
Balance, beginning of period	$89,300	$71,700	$72,100	$63,500
Fair value change to contingent consideration included in the statement of operations	(400)	3,700	16,800	11,900
Balance, end of period	$88,900	$75,400	$88,900	$75,400

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (CVT-301, levodopa inhalation powder), a potential new drug candidate for the treatment of OFF periods of Parkinson’s disease and CVT-427, a Phase I candidate. CVT-427 is an inhaled triptan intended for acute treatment of migraine using the ARCUS delivery system. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. Some of the more significant assumptions made in the valuation include (i) the estimated Inbrija and CVT-427 revenue forecasts, (ii) probabilities of success, and (iii) discount periods and rate. The probability of achievement of revenue milestones ranged from 26.3% to 85% with milestone payment outcomes ranging from $0 to $62 million in the aggregate for Inbrija and CVT-427. The valuation is performed quarterly. Gains and losses are included in the statement of operations. For the three- and nine-month periods ended September 30, 2017, changes in the fair value of the acquired contingent consideration were due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions.

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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as intangible assets are recorded at fair value if an impairment charge is recognized. The Company reviewed for impairment, the intangible asset for Selincro based on a downward revision to the projected royalty revenue the Company expects to receive from its licensee. As a result of the review, the Company determined that the carrying value of the intangible asset was greater than the estimated fair value of the intangible asset. The fair value of the intangible asset for Selincro was determined using a discounted cash flow valuation approach which is based on application of the double digit contracted royalty rate to the estimated projected sales of Selincro by the licensee. The significant assumptions used in the valuation include the estimated projected sales of Selincro by the licensee, the discount period over which the Company expects to receive royalties and the discount rate which is derived from the Company’s weighted average cost of capital. The fair value of the intangible asset for Selincro is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market.

The table below presents the non-financial assets that were measured and recorded at fair value on a nonrecurring basis and the total impairment losses recorded during the three-month period ended September 30, 2017. There were no impairment losses recorded during 2016.

(In thousands)	Net Carrying Value as of September 30, 2017	Level 1	Level 2	Level 3	Impairment Loss (Level 3) as of September 30, 2017
September 30, 2017
Assets Carried at Fair Value:
Intangible Asset - Selincro	$14,695	$—	$—	$14,695	$39,446

(10) Investments

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $9.1 million and $18.5 million as of September 30, 2017 and December 31, 2016, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and long-term investments are greater than 1 year. There were no investments classified as short-term or long-term at September 30, 2017 and 2016.

(11) Debt Obligations

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

(12) Commitments and Contingencies

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

We currently derive substantially all our revenue from the sale of Ampyra. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, depending on the outcome of appeal of the District Court’s decision. The other parties to the lawsuit with whom we have not reached settlement have appealed the District Court’s decision upholding the patent that expires in July 2018, and we have appealed the ruling on the four invalidated patents. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. In August 2017, we filed our opening brief to the United States Court of Appeals for the Federal Circuit. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal. The defendants have now filed their opposition and opening cross-appeal brief. We expect reply briefs to be filed in November 2017, followed by oral argument to be scheduled by the appellate court. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court.

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

We believe that our Inbrija and tozadenant programs, if approved, will serve as the foundation for Acorda’s future value. In June 2017, we submitted a New Drug Application, or NDA, for Inbrija to the FDA. In August 2017, we announced that we received a Refusal to File (RTF) letter from the FDA regarding the Inbrija NDA. Upon its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. The FDA specified two reasons for the RTF: First, the date when the manufacturing site would be ready for inspection; and second, a question regarding the submission of the drug master production record. The FDA also requested additional information at resubmission, which was not part of the basis for the RTF. Subsequently, in September 2017, we announced that we have engaged in a constructive dialogue with the FDA to determine the most efficient path forward to resubmitting the Inbrija NDA. We believe the issues raised in the RTF are addressable, and we expect to resubmit the NDA in the fourth quarter of 2017. Based on current guidelines, we would expect the FDA to notify us within 74 days of the submission date regarding whether the submission has been deemed complete and is accepted for full review. The FDA has not requested or recommended additional clinical efficacy or safety studies. Our other top priorities through early 2018 are to:

•

Submit a Marketing Authorization Application, or MAA, for Inbrija in the EU in the first quarter of 2018. We have revised the timing of our submission of the MAA given our team’s focus on the NDA resubmission.

•	Continue with preparations for commercialization and launch of Inbrija in the U.S.

•	Complete the ongoing Phase 3 efficacy clinical trial of tozadenant, with topline results expected in the first quarter of 2018.
•	Maximize Ampyra value.

Our current strategic priorities also include our ongoing discussions with potential partners regarding Inbrija outside of the U.S., including the EU and certain other countries. We are also pursuing other business development initiatives, including monetization of existing royalty streams for Fampyra and Selincro, further described below, and exploring partnering and out-licensing opportunities for some of our early-stage programs.

As of September 30, 2017, we had cash and cash equivalents of approximately $192.5 million and expect to be cash flow positive for 2017 with a projected year end cash balance in excess of $200 million. We expect a similar year-end 2018 cash balance based on our current internal assumptions for 2018 Ampyra revenue. We have $345 million of convertible senior notes due in 2021 with a conversion price of $42.56.

We believe that operating expense reductions from the restructuring will enable us to fund operations through key milestones for our late-stage development programs, including the launch of Inbrija in the U.S., pending resubmission of the NDA and approval from the FDA, and obtaining topline data from the ongoing tozadenant Phase 3 efficacy trial in the first quarter of 2018. Importantly, we have kept our commercial team intact despite the restructuring. Our sales force and commercial organization have proved highly effective in the commercialization of Ampyra and, pending FDA approvals, we expect them to be major assets in commercializing Inbrija and tozadenant.

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 to improve walking in people with MS. To our knowledge, Ampyra is the first and only drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra was made commercially available in the United States in March 2010. Net revenue for Ampyra was $132.6 million for the three months ended September 30, 2017 and $128.8 million for the three months ended September 30, 2016.

Since the March 2010 launch of Ampyra, approximately 124,000 people with MS in the U.S. have tried Ampyra. We believe that Ampyra is increasingly considered by many physicians a standard of care to improve walking in people with MS. Seven years after approval, Ampyra continues to grow, reflecting the continued unmet medical need among people with MS for a treatment to improve walking. As of September 30, 2017, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends. These refill rates exclude patients who started Ampyra through our 60-day free trial program. Our 60-day free trial program provides eligible patients with two months of Ampyra at no cost. During the first three quarters of 2017, on average, approximately

80% of new Ampyra patients enrolled in the 60-day free trial. The program is in its sixth year, and data show that 60-day free trial participants have higher compliance and persistency rates over time compared to patients not in the program. Approximately 50% of patients who initiate therapy with the 60-day free trial program convert to paid prescriptions.

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

The patent litigation referenced above relates to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In 2015 and 2016, we reached settlement agreements with six of the generic companies. A bench trial against the remaining four generic companies was completed in September 2016. In February 2017, we announced that we had reached a settlement agreement with one of those four generic companies. In March 2017, the U.S. District Court for the District of Delaware rendered a decision upholding our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidating our four other Orange Book-listed patents. In May 2017, we appealed the ruling on these four patents, and as described above, in June 2017 the other non-settling parties appealed the decision on the patent set to expire in July 2018. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. In August 2017, we filed our opening brief to the United States Court of Appeals for the Federal Circuit. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal. The defendants have now filed their opposition and opening cross-appeal brief. We expect reply briefs to be filed in November 2017, followed by oral argument to be scheduled by the appellate court. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court.

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

Research & Development Programs

We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson’s disease and MS. Following the restructuring described above, our focus is on advancing our late stage Parkinson’s disease programs – Inbrija and tozadenant – and we believe that these products, if approved, will serve as the foundation of our future value and have the potential to position us as a leader in Parkinson’s disease therapy.

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

In June 2017, we submitted an NDA for Inbrija to the FDA. In August 2017, we announced that we received a Refusal to File (RTF) letter from the FDA regarding the Inbrija NDA. Upon its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. The FDA specified two reasons for the RTF: First, the date when the manufacturing site would be ready for inspection; and second, a question regarding the submission of the drug master production record. The FDA also requested additional information at resubmission, which was not part of the basis for the RTF. Subsequently, in September 2017, we announced that we have engaged in a constructive dialogue with the FDA to determine the most efficient path forward to resubmitting the Inbrija NDA. We believe the issues raised in the RTF are addressable, and plan to resubmit the NDA in the fourth quarter of 2017. Based on current guidelines, we would expect the FDA to notify us within 74 days of the submission date regarding whether the submission has been deemed complete and is accepted for full review. The FDA has not requested or recommended additional clinical efficacy or safety studies. Given our team’s focus on the NDA resubmission, we have revised the timing of our submission of a Marketing Authorization Application, or MAA, to the European Medicines Agency to the first quarter of 2018. The NDA was submitted under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®. We believe the Phase 3 efficacy and safety clinical trial, combined with data from the two additional Phase 3 studies and supported by existing Phase 2b data, are sufficient for the NDA filing. Our commercial preparations for the launch of Inbrija continue. We are projecting that, if approved, annual peak net revenue of Inbrija in the U.S. alone could exceed $500 million. We are in discussions with potential partners regarding Inbrija outside of the U.S., including the EU and certain other countries. We do not anticipate the change in the MAA submission timeline to impact our ongoing partnering discussions or expectations for Inbrija outside the U.S.

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

Tozadenant/Parkinson’s Disease

Through Biotie we acquired worldwide rights to tozadenant, an oral adenosine A2a receptor antagonist currently in Phase 3 development as an adjunctive treatment to levodopa in Parkinson’s disease patients to reduce OFF time. A2a receptor antagonists have the potential to be the first new class of drug approved in the U.S. for improvement of motor symptoms in Parkinson’s disease in over 20 years. We believe that tozadenant would be complementary to our other Phase 3 product for Parkinson's disease, Inbrija, because while tozadenant is being developed as a chronic maintenance therapy for reducing overall OFF time, Inbrija is being developed as an on-demand therapy for improvement of OFF periods when they occur. We believe that tozadenant, if approved by the FDA, represents a potential commercial opportunity in the U.S. greater than that of Inbrija.

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

•

BTT1023: Biotie is also developing BTT1023 (timolumab), a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. There are no approved drug therapies for PSC and liver transplant is the only treatment. Interim data from an ongoing Phase 2 proof-of-concept clinical trial of BTT1023 for PSC are expected in the first quarter of 2018.

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

•

Cimaglermin alfa: Cimaglermin alfa is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure. In 2013, we commenced a Phase 1b single-infusion trial in people with heart failure, which is assessing tolerability of three dose levels of cimaglermin, and also includes assessment of drug-drug interactions and several exploratory measures of efficacy. In 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) manifested by clinical symptoms and an elevation in liver chemistry tests meeting the FDA Drug-Induced Liver Injury Guidance (FDA 2009) stopping rules. We also received a notification of clinical hold from the FDA following submission of this information. The abnormal blood tests resolved within two to three weeks. We subsequently conducted additional analyses and non-clinical studies to further define the nature of the hepatoxicity, and met with the FDA to present these data as part of our request that the program be removed from the clinical hold. The FDA lifted the clinical hold in April 2017.

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

Corporate Update

On August 31, 2017, our Board of Directors adopted a stockholder rights plan to preserve the ability of the Board to protect the interests of stockholders in transactions that may result in an acquisition of control of the Company, including tender offers and open market purchases of our securities. In general terms, the rights plan works by significantly diluting the stock ownership of any person or group that acquires 15% or more of our outstanding common stock without the approval of the Board. The rights plan also provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us shares of junior preferred stock. The rights plan will expire on August 31, 2018. The preferred stock purchase rights are triggered ten business days after the date of a public announcement that a person or group acting in concert has acquired, or has obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms that are not approved by our Board. While we believe our rights plan enables our Board to help ensure that our stockholders are not deprived of the opportunity to realize the full and fair value of their investments, the rights plan may inhibit a change in control by a third party in a transaction not approved by our Board. If a change in control is inhibited or delayed in this manner, it may adversely affect the market price of our common stock.

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

•

Selling, general and administrative (SG&A) expenses in 2017 are expected to range from $160 million to $170 million, reduced from our prior guidance of $170 million to $180 million, excluding share-based compensation charges and restructuring costs. The majority of SG&A expenses for the remainder of 2017 are to support Ampyra and our two late stage Parkinson’s disease programs, and general and administrative costs for the rest of the organization.

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

Results of Operations

Three-Month Period Ended September 30, 2017 Compared to September 30, 2016

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra to these customers of $132.6 million and $128.8 million for the three-month periods ended September 30, 2017 and 2016, respectively, an increase of $3.8 million, or 2.9%. The net revenue increase was comprised of net price increases, net of discount and allowance adjustments of $5.2 million, partially offset by decreased net volume of $1.4 million. Effective January 1, 2017 and July 1, 2017, we increased our list sale price to our customers by 9.5% and 4%, respectively.

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

We note that there was an unexpected contraction in inventory levels and an increase in discounts and allowances in the three-month period ended September 30, 2017. However, this has not affected our 2017 Ampyra net revenue guidance as discussed above under Financial Guidance for 2017.

Other Net Product Revenues

We recognized net revenue from the sale of other products of $1.8 million for the three-month period ended September 30, 2017, as compared to $(0.3) million for the three-month period ended September 30, 2016, an increase of $2.1 million.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $2.3 million in license revenue for both the three-month periods ended September 30, 2017 and 2016, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $3.1 million and $2.6 million in royalty revenue for the three-month periods ended September 30, 2017 and 2016, respectively, related to ex-U.S. sales of Fampyra by Biogen.

We recognized $0.5 million and $1.0 million in royalty revenue for the three-month periods ended September 30, 2017 and 2016, respectively, related to the authorized generic sale of Zanaflex Capsules.

We recognized $0.8 million and $1.1 million in royalty revenue for the three-month period ended September 30, 2017 and 2016, respectively, related to sales of Selincro.

Cost of Sales

We recorded cost of sales of $30.0 million for the three-month period ended September 30, 2017 as compared to $27.6 million for the three-month period ended September 30, 2016. Cost of sales for the three-month period ended September 30, 2017 consisted primarily of $22.8 million in inventory costs related to recognized revenues, $3.0 million in royalty fees based on net product shipments, $2.4 million for costs related to Selincro, $0.9 million which represents the cost of Zanaflex Capsules authorized generic product sold, and $0.7 million for costs related to the amortization of intangible assets.

Cost of sales for the three-month period ended September 30, 2016 consisted primarily of $22.2 million in inventory costs related to recognized revenues, $2.9 million in royalty fees based on net product shipments and costs related to Selincro of $2.3 million.

Cost of License Revenue

We recorded cost of license revenue of $0.2 million for the three-month periods ended September 30, 2017 and 2016, respectively. Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.

Research and Development

Research and development expenses for the three-month period ended September 30, 2017 were $33.3 million as compared to $54.8 million for the three-month period ended September 30, 2016, a decrease of approximately $21.5 million, or 39.2%. The decrease was due primarily to reductions in spending of $9.5 million for Inbrija (CVT-301, levodopa inhalation powder), $5.1 million for our Ampyra life cycle management program, $4.8 million for salaries and benefits related costs, $2.3 million for our discontinued Plumiaz program, $1.3 million for our other programs and $1.2 million in regulatory spending, partially offset by increased spending for products acquired as a result of the Biotie acquisition of $2.6 million.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended September 30, 2017 were $20.8 million compared to $24.8 million for the three-month period ended September 30, 2016, a decrease of approximately $4.0 million, or 16.1%. The decrease was attributable to a decrease in marketing, trade and sales related spending of $2.0 million, a decrease in overall salaries and benefits of $1.7 million, and reductions in other selling related expenses of $0.3 million.

General and administrative expenses for the three-month period ended September 30, 2017 were $20.0 million compared to $30.0 million for the three-month period ended September 30, 2016, a decrease of approximately $10.0 million, or 33.3%. This decrease was primarily due to a decrease in business development, legal, finance and other related expenses of $6.5 million and a decrease in salaries and benefits related costs of $3.4 million.

Asset Impairment

We recognized an asset impairment charge of $39.4 million in the three-month period ended September 30, 2017 related to our intangible asset for Selincro. We reviewed the intangible asset for impairment due to a downward revision to the projected royalty revenue we expect to receive. As a result of the review, we determined that the carrying value of the asset was greater than the estimated fair market value as of September 30, 2017. We did not recognize an asset impairment charge in the three-month period ended September 30, 2016.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income pertaining to changes in the fair-value of acquired contingent consideration of $0.4 million for the three-month period ended September 30, 2017 as compared to an expense of $3.7 million for the three-month period ended September 30, 2016. Changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense

Other expense was $4.2 million for the three-month period ended September 30, 2017 compared to other expense of $4.5 million for the three-month period ended September 30, 2016, a difference of $0.3 million. The difference is due primarily to a decrease in interest and amortization of debt discount expense of $0.2 million, and a decrease in realized losses on foreign currency exchange of approximately $0.2 million.

Provision for Income Taxes

For the three-month periods ended September 30, 2017 and 2016, the Company recorded a $18.9 million and $3.0 million provision for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2017 and 2016 were -298.2% and -30.2%, respectively. The variance in the effective tax rates for the three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016 was due primarily to the valuation allowance recorded for jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, the tax implications of costs related to the Biotie transaction, state taxes, the reduction in the research and development tax credit and the absence of orphan drug development in 2017.

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

Nine-Month Period Ended September 30, 2017 Compared to September 30, 2016

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra to these customers of $376.1 million as compared to $360.6 million for the nine-month periods ended September 30, 2017 and 2016, respectively, an increase of $15.5 million, or 4.3%. The net revenue increase was comprised of net price increases, net of discount and allowance adjustments of $19.0 million, partially offset by net volume reductions of $3.5 million. Effective January 1, 2017 and July 1, 2017, we increased our list sale price to our customers by 9.5% and 4%, respectively.

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

Other Net Product Revenues

We recognized net revenue from the sale of other products of $3.6 million for the nine-month period ended September 30, 2017, as compared to $(1.2) million for the nine-month period ended September 30, 2016, an increase of $4.8 million.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $6.8 million in license revenue for the nine-month periods ended September 30, 2017 and 2016, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenues

We recognized $8.5 million and $7.8 million in royalty revenue for the nine-month periods ended September 30, 2017 and 2016, respectively related to ex-U.S. sales of Fampyra by Biogen.

We recognized $2.6 million and $3.1 million in royalty revenue for the nine-month periods ended September 30, 2017 and 2016, respectively, related to the authorized generic sale of Zanaflex Capsules.

We recognized $2.3 million and $1.9 million in royalty revenue for the nine-month periods ended September 30, 2017 and the period April 18, 2016, which is the date of the acquisition of Biotie, through September 30, 2016, respectively, related to sales of Selincro.

Cost of Sales

We recorded cost of sales of $84.8 million for the nine-month period ended September 30, 2017 as compared to $77.3 million for the nine-month period ended September 30, 2016. Cost of sales for the nine-month period ended September 30, 2017 consisted primarily of $66.0 million in inventory costs related to recognized revenues. Cost of sales for the nine-month period ended September 30, 2017 also consisted of $8.5 million in royalty fees based on net product shipments, costs related to Selincro of $6.9 million, the cost of Zanaflex Capsules authorized generic product sold of $1.6 million and $1.6 million for costs related to the amortization of intangible assets.

Cost of sales for the nine-month period ended September 30, 2016 consisted primarily of $62.6 million in inventory costs related to recognized revenues. Cost of sales for the nine-month period ended September 30, 2016 also consisted of $8.2 million in royalty fees based on net product shipments, costs related to Selincro of $4.2 million, the cost of Zanaflex authorized generic product sold of $1.6 million and $0.4 million for costs related to the amortization of intangible assets.

Cost of License Revenue

We recorded cost of license revenue of $0.5 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2017 were $131.0 million as compared to $149.6 million for the nine-month period ended September 30, 2016, a decrease of approximately $18.6 million, or 12.5%. The decrease was due primarily to reductions in spending of $15.2 million for Inbrija (CVT-301, levodopa inhalation powder) and CVT-427, $10.6 million for our Ampyra life cycle management program, $8.7 million for our discontinued Plumiaz program, $7.8 million for salaries and benefits related costs and $3.4 million for our other programs, partially offset by increased spending for products acquired as a result of the Biotie acquisition of $19.8 million and restructuring expenses of $5.6 million.

Selling, General and Administrative

Sales and marketing expenses for the nine-month period ended September 30, 2017 were $71.8 million compared to $77.3 million for the nine-month period ended September 30, 2016, a decrease of approximately $5.5 million, or 7.1%. The decrease was attributable primarily to a decrease in marketing, trade and sales related spending of $3.9 million, a decrease in overall salaries and benefits of $1.9 million, partially offset by an increase in other selling related activities of $0.3 million.

General and administrative expenses for the nine-month period ended September 30, 2017 were $70.3 million compared to $99.1 million for the nine-month period ended September 30, 2016, a decrease of approximately $28.8 million, or 29.1%. This decrease was due primarily to reductions in business development, legal, finance and other related expenses of $21.5 million, decreased Biotie acquisition related costs of $5.7 million and reductions in salaries and benefit related costs of $3.4 million, partially offset by restructuring expenses of $2.0 million.

Asset Impairment

We recognized an asset impairment charge of $39.4 million in the nine-month period ended September 30, 2017 related to our intangible asset for Selincro. We reviewed the intangible asset for impairment due to a downward revision to the projected royalty revenue we expect to receive. As a result of the review, we determined that the carrying value of the asset was greater than the estimated fair market value as of September 30, 2017. We did not recognize an asset impairment charge in the nine-month period ended September 30, 2016.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded a $16.8 million expense pertaining to changes in the fair-value of our acquired contingent consideration for the nine-month period ended September 30, 2017 as compared to an expense of $11.9 million for the nine-month period ended September 30, 2016. The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense

Other expense was $14.1 million for the nine-month period ended September 30, 2017 compared to other expense of $3.5 million for the nine-month period ended September 30, 2016, a difference of $10.6 million. The difference was due primarily to the realized gain on the final settlement of the FX collar in 2016 of approximately $10.0 million, an increase in interest and amortization of debt discount expense of $1.6 million, and a decrease in interest income of $0.2 million, partially offset by a decrease in realized losses on foreign currency exchange of $1.2 million.

Provision for/Benefit from Income Taxes

For the nine-month periods ended September 30, 2017 and 2016, the Company recorded a $23.4 million provision for and $7.7 million benefit from income taxes, respectively. The effective income tax rates for the Company for the nine-month periods ended September 30, 2017 and 2016 were -81.1% and 19.12%, respectively. The variance in the effective tax rates for the nine-month period ended September 30, 2017 as compared to the nine-month period ended September 30, 2016 was due primarily to the valuation allowance recorded on jurisdictions with Biotie pretax losses for which no tax benefit can be recognized, the tax implications of costs related to the Biotie transaction, state taxes, the reduction in the research & development tax credit and the absence of orphan drug development in 2017.

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

At September 30, 2017, we had $192.5 million of cash and cash equivalents, compared to $158.5 million at December 31, 2016. We expect that our existing cash and cash flows from operations will be sufficient to fund our ongoing operations over the next 12 months from the financial statement filing date.

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

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date. As of September 30, 2017, the Notes did not meet the criteria to be convertible.

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

Our outstanding note balances as of September 30, 2017 consisted of the following:

(In thousands)	September 30, 2017
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(38,589)
Net carrying amount	$306,411
Equity component	$61,195

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

Non-Convertible Capital Loans

The Non-Convertible Capital Loans (“Tekes Loans”) which were granted by Tekes, a Finnish Funding Agency for Technology and Innovation, had a fair value of $20.5 million (€18.2 million) at the date of acquisition. The Tekes loans have a carrying value of $23.3 million as of September 30, 2017. The Tekes Loans consist of fourteen non-convertible loans that bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, Biotie may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Convertible Capital Loan

In the three-month period ended March 31, 2017, the Company extended an offer to each of the convertible capital loan holders to repurchase the outstanding principal amount of each convertible capital loan. The Company paid approximately $1.7 million (€1.5 million) and $0.2 million (€0.2 million) in March and April 2017, respectively, to repurchase the outstanding principal amount of these loans. There were no outstanding balances on these loans as of September 30, 2017.

Research and Development Loans

The Research and Development Loans (“R&D Loans”) which were granted by Tekes had a fair value of $2.9 million (€2.6 million) at the date of acquisition. The R&D Loans have a carrying value of $2.5 million as of September 30, 2017. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The principal on these loans will be paid in five equal annual installments beginning in 2017 through 2021.

Investment Activities

At September 30, 2017, cash and cash equivalents were approximately $192.5 million, as compared to $158.5 million at December 31, 2016. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds. At September 30, 2017 and December 31, 2016, we held no short-term investments. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Net Cash Provided by Operations

Net cash provided by operations was $37.1 million for the nine-month period ending September 30, 2017. Cash provided by operations for the nine-month period ended September 30, 2017 was primarily due to a net loss of $52.3 million, a decrease in accounts payable and accrued expenses of $31.4 million, a decrease in non-current portion of deferred license revenue of $6.8 million and an increase in other assets of $4.0 million partially offset by an asset impairment charge of $39.4 million, stock compensation expense of $25.3 million, depreciation and amortization of $18.2 million, a change in contingent consideration liability of $16.8 million, deferred tax provision of $16.7 million, amortization of debt discount and debt issuance costs of $8.9 million, a decrease in inventory of $3.3 million and restructuring costs, net of cash payments of $1.9 million.

Net Cash Used in Investing

Net cash used in investing activities for the nine-month period ended September 30, 2017 was $11.4 million, which was due primarily to purchases of property and equipment.

Net Cash Provided by Financing

Net cash provided by financing activities for the nine-month period ended September 30, 2017 was $7.3 million, which was due to $7.0 million in net proceeds from the issuance of common stock and stock option exercises, and a refund of $2.7 million for the completion of the purchase of the noncontrolling interest in Biotie, partially offset by the repayment of loans payable of $2.4 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 10 of our Annual report on Form 10-K for the year ended December 31, 2016. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the nine-month period ended September 30, 2017, commitments related to the purchase of inventory decreased as compared to December 31, 2016. As of September 30, 2017, we have inventory-related purchase commitments totaling approximately $25.3 million.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. As of September 30, 2017, with the exception of the adoption of ASU 2016-09, “Compensation – Stock Compensation” (Topic 718) and ASU 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory, and ASU 2016-06, “Derivatives and Hedging” (Topic 815): Contingent Put and Call Options in Derivative Contracts, our critical accounting policies have not changed materially from December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, convertible senior notes, non-convertible capital loans, research and development loans and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at September 30, 2017, except for the fair value of the Company’s convertible senior notes which was approximately $317 million as of September 30, 2017.

We have cash equivalents at September 30, 2017, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximates their fair value at September 30, 2017. At September 30, 2017, we held $192.5 million in cash and cash equivalents which had an average interest rate of approximately 0.7%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the third quarter of 2017, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Ampyra ANDA Litigation

Overview. As further described below, our Orange Book-listed patents for Ampyra are the subject of lawsuits relating to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. In 2015 and 2016, we reached settlement agreements with six of the generic companies, and in February 2017, we announced that we had reached a settlement agreement with one additional generic company. As to the remaining three generic manufacturers, in March 2017, the U.S. District Court for the District of Delaware (the “District Court”) rendered a decision from a bench trial held in September 2016. The District Court upheld our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidated our four other Orange Book-listed patents for Ampyra. We have appealed the decision on the four invalidated patents, and the non-settling generic drug manufacturers have appealed the decision upholding the patent set to expire in July 2018. As further described below, in April 2017 we received a Paragraph IV Certification Notice from an additional generic drug manufacturer, who submitted an ANDA with the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg.

First ANDA Filers. In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis Laboratories FL, Inc. ("Actavis"), Alkem Laboratories Ltd. and its affiliate Ascend Laboratories, LLC ("Alkem"), Apotex Inc., Aurobindo Pharma Ltd. ("Aurobindo"), Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In response to the filing of these ANDAs, in July 2014, we filed lawsuits against these generic pharmaceutical manufacturing companies and certain affiliates in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685. Requested judicial remedies included recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-Book listed patents expire, or any later expiration of exclusivity to which we are or become entitled. These lawsuits with the ANDA filers were consolidated into a single case. A bench trial was completed in September 2016, and the District Court issued a decision in March 2017. The District Court upheld U.S. Patent No. 5,540,938 (the ‘938 patent), which is set to expire in July 2018. The claims of the ‘938 patent relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. The District Court invalidated U.S. Patent Nos. 8,663,685, 8,007,826, 8,440,703, and 8,354,437 which pertain to AMPYRA. In May 2017, we appealed the ruling on these patents. As a result of the District Court’s ruling, no generic version of Ampyra will be marketed in the U.S. at least until July 31, 2018, although in June 2017 the non-settling ANDA filers appealed the District Court’s decision upholding the ‘938 patent. Generic versions of Ampyra may be further delayed if the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) overturns the District Court’s decision on the four invalidated patents, which could include reversal or remand of the case back to the District Court. If the Appellate Court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief. In August 2017, we filed our opening brief to the Appellate Court. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal. The defendants have now filed their opposition and opening cross-appeal brief. We expect reply briefs to be filed in November 2017, followed by oral argument to be scheduled by the Appellate Court.

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

In February 2017, we entered into a settlement agreement with Apotex Inc. and its subsidiary Apotex Corporation (collectively “Apotex”) to resolve the patent litigation that we brought against them in the U.S. District Court for the District of Delaware, described above. As a result of the settlement agreement, Apotex will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2025, or potentially earlier under certain circumstances. The District Court has entered a Consent Order, in which it has dismissed our litigation against Apotex referred to above. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law. The settlement with Apotex does not resolve the patent litigation that we brought against other ANDA filers, as described in this report.

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

Item 1 of Part II of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2017, and June 30, 2017, include prior updates to the legal proceedings described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Following is the restated text of certain risk factors to report changes since our publication of risk factors in our 2016 Annual Report on Form 10-K and our update to the risk factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

The approval of Zanaflex Capsules is subject to certain post-approval regulatory requirements that we have not completed, and we may be subject to penalties if we fail to comply with these requirements and our Zanaflex products could be subject to enforcement actions or withdrawal from the market.

We have an outstanding FDA commitment to provide an assessment of the safety and effectiveness of Zanaflex Capsules in pediatric patients. This commitment, which is included in the NDA approval for Zanaflex Capsules, was to be satisfied by February 2007. We provided retrospective pediatric safety data to the FDA in April 2007. However, we were not able to complete the pediatric pharmacokinetic study by the February 2007 deadline due to delays in investigator recruitment and obtaining Institutional Review Board approvals. The study was completed and the final report submitted to the FDA in April 2008. The FDA reviewed our report against new standards set out in the Pediatric Research Equity Act (PREA) and reauthorized by both the 2007 FDA Amendments Act (FDAAA) and the 2012 Food and Drug Administration Safety and Innovation Act (FDASIA) and concluded that the report did not satisfy the commitment. The FDA informed us that a series of studies designed to further characterize the pharmacokinetics and demonstrate the efficacy and long-term safety of Zanaflex Capsules in children will be required to fulfill the pediatric commitment for Zanaflex Capsules. In June 2011, the FDA informally advised us that it would be amending the pediatric commitment for Zanaflex Capsules to require a non-clinical juvenile toxicology study, as well as formalize the timeline for the required pediatric studies. In December 2012, the FDA issued a formal written request that confirmed the information in its informal June 2011 request, and set forth specific deadlines for the required pediatric non-clinical and clinical studies. In January 2013, we submitted a request in writing to the FDA to extend the deadlines for these studies, and in September 2014 we received a “Denial of Deferral Request” letter from the FDA. We responded to this denial letter in October 2014, requesting the FDA to reconsider the denial, which the FDA again denied in March 2015. Subsequently in March 2015, we received a notice of non-compliance with PREA. In May 2016, the FDA denied our request for a full waiver of pediatric studies, and subsequently published a letter of non-compliance and our response to the FDA’s letter of non-compliance under 505B99(d)(1) of the Federal Food, Drug and Cosmetic Act. While our request for full waiver of the pediatric studies was denied, in their May 2016 letter the FDA requested that we use existing data from previously completed studies to employ a modeling and simulation approach to characterize the pharmacokinetics of tizanidine in pediatric subjects to select a dose for future study, and further the letter requested that these modeling and simulations be submitted to the FDA. Based on a July 2017 teleconference with the FDA, we understand that the FDA may consider this information as sufficient to satisfy the outstanding pediatric post-marketing commitment.  We believe we have adequately completed the modelling and simulation analysis and we have submitted this information to the FDA. If the FDA deems this information sufficient to support pediatric dosing recommendations, the outstanding pediatric post-marketing requirement may be considered satisfied. However, we have not received written confirmation from the FDA of this understanding. Additionally, and separate from the pediatric commitment, the FDA asked for, and we have completed, a clinical electrocardiogram study in adult humans to investigate potential QT prolongation (heart rhythm measure). This post-marketing commitment has been fulfilled. The remaining studies could be more extensive and more costly than our prior studies and might result in new data that are not consistent with the current safety and efficacy profile of the drug, which might require us to change our product labeling and could harm product sales. We also may be subject to penalties for not meeting our pediatric study commitments, including a court-imposed injunction to conduct studies.

Certain provisions of Delaware law, our certificate of incorporation, our bylaws and our shareholder rights plan may delay or prevent an acquisition of us that stockholders may consider favorable or may prevent efforts by our stockholders to change our directors or our management, which could decrease the value of your shares.

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

In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us shares of junior preferred stock. The rights plan will expire on August 31, 2018. The preferred stock purchase rights are triggered ten business days after the date of a public announcement that a person or group acting in concert has acquired, or has obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that are not approved by our board of directors. While we believe our rights plan enables our board of directors to help ensure that our stockholders are not deprived of the opportunity to realize the full and fair value of their investments, the rights plan may inhibit a change in control of the Company by a third party in a transaction not approved by our board of directors. If a change in control is inhibited or delayed in this manner, it may adversely affect the market price of our common stock.

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

Item 6.  Exhibits

Exhibit No.	Description
3.1

Certificate of Designations of Series A Junior Participating Preferred Stock of Acorda Therapeutics, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2017.

4.1

Rights Agreement, dated as of August 31, 2017, between Acorda Therapeutics, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A,B, and C respectively. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2017.

10.1	Amendment C, dated October 11, 2017, by and between North River Everett Ave, LLC and Civitas Therapeutics, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: November 7, 2017		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: November 7, 2017		David Lawrence Chief, Business Operations and Principal Accounting Officer