Form 10-K
period 2017-12-31
ACORDA THERAPEUTICS INC
filed 2018-03-01
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value (based on the closing price on that date) of the registrant's voting stock held by non-affiliates was $342,832,579. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2017 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person  possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of February 20, 2018, the registrant had 46,913,767 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement for its 2018 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance.

Part III, Item 11, Executive Compensation.

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence.

Part III, Item 14, Principal Accounting Fees and Services.

ACORDA THERAPEUTICS, INC.

2017 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: the ability to realize the benefits anticipated from acquisitions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; we may need to raise additional funds to finance our operations and may not be able to do so on acceptable terms; our ability to successfully market and sell Ampyra (dalfampridine) Extended Release Tablets, 10 mg in the U.S., which will likely be materially adversely affected by the March 2017 court decision in our litigation against filers of Abbreviated New Drug Applications to market generic versions of Ampyra in the U.S.; the risk of unfavorable results from future studies of Inbrija (levodopa inhalation powder) or from our other research and development programs, or any other acquired or in-licensed programs; we may not be able to complete development of, obtain regulatory approval for, or successfully market Inbrija or any other products under development; third party payers (including governmental agencies) may not reimburse for the use of Ampyra, Inbrija or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; competition; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this Annual Report, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

We and our subsidiaries own several registered trademarks in the U.S. and in other countries. These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Biotie Therapies,” “Ampyra,” “Qutenza” and “ARCUS.” Also, our mark “Fampyra” is a registered mark in the European Community Trademark Office and we have registrations or pending applications for this mark in other jurisdictions. Our trademark portfolio also includes several registered trademarks and pending trademark applications (e.g., “Inbrija”) in the U.S. and worldwide for potential product names or for disease awareness activities. Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1. Business.

Company Overview

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market two U.S. Food and Drug Administration (FDA)-approved therapies, including Ampyra (dalfampridine) Extended Release Tablets, 10mg, a treatment to improve walking in adult patients with multiple sclerosis, or MS, as demonstrated by an increase in walking speed. Ampyra 2017 net revenue was $543 million, an increase of approximately 10% over 2016. We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson’s disease and MS.

We currently derive substantially all our revenue from the sale of Ampyra. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, depending on the outcome of appeal of the District Court’s decision. The defendant generic drug manufacturers have appealed the District Court’s decision upholding the patent that expires in July 2018, and we have appealed the ruling on the four invalidated patents. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. The date for oral argument will be scheduled by the appellate court, which we expect will be in the first half of 2018.

We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief. In April 2017, following the District Court’s decision, we implemented a corporate restructuring to reduce our cost structure and focus our resources on our most important and valuable initiatives, including our Inbrija (levodopa inhalation powder) development program and maximizing Ampyra value. As part of this restructuring, we reduced headcount by approximately 20%. The majority of the reduction was completed in April 2017.

Inbrija, our most advanced development program, is a self-administered, inhaled formulation of levodopa, or L-dopa, being investigated for the treatment of OFF periods in people with Parkinson’s disease who are taking a carbidopa/levodopa regimen. Inbrija is based on our proprietary ARCUS platform, a dry-powder pulmonary drug delivery technology that we believe has potential applications in multiple disease areas. We announced positive Phase 3 efficacy and safety data for this program in 2017. In June 2017, we submitted a New Drug Application, or NDA, for Inbrija to the FDA. In August 2017, we announced that we received a Refusal to File, or RTF, letter from the FDA regarding the Inbrija NDA. Upon its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. The FDA specified two reasons for the RTF: first, the date when the manufacturing site would be ready for inspection; and second, a question regarding the submission of the drug master production record. The FDA also requested additional information at resubmission, which was not part of the basis for the RTF. We resubmitted the NDA in December 2017. The resubmission addressed the two issues raised in the RTF and included all additional information requested by the FDA in the RTF. On February 20, 2018, we announced that the resubmitted NDA was accepted for filing by the FDA, and that under the Prescription Drug User Fee Act, or PDUFA, the FDA has set a target date of October 5, 2018. Our commercial preparations for the launch of Inbrija continue. We are projecting that, if approved, annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million. We expect to file a Marketing Authorization Application, or MAA, with the European Medicines Agency in the first quarter of 2018. We are in discussions with potential partners regarding Inbrija outside of the U.S.

In November 2017, we discontinued our clinical development program for tozadenant, an investigational treatment for reduction of OFF time in people with Parkinson’s that we acquired with our 2016 acquisition of Biotie Therapies. We made this decision based on new information obtained from our Phase 3 clinical trials related to agranulocytosis and associated serious adverse events.

In November 2017, we completed a $40 million Fampyra royalty monetization with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive Fampyra royalties payable to us by Biogen, up to an agreed upon threshold of royalties. After this threshold is met, if ever, we will continue to receive Fampyra royalty revenue from Biogen until this revenue stream ends. The transaction does not include potential future milestones to be paid by Biogen. In November 2017, we also completed a $13 million Selincro royalty monetization with Lundbeck. In exchange for the payment from Lundbeck, we agreed to amend the Selincro license with Lundbeck to eliminate future royalty and milestone obligations on sales of Selincro outside of the U.S. Also, we sold our Zanaflex franchise for $4 million.

As of December 31, 2017, we had cash and cash equivalents of approximately $307.1 million and we are projecting a 2018 year-end cash balance in excess of $300 million. We have $345 million of convertible senior notes due in 2021 with a conversion price of $42.56. We believe that operating expense reductions from the restructuring, as well as additional expense reductions due to termination of the tozadenant development program, will enable us to fund operations through launch of Inbrija in the U.S., pending approval from the FDA. Importantly, we have kept our commercial team intact despite the restructuring. We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our commercial launch of Inbrija in the U.S., if approved, will benefit from the experiences and capabilities of this team.

Our strategy is to continue growing as a fully integrated biopharmaceutical company. Our priorities for 2018 include advancing our Inbrija program toward approval and commercialization, maximizing the value of Ampyra, including our appeal of the District Court decision invalidating certain Ampyra patents as described above, and focusing on financial discipline and maintaining a strong balance sheet.

Company Highlights

Ampyra

Ampyra is the first product for which we completed clinical development. Ampyra, an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), was approved by the FDA in January 2010. Ampyra demonstrated efficacy in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). To our knowledge, Ampyra is the first and only product indicated to improve walking in adults with MS. Ampyra was made commercially available in the U.S. in March 2010, using our own specialty sales force, and had net revenue of $543 million for the year ended December 31, 2017. Since the March 2010 launch of Ampyra, approximately 130,000 people with MS in the U.S. have tried Ampyra. We believe that Ampyra is increasingly considered by many physicians a standard of care to improve walking in adults with MS. Eight years after approval, Ampyra continues to grow, reflecting the continued unmet medical need among adults with MS for a treatment to improve walking. Our 60-day free trial program provides eligible patients with two months of Ampyra at no cost.

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

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a 2009 license and collaboration agreement. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, if ever, we will not receive Fampyra royalty revenue although we have retained the right to receive any potential future milestone payments. The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters.

Ampyra/Fampyra Patents and Legal Proceedings

We have five issued patents listed in the Orange Book for Ampyra, four of which were held invalid in litigation in U.S. District Court for the District of Delaware with certain generic drug manufacturers, as further described below in this report. The first is U.S. Patent No. 5,540,938, the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as Ampyra (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. In April 2013, this patent received a five year patent term extension under the patent restoration provisions of the Hatch-Waxman Act. With a five year patent term extension, this patent will expire on July 30, 2018. We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business). This patent was held valid by the District Court in the litigation, although in June 2017 the defendant generic drug manufacturers with whom we have not reached settlements appealed the District Court’s decision upholding this patent.

The other four Orange Book-listed patents were held invalid by the District Court in the litigation with generic drug manufacturers. These patents, which had been set to expire in 2025 through 2027, consist of U.S. Patent No. 8,007,826, with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; and U.S. Patent No. 8,663,685 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.

The patent litigation referenced above relates to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In 2015 and 2016, we reached settlement agreements with six of the generic companies. A bench trial against the remaining four generic companies was completed in September 2016. In February 2017, we announced that we had reached a settlement agreement with one of those four generic companies. In March 2017, the District Court rendered a decision upholding our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidating our four other Orange Book-listed patents. In May 2017, we appealed the ruling on these four patents, and as described above, in June 2017 the other non-settling parties appealed the decision on the patent set to expire in July 2018. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal, raising important issues in conjunction with biopharmaceutical innovation. The date for oral argument will be scheduled by the appellate court, which we expect will be in the first half of 2018. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief.

In April 2017, we received a Paragraph IV Certification Notice from an additional generic drug manufacturer, Micro Labs Ltd. (“Micro”), advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. Micro challenged the validity of four of our five Orange Book-listed patents for Ampyra, and also asserted that a generic version of its product does not infringe certain claims of these patents. In response to the filing of the ANDA, in May 2017 we filed a lawsuit against Micro in the U.S. District Court for the District of New Jersey. In January 2018, we reached a settlement agreement with Micro, which is further described below in Part I, Item 3 of this report.

In 2011, the European Patent Office, or EPO, granted EP 1732548, with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine (known under the trade name Fampyra in the European Union), to increase walking speed. In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent. We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice daily dosing at 10 mg. Both Synthon B.V. and neuraxpharm

Arzneimittel GmBH have appealed the decision. In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC EHF filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent. In February 2016, the EPO Opposition Division rendered a decision that revoked the EP 2377536 patent. We believe the claims of this patent are valid and we have appealed the decision. Both European patents, if upheld as valid, are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in 2021.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija is a self-administered, inhaled formulation of levodopa, or L-dopa, for the treatment of OFF periods in people with Parkinson’s disease who are taking a carbidopa/levodopa regimen. Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine. The disease causes a range of symptoms such as impaired ability to move, muscle stiffness and tremor. The standard of care for the treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s disease progresses. The re-emergence of symptoms is referred to as an OFF period, and despite optimized regimens with current therapeutic options and strategies, OFF periods remain one of the most challenging aspects of the disease.

Inbrija delivers a precise dose of dry-powder formulation of L-dopa to the lung using a breath-actuated proprietary inhaler. Oral medication can be associated with slow and variable onset of action, as the medicine is absorbed through the gastrointestinal (digestive) tract before reaching the brain. Inhaled treatments enter the body through the lungs and reach the brain shortly thereafter, bypassing the digestive system. Inbrija is based on our proprietary ARCUS platform, a dry-powder pulmonary drug delivery technology that we believe has potential applications in multiple disease areas. A key feature of our ARCUS technology is the large porous particles that allow for consistent and precise delivery of significantly larger doses of medication than are possible with conventional dry powder pulmonary systems. This in turn provides the potential for pulmonary delivery of a much wider variety of pharmaceutical agents. We have worldwide rights to our ARCUS drug delivery technology, which is protected by extensive know-how and trade secrets and various U.S. and foreign patents, including patents that protect the Inbrija dry powder capsules beyond 2030.

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

The safety profile of Inbrija in the trial was consistent with that observed in a prior Phase 2b clinical trial:

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

•

84 mg: The most commonly reported adverse events in the Inbrija 84 mg group compared to the placebo group were: cough (14.9% vs. 1.8%, reported mostly once/subject), upper respiratory tract infection (6.1% vs. 2.7%), nausea (5.3% vs. 2.7%), sputum discoloration (5.3% vs. 0%) and dyskinesia (3.5% vs. 0.0%). When cough was reported, it was typically characterized as mild. Two of 114 participants receiving Inbrija 84 mg discontinued the study due to cough.

Results from a separate Phase 3 study to assess the long-term safety profile of Inbrija in people with Parkinson’s showed no statistical difference in pulmonary function between the group receiving Inbrija and an observational control group. These results are consistent with the previously reported Phase 2b and Phase 3 clinical trials. In March 2017, we announced results from separate clinical studies that assessed the safety profile of Inbrija in people with asthma, smokers and early morning OFF.

In June 2017, we submitted an NDA for Inbrija to the FDA. In August 2017, we announced that we received a Refusal to File, or RTF, letter from the FDA regarding the Inbrija NDA. Upon its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. The FDA specified two reasons for the RTF: first, the date when the manufacturing site would be ready for inspection; and second, a question regarding the submission of the drug master production record. The FDA also requested additional information at resubmission, which was not part of the basis for the RTF. We resubmitted the NDA in December 2017. The resubmission addressed the two issues raised in the RTF and included all additional information requested by the FDA in the RTF. On February 20, 2018, we announced that the resubmitted NDA was accepted for filing by the FDA, and that under the Prescription Drug User Fee Act, or PDUFA, the FDA has set a target date of October 5, 2018. The NDA was submitted under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®. We believe the Phase 3 efficacy and safety clinical trial, combined with data from additional Phase 3 long-term safety studies and supported by existing Phase 2b data, are sufficient for the NDA filing. Our commercial preparations for the launch of Inbrija continue. We are projecting that, if approved, annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million. We expect to file a Marketing Authorization Application, or MAA, with the European Medicines Agency in the first quarter of 2018. We are in discussions with potential partners regarding Inbrija outside of the U.S.

ARCUS Product Development

In addition to Inbrija (levodopa inhalation powder), discussed above, we are exploring opportunities for other proprietary products in which inhaled delivery using our ARCUS drug delivery technology can provide a significant therapeutic benefit to patients.

Disorders of the central nervous system, or CNS, in addition to Parkinson’s disease, may be addressed by ARCUS products with the delivery of active agents to the CNS with rapid onset and reduced systemic exposure. For example, we are currently developing CVT-427, an inhaled triptan (zolmitriptan) intended for acute treatment of migraine by using the ARCUS drug delivery technology. Triptans are the class of drug most commonly prescribed for acute treatment of migraine. Oral triptans, which account for the majority of all triptan doses, can be associated with slow onset of action and gastrointestinal challenges. The slow onset of action, usually 30 minutes or longer, can result in poor response rates. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration. Triptans delivered subcutaneously (injection) provide the most rapid onset of action, but are not convenient for patients. Many triptans are also available in nasally delivered formulations. However, based on available data, we believe that nasally delivered triptans generally have an onset of action similar to orally administered triptans. In December 2016, we completed a special population study to evaluate safe inhalation of CVT-427 in people with asthma and in smokers. Some subjects showed evidence of acute, reversible bronchoconstriction, post-inhalation. We plan to work on reformulating to move the program forward, once we have made more progress on the approval and launch of Inbrija.

In July 2015, the Bill & Melinda Gates Foundation awarded us a $1.4 million grant to support the development of a formulation and delivery system for a dry powder version of lung surfactant, a treatment for neonatal respiratory distress syndrome, or nRDS. In collaboration with the Massachusetts Institute of Technology, we developed a novel formulation and delivery device based on our proprietary ARCUS drug delivery technology. nRDS is a condition affecting prematurely born infants in which their lungs are underdeveloped and thus lack a sufficient amount of lung surfactant. It can be fatal, or lead to severe, chronic health issues caused by a lack of oxygen getting to the baby’s brain and other organs. Delivering liquid surfactant to the lungs via intubation is the standard of care. We believe that our formulation and delivery system may present a more practical alternative for use in developing areas of the world, where intubation poses numerous problems. This program is not aimed at developing a commercial product, but our work on this program could potentially generate information that is useful for adapting the ARCUS drug delivery technology to commercial pediatric uses.

We are also beginning to formulate potential ARCUS products for two different rare lung diseases.

Other Research and Development Programs

Following is a description of our other research and development programs.

•

SYN120: SYN120 is a potential treatment for Parkinson’s-related dementia, which we acquired with Biotie Therapies. Data from a Phase 2 exploratory study that we completed in 2017 showed that several of the outcome measures trended in favor of drug versus placebo, particularly with respect to neuropsychiatric symptoms. However, neither the primary nor key secondary endpoints achieved statistical significance. We are continuing to review the data, which will be presented at an upcoming medical meeting.

•

BTT1023: Through Biotie Therapies, we are also developing BTT1023 (timolumab), a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. There are no approved drug therapies for PSC and liver transplant is the only treatment. Interim data from an ongoing Phase 2 proof-of-concept clinical trial of BTT1023 for PSC are expected in the second quarter of 2018.

•

rHIgM22: We are developing rHIgM22, a remyelinating antibody, as a potential therapeutic for MS. We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions. A Phase 1 trial using one of two doses of rHIgM22 or placebo in people with MS who are experiencing an acute relapse is clinically complete. In addition to assessing safety and tolerability during an acute relapse, the study includes exploratory efficacy measures such as a timed walk, magnetization transfer ratio imaging of lesion myelination in the brain and various biomarkers. We expect data from the Phase 1 trial in the first quarter of 2018, and we will evaluate our next steps for this program after reviewing the data.

•

Cimaglermin alfa: Cimaglermin alfa is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure. In 2013, we commenced a Phase 1b single-infusion trial in people with heart failure, which assessed the tolerability of three dose levels of cimaglermin, and also included an assessment of drug-drug interactions and several exploratory measures of efficacy. In 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) manifested by clinical symptoms and an elevation in liver chemistry tests meeting the FDA Drug-Induced Liver Injury Guidance (FDA 2009) stopping rules. We also received a notification of clinical hold from the FDA following submission of this information. The abnormal blood tests resolved within two to three weeks. We subsequently conducted additional analyses and non-clinical studies to further define the nature of the hepatoxicity, and met with the FDA to present these data as part of our request that the program be removed from the clinical hold. The FDA lifted the clinical hold in April 2017. We are seeking to partner or out-license this program.

NP-1998 is a Phase 3 ready, 20% prescription strength capsaicin topical solution that we were previously assessing for the treatment of neuropathic pain. In 2013, we acquired development and commercialization rights in the U.S., Canada, Latin America and certain other territories. We believe NP-1998 has the potential to treat multiple neuropathies, but we have not invested in further development of NP-1998 for several years and we are seeking to partner or out-license this program.

Also, we were previously developing tozadenant, a potential adjunctive treatment to levodopa in Parkinson’s disease patients to reduce OFF time. We acquired this program with our 2016 acquisition of Biotie Therapies. In November 2017, we discontinued our tozadenant clinical development program based on new information obtained from our Phase 3 clinical trials related to agranulocytosis and associated serious adverse events.

Corporate Update

In August 2017, our Board of Directors adopted a stockholder rights plan to preserve the ability of the Board to protect the interests of stockholders in transactions that may result in an acquisition of control of the Company, including tender offers and open market purchases of our securities. In general terms, the rights plan works by significantly diluting the stock ownership of any person or group that acquires 15% or more of our outstanding common stock without the approval of the Board. The rights plan exempts any person or group owning 15% or more of the Company’s outstanding common stock when we announced the rights plan, however the exemption does not apply to additional shares acquired after the announcement. The rights plan also provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us shares of junior preferred stock. The rights plan will expire on August 31, 2018. The preferred stock purchase rights are triggered ten business days after the date of a public announcement that a person or group acting in concert has acquired, or has obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms that are not approved by our Board. While we believe our rights plan enables our Board to help ensure that our stockholders are not deprived of the opportunity to realize the full and fair value of their investments, the rights plan may inhibit a change in control by a third party in a transaction not approved by our Board. If a change in control is inhibited or delayed in this manner, it may adversely affect the market price of our common stock.

Our Strategy

Our strategy is to continue to grow as a fully integrated biopharmaceutical company and to become a leading neurology company dedicated to the identification, development and commercialization of therapies that restore function and improve the lives of people with neurological disorders. We are seeking to leverage our scientific, clinical and commercial expertise in neurology. Following are our 2018 strategic priorities:

•

Inbrija (levodopa inhalation powder): Advancing our Inbrija development program towards FDA approval and commercialization, submitting an MAA in the first quarter of 2018, and continuing with potential partnering discussions for commercialization outside of the U.S.

•	Ampyra: Maximizing the value of Ampyra, including prosecuting our appeal of the District Court decision invalidating four of our five Orange-Book listed Ampyra patents.
•	Financial Management: Maintaining a strong balance sheet; and pursuing partnering and out-licensing opportunities for some of our early stage clinical programs.

Our Products and Product Pipeline

Commercial Products	Indication	Status	Marketing Rights
Ampyra	MS	FDA-approved and marketed in the U.S.	Acorda (U.S.)
Fampyra*	MS	Approved in a number of countries across Europe, Asia and the Americas	Biogen (outside U.S.)
Qutenza	Post Herpetic Neuralgia	FDA-approved	Acorda (U.S. Canada, Latin America and certain other countries)
Selincro**	Alcohol Dependence	EMA-approved	Lundbeck

Research and Development Programs	Proposed Therapeutic Area(s)	Stage of Development	Marketing Rights
Inbrija (levodopa inhalation powder)	Parkinson’s disease OFF periods	NDA accepted and under review by FDA; October 5, 2018 PDUFA target date	Acorda/Worldwide; seeking to out-license/partner outside of the U.S.
SYN120	Parkinson’s disease-related dementia	Phase 2 clinical trial completed; endpoints not met, data under review	Acorda (Biotie)/Worldwide
BTT1023 (timolumab)	Primary Sclerosing Cholangitis	Phase 2 clinical trial ongoing; Interim data expected 2018 Q2	Acorda (Biotie)/Worldwide;
CVT-427	Migraine	Reformulation planned due to bronchoconstriction	Acorda/Worldwide
rHIgM22	MS	Data from Phase 1 trial expected 2018 Q1	Acorda/Worldwide
Cimaglermin alfa	Heart failure	Phase 1b clinical trial hold lifted in April 2017	Acorda/Worldwide; seeking to out-license/partner

* In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive royalties on Fampyra payable to us by Biogen, up to an agreed-upon threshold of royalties. Until this threshold is met, if ever, we will not receive Fampyra royalty revenue although we have retained the right to receive any potential future milestone payments from Biogen.

** In November 2017, we announced a royalty monetization with Lundbeck pursuant to which we received a $13 million payment from Lundbeck in exchange for an amendment to its Selincro license eliminating Lundbeck’s future royalty and milestone obligations on sales of Selincro outside of the U.S. Selincro is not approved for use in the U.S. and is not under development for use in the U.S.

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

As Parkinson’s disease progresses, even optimized regimens of oral carbidopa/levodopa are associated with increasingly wide variability in the timing and amount of absorption into the bloodstream. This results in the unreliable control of symptoms, leading to motor complications including OFF periods. OFF periods, which are characterized by a re-emergence of Parkinson’s disease symptoms, can increase in frequency and severity during the course of the disease. OFF periods remain one of the most challenging aspects of the disease despite optimized regimens with current therapeutic options and strategies. About half of people with Parkinson’s disease treated with L-dopa therapy experience OFF periods within five years of initiating treatment. For the approximately 350,000 people in the U.S. and 420,000 in Europe who experience them, OFF periods are inadequately addressed by available therapies and are considered one of the greatest unmet medical needs facing people with Parkinson’s disease. OFF periods can be very disruptive to the lives of people with Parkinson’s disease, their families and caregivers. In a survey of 3,000 people with Parkinson’s conducted by the Michael J. Fox Foundation, 64% of respondents reporting having at least two hours of OFF time per day.

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

We have five issued patents listed in the Orange Book for Ampyra, which are described below in the “Intellectual Property” section of this report. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, depending on the outcome of appeal of the District Court’s decision. The defendant generic drug manufacturers with whom we have not reached settlements have appealed the District Court’s decision upholding the patent that expires in July 2018, and we have appealed the ruling on the four invalidated patents. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal, raising important issues in conjunction with biopharmaceutical innovation. The date for oral argument will be scheduled by the appellate court, which we expect will be in the first half of 2018. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief.

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

The FDA’s approval letter included certain post-marketing study requirements and confirmed certain commitments made by us with respect to Ampyra, all of which we have now completed. The post-marketing requirements included additional animal toxicology studies to evaluate certain impurities, in-vitro receptor binding and abuse potential studies in animals, and an evaluation of clinical adverse events related to abuse potential. We completed these studies and timely submitted the results to the FDA. Also, we committed to the FDA that we would conduct a placebo-controlled trial to evaluate a 5 mg twice-daily dosing regimen of Ampyra, as well as a pharmacokinetic evaluation of a 7.5 mg dosage strength in patients with mild or moderate renal impairment. We also committed to report all post-marketing seizure events on an expedited basis to the FDA. We completed the renal impairment study and timely submitted the results to the FDA, but the FDA may require additional studies. In August 2012, we announced results of the 5mg efficacy study. The study failed to confirm efficacy of the 5mg dose. We believe that this study, together with Ampyra registration studies, continue to show that 10mg twice daily is the appropriate, safe, and effective dose. The study results were provided to the FDA, which subsequently confirmed that we have satisfied this post-marketing requirement.

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

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija is a self-administered, inhaled formulation of levodopa, or L-dopa, for the treatment of OFF periods in people with Parkinson’s disease who are taking a carbidopa/levodopa regimen. Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine. The disease causes a range of symptoms such as impaired ability to move, muscle stiffness and tremor. The standard of care for the treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s disease progresses. The re-emergence of symptoms is referred to as an OFF period, and despite optimized regimens with current therapeutic options and strategies, OFF periods remain one of the most challenging aspects of the disease.

Inbrija delivers a precise dose of dry-powder formulation of L-dopa to the lung using a breath-actuated proprietary inhaler. Oral medication can be associated with slow and variable onset of action, as the medicine is absorbed through the gastrointestinal (digestive) tract before reaching the brain. Inhaled treatments enter the body through the lungs and reach the brain shortly thereafter, bypassing the digestive system. Inbrija is based on our proprietary ARCUS platform, a dry-powder pulmonary drug delivery technology that we believe has potential applications in multiple disease areas. A key feature of our ARCUS technology is the large porous particles that allow for consistent and precise delivery of significantly larger doses of medication than are possible with conventional dry powder pulmonary systems. This in turn provides the potential for pulmonary delivery of a much wider variety of pharmaceutical agents. We have worldwide rights to our ARCUS drug delivery technology, which is protected by extensive know-how and trade secrets and various U.S. and foreign patents, including patents that protect the Inbrija dry powder capsules beyond 2030.

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

The safety profile of Inbrija in the trial was consistent with that observed in a prior Phase 2b clinical trial:

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

•

84 mg: The most commonly reported adverse events in the Inbrija 84 mg group compared to the placebo group were: cough (14.9% vs. 1.8%, reported mostly once/subject), upper respiratory tract infection (6.1% vs. 2.7%), nausea (5.3% vs. 2.7%), sputum discoloration (5.3% vs. 0%) and dyskinesia (3.5% vs. 0.0%). When cough was reported, it was typically characterized as mild. Two of 114 participants receiving Inbrija 84 mg discontinued the study due to cough.

Results from a separate Phase 3 study to assess the long-term safety profile of Inbrija in people with Parkinson’s showed no statistical difference in pulmonary function between the group receiving Inbrija and an observational control group. These results are consistent with the previously reported Phase 2b and Phase 3 clinical trials. In March 2017, we announced results from separate clinical studies that assessed the safety profile of Inbrija in people with asthma, smokers and early morning OFF.

In June 2017, we submitted an NDA for Inbrija to the FDA. In August 2017, we announced that we received a Refusal to File, or RTF, letter from the FDA regarding the Inbrija NDA. Upon its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. The FDA specified two reasons for the RTF: first, the date when the manufacturing site would be ready for inspection; and second, a question regarding the submission of the drug master production record. The FDA also requested additional information at resubmission, which was not part of the basis for the RTF. We resubmitted the NDA in December 2017. The resubmission addressed the two issues raised in the RTF and included all additional information requested by the FDA in the RTF. On February 20, 2018, we announced that the resubmitted NDA was accepted for filing by the FDA, and that under the Prescription Drug User Fee Act, or PDUFA, the FDA has set a target date of October 5, 2018. The NDA was submitted under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®. We believe the Phase 3 efficacy and safety clinical trial, combined with data from additional Phase 3 long-term safety studies and supported by existing Phase 2b data, are sufficient for the NDA filing. Our commercial preparations for the launch of Inbrija continue. We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our commercial launch of Inbrija in the U.S., if approved, will benefit from the experiences and capabilities of this team. We are projecting that, if approved, annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million. We expect to file a Marketing Authorization Application, or MAA, with the European Medicines Agency in the first quarter of 2018. We are in discussions with potential partners regarding Inbrija outside of the U.S.

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

ARCUS Product Development

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

In December 2015, we initiated and completed a Phase 1 safety/tolerability and pharmacokinetic clinical trial of CVT-427 for acute treatment of migraine. In June 2016, at the 58th Annual Scientific Meeting of the American Headache Society, we presented pharmacokinetic data from the Phase 1 trial which showed increased bioavailability and faster absorption compared to oral and nasal administration of the same active ingredient in healthy adults. In particular, the data showed that CVT-427 had a median Tmax of about 12 minutes for all dose levels compared to 1.5 hours for the oral tablet and 3.0 hours for the nasal spray. There were no serious adverse events, dose-limiting toxicities, evidence of bronchoconstriction or discontinuations due to adverse events reported in this study. The most commonly reported treatment-emergent adverse events were cough, chest discomfort, headache, and feeling hot. Apart from cough, single dose CVT-427 tolerability was generally consistent with the known safety profile of zolmitriptan. In December 2016, we completed a special population study to evaluate safe inhalation of CVT-427 in people with asthma and in smokers. Some subjects showed evidence of acute, reversible bronchoconstriction, post-inhalation. We plan to work on reformulating CVT-427 to move the program forward, once we have made more progress on the approval and launch of Inbrija.

In July 2015, the Bill & Melinda Gates Foundation awarded us a $1.4 million grant to support the development of a formulation and delivery system for a dry powder version of lung surfactant, a treatment for neonatal respiratory distress syndrome, or nRDS. In collaboration with the Massachusetts Institute of Technology, we developed a novel formulation and delivery device based on our proprietary ARCUS drug delivery technology. nRDS is a condition affecting prematurely born infants in which their lungs are underdeveloped and thus lack a sufficient amount of lung surfactant. It can be fatal, or lead to severe, chronic health issues caused by a lack of oxygen getting to the baby’s brain and other organs. Delivering liquid surfactant to the lungs via intubation is the standard of care. We believe that our formulation and delivery system may present a more practical alternative for use in developing areas of the world, where intubation poses numerous problems. This program is not aimed at developing a commercial product, but our work on this program could potentially generate information that is useful for adapting the ARCUS drug delivery technology to commercial pediatric uses.

We are also beginning to formulate potential ARCUS products for two different rare lung diseases.

Other Research and Development Programs

Following is a description of our other research and development programs.

•

SYN120: SYN120 is a potential treatment for Parkinson’s-related dementia, which we acquired with Biotie Therapies. Data from a Phase 2 exploratory study that we completed in 2017 showed that several of the outcome measures trended in favor of drug versus placebo, particularly with respect to neuropsychiatric symptoms. However, neither the primary nor key secondary endpoints achieved statistical significance. We are continuing to review the data, which will be presented at an upcoming medical meeting.

•

BTT1023: Through Biotie Therapies, we are also developing BTT1023 (timolumab), a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. There are no approved drug therapies for PSC and liver transplant is the only treatment. Interim data from an ongoing Phase 2 proof-of-concept clinical trial of BTT1023 for PSC are expected in the second quarter of 2018.

•

rHIgM22: We are developing rHIgM22, a remyelinating antibody, as a potential therapeutic for MS. We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions. A Phase 1 trial using one of two doses of rHIgM22 or placebo in people with MS who are experiencing an acute relapse is clinically complete. In addition to assessing safety and tolerability during an acute relapse, the study includes exploratory efficacy measures such as a timed walk, magnetization transfer ratio imaging of lesion myelination in the brain and various biomarkers. We expect data from the Phase 1 trial in the first quarter of 2018, and we will evaluate our next steps for this program after reviewing the data.

•

Cimaglermin alfa: Cimaglermin alfa is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure. In 2013, we commenced a Phase 1b single-infusion trial in people with heart failure, which assessed the tolerability of three dose levels of cimaglermin, and also included an assessment of drug-drug interactions and several exploratory measures of efficacy. In 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) manifested by clinical symptoms and an elevation in liver chemistry tests meeting the FDA Drug-Induced Liver Injury Guidance (FDA 2009) stopping rules. We also received a notification of clinical hold from the FDA following submission of this information. The abnormal blood tests resolved within two to three weeks. We subsequently conducted additional analyses and non-clinical studies to further define the nature of the hepatoxicity, and met with the FDA to present these data as part of our request that the program be removed from the clinical hold. The FDA lifted the clinical hold in April 2017. We are seeking to partner or out-license this program.

NP-1998 is a Phase 3 ready, 20% prescription strength capsaicin topical solution that we were previously assessing for the treatment of neuropathic pain. In 2013, we acquired development and commercialization rights in the U.S., Canada, Latin America and certain other territories. We believe NP-1998 has the potential to treat multiple neuropathies, but we have not invested in further development of NP-1998 for several years and we are seeking to partner or out-license this program.

Also, we were previously developing tozadenant, a potential adjunctive treatment to levodopa in Parkinson’s disease patients to reduce OFF time. We acquired this program with our 2016 acquisition of Biotie Therapies. In November 2017, we discontinued our tozadenant clinical development program based on new information obtained from our Phase 3 clinical trials related to agranulocytosis and associated serious adverse events.

Sales, Marketing and Market Access

Ampyra

Since the March 2010 launch of Ampyra, approximately 130,000 people with MS in the U.S. have tried Ampyra. We believe that Ampyra is increasingly considered by many physicians a standard of care to improve walking in adults with MS. Eight years after approval, Ampyra continues to grow, reflecting the continued unmet medical need among adults with MS for a treatment to improve walking. As of December 31, 2017, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends. These refill rates exclude patients who started Ampyra through our 60-day free trial program. Our 60-day free trial program provides eligible patients with two months of Ampyra at no cost. During 2017, on average, approximately 80% of new Ampyra patients enrolled in 60-day free trial. The program is in its seventh year, and data show that 60-day free trial participants have higher compliance and persistency rates over time compared to patients not in the program. Approximately 50% of patients who initiate therapy with the 60-day free trial free trial program convert to paid prescriptions.

We have established our own specialty sales force and commercial infrastructure in the U.S. to market Ampyra. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians. We also have established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information and assistance to payers and physicians on Ampyra; a National Trade Account Director who works with our limited network of specialty pharmacies; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of our strategic initiatives.

We have contracted with a third-party organization with extensive experience in coordinating patient benefits to run Ampyra Patient Support Services, or APSS, a dedicated resource of support services that coordinates the prescription process among healthcare providers, people with MS and insurance carriers. Prescriptions for Ampyra are processed through the APSS center, where dedicated and experienced customer care agents are responsible for helping healthcare professionals process prescriptions; working with insurance carriers to facilitate coverage; and working with a limited network of specialty pharmacy providers that deliver the medication directly to a patient’s home. In addition, APSS assists in directing patients to available copay and patient assistance programs, where permitted by law. The process begins when a prescription is submitted by a physician to APSS through a Service Request Form, or SRF. Processing of most incoming requests for prescriptions by APSS begins within 24 hours of receipt. Patients will experience a range of times to receive their first shipment based on the processing times for insurance requirements. As with any prescription product, patients who are members of benefit plans that have restrictive prior authorizations may experience delays in receiving their prescription. If insurance coverage is confirmed, APSS will transmit the prescription information to the specialty pharmacy provider that has contracted with the patient’s insurance carrier. The specialty pharmacy provider will then mail the prescription directly to the patient. In some cases, the specialty pharmacy provider will coordinate the insurance benefits investigation on behalf of the patient or will receive a prescription directly from a prescribing physician. Also we have established a program to assist individuals who have private insurance in managing their copayment costs through a copay mitigation program, where permitted by law.

We believe that, in general, people with MS are knowledgeable about their conditions, actively seek new treatments, and are directly involved with their prescriber's evaluation of treatment options. We have existing relationships with the major advocacy groups that focus on MS. As an example of our commitment, each year Acorda sponsors numerous National Multiple Sclerosis Society's Walk MS events around the country. These sponsorships allow us to engage thousands of people with MS, as well as their families, physicians and caregivers, in a discussion about the impact of walking impairment on their lives. In addition to these efforts, we have implemented educational and promotional programs to support Ampyra.

Ampyra is distributed in the U.S. exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies. The distribution process through specialty pharmacy providers is well established within the MS community, and physicians and patients are familiar with this model. This distribution process is intended to provide the best possible patient experience, improve patient adherence to the required drug regimen, including dosage, and assist in educating patients regarding the risks associated with Ampyra. The specialty pharmacy providers that deliver Ampyra by mail, and Kaiser Permanente, are contractually obligated to hold no more than 20 days of inventory, and some have agreed to hold a minimum of 8 to 10 business days of inventory. Three of the largest national health plans in the U.S. – Aetna, Cigna and United Healthcare – have listed Ampyra on their commercial formulary. Approximately 75% of insured individuals in the U.S. continue to have no or limited prior authorizations, or PA’s, for Ampyra. We define limited PAs as those that require only an MS diagnosis, documentation of no contraindications, and/or simple documentation that the patient has a walking impairment; such documentation may include a Timed 25-Foot Walk (T25W) test. The access figure is calculated based on the number of pharmacy lives reported by health plans.

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

Inbrija (levodopa inhalation powder)

We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our launch of Inbrija in the U.S., if approved, will benefit from the experiences and capabilities of this team.

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

Under the Collaboration Agreement, we are also entitled to receive double-digit tiered royalties on sales of licensed products by Biogen, its affiliates or certain distributors outside of the U.S. Such royalties for products combining a licensed compound with at least one other clinically active therapeutic, prophylactic or diagnostic ingredient are determined based on the contribution of the licensed compound to the overall sales or value of the combination product. Biogen may offset against the royalties payable to us a portion of certain royalties that it may need to pay to third parties. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, if ever, we will not receive Fampyra royalty revenue although we have retained the right to receive any potential future milestone payments, described above.

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

We agreed to pay Rush a license fee, milestone payments of up to $1.1 million and royalties based on net sales of the product for neurological indications. We have made or accrued an aggregate of $1.1 in milestone payments and $59.9 million in royalties under this agreement through December 31, 2017. In 2014, with our consent Rush sold its right to receive these royalties along with certain related rights to a third party, though this transfer did not materially change any of our obligations under the license. The FDA approval of Ampyra triggered the final milestone of $750,000, which was paid in 2010. The Rush license may be terminated by either party following an uncured material breach by the other party and notice. The Rush license may also be terminated upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party. We also entered into an agreement with Elan relating to the allocation of payments between us and Elan of certain payments to Rush under the Rush license. Subject to the early termination provisions, the Rush license terminates upon expiration of the royalty obligations, which expire fifteen years from the date of the agreement (2018).

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

•

Our Biotie subsidiary has an exclusive, worldwide license from Roche Palo Alto LLC, Hoffman-La Roche Inc. and F. Hoffman-La Roche Ltd. to certain patents and know-how relating to tozadenant and certain patents and know-how relating to SYN120.

•	Our Biotie subsidiary has an exclusive, worldwide license from Medarex, Inc. to certain patents and know-how relating to BTT1023.

Our Neuronex, Inc. subsidiary was previously a party to a license agreement with SK Biopharmaceuticals Co., Ltd., relating to Plumiaz, a proprietary nasal spray formulation of diazepam that we were developing as a treatment for certain epilepsy patients. In 2016 we announced that we were discontinuing our Plumiaz development program, and the license was terminated in 2017.

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

We rely on two third-party manufacturers, Regis Technologies, Inc. and CU Chemie Uetikon (GmbH), to supply 4-aminopyridine, the active pharmaceutical ingredient in Ampyra. If these companies experience any disruption in their operations, a delay or interruption in the supply of our Ampyra product could result until the problem is solved or we locate an alternate source of supply. We may not be able to enter into alternative supply arrangements on terms that are commercially favorable, if at all. Any new supplier would also be required to qualify under applicable regulatory requirements. We could experience substantial delays before we are able to qualify any new supplier.

Inbrija (levodopa inhalation powder), CVT-427 and ARCUS Technology

Our 2014 acquisition of Civitas included its 90,000 square foot subleased manufacturing facility located in Chelsea, Massachusetts. The facility was built specifically for the commercial-scale manufacture of ARCUS products. Prior to Civitas’s acquisition of this facility from Alkermes, the facility produced more than 36 million human doses of ARCUS-based products for use in clinical trials by Alkermes’s collaborator in indications other than Parkinson’s disease. Civitas subsequently took steps to recommission the facility, which has been certified by the EU regulatory authority (known as the Qualified Person, or QP, audit). Civitas produced current good manufacturing practices, or cGMP-quality human doses of Inbrija for Phase 1, Phase 2 and Phase 3 clinical trials.

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

As we are already at commercial scale, we believe that our Chelsea manufacturing facility will support rapid commercialization should we receive marketing approval from the FDA. However, if we obtain approval from the FDA, we anticipate the need to expand our manufacturing capacity at the Chelsea facility after product launch to meet demand depending on the timing and extent of sales growth. The ARCUS dry powder aerosol particles are generated by applying our proprietary and multi-step spray drying process to active pharmaceutical ingredient. The application of spray drying in the pharmaceutical industry is highly specialized, and the process of manufacturing ARCUS particles requires significant expertise in dry powder manufacture and handling and capsule filling. Expanding our manufacturing capacity will require substantial additional expenditures and various regulatory approvals and permits. Further, we may need to hire and train additional employees and managerial personnel to staff our expanding manufacturing operations. Manufacturing scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology. Our expanded Chelsea facility will have to continue to comply with cGMP requirements as well as other applicable environmental, safety, and other governmental permitting requirements.

All Inbrija dry powder inventory has been manufactured in-house using our cGMP process. Current data supports Inbrija as a room temperature stable product. We have finalized drug formulation and fill weight and have also implemented final design changes for the inhaler, for which commercial molds have been produced. All raw materials used for Inbrija manufacture are standard in pharmaceutical production. Our manufacturing team is led by individuals who are highly experienced with manufacturing of ARCUS products and other commercial products. Many of the individuals who lead our manufacturing previously manufactured ARCUS products at this facility for Alkermes.

Our proprietary inhalers are manufactured by contract manufacturers using standard manufacturing processes. We own the molds and design history files for the inhalers. The inhalers are shipped fully assembled to us. Final design changes for the inhaler for our anticipated commercial launch have been implemented, and the molds have been produced.

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

Intellectual Property

We have patent portfolios relating to: Ampyra/aminopyridines; Inbrija (levodopa inhalation powder), CVT-427 and the ARCUS drug delivery technology; SYN120, BTT1023; cimaglermin alfa/neuregulins; remyelinating antibodies/antibodies relating to nervous system disorders; Qutenza and NP-1998/topical capsaicin formulations. These portfolios are comprised of both our own and in-licensed patents and patent applications. Our intellectual property also includes copyrights, confidential and trade secret information as well as a portfolio of trademarks.

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

Ampyra/aminopyridines

We have five issued patents listed in the Orange Book for Ampyra, four of which were held invalid in litigation in U.S. District Court for the District of Delaware with certain generic drug manufacturers, as further described in this report. The first is U.S. Patent No. 5,540,938, the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as Ampyra (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. In April 2013, this patent received a five year patent term extension under the patent restoration provisions of the Hatch-Waxman Act. With a five year patent term extension, this patent will expire on July 30, 2018. We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business). This patent was held valid by the District Court in the litigation, although in June 2017 the defendant generic drug manufacturers with whom we have not reached settlements appealed the District Court’s decision upholding this patent.

The other four Orange Book-listed patents were held invalid by the District Court in the litigation with generic drug manufacturers. These patents, which had been set to expire in 2025 through 2027, consist of U.S. Patent No. 8,007,826, with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; and U.S. Patent No. 8,663,685 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.

The patent litigation referenced above relates to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In 2015 and 2016, we reached settlement agreements with six of the generic companies. A bench trial against the remaining four generic companies was completed in September 2016. In February 2017, we announced that we had reached a settlement agreement with one of those four generic companies. In March 2017, the District Court rendered a decision upholding our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidating our four other Orange Book-listed patents. In May 2017, we appealed the ruling on these four patents, and as described above, in June 2017 the other non-settling parties appealed the decision on the patent set to expire in July 2018. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal, raising important issues in conjunction with biopharmaceutical innovation.

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

Inbrija (levodopa inhalation powder), CVT-427 and ARCUS Technology

The intellectual property portfolio that we acquired with Civitas has over 100 issued U.S. and foreign patents relating to Inbrija and the ARCUS drug delivery technology. This includes over 15 issued U.S. patents relating to Inbrija directed to compositions of the drug product, the inhaler, the capsule for the drug product, methods of delivery of L-dopa, and manufacturing processes. The latest of the issued patents expires in 2032. The CVT-427 program, which also utilizes the ARCUS drug delivery technology, has pending applications directed to formulations, which, if granted would expire in 2036 absent any patent term adjustment. These applications are for our current CVT-427 formulation, and we plan to work on reformulating CVT-427 to move the program forward.

SYN120

We have an exclusive license from Roche for patents and patent applications relating to SYN120. This includes four granted U.S. patents set to expire in 2025 and 2026. The license also includes foreign counterparts, including two granted European patents, set to expire in 2025. The claims are directed to compositions of matter and methods of use.

BTT1023

The BTT1023 portfolio includes two patent families. The first family is owned by Biotie and includes two granted U.S. patents set to expire in 2028 and foreign counterparts including a granted European patent set to expire in 2028. The claims are directed to composition of matter and methods of use. The second family is co-owned by Biotie with the University of Birmingham and includes a granted U.S. and European patent set to expire in 2030. This family also includes pending and granted counterparts in other countries. The claims of this family are directed to use of VAP-1 inhibitors for treatment of fibrotic conditions. The University of Birmingham has licensed their rights in this patent family back to Biotie.

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

Cimaglermin alfa/Neuregulins

We are the exclusive licensee under a license agreement with Paion AG (formerly CeNeS Pharmaceuticals, plc), of its worldwide portfolio of patents, patent applications and IP rights related to products of neuregulin genes, including cimaglermin alfa. Collectively, these patents claim the use of particular neuregulins to treat various pathophysiological conditions, particularly uses to stimulate myelinating cells in order to treat conditions of the central and peripheral nervous system that involve demyelination. These patents also claim a number of additional potential uses of neuregulins, including stimulation of growth in cardiac and mammalian muscle cells, as well as treating cardiac failure, peripheral neuropathy and nerve injury.

Our neuregulin portfolio includes a granted U.S. patent directed to using specified neuregulin sequences to treat congestive heart failure.

Qutenza and NP-1998/Topical Capsaicin Formulations

We have commercialization and development rights for Qutenza and NP-1998 in the U.S., Canada, Latin America and certain other territories. In the U.S., we have one Orange Book-listed patent for Qutenza, which is U.S. Patent No. 6,239,180. The original expiration date for Patent No. 6,239,180 was November 6, 2016. In October 2017, this patent received 1,671 days of patent term extension under the patent restoration provisions of the Hatch-Waxman Act. With that patent term extension, this patent will expire on June 4, 2021.

There are granted U.S. patents which include claims directed to NP-1998 providing coverage until September 2027. There are also cases granted in Canada and Japan set to expire in 2024. There is also a pending U.S. patent application and a pending Japanese patent application which, if granted, would expire in 2024.

Trademarks

In addition to patents, our intellectual property portfolio includes registered trademarks, along with pending trademark applications. We own several registered trademarks in the U.S. and in other countries. These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Biotie Therapies,” “Ampyra,” “Qutenza” and “ARCUS.” We also have trademark registrations for “Fampyra” and “Kampyra” and pending trademark applications therefore, in numerous foreign jurisdictions. In addition, our trademark portfolio includes several trademark registrations and pending trademark applications for potential product names and for disease awareness activities.

Competition

The market for developing and marketing pharmaceutical products is highly competitive. We are aware of many biotechnology and pharmaceutical companies that are engaged in development and/or marketing of therapeutics for a broad range of central nervous system conditions, including multiple sclerosis, or MS and Parkinson’s disease. Many of our competitors have substantially greater financial, research and development, human and other resources than we do. Furthermore, many of these companies have significantly more experience than we do in preclinical testing, human clinical trials, regulatory approval procedures and sales and marketing.

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

To our knowledge, Ampyra is the first and only product that is approved as a treatment to improve walking in adult patients with MS. This was demonstrated by an increase in walking speed. Several biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological diseases, including MS. Other companies also have products in clinical development, including products approved for other indications in MS, to address improvement of walking ability in people with MS. We are aware that Adamas Pharmaceuticals, Inc. is developing ADS-5102 (amantadine hydrochloride) in patients with MS who have walking impairment, which may compete with Ampyra. Catalyst Pharmaceuticals, Inc. is developing a 3,4-diaminopyridine product, licensed from Biomarin, that also may compete with Ampyra.

Several companies are engaged in developing products that include novel immune system approaches and cell therapy approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete with Ampyra or our preclinical candidates in the future.

In addition, in certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis, which is referred to as compounding. We are aware that at present compounded dalfampridine is used by some people with MS, and it is possible that some people will want to continue using compounded formulations even though Ampyra is commercially available.

We believe that Ampyra is complementary to both the relapse management and disease course management therapies that are commercially available. Nonetheless, Ampyra may compete for market acceptance with these current treatments because they have been accepted and regularly prescribed to adults with MS by physicians, or because physicians may think that these products also improve walking or other neurological functions.

Ampyra could become subject to competition from generic drug manufacturers. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, depending on the outcome of appeal of the District Court’s decision. The defendant generic drug manufacturers have appealed the District Court’s decision upholding the patent that expires in July 2018, and we have appealed the ruling on the four invalidated patents. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. Our litigation with these generic drug manufacturers is described in further detail in Part I, Item 3 of this report. We will need to continue devoting significant resources to this litigation, and we can provide no assurance concerning its duration or outcome.

Inbrija (levodopa inhalation powder)/Parkinson’s disease

If approved for the treatment of OFF periods (re-emergence of symptoms), Inbrija would compete against on-demand therapies that aim to specifically address Parkinson’s disease symptoms. Apokyn, an injectable formulation of apomorphine, is approved for the treatment of OFF periods. Apokyn was approved for this use in the U.S. in 2004 and in Europe in 1993. Also, Sunovion Pharmaceuticals Inc. is developing a sublingual, or under the tongue, formulation of apomorphine. This program is in Phase 3 clinical development and could potentially be commercially launched ahead of Inbrija. In January

2018, Sunovion announced positive topline results from their pivotal Phase 3 study, which will be used in support of their submission of a New Drug Application expected in spring 2018.

The standard of care for the treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and the amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s disease progresses. Inbrija may face competition from therapies that can limit the occurrence of OFF periods. Approaches to achieve consistent levodopa plasma concentrations include new formulations of carbidopa/levodopa, such as extended-release and intestinal infusions, and therapies that prolong the effect of levodopa. Impax Laboratories has received FDA approval for RYTARY, an extended-release formulation of oral carbidopa/levodopa, and extended release formulations of oral and patch carbidopa/levodopa are being developed by others including Impax Depomed Inc., Intec Pharma and NeuroDerm Ltd. Also, Abbvie Inc. has developed a continuous administration of a gel-containing levodopa through a tube that is surgically implanted into the intestine. This therapy, known as Duopa, has been approved by the FDA and is approved in the EU.

Qutenza/Post-Herpetic Neuralgia

Qutenza faces significant competition from various other oral and topical products that are indicated to treat post-herpetic neuralgia and/or other forms of neuropathic pain, as well as other prescription and over the counter pain medications not specifically indicated for neuropathic pain that patients may use to address their symptoms. Many of the prescription pain medications that may compete with Qutenza are available in generic forms. Although we have no current plans to develop and commercialize NP-1998, this product would similarly face significant competition from these other products if we were to do so.

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

In the U.S., Ampyra, Qutenza, and our product candidates are regulated by the FDA as drugs. Some of our product candidates are potentially regulated both as drugs, drug/medical device combinations and as biological products. Drugs, biologics, and medical devices primarily are regulated under the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, as amended, and the regulations of the FDA. These products are also subject to other federal, state, and local statutes and regulations. Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA's and other health authorities' delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Similar civil or criminal penalties could be imposed by other government agencies or agencies of the states and localities in which our products are tested, manufactured, sold or distributed.

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

The FDA's policies may change and additional U.S. or foreign government laws and/or regulations may be enacted which could impose additional burdens or limitations on our ability to obtain approval of our product candidates or market our products after approval. Moreover, increased attention to the containment of healthcare costs in the U.S. and in foreign markets could result in government scrutiny or new regulations that could harm our business. For example, significant price increases in recent years by certain drug manufacturers have received considerable scrutiny from U.S. Congress, in some cases forcing those companies to dramatically reduce those prices. There continues to be political pressure at both the U.S. federal and state levels related to drug pricing and drug transparency, particularly given the dynamics around upcoming elections, that could result in legislative or administrative actions, such as the State of California’s passage of SB 17 in 2017, or at a minimum continued scrutiny. California SB 17, for example, put in place new state reporting and notification requirements for manufacturers related to drug pricing, which became effective January 1, 2018. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

Although we do not manufacture or market stand-alone medical devices, some of our product candidates rely on device components to deliver drug product to patients. In general, the FDA regulates such products as “combination products.” The FDA assigns combination products for review by the drug or device center based on a determination of the product’s “primary mode of action.”  If the FDA determines that the product achieves its therapeutic effect through drug component, it will be assigned to the Center for Drugs (CDER) or the Center for Biologics (CBER) for review and approval. By contrast, if the FDA determines that the device component is the primary mode of action, then the product will be reviewed and approved by the center for devices (CDRH). CDER will be the lead review division for Inbrija. We anticipate that to the extent that any of our other pipeline products are regulated as combination products, the FDA likely will find that the primary mode of action is through the drug component, and therefore the product will be reviewed by CDER. In that case, however, CDER/CBER will consult with CDRH on the drug component and we will still have to comply with certain requirements applicable to medical devices.

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

Other Regulations

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products, as well as medical devices, are potentially subject to regulation and oversight by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, the Drug Enforcement Administration (DEA), and state and local governments. For example, controlled substances that are scheduled by the DEA are subject to additional regulatory requirements including, among other things, special security and handling requirements, and potential restrictions on distribution, sales, marketing. For example, sales, marketing, scientific/educational grant programs and other Acorda interactions with healthcare professionals, must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act and the False Claims Act, and may be affected by the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, and/or the Veterans Health Care Act of 1992. For products to be covered by Medicaid, drug manufacturers must enter into a rebate agreement with the Secretary of Health and Human Services on behalf of the states and must regularly submit certain pricing information to CMS. Under the VHCA, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Administration and the Department of Defense, or DOD, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal health care programs including Medicare and Medicaid. In addition, under legislative changes made in 2009, discounted prices must also be offered for certain DOD purchases for its TRICARE retail pharmacy program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

In the U.S., there has been an increased focus on drug pricing in recent years. Although there are currently no direct government price controls over private sector purchases in the U.S., federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to certain public healthcare programs, such as Medicaid, in order for the drugs to be eligible for reimbursement under those programs. Various states have adopted further mechanisms under Medicaid and other programs that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products. Recent heightened scrutiny of the prices of several drug products have led to numerous other proposals, at both the federal and state level, to address perceived issues related to drug pricing and drug transparency. Several other states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising pricing and other information related to price increases.

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

The Deficit Reduction Act of 2005 resulted in changes to the way average manufacturer price, or AMP, and best price are reported to the government and the formula for calculating required Medicaid rebates. The ACA increased the minimum basic Medicaid rebate for branded prescription drugs to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees. In addition, the ACA increased the additional Medicaid rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products, revised the definition of AMP by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted 340B pricing.

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

The U.S. President and the majority party in both Houses of the U.S. Congress have indicated their desire to repeal the ACA. It is unclear whether, when and how that repeal will be effectuated and what the effect on the healthcare sector will be. Changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

EMPLOYEES

As of February 21, 2018, we had 484 employees. Of the 484 employees, 79 perform research and development activities, including preclinical programs, clinical trials, regulatory affairs, biostatistics, and drug safety, and 405 work in sales, marketing, managed markets, business development, manufacturing, technical operations, medical affairs, communications, and general and administrative.

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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (http://www.acorda.com under the “Investors” and then "SEC Filings" captions) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission

(“SEC”). Also, the SEC allows us to “incorporate by reference” some information from our proxy statement for our 2018 Annual Meeting of Stockholders, rather than repeating that information in this report. We intend to file our 2018 Proxy Statement within 120 days after the end of our 2017 fiscal year, in accordance with SEC rules and regulations, and we recommend that you refer to the information that we indicate will be contained in our 2018 Proxy Statement.

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

Risks related to our business

We have a history of operating losses and were last profitable in 2015, and may not be able to achieve or sustain profitability in the future; we expect to continue to be substantially dependent on revenues from the sale of Ampyra for the foreseeable future and those revenues may rapidly and significantly decline due to potential generic competition.

We have been highly dependent on the commercial success of Ampyra in the U.S. We currently derive substantially all of our revenue from the sale of Ampyra. Our Orange Book-listed patents have been the subject of lawsuits relating to Paragraph IV Certification Notices received from generic drug manufacturers, who have submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Amypra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In March 2017, we announced a decision by the United States District Court for the District of Delaware upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, although the other parties to the lawsuit have appealed the District Court’s decision upholding the patent set to expire in July 2018. We may experience a significant decline in Ampyra revenues as a result of the announcement of the Court decision in 2017, and we expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision to invalidate the four other patents is overturned on appeal, which could include reversal or a remand by the appeals court back to the District Court. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief. We may be unable to achieve profitability again or sustain profitability and positive cash flow from operations because of this development and also because we expect to continue investing significant amounts to continue product development and research and development activities, and, potentially, to acquire new products and product candidates.

As of December 31, 2017, we had an accumulated deficit of approximately $455.1 million. We had net losses of $223.4 million for the year ended December 31, 2017 and $34.6 million for the year ended December 31, 2016. Our prospects for achieving and sustaining profitability in the future will depend primarily on how successful we are in:

•	successfully defending our intellectual property relating to Ampyra, including our appeal of the March 2017 ruling by the United States District Court for the District of Delaware;
•

obtaining NDA approval for Inbrija (levodopa inhalation powder), a self-administered, inhaled formulation of levodopa using our proprietary ARCUS drug delivery technology, for the treatment of OFF periods in people with Parkinson’s taking a carbidopa/levodopa regimen;

•	successfully launching Inbrija in the U.S.;
•	obtaining MAA approval in the E.U. for Inbrija and commercializing through potential ex-U.S. partner
•	continuing to advance and/or out-license our earlier-stage clinical development programs; and
•	expanding our product development pipeline through the potential in-licensing and/or acquisition of additional products and technologies.

If we are not successful in executing our business plan, we may not achieve or sustain profitability and even if we do so, we may not meet sales expectations. Also, even if we are successful in executing our business plan, our profitability may fluctuate from period to period due to our level of investments in sales and marketing, research and development, and product and product candidate acquisitions. For example, in 2018 we expect to invest a significant amount to support our most advanced program, Inbrija.

The continued commercial success of Ampyra, and if approved the success of Inbrija (levodopa inhalation powder) and any other future products, are highly dependent on market acceptance among physicians, patients and the medical community, adequate reimbursement by government and other third-party payers, and other factors.

In general, the success of our products, including Inbrija, if approved, is subject to numerous factors, some of which are not within our control, including the following:

•	the loss of intellectual property protection for our products, which would enable generic competition.
•	the effectiveness of our sales, managed markets and marketing efforts;
•

the acceptance of our products in the medical community, particularly with respect to whether physicians and patients view our other products as safe and effective for its labeled indication, and whether it has an acceptable benefit-to-risk profile, and the rate of adoption by healthcare providers and the target population of patients;

•	the availability of adequate reimbursement by third-party payers;
•	the continued use of compounded 4-AP instead of Ampyra, available through pharmacies in the U.S. and elsewhere that engage in compounding;
•

the occurrence of any side effects, adverse reactions, customer complaints or misuse (or any unfavorable publicity relating thereto) stemming from the use of Ampyra, Inbrija or our other products or identified in ongoing or future studies of those products;

•

the development of products that compete with or are an alternative to Ampyra, Inbrija, or our other products as therapies for the treatment of underlying medical conditions or their symptoms, the timing of market entry for those competing or alternative products, the perceived advantages of competing or alternative therapies over our products, and the pricing of our products as compared to the pricing of those competing or alternative products; and

Market acceptance of our products and product candidates depends on the benefits of our products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness and our ability to demonstrate these benefits to physicians, patients and payers. Market acceptance also depends on the pricing of our products and the reimbursement policies of government and third-party payers, as well as on the effectiveness of our sales and marketing activities. Physicians may not prescribe our products, and patients may determine, for any reason, that our products are not useful to them. For example, physicians may not believe that the benefits of Ampyra, Inbrija or our other products or product candidates are meaningful for patients. As described below in these risk factors, FDA-approved product labeling for Ampyra is limited and may harm its market acceptance. Also, if Ampyra, Inbrija, or other products are not listed on the preferred drug lists of third-party payers, or Ampyra, Inbrija or other products are on the preferred drug list but subject to unfavorable limitations or preconditions or in disadvantageous positions on tiered formularies, our sales may suffer.

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

Our restructuring may not adequately reduce our expenses, and we may encounter difficulties associated with the related organizational change.

In April 2017, following a decision by the United States District Court for the District of Delaware to invalidate certain patents relating to Ampyra, we implemented a corporate restructuring to reduce our cost structure and focus our resources on Inbrija (levodopa inhalation powder) and our other strategic priorities. As part of this restructuring, we reduced headcount by approximately 20%. If our restructuring does not adequately reduce our expenses, further restructuring activities may be required in the future. In any event, the benefits of the restructuring are not expected to offset the loss of revenues from decreased long-term Ampyra sales following the invalidation of our patents. We expect this loss of revenues to be rapid and significant if and when generic versions of Ampyra are marketed.

Our restructuring may have other unintended consequences as well, including, for example, making it more difficult for us to attract and retain highly skilled personnel in a competitive environment. We may also experience operational disruptions from our reduction in personnel. The loss of key personnel such as regulatory or manufacturing functions could disrupt our operations and sales force attrition could harm our ability to maintain Ampyra sales and, if we obtain FDA approval for Inbrija, commercialize that product.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Acorda.

In general, under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is subject to limitations on its ability to utilize net operating losses, or NOLs, to offset future taxable income. As of December 31, 2017, we had approximately $144 million of NOLs incurred during 2017 and earlier that have a 20 year carryforward available to reduce taxable income in future years. Federal income tax losses generated in tax years ending after January 1, 2018 can generally be carried forward indefinitely, due to recently enacted tax reform legislation. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income and will be subject to an annual limitation of 80% of taxable income.

Our ability to utilize the NOL's may be further limited if we undergo an ownership change, as defined in section 382 of the Code. This ownership change could be triggered by substantial changes in the ownership of our outstanding stock, which are generally outside of our control. An ownership change would exist if the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock, or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL's. If an ownership change were to occur, the annual limitation under Section 382 could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our NOL asset and, as a result, could have a negative impact on our financial position and results of operations.

We may have exposure to additional tax liabilities, which could have a material impact on our results of operations and financial position.

We are subject to income taxes, as well as non-income based taxes, in both the U.S. and Puerto Rico, as well as certain European countries where we have subsidiaries and/or subsidiary operations. Significant judgment is required in determining our tax liabilities. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements. If the Internal Revenue Service, or other taxing authority, disagrees with the positions taken by us, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. In addition, governments may adopt tax reform measures that significantly increase our worldwide tax liabilities, which could materially harm our business, financial condition and results of operations.

We operate in the highly-regulated pharmaceutical industry.

Our research, development, preclinical and clinical trial activities, as well as the manufacture and marketing of any products that we have developed or in the future may successfully develop, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies abroad.

In order to conduct clinical trials to obtain FDA approval to commercialize any drug or biological product candidate, an investigational new drug, or IND, application must first be submitted to the FDA and must become effective before clinical trials may begin. Subsequently, if the product candidate is regulated as a drug, a new drug application, or NDA, must be submitted to the FDA and approved before commercial marketing may begin. The NDA must include the results of adequate and well-controlled clinical trials demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication. If the product candidate, such as an antibody, is regulated as a biologic, a biologic license application, or BLA, must be submitted and approved before commercial marketing may begin. Extensive submissions of preclinical and clinical trial data are required to demonstrate the safety, potency and purity for each intended use. The FDA may refuse to accept our regulatory submissions for filing if they are incomplete. For example, in August 2017, we received a “Refuse to File,” or RTF, letter from the FDA regarding the NDA we had submitted in June 2017 for Inbrija (levodopa inhalation powder), to treat symptoms of OFF periods in people with Parkinson's disease taking a carbidopa/levodopa regimen. The FDA specified two reasons for the RTF: first, the date when the manufacturing site would be ready for inspection, and second, a question regarding the submission of the drug master production record. The FDA also requested that we submit additional information when we resubmit the NDA, though this was not part of the basis for the RTF. We resubmitted the Inbrija NDA in December 2017. On February 20, 2018, we announced that the resubmitted NDA was accepted for filing by the FDA, and that under the Prescription Drug User Fee Act, or PDUFA, the FDA has set a target date of October 5, 2018. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or BLA to the FDA, and even fewer are approved for commercialization.

The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain. Any regulatory approvals may be for fewer or narrower indications than we request, may include distribution restrictions, or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we institute and follow a special risk evaluation and mitigation strategy, or REMS, to monitor and manage potential safety issues, all of which may eliminate or reduce the drug's market potential. Additional adverse events that could impact commercial success, or even continued regulatory approval, might emerge with more extensive post-approval patient use. Investigational products, such as Inbrija, are regulated as combination products and require that we satisfy FDA that both the drug and device component of the products satisfy FDA requirements. Failure to satisfy the FDA’s requirements for either the drug or device component of Inbrija or other such combination products could delay approval of these products or result in these products not receiving FDA approval.

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

We have no manufacturing capabilities for our products or product candidates other than our Chelsea, Massachusetts facility used to manufacture Inbrija (levodopa inhalation powder) and other ARCUS inhaled therapy product candidates, and we are dependent upon Alkermes and other third-parties to supply the materials for, and to manufacture, Ampyra and our other commercial product and products in development.

We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of Ampyra or our other commercial product other than our Chelsea, Massachusetts facility used to manufacture Inbrija and other ARCUS product candidates. We rely and expect to continue to rely on third parties for the production and packaging of our commercial products, the active pharmaceutical ingredient, or API, in those products, the inactive ingredients in those products, the finished dosage forms of our products, and where relevant any medical devices that are part of our commercial products. We similarly rely and expect to continue to rely on third parties for the supply of materials for our research and development activities, particularly clinical trials. In addition, due to the unique manner in which our products are manufactured, in many cases we rely on single source providers for our commercial and investigational products, or components of those products. This dependence on others may harm our ability to develop and commercialize our products on a timely and competitive basis. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

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

The manufacturing facilities used to produce our products, including those of our third-party manufacturers and suppliers, must comply with cGMPs and will likely have to pass a pre-approval FDA inspection. Third-party manufacturers and suppliers are also subject to periodic FDA inspection for cGMP compliance. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our products or product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters, injunctions, facility shut-downs, product seizures, loss of operating licenses, and other civil and criminal penalties. Based on the severity of the regulatory action, our clinical or commercial supplies could be interrupted or limited, which could have a material adverse effect on our business. In some cases, these third-party manufacturers may also be subject to GMP inspections by foreign regulatory authorities. Failure to pass such inspections by foreign regulatory authorities could impede our ability to manufacture product needed for clinical trials or impede our ability to secure product approvals.

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

We rely on Alkermes to supply us with our requirements for Ampyra. Under our supply agreement with Alkermes, we are obligated to purchase at least 75% of our yearly supply of Ampyra from Alkermes, and we are required to make compensatory payments if we do not purchase 100% of our requirements from Alkermes, subject to specified exceptions. We and Alkermes have agreed that we may purchase up to 25% of our annual requirements from Patheon, a mutually agreed-upon second manufacturing source, with compensatory payment. We and Alkermes also rely on two third-party manufacturers, Regis Technologies, Inc. and CU Chemie Uetikon (GmbH), to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra. If these companies experience any disruption in their operations, a delay or interruption in the supply of our Ampyra product could result until the problem is solved or we locate another source of supply.

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

We similarly rely on other third parties for the manufacture of Qutenza. Also, we intend to rely on third-party manufacturers to make the inhaler and to supply the API in Inbrija, and any failure by a third-party manufacturer or supplier may delay or impair our ability to complete clinical trials or commercialize Inbrija. We have manufactured the capsules containing formulated levodopa, or L-dopa, for our preclinical studies, Phase 1 clinical trials, Phase 2 clinical trials, and Phase 3 clinical trials of Inbrija in our own manufacturing facility. We have relied, and we expect to continue to rely, on third-party plastic molding manufacturers for production of our Inbrija inhalers and third-party suppliers of L-dopa, the API in Inbrija. Our reliance on third parties for the manufacture of inhalers increases the risk that we will not have sufficient quantities of our inhalers or will not be able to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. If our third-party plastic molding manufacturer fails to supply the inhalers and we need to enter into alternative arrangements with a different supplier, it could delay our product development activities, as we would have to revalidate the molding and assembly processes pursuant to FDA requirements. If this failure of supply were to occur after we received approval for and commenced commercialization of Inbrija, we might be unable to meet the demand for this product and our business could be adversely affected. Similarly, we do not purchase the API for Inbrija under a supply contract and there is a risk that we will not have sufficient quantities of the API at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

If we are unable to use our Chelsea manufacturing facility for any reason, we would be unable to manufacture clinical supply of Inbrija (levodopa inhalation powder) and, if this product is approved, commercial quantities of Inbrija or other ARCUS inhaled therapeutic candidates for a substantial amount of time, which would harm our business.

We currently manufacture all clinical supply of Inbrija at our Chelsea, Massachusetts manufacturing facility that we occupy under a lease that expires in December 2025, which we may extend for up to ten years. We intend to manufacture all commercial supplies of Inbrija, if approved for commercial sale, as well as supplies of all additional ARCUS inhaled therapeutic candidates that we may develop, in this manufacturing facility. However, our Chelsea manufacturing facility has not been inspected by the FDA. Prior to commercialization of Inbrija, the FDA will likely conduct a pre-approval inspection. If, during this inspection, the FDA determines that the systems or facility do not meet FDA current good manufacturing practices, or cGMP, requirements, the FDA may not grant marketing approval for our product. If we obtain approval from the FDA for Inbrija, we anticipate the need to expand our manufacturing operations at the Chelsea facility after product launch to meet demand depending on the timing and extent of sales growth.

Furthermore, if we were to lose the use of our facility or equipment, our manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead time and substantial additional funds. Our facility may be affected by natural disasters, such as floods or fire, or we may lose the use of our facility due to manufacturing issues that arise at our facility, such as contamination or regulatory concerns following a regulatory inspection of our facility. We do not currently have back-up capacity and there is only limited third-party manufacturing capacity that would be available to manufacture Inbrija or other ARCUS inhaled therapeutic products or product candidates. In the event of a loss of the use of all or a portion of our facility or equipment for the reasons stated above or any other reason, we would be unable to manufacture Inbrija or any other ARCUS inhaled therapeutic products or product candidates until such time as our facility could be repaired, rebuilt or we are able to address other manufacturing issues at our facility. Any such interruptions in our ability to manufacture these products or product candidates would harm our business.

Expanding our Chelsea manufacturing capacity will be costly and involves numerous risks, and if Inbrija receives FDA approval, our efforts to commercialize the product could be harmed if we cannot complete expansion of the facility in a timely manner.

If Inbrija receives FDA approval, we anticipate the need to expand our manufacturing capacity at the Chelsea facility after product launch to meet demand depending on the timing and extent of sales growth. The ARCUS dry powder aerosol particles are generated by applying our proprietary and multi-step spray drying process to active pharmaceutical ingredient. The application of spray drying in the pharmaceutical industry is highly specialized, and the process of manufacturing ARCUS particles requires significant expertise in dry powder manufacture and handling and capsule filling. Expanding our manufacturing capacity will require substantial additional expenditures and various regulatory approvals and permits. Further, we may need to hire and train additional employees and managerial personnel to staff our expanding manufacturing operations. Manufacturing scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology. Our expanded Chelsea facility will have to continue to comply with cGMP requirements, as described above in these risk factors, as well as other applicable environmental, safety, and other governmental permitting requirements. These challenges could delay or prevent us from successfully expanding our Chelsea manufacturing capacity, which would adversely harm our ability to commercialize Inbrija.

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

Each of our products is approved with specific indications and other conditions of use that inform our ability to promote our products. For example, Ampyra is indicated “to improve walking in adult patients with multiple sclerosis (MS). This was demonstrated by an increase in walking speed.” The approved labeling also contains other limitations on use and warnings and precautions, the most common adverse reactions, and contraindications for risks. If potential purchasers or those influencing purchasing or prescribing decisions, such as physicians and pharmacists or third party payers, react negatively to Ampyra or other products because of their perception of the limitations or safety risks in the approved product labeling, it may result in lower product acceptance and lower product revenues.

We face significant risks if we promote our drugs “off-label,” i.e., for uses other than those that the FDA has approved for our products. Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Similar rules apply in many countries outside the U.S. Off-label uses are common across medical specialties. Although the FDA does not regulate a physician’s choice of treatments, it traditionally has prohibited companies from promoting their drugs for off-label uses. Several federal court cases, based on First Amendment principles, have called into question the FDA’s ability to enforce against companies solely on the basis of truthful and non-misleading off-label promotion of their drugs. It is unclear, however, how the courts ultimately will resolve this issue or how the FDA’s policies may (or may not) change in light of developing case law. Furthermore, off-label promotion of our products could violate advertising and promotion requirements such as the prohibition against false or misleading advertising and/or labeling, or the requirement that approved labeling bear “adequate directions” for all of the product’s “intended uses.” Accordingly, we potentially face significant risk of enforcement should we promote Ampyra, Inbrija (levodopa inhalation powder) (if approved), or any other products in the U.S. for any uses that are not consistent with the products’ approved labeling. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations regulating promotion of approved drugs as well as the promotion of products for which marketing approval has not been obtained. A company that is found to have violated these requirements may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

The identification of new side effects from Ampyra or any other marketed drug products, or side effects from those products that are more frequent or severe than in the past, would harm our business and could lead to a significant decrease in sales or to the FDA’s withdrawal of marketing approval.

Based on our clinical trials, the side effects of Ampyra include, among others, seizures, urinary tract infection, trouble sleeping (insomnia), dizziness, headache, nausea, weakness, back pain, and problems with balance. Since becoming commercially available in 2010, Ampyra has been used in a wider population than in clinical studies. Some patients exposed to Ampyra have reportedly experienced serious adverse side effects, including seizures. In July 2012, the FDA issued a safety communication relating to seizures based on post-marketing data from March 2010 through March 2011, which resulted in FDA safety updates and related changes to the Ampyra product labeling. We constantly monitor adverse event reports for signals regarding potential additional adverse events, which could drive further label changes, such as a September 2012 label change relating to reports of anaphylactic reactions, an October 2016 label change adding vomiting as a side effect of Ampyra, and a September 2017 label change adding information about a drug-drug interaction between Ampyra and Organic Cation Transporters (OCT2) such as cimetidine.

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

The above occurrences could impair our business by harming or possibly preventing sales of Ampyra, causing sales to fall below projections, and increasing our expenses. We will face similar risks with respect to Inbrija (levodopa inhalation powder), if we receive approval for and commercialize that product, and with respect to any other marketed products.

Regulatory approval of our products could be withdrawn and our business could be harmed if we fail to comply with safety and adverse event monitoring, documentation, investigation and reporting requirements.

Under FDA regulations, we are required to monitor the safety of Ampyra and inform healthcare professionals about the risks of drug-associated seizures with Ampyra. We are required to document and investigate reports of adverse events, and to report them to the FDA in accordance with regulatory timelines based on their severity and expectedness. These requirements are applicable to all marketed drug products and will be applicable to Inbrija (levodopa inhalation powder), if approved. Failure to make timely safety reports and to establish and maintain related records could result in FDA withdrawal of marketing authorization or other regulatory action, civil actions against us, or criminal penalties, any of which could harm our business. If the specialty pharmacies that we rely upon to sell Ampyra in the U.S. or our marketing partners or collaborators fail timely to report adverse events and product complaints to us, or if we do not meet the requirements for safety reporting, our business may be harmed.

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

Also, the Federal Food, Drug & Cosmetic Act requires that trading partners such as our manufacturers, repackagers, wholesale distributors, and dispensers, take certain actions upon determining that a product in their possession or control is suspected to be: counterfeit; diverted; stolen; intentionally adulterated such that the product would result in serious adverse health consequences or death to humans; is the subject of a fraudulent transaction; or appears otherwise unfit for distribution such that the product would be reasonably likely to result in serious adverse health consequences to humans. The suspect product is required to be quarantined while an investigation is promptly conducted to determine whether the product meets any of the above criteria. Once a product is determined to meet any of the above-listed criteria, it will be deemed an illegitimate product. Upon such a determination, the FDA and all trading partners in the supply chain must be notified within 24 hours. The notification and quarantine of product during an investigation could impact product availability for commercial distribution and harm our business.

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

A specialty pharmacy is a pharmacy that specializes in the dispensing of injectable, infused or certain other medications typically for complex or chronic conditions, which often require a high level of patient education and ongoing management. Specialty pharmacies are commonly used to dispense MS drugs, many of which are injectable. The use of specialty pharmacies involves risks, including, but not limited to, risks that these specialty pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using Ampyra, Ampyra adverse events, or Ampyra product complaints;
•	not effectively dispense or support Ampyra;
•	reduce their efforts or discontinue dispensing or supporting Ampyra;
•	not devote the resources necessary to dispense Ampyra in the volumes and within the time frames that we expect;
•	be unable to satisfy financial obligations to us or others;
•	not have the required licenses to distribute drugs; or cease operations.

We are dependent on our existing collaborations, and may need additional collaborations, to commercialize products outside of the U.S.

We have not yet developed the capabilities to commercialize products outside of the U.S. Pursuant to our Collaboration Agreement with Biogen, entered into in June 2009, we granted Biogen an exclusive license to develop and commercialize Ampyra and other products containing aminopyridines in all territories outside the U.S. We may enter into additional collaborations with third parties to develop and commercialize some of our product candidates in the future. For example, we expect that we will need to enter into collaborations to commercialize Inbrija (levodopa inhalation powder) outside of the U.S., if it receives marketing approval in any jurisdictions outside of the U.S., and similarly would need to rely on collaborations for commercializing any other potential products outside of the U.S. We cannot provide any assurance that we will be able to identify suitable collaboration partners for Inbrija or other potential products, or that we will be able to enter into collaboration agreements with proposed partners on commercially reasonable terms or at all. Our inability to identify collaboration partners or enter into collaborations could harm or delay our efforts to commercialize Inbrija or other potential products outside of the U.S.

Our dependence on Biogen for the development and commercialization of Ampyra outside the U.S., and our dependence on future collaborators for development and commercialization of additional product candidates outside the U.S., is and will subject us to a number of risks, including:

•	we may not be able to control the amount and timing of resources that our collaborators devote to the development or commercialization of product candidates or to their marketing and distribution;
•	collaborators may fail to comply with laws and regulations applicable to the development, or commercialization of products or product candidates;
•	collaborators may not be successful in their efforts to obtain or maintain regulatory approvals or adequate product reimbursement in a timely manner, or at all, as discussed further in these risk factors;
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

We do not currently receive any royalties from Biogen for sales of Fampyra, and we cannot predict whether and when we will receive additional Fampyra royalties.

Under the terms of our Fampyra royalty monetization transaction with HealthCare Royalty Partners, we will not receive royalties from the sale of Fampyra until they receive an agreed upon threshold of royalties. After this threshold is met, if ever, we will continue to receive Fampyra royalty revenue under the terms of our collaboration agreement with Biogen. However, we cannot predict whether and when that threshold will be met, as this will depend on Biogen’s ability to commercialize Fampyra, which in turn will depend on factors such as Biogen’s ability to obtain and maintain regulatory approvals and obtaining adequate third-party reimbursement as described further in these risk factors.

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

Our future success depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to and through clinical trials. We have research and development programs that are early-stage and either have not advanced to clinical trials or are only in Phase 1 trials. These early-stage product candidates in particular will require significant development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized, if at all.

Our research and development programs may not lead to commercially viable products for several reasons, and are subject to the risks and uncertainties associated with drug development described elsewhere in these risk factors. For example, we may fail to identify promising product candidates, our product candidates may fail to be safe and effective in preclinical tests or clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. In addition, because we have limited resources, we are focusing on product candidates that we believe are the most promising. As a result, we may delay or discontinue particular development programs, and we may instead pursue other product candidates. For example, in November 2017 we discontinued our clinical development program for tozadenant, an investigational drug we had been developing for the reduction of OFF time in Parkinson’s disease patients. We made this decision based on new information obtained from our Phase 3 clinical trials related to agranulocytosis and associated serious adverse events. We have no current plans to restart the tozadenant clinical development program. From time to time, we may establish and announce certain development goals for our product candidates and programs, including, for example, development goals for our product candidates and programs set forth in this report. However, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. If we are unsuccessful in advancing our research and development programs into clinical testing or in obtaining regulatory approval, our long-term business prospects will be harmed.

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

We do not have the ability to conduct all aspects of our preclinical or non-clinical testing or clinical trials ourselves. We rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with preclinical and non-clinical testing and clinical trials. Additionally, we have historically conducted clinical trials in the U.S. and Canada, and more recently we have conducted clinical trial activities into other jurisdictions, particularly Europe. Because we have limited experience conducting clinical trials outside the U.S. and Canada, we place even greater reliance on third-party contract research organizations to manage, monitor and carry out clinical trials in these other jurisdictions. The failure of any of these parties to perform in an acceptable and timely manner in the future, including in accordance with any applicable U.S. or foreign regulatory requirements, such as good clinical and laboratory practices, or preclinical testing or clinical trial protocols, could cause a delay or other adverse effect on our preclinical or non-clinical testing or clinical trials and ultimately on the timely advancement of our research and development programs. Similarly, we rely on medical centers to conduct our clinical trials, and if they fail to comply with applicable regulatory requirements or clinical trial protocols, our research and development programs could be harmed.

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate false claims laws or fail to comply with our reporting and payment obligations under the Medicaid drug rebate program or other governmental pricing programs, or other applicable legal requirements, we may be subject to civil or criminal penalties or additional reimbursement requirements and sanctions, which could harm our business, financial condition, results of operations and growth prospects.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. By statute, a violation of the federal antikickback statute may serve as the basis for a false claim under the false claims act. Numerous pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing kickbacks, such as free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

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

Under the federal Sunshine Act, pharmaceutical manufacturers are required to collect information on payments or other transfers of value made to “covered recipients,” which are defined as physicians and teaching hospitals. The collected information has to be disclosed in annual reports that are placed on a public database. Similarly, pharmaceutical manufacturers are also required to annually report samples of prescription drugs requested by and distributed to healthcare providers. The law does not state whether these disclosures regarding samples will be made publicly available, and the FDA has not provided any guidance. If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.

We participate in the federal Medicaid drug rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid drug rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. Federal law requires that any company that participates in the Medicaid drug rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge. The minimum basic Medicaid rebate for branded prescription drugs is 23.1%, and pharmaceutical manufacturers must pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees. In addition, manufacturers must pay an additional Medicaid rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products.

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

Pharmaceutical companies have been prosecuted under federal and state false claims laws for manipulating information submitted to the Medicaid drug rebate program or for knowingly submitting or using allegedly inaccurate pricing information in connection with federal pricing and discount programs.

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

Under the Affordable Care Act (ACA), drug manufacturers are required to provide a 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” In addition, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription drug products. The fee (which is not deductible for federal income tax purposes) is based on the manufacturer’s market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs.

Also, Qutenza differs from Ampyra because it may be administered only by a healthcare professional. For this reason, it is treated as a “buy-and-bill” product by most payers, including Medicare, most Medicaid programs, and private payers. Buy-and-bill products must be purchased by healthcare providers before they can be administered to patients. Under the buy-and-bill model, healthcare providers subsequently bill the product to the patient’s insurer, which may be a government healthcare program or private health plan. Purchasers of buy-and-bill products that are administered to Medicare patients are reimbursed under that program’s Average Sales Price, or ASP, payment model. Because reimbursement for these patients is based on ASP and not the healthcare provider’s actual purchase price for the prescription drug, the reimbursement often differs somewhat from the actual price paid by the healthcare provider. Acorda does not sell Qutenza directly to healthcare providers, but rather, healthcare providers purchase this drug from a specialty distributor, who in turn acquires the product from us.

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

The U.S. President and the majority party in both Houses of the U.S. Congress have indicated their desire to repeal the Affordable Care Act. It is unclear whether, when and how that repeal will be effectuated and what the effect on the healthcare sector will be. In addition to the potential repeal of the Affordable Care Act, there are indications that the Medicaid program may be restructured, which could lead to revisions in Medicaid coverage for prescription drugs. The outlook for the healthcare sector is unclear, and we are unable to predict the future course of federal or state healthcare legislation and regulations. Changes in the law or regulatory framework that reduce our revenues or increase our costs could also harm our business, financial condition and results of operations and cash flows.

Our existing or potential products may not be commercially viable if we fail to obtain or maintain an adequate level of reimbursement for these products by Medicaid, Medicare or other third-party payers.

Our ability to maintain and increase sales and profitability will depend in part on third-party payers, such as government or government-sponsored health administrative authorities, including Medicaid and Medicare Parts B and D, private health insurers and other such organizations, agreeing to reimburse patients for the cost of our products. Significant uncertainty exists as to the reimbursement status of newly approved drug products. Third-party payers are increasingly challenging the pricing of medical products and services and their reimbursement practices may affect the price levels for Ampyra or potential products such as Inbrija (levodopa inhalation powder) if it receives marketing approval. Our business could be materially harmed if the Medicaid program, Medicare program or other third-party payers were to deny reimbursement for our products or provide reimbursement only on unfavorable terms. Our business could also be harmed if the Medicaid program, Medicare program or other reimbursing bodies or payers limit the indications for which our products will be reimbursed to a smaller set of indications than we believe is appropriate or limit the circumstances under which our products will be reimbursed to a smaller set of circumstances than we believe is appropriate.

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

In response to the downturn in global economic conditions in recent years, governments in a number of international markets have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. This includes Germany and other countries in the EU, where Biogen has obtained regulatory approval for Fampyra. The measures vary by country and include, among other things, mandatory rebates and discounts, reimbursement limitations and reference pricing, price reductions and suspensions on pricing increases on pharmaceuticals. These measures may negatively impact net revenue from Biogen’s sales of Fampyra and therefore both the timing of when, if ever, we receive any further royalty revenue from Biogen under the terms of our Fampyra royalty monetization transaction with HealthCare Royalty Partners, and the amount of the royalty we would then receive from Biogen. Furthermore, the adverse financial impact of these measures in any particular country, in addition to related reimbursement or regulatory constraints, could prevent the commercial launch or continued commercialization of Fampyra in that country.

If Inbrija (levodopa inhalation powder) receives marketing approval, the factors described above could prevent or harm the commercial launch of that product in the EU.

If our competitors develop and market products that are more effective, safer or more convenient than our approved products, or obtain marketing approval before we obtain approval of future products, our commercial opportunity will be reduced or eliminated.

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Many biotechnology and pharmaceutical companies, as well as academic laboratories, are involved in research and/or product development for various neurological conditions, including Parkinson’s disease, or PD, and multiple sclerosis, or MS.

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

Ampyra. In addition to the potential introduction of generic versions of Ampyra after July 30, 2018, further described below, we are aware of other companies developing products that may compete with Ampyra. These include Adamas Pharmaceuticals, Inc., which is developing ADS-5102 (amantadine hydrochloride) for patients with MS who have walking impairment, and Catalyst Pharmaceuticals, Inc., which is developing a 3,4-diaminopyridine product, licensed from Biomarin. Furthermore, several companies are engaged in developing products that include novel immune system approaches and cell therapy approaches to remyelination for the treatment of people with MS. These programs are in early stages of development and may compete in the future with Ampyra or some of our product candidates. In addition, in certain circumstances, pharmacists are not prohibited from formulating certain drug compounds to fill prescriptions on an individual patient basis, which is referred to as compounding. We are aware that at present compounded dalfampridine is used by some people with MS and it is possible that some people will want to continue to use compounded formulations even though Ampyra is commercially available.

Ampyra could become subject to competition from generic drug manufacturers. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, depending on the outcome of appeal of the District Court’s decision. The defendant generic drug manufacturers have appealed the District Court’s decision upholding the patent that expires in July 2018, and we have appealed the ruling on the four invalidated patents. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. Our litigation with these generic drug manufacturers is described in further detail in Part I, Item 3 of this report. We will need to continue devoting significant resources to this litigation, and we can provide no assurance concerning its duration or outcome.

Inbrija (levodopa inhalation powder). If approved for the treatment of OFF periods, (re-emergence of symptoms) Inbrija would compete against on-demand therapies that aim to specifically address Parkinson’s disease symptoms. Apokyn, an injectable formulation of apomorphine, is approved for the treatment of OFF periods. Apokyn was approved for this use in the U.S. in 2004 and in Europe in 1993. Also, Sunovion Pharmaceuticals Inc. is developing a sublingual, or under the tongue, formulation of apomorphine. This program is in Phase 3 clinical development and could potentially be commercially launched ahead of Inbrija. In January 2018, Sunovion announced positive topline results from their pivotal Phase 3 study, which will be used in support of their submission of a New Drug Application expected in spring 2018.

The standard of care for the treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and the amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s disease progresses. Inbrija may face competition from therapies that can limit the occurrence of OFF periods. Approaches to achieve consistent levodopa plasma concentrations include new formulations of carbidopa/levodopa, such as extended-release and intestinal infusions, and therapies that prolong the effect of levodopa. Impax Laboratories has received FDA approval for RYTARY, an extended-release formulation of oral carbidopa/levodopa, and extended release formulations of oral and patch carbidopa/levodopa are being developed by others including Impax Depomed Inc., Intec Pharma and NeuroDerm Ltd. Also, Abbvie Inc. has developed a continuous administration of a gel-containing levodopa through a tube that is surgically implanted into the intestine. This therapy, known as Duopa, has been approved by the FDA and is approved in the EU.

One or more of our competitors may utilize their expertise in pulmonary delivery of drugs to develop and obtain approval for pulmonary delivery products that may compete with Inbrija and any other of our other ARCUS drug delivery technology product candidates. These competitors may include smaller companies such as Alexza Pharmaceuticals, Inc., MannKind Corporation, Pulmatrix, Inc. and Vectura Group plc and larger companies such as Allergan, Inc., GlaxoSmithKline plc and Novartis AG. If approved, our product candidates may face competition in the target commercial areas.

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

If the use or misuse of Ampyra, Qutenza, or any other approved products we may sell in the future (including for example Inbrija, if it receives approval) harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payers or others. The use of our product candidates in clinical trials could also expose us to product liability claims. We currently maintain a product liability insurance policy that includes coverage for our marketed products as well as for our clinical trials. The total insurance limit is $50 million per claim, and the aggregate amount of claims under the policy is also capped at $50 million. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently have may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

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

As of December, 2017, we had approximately $307.1 million in cash and cash equivalents. We have product candidates in various stages of development, and each will require significant further investment to develop, test and obtain regulatory approval prior to commercialization. In connection with our corporate restructuring announced in 2017, we are focusing our resources on Inbrija (levodopa inhalation powder) and other strategic priorities. While we believe that the cost savings from the restructuring and subsequent operating expense reductions, as well as the cost savings from the discontinuation of our tozadenant program, will enable us to fund operations through the commercial launch of Inbrija, if approved by the FDA, there can be no guarantee that we will have sufficient funding to do so. In particular, if there are delays in the approval of Inbrija or a greater than expected decline in sales of Ampyra, we may need to seek additional equity or debt financing or strategic collaborations to complete our product development activities, and could require substantial funding to commercialize any products that we successfully develop. We may not be able to raise additional capital on favorable terms or at all.

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

Our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with our scientific and medical network. We are highly dependent on the services of Dr. Ron Cohen, our President and Chief Executive Officer, as well as the other principal members of our management and scientific staff. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. We do not maintain "key man" life insurance policies on the lives of our officers, directors or employees. The loss of one or more of our key employees, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan. In addition, the discontinuation of our tozadenant program, the United States District Court for the District of Delaware’s decision to invalidate certain Ampyra patents and our 2017 reduction in force may impede our ability to attract and retain highly qualified personnel.

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

We may be the subject of litigation, which, if adversely determined, could harm our business and operating results.

From time to time, we may be subject to a variety of claims and lawsuits. For example, and as described more fully in “Item 3. Legal Proceedings,” of Part I of this report, we are engaged in responding to a class action lawsuit that was filed in the United States District Court for the Southern District of New York. The costs of defending any litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows, even if we ultimately win the litigation. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse effect on our business, operating results, financial condition and cash flows.

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

We have patent portfolios relating to Ampyra/aminopyridines, Inbrija (levodopa inhalation powder), CVT-427 and our ARCUS drug delivery technology, SYN120, BTT1023, cimaglermin alfa/neuregulins, remyelinating antibodies/antibodies relating to nervous system disorders, Qutenza and NP-1998/topical capsaicin formulations, comprised of both our own and in-licensed patents and patent applications. For some of our proprietary technologies, for example our ARCUS drug delivery technology, we rely on a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property rights. Our intellectual property also includes copyrights and a portfolio of trademarks.

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

For example, in 2014 and 2015, ten generic drug manufacturers filed Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA. Since 2015, we reached settlement agreements with seven of the generic companies. In filing these ANDAs for Ampyra, the generic drug manufacturers challenged all of the Orange Book-listed patents that protect the Ampyra franchise. As such, to protect our intellectual property rights we filed lawsuits against the ANDA filers, which were consolidated into a single case, asserting the challenged Orange Book-listed patents against these generic drug manufacturers. A bench trial against four generic companies was conducted in September 2016 (we have since reached a settlement agreement with one of those four companies). In March 2017, the United States District Court for the District of Delaware rendered a decision in the lawsuit upholding our Orange Book-listed patent for Ampyra set to expire on July 30, 2018, but invalidated our four other Orange Book-listed patents set to expire between 2025 and 2027. We appealed the ruling on these four patents, and we expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. If we are not successful in overturning the ruling, which could include reversal or a remand by the appeals court back to the District Court, then Ampyra will not have patent protection after July 30, 2018. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief. Also, the defendant ANDA filers appealed the District Court’s decision upholding the patent set to expire in July 2018. In April 2017, we received a Paragraph IV Certification Notice from an additional drug manufacturer, advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. In response to the filing of the ANDA, in May 2017, we filed a lawsuit in the U.S. District Court for the District of New Jersey, asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685. In January 2018, we reached a settlement agreement with the additional drug manufacturer.

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

Patent litigation, IPR proceedings, and other legal proceedings involve complex legal and factual questions. We need to devote significant resources to the existing ANDA and IPR legal proceedings, and we may need to devote significant resources to other legal proceedings that arise in the future. If we are not successful, we could lose some or all of our Orange Book listed patents and our business could be materially harmed. We can provide no assurance concerning the duration or the outcome of any such lawsuits and legal proceedings.

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

There is an increasing trend across multiple jurisdictions, including the United States and the EU, towards requiring greater transparency, particularly in the area of clinical trial results. In many jurisdictions, including the U.S. and the EU, we are required to register most of our clinical trials as well as disclose summaries of the results of those clinical trials. Further requirements for transparency could result in the disclosure of data down to the individual patient level. In the EU, for example, the European Medicines Agency, or EMA, has since 2015 implemented a  policy on transparency of clinical trial data submitted to the agency in applications for marketing authorization. These data traditionally were regarded as confidential commercial information not subject to disclosure. According to this policy, the EMA proactively publishes anonymized clinical data submitted by pharmaceutical companies to support their regulatory applications submitted after January 1, 2015 (subject to certain company redactions agreed with the EMA during the application review process). Possible redactions include commercially confidential information, identifiable information about study participants and study staff and patient level data (i.e., line listings including patient data against individual patient codes). The EMA plans to release patient level data in the future, but needs to address some data privacy concerns before doing so. The EMA may release clinical data submitted before this date on request, subject to the company having the opportunity to make similar redactions. The precise implementation of the EMA’s policy remains in flux and subject to legal challenge. This could harm our business in a variety of ways, including for example through disclosure of our trade secret methodologies for clinical development of our products, and/or by potentially enabling competitors to use our clinical data to gain approvals for their own products in the same or other jurisdictions. Regardless of the precise details of the EMA’s policy, the trend across governments is for increased transparency, which could diminish our ability to protect our confidential commercial information.

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

We are dependent on licenses for intellectual property related to Ampyra, Qutenza, and all of our research and development programs such as our Inbrija (levodopa inhalation powder) and SYN120 development programs. Our failure to meet any of our obligations under these license agreements could result in the loss of our rights to this intellectual property. If we lose our rights under any of these license agreements, we may be unable to commercialize, or continue commercializing, a product that uses licensed intellectual property.

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

In addition, the stock markets in general, and the Nasdaq Global Market and the market for biopharmaceutical companies in particular, have recently and can in the future experience extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

Future sales of our common stock could cause our stock price to decline.

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of February 20, 2018, we had outstanding 46,913,767 shares of voting common stock. Also, options to acquire 8,813,598 shares of common stock were outstanding as of February 20, 2018, exercisable at an average exercise price of $29.53 per share, issued under our 2006 Employee Incentive Plan, our 2015 Omnibus Incentive Compensation Plan, or our 2016 Inducement Plan. Additional shares of common stock are authorized for issuance pursuant to options and other stock-based awards under our 2015 Omnibus Incentive Compensation Plan, and additional stock-based awards could be issued under our 2016 Inducement Plan. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

As of December 31, 2017, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 81% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us shares of junior preferred stock. The rights plan will expire on August 31, 2018. The preferred stock purchase rights are triggered ten business days after the date of a public announcement that a person or group acting in concert has acquired, or has obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock. The rights plan exempts any person or group owning 15% or more of the Company’s outstanding common stock when we announced the rights plan, however the exemption does not apply to additional shares acquired after the announcement. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that are not approved by our board of directors. While we believe our rights plan enables our board of directors to help ensure that our stockholders are not deprived of the opportunity to realize the full and fair value of their investments, the rights plan may inhibit a change in control of the Company by a third party in a transaction not approved by our board of directors. If a change in control is inhibited or delayed in this manner, it may adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Ardsley, New York

In June 2011, we entered into a 15-year lease for an aggregate of approximately 138,000 square feet of state-of-the art office and laboratory space in Ardsley, New York. We relocated our headquarters to this facility in July 2012. In 2014, we exercised our option to expand into an additional 25,405 square feet of office space, which we occupied in January 2015. We have options to extend the term of the lease for three additional five-year periods, and we have an option to terminate the lease after 10 years subject to payment of an early termination fee. Also, we have right of first refusal until mid-2020 to lease up to approximately 95,000 additional square feet of space in additional buildings at the same location. Our extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that we not be in default under the lease.

The Ardsley lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements being funded by the facility owner prior to our occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. Our base rent is currently $4.5 million per year, which reflects an annual 2.5% escalation factor as well as our expansion, described above.

Chelsea, Massachusetts

Through our Civitas subsidiary, we lease a manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities. The approximately 90,000 square foot facility also includes office and laboratory space. Civitas leases this facility from North River Everett Ave, LLC pursuant to a lease with a term that expires on December 31, 2025, and Civitas has two additional extension options of five years each. The base annual rent under the lease is currently $1.5 million per year, which reflects an annual 2.5% escalation factor as well as our lease of additional property next to the Chelsea, Massachusetts facility for parking and warehouse space.

Additional Facilities

In October 2016, we entered into a 10-year lease agreement commencing in January 2017 for approximately 26,000 square feet of lab and office space in Waltham, MA. We entered into this lease primarily to relocate certain personnel from our Chelsea, Massachusetts facility to enable the expansion of manufacturing operations in Chelsea. The base rent under the lease is currently $1.0 million per year.

Also, through Biotie and its U.S. subsidiary we indirectly lease office space in Turku, Finland and South San Francisco, California. We have exercised our right to terminate the Turku, Finland lease which will be effective in the second quarter of 2018, and we are evaluating our options for the South San Francisco, California office space upon our vacancy of this space, which is planned for the second quarter of 2018.

Item 3. Legal Proceedings.

Ampyra ANDA Litigation

Overview. As further described below, our Orange Book-listed patents for Ampyra are the subject of lawsuits relating to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. In 2015 and 2016, we reached settlement agreements with six of the generic companies, and in February 2017, we announced that we had reached a settlement agreement with one additional generic company. As to the remaining three generic manufacturers, in March 2017, the U.S. District Court for the District of Delaware (the “District Court”) rendered a decision from a bench trial held in September 2016. The District Court upheld our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidated our four other Orange Book-listed patents for Ampyra. We have appealed the decision on the four invalidated patents, and the non-settling generic drug manufacturers have appealed the decision upholding the patent set to expire in July 2018. As further described below, in April 2017 we received a Paragraph IV Certification Notice from an additional generic drug manufacturer, who submitted an ANDA with the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg., but we have reached a settlement with this generic drug manufacturer.

First ANDA Filers. In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis Laboratories FL, Inc. ("Actavis"), Alkem Laboratories Ltd. and its affiliate Ascend Laboratories, LLC ("Alkem"), Apotex Inc., Aurobindo Pharma Ltd. ("Aurobindo"), Mylan Pharmaceuticals, Inc., Roxane Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In response to the filing of these ANDAs, in July 2014, we filed lawsuits against these generic pharmaceutical manufacturing companies and certain affiliates in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685. Requested judicial remedies included recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange-Book listed patents expire, or any later expiration of exclusivity to which we are or become entitled. These lawsuits with the ANDA filers were consolidated into a single case. A bench trial was completed in September 2016, and the District Court issued a decision in March 2017. The District Court upheld U.S. Patent No. 5,540,938 (the ‘938 patent), which is set to expire in July 2018. The claims of the ‘938 patent relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as AMPYRA (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. The District Court invalidated U.S. Patent Nos. 8,663,685, 8,007,826, 8,440,703, and 8,354,437 which pertain to AMPYRA. In May 2017, we appealed the ruling on these patents. As a result of the District Court’s ruling, no generic version of Ampyra will be marketed in the U.S. at least until July 31, 2018, although in June 2017 the non-settling ANDA filers appealed the District Court’s decision upholding the ‘938 patent. Generic versions of Ampyra may be further delayed if the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) overturns the District Court’s decision on the four invalidated patents, which could include reversal or remand of the case back to the District Court. If the Appellate Court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal, raising important issues in conjunction with biopharmaceutical innovation. The date for oral argument will be scheduled by the appellate court, which we expect will be in the first half of 2018.

In October and December 2015, we entered into settlement agreements with Actavis and Aurobindo to resolve the patent litigation that we brought against them in the U.S. District Court for the District of Delaware, described above. As a result of the settlement agreements, Actavis and Aurobindo will be permitted to market generic versions of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances. The District Court entered an order dismissing the case against Actavis without prejudice in October 2015. As a result of the settlement agreement with Aurobindo, and upon the request of the parties, the District Court entered a Consent Order, in which it dismissed our litigation against Aurobindo in December 2015. The parties have submitted the agreements to the Federal Trade Commission and the Department of Justice, as required by federal law. In August 2016, we entered into a settlement agreement with Alkem to resolve the patent litigation that we brought against Alkem in the U.S. District Court for the District of Delaware, described above. As a result of the settlement agreement, Alkem will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances. As a result of the settlement agreement with Alkem, and upon the request of the parties, the District Court entered a Consent Order, in which it dismissed our litigation against Alkem in August of 2016. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by Federal law. In August 2016, we entered into a settlement agreement with Accord Healthcare, Inc. and Intas Pharmaceuticals Limited (collectively "Accord") to resolve the patent litigation that we brought against Accord in the U.S. District Court for the District of Delaware, described above. As a result of the settlement agreement, Accord will be permitted to market a generic version of Ampyra in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances. As a result of the settlement agreement with Accord, and upon the request of the parties, the District Court entered a Consent Order, in which it dismissed our litigation against Accord in August of 2016. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by state law. The settlements with Actavis, Aurobindo, Alkem and Accord do not resolve the patent litigation that we brought against the other ANDA filers, as described in this report.

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

In April 2017, we received a Paragraph IV Certification Notice from Micro Labs Ltd. (“Micro”) advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. Micro has challenged the validity of four of our five Orange Book-listed patents for Ampyra, and did not file against our U.S. Patent No. 5,540,938, and it also asserted that a generic version of its product does not infringe certain claims of these patents. In response to the filing of the ANDA, in May 2017 we filed a lawsuit against Micro in the U.S. District Court for the District of New Jersey, asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685. In January 2018, we entered into a settlement agreement with Micro to resolve this patent litigation. As a result of the settlement agreement, Micro will be permitted to market a generic version of Ampyra in the U.S.

at a specified date in 2026, or potentially earlier under certain circumstances. As a result of the settlement agreement, and upon the request of the parties, the U.S. District Court for the District of New Jersey entered a Dismissal Order, in which it dismissed our litigation against Micro in January 2018. The parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law. The settlement with Micro does not resolve the patent litigation that we brought against the other ANDA filers, described in this report.

We will vigorously defend our intellectual property rights.

Shareholder Litigation

On November 17, 2017, a purported class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the Southern District of New York, by Michael Hague on behalf of stockholders who purchased or otherwise acquired our common stock between April 18, 2016 through November 14, 2017, which we refer to as the purported class period. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding tozadenant, a pharmaceutical product candidate we acquired with Biotie Therapies in 2016. Specifically, the lawsuit alleges that we failed to disclose, throughout the class period, tozadenant’s safety risks and approval prospects, and also that we overstated the benefits of the Biotie Therapies acquisition. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. We believe we have valid defenses to the claims in the lawsuit, will deny liability and intend to defend ourselves vigorously. However, the outcome of litigation is inherently uncertain, and there can be no assurance that we will be successful. An adverse outcome of the lawsuit could have a material adverse effect on our business, operating results, financial condition and cash flows. The defense of this case will require management attention and resources.

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

	High	Low
Fiscal Year Ended December 31, 2017
Fourth Quarter	$29.60	$16.55
Third Quarter	$26.60	$17.95
Second Quarter	$20.48	$13.60
First Quarter	$33.00	$17.50

	High	Low
Fiscal Year Ended December 31, 2016
Fourth Quarter	$22.15	$16.40
Third Quarter	$27.62	$20.51
Second Quarter	$30.68	$23.85
First Quarter	$42.67	$24.83

Computershare is the transfer agent and registrar for our common stock. As of February 20, 2018, we had approximately 20 registered holders of record of our common stock.

Stock Price Performance Graph

The graph below matches Acorda Therapeutics, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2017.

	12/12	12/13	12/14	12/15	12/16	12/17
Acorda Therapeutics, Inc.	100.00	117.46	164.40	172.08	75.62	86.28
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

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

Issuer Purchases of Equity Securities

Acorda did not repurchase any shares of its Common Stock during the fourth quarter of 2017. Acorda has not announced any plans or programs for the repurchase of its Common Stock.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2017 are derived from our audited consolidated financial statements. This data should be read in conjunction with our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K, with the exception of 2014 and 2013 data which are included in previously filed annual reports and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Total net revenues	$588,287	$519,601	$492,660	$401,480	$336,430
Costs and expenses:
Cost of sales	135,080	107,475	92,297	79,981	66,009
Cost of milestone and license revenue	634	634	634	634	634
Research and development	166,105	203,437	149,209	73,470	53,877
Selling, general and administrative	181,619	235,437	205,630	201,813	185,545
Asset impairment	296,763	—	—	6,991	—
Changes in fair value of acquired contingent consideration	40,900	8,600	10,900	2,200	—
Total operating expenses	821,101	555,583	458,670	365,089	306,065
Operating (loss) income	(232,814)	(35,982)	33,990	36,391	30,365
Other expense:
Interest and amortization of debt discount expense	(18,664)	(16,527)	(15,472)	(9,288)	(2,170)
Interest income	136	339	440	674	668
Other (expense) income	(543)	9,902	411	232	0
Total other expense	(19,071)	(6,286)	(14,621)	(8,382)	(1,502)
(Loss) income before income taxes	(251,885)	(42,268)	19,369	28,009	28,863
Benefit from (provision) for income taxes	28,526	6,665	(8,311)	(10,337)	(12,422)
Net loss attributable to non-controlling interest	-	985	—	—	—
Net (loss) income attributable to Acorda Therapeutics, Inc.	(223,359)	$(34,618)	$11,058	$17,672	$16,441
Net (loss) income per share —basic	$(4.86)	$(0.76)	$0.26	$0.43	$0.41
Net (loss) income per share —diluted	$(4.86)	$(0.76)	$0.25	$0.42	$0.39
Weighted average shares of common stock outstanding used in computing net (loss) income per share —basic	45,999	45,259	42,230	41,150	40,208
Weighted average shares of common stock outstanding used in computing net (loss) income per share —diluted	45,999	45,259	43,621	42,544	41,682

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$307,068	$158,537	$353,305	$307,618	$367,227
Working capital	297,738	124,756	360,725	276,335	251,376
Total assets	1,197,969	1,342,335	1,111,294	1,059,224	607,127
Long-term liabilities	534,023	530,223	417,675	404,586	70,131
Accumulated deficit	(455,108)	(243,970)	(209,352)	(220,410)	(238,082)
Long term debt	334,475	324,030	291,527	284,042	3,228
Total stockholders’ equity	519,987	664,211	603,025	540,255	440,353

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

Background

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market two FDA-approved therapies, including Ampyra (dalfampridine) Extended Release Tablets, 10 mg, a treatment to improve walking in adult patients with multiple sclerosis, or MS, as demonstrated by an increase in walking speed. We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson’s disease and MS.

We currently derive substantially all our revenue from the sale of Ampyra. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent set to expire on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we expect to maintain patent exclusivity with respect to Ampyra at least through July 30, 2018, depending on the outcome of appeal of the District Court’s decision. The defendant generic drug manufacturers have appealed the District Court’s decision upholding the patent that expires in July 2018, and we have appealed the ruling on the four invalidated patents. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. The date for oral argument will be scheduled by the appellate court, which we expect will be in the first half of 2018.

We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief. In April 2017, following the District Court’s decision, we implemented a corporate restructuring to reduce our cost structure and focus our resources on our most important and valuable initiatives, including our Inbrija (levodopa inhalation powder) development program and maximizing Ampyra value. As part of this restructuring, we reduced headcount by approximately 20%. The majority of the reduction was completed in April 2017.

Inbrija, our most advanced development program, is a self-administered, inhaled formulation of levodopa, or L-dopa, being investigated for the treatment of OFF periods in people with Parkinson’s disease who are taking a carbidopa/levodopa regimen. Inbrija is based on our proprietary ARCUS platform, a dry-powder pulmonary drug delivery technology that we believe has potential applications in multiple disease areas. We announced positive Phase 3 efficacy and safety data for this program in 2017. In June 2017, we submitted a New Drug Application, or NDA, for Inbrija to the FDA. In August 2017, we announced that we received a Refusal to File, or RTF, letter from the FDA regarding the Inbrija NDA. Upon its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. The FDA specified two reasons for the RTF: first, the date when the manufacturing site would be ready for inspection; and second, a question regarding the submission of the drug master production record. The FDA also requested additional information at resubmission, which was not part of the basis for the RTF. We resubmitted the NDA in December 2017. The resubmission addressed the two issues raised in the RTF and included all additional information requested by the FDA in the RTF. On February 20, 2018, we announced that the resubmitted NDA was accepted for filing by the FDA, and that under the Prescription Drug User Fee Act, or PDUFA, the FDA has set a target date of October 5, 2018. Our commercial preparations for the launch of Inbrija continue. We are projecting that, if approved, annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million. We expect to file a Marketing Authorization Application, or MAA, with the European Medicines Agency in the first quarter of 2018. We are in discussions with potential partners regarding Inbrija outside of the U.S.

In November 2017, we discontinued our clinical development program for tozadenant, an investigational treatment for reduction of OFF time in people with Parkinson’s that we acquired with our 2016 acquisition of Biotie Therapies. We made this decision based on new information obtained from our Phase 3 clinical trials related to agranulocytosis and associated serious adverse events.

In November 2017, we completed a $40 million Fampyra royalty monetization with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive Fampyra royalties payable to us by Biogen, up to an agreed upon threshold of royalties. After this threshold is met, if ever, we will continue to receive Fampyra royalty revenue from Biogen until this revenue stream ends. The transaction does not include potential future milestones to be paid by Biogen. In November 2017, we also completed a $13 million Selincro royalty monetization with Lundbeck. In exchange for the payment from Lundbeck, we agreed to amend the Selincro license with Lundbeck to eliminate future royalty and milestone obligations on sales of Selincro outside of the U.S. Also, we sold our Zanaflex franchise for $4 million.

As of December 31, 2017, we had cash and cash equivalents of approximately $307.1 million and we are projecting a 2018 year-end cash balance in excess of $300 million. We have $345 million of convertible senior notes due in 2021 with a conversion price of $42.56. We believe that operating expense reductions from the restructuring, as well as additional expense reductions due to termination of the tozadenant development program, will enable us to fund operations through launch of Inbrija in the U.S., pending approval from the FDA. Importantly, we have kept our commercial team intact despite the restructuring. We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our commercial launch of Inbrija in the U.S., if approved, will benefit from the experiences and capabilities of this team.

Ampyra

General

Ampyra was approved by the FDA in January 2010 to improve walking in adults with MS. To our knowledge, Ampyra is the first and only drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra was made commercially available in the United States in March 2010. Net revenue for Ampyra was $543.3 million for the year ended December 31, 2017 and $492.8 million for the year ended December 31, 2016.

Since the March 2010 launch of Ampyra, approximately 130,000 people with MS in the U.S. have tried Ampyra. We believe that Ampyra is increasingly considered by many physicians a standard of care to improve walking in adults with MS. Eight years after approval, Ampyra continues to grow, reflecting the continued unmet medical need among adults with MS for a treatment to improve walking. As of December 31, 2017, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends. These refill rates exclude patients who started Ampyra through our 60-day free trial program. Our 60-day free trial program which provides eligible patients with two months of Ampyra at no cost. During 2017, on average, approximately 80% of new Ampyra patients enrolled in 60-day free trial. The program is in its seventh year, and data show that 60-day free trial participants have higher compliance and persistency rates over time compared to patients not in the program. Approximately 50% of patients who initiate therapy with the 60-day free trial free trial program convert to paid prescriptions.

Ampyra is marketed in the U.S. through our own specialty sales force and commercial infrastructure. We currently have approximately 90 sales representatives in the field calling on a priority target list of approximately 7,000 physicians. We also have established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information and assistance to payers and physicians on Ampyra; a National Trade Account Director who works with our limited network of specialty pharmacies; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives.

Ampyra is distributed in the U.S. exclusively through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies. The specialty pharmacy providers that deliver Ampyra by mail, and Kaiser Permanente, are contractually obligated to hold no more than 20 days of inventory, and some have agreed to hold a minimum of 8 to 10 business days of inventory.

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

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones. We received a $25 million milestone payment from Biogen in 2011, which was triggered by Biogen’s receipt of conditional approval from the European Commission for Fampyra. The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, if ever, we will not receive Fampyra royalty revenue although we have retained the right to receive any potential future milestone payments, described above.

Ampyra Patent Update

We have five issued patents listed in the Orange Book for Ampyra, four of which were held invalid in litigation in U.S. District Court for the District of Delaware with certain generic drug manufacturers, as further described below in this report. The first is U.S. Patent No. 5,540,938, the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as Ampyra (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. In April 2013, this patent received a five year patent term extension under the patent restoration provisions of the Hatch-Waxman Act. With a five year patent term extension, this patent will expire on July 30, 2018. We have an exclusive license to this patent from Alkermes (originally with Elan, but transferred to Alkermes as part of its acquisition of Elan’s Drug Technologies business). This patent was held valid by the District Court in the litigation, although in June 2017 the defendant generic drug manufacturers with whom we have not reached settlements appealed the District Court’s decision upholding this patent.

The other four Orange Book-listed patents were held invalid by the District Court in the litigation with generic drug manufacturers. These patents, which had been set to expire in 2025 through 2027, consist of U.S. Patent No. 8,007,826, with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; U.S. Patent No. 8,354,437, which includes claims relating to methods to improve walking, increase walking speed, and treat walking disability in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; U.S. Patent No. 8,440,703, which includes claims directed to methods of improving lower extremity function and walking and increasing walking speed in patients with MS by administering less than 15 mg of sustained release 4-aminopyridine (dalfampridine) twice daily; and U.S. Patent No. 8,663,685 with claims relating to methods to improve walking in patients with MS by administering 10 mg of sustained release 4-aminopyridine (dalfampridine) twice daily.

The patent litigation referenced above relates to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In 2015 and 2016, we reached settlement agreements with six of the generic companies. A bench trial against the remaining four generic companies was completed in September 2016. In February 2017, we announced that we had reached a settlement agreement with one of those four generic companies. In March 2017, the U.S. District Court for the District of Delaware rendered a decision upholding our Orange-Book listed patent for Ampyra set to expire in July 2018, but invalidating our four other Orange Book-listed patents. In May 2017, we appealed the ruling on these four patents, and as described above, in June 2017 the other non-settling parties appealed the decision on the patent set to expire in July 2018. We expect the appeals process to take approximately 12 to 18 months from the filing of the appeal in May 2017. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal, raising important issues in conjunction with biopharmaceutical innovation. The date for oral argument will be scheduled by the appellate court, which we expect will be in the first half of 2018. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed after the expiration of our remaining Ampyra patent, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. If the appeals court does not overturn the District Court’s decision by July 30, 2018, multiple ANDA filers may be able to launch generic versions of Ampyra absent injunctive relief.

In April 2017, we received a Paragraph IV Certification Notice from an additional generic drug manufacturer, Micro Labs Ltd. (“Micro”), advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. In response to the filing of the ANDA, in May 2017 we filed a lawsuit against Micro in the U.S. District Court for the District of New Jersey. In January 2018, we reached a settlement agreement with Micro.

In 2011, the European Patent Office, or EPO, granted EP 1732548, with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine (known under the trade name Fampyra in the European Union), to increase walking speed. In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent. We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice daily dosing at 10 mg. Both Synthon B.V. and neuraxpharm Arzneimittel GmBH have appealed the decision. In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC EHF filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent. In February 2016, the EPO Opposition Division rendered a decision that revoked the EP 2377536 patent. We believe the claims of this patent are valid and we have appealed the decision. Both European patents, if upheld as valid, are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in 2021.

We will vigorously defend our intellectual property rights.

Legal proceedings relating to our Ampyra patents are described in further detail in Part I, Item 3 of this report.

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

Research & Development Programs

We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson’s disease and MS. Inbrija (levodopa inhalation powder) is our most advanced development program and our highest priority. These programs and the other programs in our pipeline are described below.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija is a self-administered, inhaled formulation of levodopa, or L-dopa, for the treatment of OFF periods in people with Parkinson’s disease who are taking a carbidopa/levodopa regimen. Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain responsible for producing dopamine. The disease causes a range of symptoms such as impaired ability to move, muscle stiffness and tremor. The standard of care for the treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s disease progresses. The re-emergence of symptoms is referred to as an OFF period, and despite optimized regimens with current therapeutic options and strategies, OFF periods remain one of the most challenging aspects of the disease.

Inbrija delivers a precise dose of dry-powder formulation of L-dopa to the lung using a breath-actuated proprietary inhaler. Oral medication can be associated with slow and variable onset of action, as the medicine is absorbed through the gastrointestinal (digestive) tract before reaching the brain. Inhaled treatments enter the body through the lungs and reach the brain shortly thereafter, bypassing the digestive system. Inbrija is based on our proprietary ARCUS platform, a dry-powder pulmonary drug delivery technology that we believe has potential applications in multiple disease areas. A key feature of our ARCUS technology is the large porous particles that allow for consistent and precise delivery of significantly larger doses of medication than are possible with conventional dry powder pulmonary systems. This in turn provides the potential for pulmonary delivery of a much wider variety of pharmaceutical agents. We have worldwide rights to our ARCUS drug delivery technology, which is protected by extensive know-how and trade secrets and various U.S. and foreign patents, including patents that protect the Inbrija dry powder capsules beyond 2030.

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

The safety profile of Inbrija in the trial was consistent with that observed in a prior Phase 2b clinical trial:

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
•

84 mg: The most commonly reported adverse events in the Inbrija 84 mg group compared to the placebo group were: cough (14.9% vs. 1.8%, reported mostly once/subject), upper respiratory tract infection (6.1% vs. 2.7%), nausea (5.3% vs. 2.7%), sputum discoloration (5.3% vs. 0%) and dyskinesia (3.5% vs. 0.0%). When cough was reported, it was typically characterized as mild. Two of 114 participants receiving Inbrija 84 mg discontinued the study due to cough.

Results from a separate Phase 3 study to assess the long-term safety profile of Inbrija in people with Parkinson’s showed no statistical difference in pulmonary function between the group receiving Inbrija and an observational control group. These results are consistent with the previously reported Phase 2b and Phase 3 clinical trials. In March 2017, we announced results from separate clinical studies that assessed the safety profile of Inbrija in people with asthma, smokers and early morning OFF.

In June 2017, we submitted an NDA for Inbrija to the FDA. In August 2017, we announced that we received a Refusal to File, or RTF, letter from the FDA regarding the Inbrija NDA. Upon its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. The FDA specified two reasons for the RTF: first, the date when the manufacturing site would be ready for inspection; and second, a question regarding the submission of the drug master production record. The FDA also requested additional information at resubmission, which was not part of the basis for the RTF. We resubmitted the NDA in December 2017. The resubmission addressed the two issues raised in the RTF and included all additional information requested by the FDA in the RTF. On February 20, 2018, we announced that the resubmitted NDA was accepted for filing by the FDA, and that under the Prescription Drug User Fee Act, or PDUFA, the FDA has set a target date of October 5, 2018. The NDA was submitted under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®. We believe the Phase 3 efficacy and safety clinical trial, combined with data from additional Phase 3 long-term safety studies and supported by existing Phase 2b data, are sufficient for the NDA filing. Our commercial preparations for the launch of Inbrija continue. We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our launch of Inbrija in the U.S., if approved, will benefit from the experiences and capabilities of this team. We are projecting that, if approved, annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million. We expect to file a Marketing Authorization Application, or MAA, with the European Medicines Agency in the first quarter of 2018. We are in discussions with potential partners regarding Inbrija outside of the U.S.

ARCUS Product Development

In addition to Inbrija (levodopa inhalation powder), discussed above, we are exploring opportunities for other proprietary products in which inhaled delivery using our ARCUS drug delivery technology can provide a significant therapeutic benefit to patients.

Disorders of the central nervous system, or CNS, in addition to Parkinson’s disease, may be addressed by ARCUS products with the delivery of active agents to the CNS with rapid onset and reduced systemic exposure. For example, we are currently developing CVT-427, an inhaled triptan (zolmitriptan) intended for acute treatment of migraine by using the ARCUS drug delivery technology. Triptans are the class of drug most commonly prescribed for acute treatment of migraine. Oral triptans, which account for the majority of all triptan doses, can be associated with slow onset of action and gastrointestinal challenges. The slow onset of action, usually 30 minutes or longer, can result in poor response rates. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration. Triptans delivered subcutaneously (injection) provide the most rapid onset of action, but are not convenient for patients. Many triptans are also available in nasally delivered formulations. However, based on available data, we believe that nasally delivered triptans generally have an onset of action similar to orally administered triptans. In December 2016, we completed a special population study to evaluate safe inhalation of CVT-427 in people with asthma and in smokers. Some subjects showed evidence of acute, reversible bronchoconstriction, post-inhalation. We plan to work on reformulating to move the program forward, once we have made more progress on the approval and launch of Inbrija.

In July 2015, the Bill & Melinda Gates Foundation awarded us a $1.4 million grant to support the development of a formulation and delivery system for a dry powder version of lung surfactant, a treatment for neonatal respiratory distress syndrome, or nRDS. In collaboration with the Massachusetts Institute of Technology, we developed a novel formulation and delivery device based on our proprietary ARCUS drug delivery technology. nRDS is a condition affecting prematurely born infants in which their lungs are underdeveloped and thus lack a sufficient amount of lung surfactant. It can be fatal, or lead to severe, chronic health issues caused by a lack of oxygen getting to the baby’s brain and other organs. Delivering liquid surfactant to the lungs via intubation is the standard of care. We believe that our formulation and delivery system may present a more practical alternative for use in developing areas of the world, where intubation poses numerous problems. This program is not aimed at developing a commercial product, but our work on this program could potentially generate information that is useful for adapting the ARCUS drug delivery technology to commercial pediatric uses.

We are also beginning to formulate potential ARCUS products for two different rare lung diseases.

Other Research and Development Programs

Following is a description of our other research and development programs.

•

SYN120: SYN120 is a potential treatment for Parkinson’s-related dementia, which we acquired with Biotie Therapies. Data from a Phase 2 exploratory study that we completed in 2017 showed that several of the outcome measures trended in favor of drug versus placebo, particularly with respect to neuropsychiatric symptoms. However, neither the primary nor key secondary endpoints achieved statistical significance. We are continuing to review the data, which will be presented at an upcoming medical meeting.

•

BTT1023: Through Biotie Therapies, we are also developing BTT1023 (timolumab), a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. There are no approved drug therapies for PSC and liver transplant is the only treatment. Interim data from an ongoing Phase 2 proof-of-concept clinical trial of BTT1023 for PSC are expected in the second quarter of 2018.

•

rHIgM22: We are developing rHIgM22, a remyelinating antibody, as a potential therapeutic for MS. We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions. A Phase 1 trial using one of two doses of rHIgM22 or placebo in people with MS who are experiencing an acute relapse is clinically complete. In addition to assessing safety and tolerability during an acute relapse, the study includes exploratory efficacy measures such as a timed walk, magnetization transfer ratio imaging of lesion myelination in the brain and various biomarkers. We expect data from the Phase 1 trial in the first quarter of 2018, and we will evaluate our next steps for this program after reviewing the data.

•

Cimaglermin alfa: Cimaglermin alfa is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure. In 2013, we commenced a Phase 1b single-infusion trial in people with heart failure, which assessed the tolerability of three dose levels of cimaglermin, and also included an assessment of drug-drug interactions and several exploratory measures of efficacy. In 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) manifested by clinical symptoms and an elevation in liver chemistry tests meeting the FDA Drug-Induced Liver Injury Guidance (FDA 2009) stopping rules. We also received a notification of clinical hold from the FDA following submission of this information. The abnormal blood tests resolved within two to three weeks. We subsequently conducted additional analyses and non-clinical studies to further define the nature of the hepatoxicity, and met with the FDA to present these data as part of our request that the program be removed from the clinical hold. The FDA lifted the clinical hold in April 2017. We are seeking to partner or out-license this program.

NP-1998 is a Phase 3 ready, 20% prescription strength capsaicin topical solution that we were previously assessing for the treatment of neuropathic pain. In 2013, we acquired development and commercialization rights in the U.S., Canada, Latin America and certain other territories. We believe NP-1998 has the potential to treat multiple neuropathies, but we have not invested in further development of NP-1998 for several years and we are seeking to partner or out-license this program.

Also, we were previously developing tozadenant, a potential adjunctive treatment to levodopa in Parkinson’s disease patients to reduce OFF time. We acquired this program with our 2016 acquisition of Biotie Therapies. In November 2017, we discontinued our tozadenant clinical development program based on new information obtained from our Phase 3 clinical trials related to agranulocytosis and associated serious adverse events.

Corporate Update

In August 2017, our Board of Directors adopted a stockholder rights plan to preserve the ability of the Board to protect the interests of stockholders in transactions that may result in an acquisition of control of the Company, including tender offers and open market purchases of our securities. In general terms, the rights plan works by significantly diluting the stock ownership of any person or group that acquires 15% or more of our outstanding common stock without the approval of the Board. The rights plan exempts any person or group owning 15% or more of the Company’s outstanding common stock when we announced the rights plan, however the exemption does not apply to additional shares acquired after the announcement. The rights plan also provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us shares of junior preferred stock. The rights plan will expire on August 31, 2018. The preferred stock purchase rights are triggered ten business days after the date of a public announcement that a person or group acting in concert has acquired, or has obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms that are not approved by our Board. While we believe our rights plan enables our Board to help ensure that our stockholders are not deprived of the opportunity to realize the full and fair value of their investments, the rights plan may inhibit a change in control by a third party in a transaction not approved by our Board. If a change in control is inhibited or delayed in this manner, it may adversely affect the market price of our common stock.

Asset Based Loan

In June 2016, the Company and certain of its subsidiaries entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. In May 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminated in connection with the termination of the facility.

Financial Guidance for 2018

We are providing the following guidance with respect to our 2018 financial performance:

•

We expect 2018 net revenue from the sale of Ampyra to range from $330 million to $350 million. This guidance is subject to change based on the decision of the United States Court of Appeals for the Federal Circuit in our appeal of a March 2017 District Court decision invalidating certain Ampyra patents, as further described above in this report.

•

Research and development (R&D) expenses in 2018 are expected to range from $100 million to $110 million, excluding share-based compensation charges and including manufacturing expenses associated with Inbrija.

•	Selling, general and administrative (SG&A) expenses in 2018 are expected to range from $170 million to $180 million, excluding share-based compensation charges.

We are projecting a 2018 year-end cash balance in excess of $300 million.

The projected range of R&D and SG&A expenses in 2018 are provided on a non-GAAP basis, as both excluding share-based compensation charges. Due to the forward looking nature of this information, the amount of compensation charges and benefits needed to reconcile these measures to the most directly comparable GAAP financial measures is dependent on future changes in the market price of our common stock and is not available at this time. Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP. However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude non-cash charges that are substantially dependent on changes in the market price of our common stock. We believe these non-GAAP financial measures help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance. Also, our management uses these non-GAAP financial measures to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Revenue

Ampyra

We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra to these customers of $543.3 million and $492.8 million for the years ended December 31, 2017 and 2016, respectively. This net revenue reflected 9.5% and 4.0% increases in our list sale price for Ampyra effective January 1, 2017 and July 1, 2017, respectively. The net revenue increase comprised net volume increases of $9.8 million and price increases and discount and allowance adjustments of $40.7 million. Net revenue from sales of Ampyra increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our 60-day free trial program. As with a number of specialty pharmaceuticals, first quarter sales for Ampyra typically have been lower than the preceding fourth quarter sales due to inventory build in the fourth quarter, and the temporary effects of people changing insurance plans and entering the Medicare Part D coverage gap (the “donut hole”) at the beginning of the year. We expect a similar trend in 2018. Effective January 1, 2018, we increased our list sale price to our customers by 9.5%.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, and discounts. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the donut hole. Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Zanaflex

We recognized net revenue from the sale of Zanaflex products of $2.7 million for the year ended December 31, 2017, as compared to $3.3 million for the year ended December 31, 2016. Net product revenues also include $3.0 million representing the sale of our Zanaflex Capsules authorized generic product to Actavis, a subsidiary of Teva Pharmaceuticals and formerly Watson Pharma, for the year ended December 31, 2017 as compared to $2.7 million for the year ended December 31, 2016. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules.

In November 2017, the Company entered into an asset purchase agreement to sell its rights and interests related to its Zanaflex assets for a purchase price of $4.0 million. We recognized a gain on the sale of approximately $3.5 million, which is reflected as a reduction to selling, general and administrative expenses in the statements of operations.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Adjustments are recorded for estimated chargebacks, rebates, returns and discounts.

Qutenza

We recognize product sales of Qutenza following receipt of product by our specialty distributors. We recognized net revenue from the sale of Qutenza of $0.7 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. For the foreseeable future we do not expect that sales of this product will materially contribute to our revenues.

License Revenue

We recognized $9.1 million in amortized license revenue for the years ended December 31, 2017 and 2016, respectively, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. We currently estimate the recognition period to be approximately 12 years from the date of the Collaboration Agreement.

Royalty Revenue

We recognized $11.6 million and $10.6 million in royalty revenue for the years ended December 31, 2017 and 2016, respectively, related to ex-U.S. sales of Fampyra by Biogen.

We recognized $2.6 million in royalty revenue for the year ended December 31, 2017 as compared to $3.9 million for the year ended December 31, 2016, related to the authorized generic sale of Zanaflex Capsules.

We recognized $2.3 million in royalty revenue for the year ended December 31, 2017, related to ex-US sales of Selincro by Lundbeck. We recognized an additional $13.0 million in royalty revenue for the year ended December 31, 2017, related to the agreement which was effective as of October 1, 2017, to provide a fully paid up royalty free license on ex-US sales of Selincro to Lundbeck. We recognized $2.7 million in royalty revenue for the period April 18, 2016 through December 31, 2016, related to ex- U.S. sales of Selincro by Lundbeck.

Cost of Sales

We recorded cost of sales of $135.1 million for the year ended December 31, 2017 as compared to $107.5 million for the year ended December 31, 2016. Cost of sales for the year ended December 31, 2017 consisted primarily of $95.8 million in inventory costs related to recognized revenues. Cost of sales for the year ended December 31, 2017 also consisted of $12.3 million in royalty fees based on net product shipments, $23.7 million in amortization of intangible assets, and $0.3 million in period costs related to freight, stability testing, and packaging. Cost of sales also included $3.0 million representing the cost of Zanaflex Capsules authorized generic product sold for the year ended December 31, 2017.

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

Cost of License Revenue

We recorded cost of license revenue of $0.6 million for the years ended December 31, 2017 and 2016, respectively. Cost of license revenue represents the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement.

Research and Development

Research and development expenses for the year ended December 31, 2017 were $166.1 million as compared to $203.4 million for the year ended December 31, 2016, a decrease of $37.3 million, or 18%. The decrease was primarily due to reductions of $21.8 million in research and development expenses related to Inbrija and CVT-427, $13.6 million related to our life cycle management program for Ampyra, $13.1 million in overall research and development, staff, compensation and related expenses, $9.9 million related to Plumiaz and $4.3 million related to other programs, partially offset by increases of $20.0 million in post-acquisition research and development expenses related to Biotie and $5.6 million in restructuring expenses.

Selling, General and Administrative

Sales and marketing expenses for the year ended December 31, 2017 were $93.2 million compared to $102.7 million for the year ended December 31, 2016, a decrease of approximately $9.5 million, or 9.3%. This decrease was due primarily to a decrease in marketing, trade and sales related spending of $6.1 million, a decrease in overall salaries and benefits of $3.7 million, partially offset by an increase in other selling related expenses of $0.3 million.

General and administrative expenses for the year ended December 31, 2017 were $88.4 million compared to $132.7 million for the year ended December 31, 2016, a decrease of approximately $44.3 million, or 33%. This decrease was primarily due to reductions of $29.0 million in spending for legal and business development related activities, $6.3 million in post-acquisition expenses related to Biotie, $7.2 million in staff compensation, benefits and medical affairs related expenses, $3.5 million related to the gain on the sale of Zanaflex which was recorded as an offset to general and administrative expense, partially offset by an increase of $2.5 million related to restructuring expense.

Asset Impairment

We recognized asset impairment expenses of approximately $296.7 million for the year ended December 31, 2017. The asset impairment expenses included $233.5 million related to tozadenant due to the termination of the clinical trials based on the receipt of additional Phase 3 data related to previously disclosed agranulocytosis and associated serious adverse events, $39.4 million related to Selincro due to a downward revision to the projected cash flows we expected to receive on royalties for sales of Selincro outside of the U.S., and $23.8 million related to SYN120 due to the receipt of Phase 2 study data which indicated that neither the primary nor key secondary endpoints achieved statistical significance.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded expenses pertaining to changes in the fair-value of our acquired contingent consideration of $40.9 million for the year ended December 31, 2017 compared to $8.6 million for the year ended December 31, 2016, an increase of $32.3 million or 376%. The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense

Other expense was $19.1 million for the year ended December 31, 2017 compared to $6.3 million for the year ended December 31, 2016, an increase of $12.8 million, or 203%. The increase was due primarily to a realized gain on foreign currency derivatives of $9.9 million in 2016 compared to no gain in 2017, the write-off of debt issuance costs pertaining to the termination of the asset based loan in 2017 of $1.1 million, interest expense pertaining to the Fampyra royalty monetization transaction of $0.7 million and an annual increase in realized losses on foreign currency transactions of $0.4 million. Interest expense related to the convertible senior notes was $15.4 million for the year ended December 31, 2017, of which the non-cash portion was $9.4 million.

Benefit from Income Taxes

We recorded a $28.5 million benefit from income taxes for the year ended December 31, 2017 as compared to a $6.7 million benefit from income taxes for the year ended December 31, 2016. The effective income tax rates for the year ended December 31, 2017 and 2016 were 11% and 16%, respectively.

The variances in the effective tax rates for the year ended December 31, 2017 and 2016 were due primarily to the changes in valuation allowance due the determination that it was more likely than not that certain deferred assets would not be recoverable, the impairment of indefinite lived intangible assets, the decrease in the benefit of the research and development and orphan drug credit, and due to a one-time, non-cash income tax benefit recorded in the current period as a result of the enactment of the Tax Cuts and Jobs Act (“Act”) on December 22, 2017. The Act significantly revised the U.S. federal corporate income tax by, among other things, lowering the corporate income tax rate to 21% beginning in 2018 and imposing a mandatory repatriation tax on accumulated foreign earnings. U.S. GAAP accounting for income taxes requires that Acorda record the impacts of any tax law change on our deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the Act, SEC Staff Accounting Bulletin (SAB) 118 allows companies to provide a provisional estimate of the impacts of the legislation. Acorda has provisionally estimated, based on currently available information, that the enactment of the Act results in a one-time reduction in net deferred income tax liabilities of approximately $13.2 million, primarily due to the re-measurement of U.S. deferred tax liabilities at the lower 21% U.S. federal corporate income tax rate, and no impact from the repatriation tax. This provisional estimate does not reflect the effects of any state tax law changes that may arise as a result of federal tax reform. Acorda will continue to analyze the effects of the Act on its financial statements and operations and include any adjustments to tax expense.

The Company’s effective tax rate for this year differed from the U.S. federal statutory rate of 35% primarily due to Biotie US and foreign losses for which no benefit has been recognized and the related foreign tax rate differential offset by the reversal of deferred tax liabilities related to indefinite lived intangibles, the generation of fewer research and development credits, state taxes, and as the result of the enactment of the Act, a one-time reduction in net deferred income tax liabilities due to the re-measurement of U.S. deferred tax liabilities at the lower 21% U.S. federal corporate income tax rate. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Revenue

Ampyra

We recognize product sales of Ampyra following receipt of product by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra to these customers of $492.8 million and $436.9 million for the years ended December 31, 2016 and 2015, respectively. This net revenue reflected a 10.95% increase in our list sale price for Ampyra effective January 1, 2016. The net revenue increase comprised net volume increases of $21.1 million and price increases and discount and allowance adjustments of $34.8 million. Net revenue from sales of Ampyra increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to our price increase and greater demand we believe due to, in part, the success of certain marketing programs such as our 60-day free trial program. As with a number of specialty pharmaceuticals, first quarter sales for Ampyra typically have been lower than the preceding fourth quarter sales due to inventory build in the fourth quarter, and the temporary effects of people changing insurance plans and entering the Medicare Part D coverage gap (i.e., the “donut hole”) at the beginning of the year. Effective January 1, 2017, we increased our list sale price to our customers by 9.5%.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, discounts, and returns. Discounts and allowances are recorded following shipment of Ampyra tablets to our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the donut hole. Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Zanaflex

We recognized net revenue from the sale of Zanaflex products of $3.3 million for the year ended December 31, 2016, as compared to $24.4 million for the year ended December 31, 2015. The Company recognized a one-time increase in net revenue of $22.2 million for the year ended December 31, 2015, representing previously deferred product sales as of June 30, 2015, net of an allowance for estimated returns. Net product revenues also include $2.7 million representing the sale of our Zanaflex Capsules authorized generic product to Actavis, a subsidiary of Teva Pharmaceuticals and formerly Watson Pharma, for the year ended December 31, 2016 as compared to $3.8 million for the year ended December 31, 2015. Prior to the third quarter of 2015, the Company accounted for Zanaflex product shipments using a deferred revenue recognition model (sell-through). Under the deferred revenue recognition model, the Company did not recognize revenue upon product shipment. For product shipments, the Company invoiced the wholesaler, recorded deferred revenue at gross invoice sales price, and classified the cost basis of the product held by the wholesaler as a separate component of inventory. The Company recognized revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized was based on the estimated prescription demand, based on pharmacy sales for its products using third-party information, including third-party market research data. The Company’s sales and revenue recognition reflected the Company’s estimate of actual product prescribed to the end-user. Beginning in the third quarter of 2015, the Company began recognizing sales for Zanaflex products when the product was shipped to its wholesale distributors (sell-in), as the Company believed it had sufficient history to reasonably estimate expected returns. We also recognize product sales on the transfer price of product sold for an authorized generic of Zanaflex Capsules.

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

Research and Development

Research and development expenses for the year ended December 31, 2016 were $203.4 million as compared to $149.2 million for the year ended December 31, 2015, an increase of $54.2 million, or 36%. The increase was primarily due to $30.3 million in research and development expenses related to Inbrija and CVT-427, $27.0 million in post-acquisition research and development expenses related to Biotie and $2.8 million related to our life cycle management program for Ampyra. The increase was also due to an increase in overall research and development staff, compensation, and related expenses of $8.3 million to support our various research and development initiatives. The increases in research and development expenses were partially offset by decreases of $8.3 million related to Plumiaz, $5.6 million related to cimaglermin alfa and $0.8 million related to NP-1998.

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

Benefit from (provision for) Income Taxes

We recorded a $6.7 million benefit from income taxes for the year ended December 31, 2016 as compared to an $8.3 million provision for income taxes for the year ended December 31, 2015. The effective income tax rates for the year ended December 31, 2016 and 2015 were 16% and 43%, respectively. The variances in the effective tax rates for the year ended December 31, 2016 and 2015 were due primarily to the valuation allowance recorded on jurisdictions with pretax losses from the acquisition of Biotie for which no tax benefit can be recognized, partially offset by a non-deductible $8.8 million payment in July 2015 to the former equity holders of Neuronex and an increased benefit from the federal research and development tax credit. The Company’s effective tax rate for this year differed from the U.S. federal statutory rate of 35% primarily due to state taxes, foreign taxes related to the Company’s Puerto Rico operations, Federal research and development tax credits, jurisdictions with pretax losses from the acquisition of Biotie for which no tax benefit can be recognized and certain other permanent tax items. The annual rate depends on the number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, payments received under our collaboration and licensing agreements, sales of Ampyra, Zanaflex and Qutenza, and, to a lesser extent, from loans, government grants, royalty monetizations, and our revenue interest financing arrangement.

At December 31, 2017, we had $307.1 million of cash and cash equivalents, compared to $158.5 million at December 31, 2016. There were no investments classified as short-term or long-term at December 31, 2017. We expect that our existing cash and cash flows from operations will be sufficient to fund our ongoing operations over the next 12 months from the financial statement reporting date.

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Ampyra, whether Inbrija receives FDA approval for commercialization, whether we are successful with the Ampyra patent appeal, the continued progress of our research and development activities, the amount and timing of milestone or other payments payable under collaboration, license and acquisition agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, and capital required or used for future acquisitions or to in-license new products and compounds including the development costs relating to those products or compounds. To the extent our capital resources are insufficient to meet future operating requirements we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all.

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

Our outstanding note balances as of December 31, 2017 consisted of the following:

(In thousands)	December 31, 2017
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(36,195)
Net carrying amount	$308,805
Equity component	$61,195

Asset Based Loan

On June 1, 2016, the Company and certain of its subsidiaries entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as the sole initial lender and the administrative agent for the lenders. On May 4, 2017, the Company voluntarily terminated the Credit Agreement because it no longer served the Company’s needs. The Company did not incur any early termination penalties in connection with the termination. Prior to its termination, the Credit Agreement provided the Company with a three-year senior secured revolving credit facility in the maximum amount of $60 million. The restrictive covenants, as well as the lenders' security interests in collateral, under the Credit Agreement and the related loan documents terminated in connection with the termination of the facility.

Non-Convertible Capital Loans

Non-convertible capital loans (“Tekes Loans”) granted by Tekes, a Finnish Funding Agency for Technology and Innovation, with an adjusted acquisition-date fair value of $23.3 million (€20.6 million) and a carrying value of $23.7 million as of December 31, 2017. The Tekes Loans are composed of fourteen non-convertible loans granted by Tekes. These loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Convertible Capital Loan

In the three-month period ended March 31, 2017, the Company extended an offer to each of the convertible capital loan holders to repurchase the outstanding principal amount of each convertible capital loan. The Company paid approximately $1.7 million (€1.5 million) and $0.2 million (€0.2 million) in March and April 2017, respectively, to repurchase the outstanding principal amount of these loans. There were no outstanding balances on these loans as of December 31, 2017.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Tekes with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $2.6 million as of December 31, 2017. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal will be paid in equal annual installments over a 5 year period, ending January 2021.

Fampyra Royalty Monetization

As of October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (“Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the Collaboration and Licensing Agreement between the Company and Biogen, up to an agreed upon threshold of royalties. When this threshold is met, if ever, the Fampyra royalty revenue will revert back to the Company and the Company will continue to receive the Fampyra royalty revenue from Biogen until the revenue stream ends.

The Company maintained the rights under the license and collaboration agreement with Biogen, therefore, the Royalty Agreement has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement, in accordance with the relevant accounting guidance. The Company recorded the receipt of the $40 million payment from HCRP and established a corresponding liability in the amount of $40 million, net of transaction costs of approximately $2.2 million.

The following table shows the activity within the liability account from the inception of the royalty agreement in November 2017 to December 31, 2017.

(In thousands)	Inception Date through December 31, 2017
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	40,000
Deferred transaction costs	(2,115)
Non-cash royalty revenue payable to HCRP	(2,705)
Non-cash interest expense recognized	608
Liability related to sale of future royalties - ending balance	$35,788

Investment Activities

At December 31, 2017, cash and cash equivalents were approximately $307.1 million, as compared to $158.5 million at December 31, 2016. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. At December 31, 2017 and 2016, we held no short-term investments.

Net Cash Provided by Operations

Net cash provided by operations was $96.5 million and $35.3 million for the years ended December 31, 2017 and 2016, respectively. Cash provided by operations for the year ended December 31, 2017 was primarily attributable to the net loss as adjusted for intangible asset impairment expenses related to tozadenant, Selincro and SYN120 of approximately $296.7 million, a change in the contingent consideration obligation of $40.6 million, share-based compensation expense of $32.8 million, depreciation and amortization expense of $23.2 million, amortization of debt discount and debt issuance costs of $12.2 million, a decrease in inventory of $5.5 million, a decrease in other assets of $3.8 million, a decrease in prepaid expenses and other current assets of $3.4 million, restructuring costs of $1.5 million and an increase in other non-current liabilities of $1.5 million.

Cash provided by operations was partially offset by a net loss of $223.4 million, a deferred tax benefit of $54.0 million, an increase in accounts receivable of $29.1 million, a decrease in deferred license revenue of $9.1 million, gain on sale of the Zanaflex franchise $3.5 million, royalty revenues of $2.7 million and a decrease in accounts payable, accrued expenses and other current liabilities of $3.6 million.

Net Cash Used in Investing

Net cash used in investing activities for the year ended December 31, 2017 was $10.7 million, due primarily to purchases of property and equipment of $13.7 million, partially offset by the net proceeds from the sale of the Zanaflex franchise of $3.7 million.

Net Cash Provided by Financing

Net cash provided by financing activities for the year ended December 31, 2017 was $61.5 million, due primarily to $50.8 million in net proceeds from royalty monetizations, net proceeds of $10.5 million from the exercise of stock options, the refund from the purchase of the non-controlling interest in Biotie of $2.7 million, partially offset by $2.4 million for the repayment of loans.

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. See Note 14 for a description of our long-term contractual obligations.

Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $54 million as part of our various agreements, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2017, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

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

Revenue Recognition

Ampyra

Ampyra is available in the U.S. through a network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of Ampyra following receipt of product by these customers. Our customers are contractually obligated to hold no more than 20 days of inventory.

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

Zanaflex

We apply the revenue recognition guidance in Accounting Standards Codification (“ASC”) 605-15-25, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. Prior to the three-month period ended September 30, 2015, the Company accounted for Zanaflex tablet and capsule (Zanaflex products) shipments using a deferred revenue recognition model (sell-through). Under the deferred revenue recognition model, the Company did not recognize revenue upon product shipment. For product shipments, the Company invoiced the wholesaler, recorded deferred revenue at gross invoice sales price, and classified the cost basis of the product held by the wholesaler as a separate component of inventory. The Company recognized revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized was based on the estimated prescription demand, based on pharmacy sales for its products using third-party information, including third-party market research data. The Company’s sales and revenue recognition reflected the Company’s estimate of actual product prescribed to the end-user. As of the third quarter of 2015, the Company began recognizing sales for Zanaflex products when the product was shipped to its wholesale distributors (sell-in), as the Company was able to reasonably estimate expected returns. During 2015, the Company recognized a one-time increase in net revenue of $22.2 million, representing previously deferred product sales as of June 30, 2015, net of an allowance for estimated returns.

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

Government Chargebacks and Rebates: We contract for Medicaid and other government programs such as the Federal Supply Schedule which commits us to providing favorable pricing for Ampyra and Qutenza. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. We also contract with the Centers for Medicare and Medicaid Services to participate in the Coverage Gap Discount Program (the program given rise by the Affordable Care Act which closes the Medicare Part D “donut hole”). Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for chargebacks and rebates. We monitor the sales trends and adjust the chargeback and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. Our government chargeback and rebate accruals were $16.2 million and $10.4 million at December 31, 2017 and December 31, 2016, respectively. A 10% change in our government chargebacks and rebate allowances would have had an approximate $5.9 million and $4.7 million effect on our net revenue for the years ended December 31, 2017 and December 31, 2016, respectively.

Managed Care Contract Rebates: We contract with various managed care organizations including health insurance companies and pharmacy benefit managers in order to provide improved access to Ampyra for patients that are members of such organizations. These contracts stipulate that rebates and, in some cases, administrative fees, are paid to these organizations provided Ampyra is placed on a specific tier on the organization’s drug formulary. Based upon our contracts and the most recent experience with respect to sales through managed care channels, we provide an allowance for managed care contract rebates. We continue to monitor the sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. Our managed care contract rebate accruals were $11.8 million and $4.4 million at December 31, 2017 and December 31, 2016, respectively. A 10% change in our managed care contract rebate allowances would have had an approximate $4.3 million and $2.2 million effect on our net revenue for the years ended December 31, 2017 and December 31, 2016, respectively.

Copay Mitigation Rebates: We offer copay mitigation to commercially insured patients who have coverage for Ampyra (in accordance with applicable law) and are responsible for a cost share regardless of financial need (income status). The copay mitigation program is intended to reduce the patient’s financial responsibility for Ampyra to a specified dollar amount. Based upon our contracts and the most recent experience with respect to actual copay assistance provided, we provide an allowance for copay mitigation rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. Our copay mitigation rebate accruals were $0.2 million at December 31, 2017 and December 31, 2016. A 10% change in our copay mitigation rebate allowances would have had an approximate $1.1 million and $0.9 million effect on our net revenue for the years ended December 31, 2017 and December 31, 2016, respectively.

Cash Discounts: We sell Ampyra directly to our network of specialty pharmacies, Kaiser and the specialty distributor to the U.S. Department of Veterans Affairs. We sell Qutenza to specialty distributors. We generally provide invoice discounts for prompt payment for Ampyra. We estimate our cash discounts based on the terms offered to our customers. Discounts are accrued based on historical usage rates at the time of product shipment. We adjust accruals based on actual activity as necessary. Cash discounts are typically settled with our customers within 34 days after the end of each calendar month. Our cash discount allowances were $0.8 million and $0.6 million at December 31, 2017 and December 31, 2016, respectively. A 10% change in our cash discount allowances would have had an approximate $0.7 million and $0.6 million effect on our net revenue for the years ended December 31, 2017 and December 31, 2016, respectively.

Product Returns: We do not accept returns of Ampyra except for product damaged in shipping. Our returns accrual for Ampyra was immaterial at December 31, 2017 and December 31, 2016.

We accept returns of Zanaflex products for six months prior to and twelve months after their expiration date. We provide a credit to customers with whom we have a direct relationship or a cash payment to those with whom we do not have a direct relationship. Prior to the three month period ended September 30, 2015, we recorded Zanaflex product revenue based on a deferred revenue model and recognized revenue when prescriptions were filled to an end-user because once a prescription was filled the product could not be returned. Therefore, there was no returns reserve established for Zanaflex products prior to the three month period ended September 30, 2015. As of the three month period ended September 30, 2015, the Company recognized sales for Zanaflex products when the product was shipped to its wholesale distributors (sell-in), as the Company believed it had sufficient history to reasonably estimate expected returns. Our returns reserve for Zanaflex products was $3.9 million and $4.8 million at December 31, 2017 and December 31, 2016, respectively. A 10% change in our returns would have had an approximate $0.0 million and $0.6 million effect on our net revenue for the years ended December 31, 2017 and 2016, respectively.

Our specialty distributors for Qutenza have the right to return any unopened Qutenza product during the nine-month period beginning three months prior to the labeled expiration date and ending six months after the labeled expiration date. Once product has been opened or its expiration date does not fall within our return goods policy for Qutenza, it is no longer eligible for return. If product is returned, credit is given to the specialty distributors against amounts owed to us. We do not replace returned product with new product unless it has been damaged in shipping. Our returns accruals for Qutenza were immaterial for the years ended December 31, 2017 and December 31, 2016, respectively.

Data Fees and Fees for Service Payable to Specialty Pharmacies: We have contracted with the Ampyra specialty pharmacies (not including ASD Specialty Healthcare, Inc.) to obtain transactional data related to Ampyra in order to ascertain a better understanding of our selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations. These contracts stipulate that the specialty pharmacies provide data directly to us, as well as indirectly through Ampyra Patient Support Services, which in turn provides data to us. We pay a flat fee to the specialty pharmacies to provide us the data. We also pay the specialty pharmacies a fee in exchange for providing distribution and inventory management services, including the provision of inventory management data to the Company, which varies based upon the degree to which the pharmacy maintains its inventory between stated minimums and maximums. We estimate our fee for service accruals and allowances based on sales to each specialty pharmacy and the applicable contracted rate. Our fee for service expenses are accrued at the time of product shipment and are typically settled with the specialty pharmacies within 60 days after the end of each respective quarter. Our data fee and fee for service accruals were $1.8 million and $1.4 million at December 31, 2017 and December 31, 2016, respectively. A 10% change in our data fee and fee for service allowances would have had an approximate $0.6 million and $0.4 million effect on our net revenue for the years ended December 31, 2017 and 2016, respectively.

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

The following table provides a summary of activity with respect to the Company’s sales discounts and allowances during 2017, 2016, and 2015:

(in thousands)	Government chargebacks and rebates	Managed care contract rebates	Copay mitigation rebates	Cash discounts	Product returns	Data fees and fees for services payable to wholesalers	Other vendor allowances	Total
Balance at December 31, 2014	$5,000	$1,203	$743	$392	$15	$1,121	$1,347	$9,821
Allowances for sales 2015	34,188	6,510	7,529	5,083	914	3,480	329	58,033
Allowances for prior year sales	(276)	(263)	(481)	2	6,246	(129)	—	5,099
Actual credits for sales during 2015	(27,179)	(5,163)	(7,479)	(4,568)	—	(2,475)	—	(46,864)
Actual credits for prior year sales	(4,588)	(664)	(184)	(395)	(2,864)	(859)	—	(9,554)
Balance at December 31, 2015	$7,146	$1,623	$127	$514	$4,311	$1,137	$1,676	$16,535
Allowances for sales 2016	47,047	22,595	8,747	5,689	743	4,444	412	89,677
Allowances for prior year sales	(234)	(256)	—	(24)	5,279	(39)	—	4,726
Actual credits for sales during 2016	(36,353)	(18,535)	(8,550)	(5,152)	(43)	(3,100)	—	(71,733)
Actual credits for prior year sales	(7,201)	(1,012)	(151)	(433)	(5,530)	(1,008)	—	(15,335)
Balance at December 31, 2016	$10,405	$4,415	$173	$594	$4,760	$1,434	$2,088	$23,870
Allowances for sales 2017	59,140	43,158	10,942	6,940	889	5,676	—	126,745
Allowances for prior year sales	(387)	(30)	—	(42)	(1,041)	(71)	(177)	(1,748)
Actual credits for sales during 2017	(42,988)	(31,378)	(10,697)	(6,056)	(52)	(3,974)	—	(95,145)
Actual credits for prior year sales	(9,966)	(4,343)	(234)	(592)	(678)	(1,280)	(584)	(17,677)
Balance at December 31, 2017	$16,204	$11,822	$184	$844	$3,878	$1,785	$1,327	$36,045
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

License Revenue and Cost of License Revenue

Under the Collaboration Agreement with Biogen, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, the date of the agreement, which was received on July 1, 2009. As a result of such payment to us, $7.7 million became payable by us to Alkermes under our existing agreements with Alkermes. These agreements obligate us to pay an amount equal to 7% of any upfront and milestone payments that we receive from the sublicensing of rights to Ampyra or other aminopyridine products. We estimate the revenue recognition period for the upfront payment that we received from Biogen, and for any milestone payments made to us by Biogen, and for the corresponding payments that we make to Alkermes, to be approximately 12 years from the date of the receipt of payment from Biogen. See Note 2 - for a description of changes to the recognition of revenue beginning in 2018.

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

Selincro

Cost of sales consists of amortization of the intangible asset through September 30, 2017 based on the initial useful life and the subsequent accelerated amoritization associated with the amendment to the licensing agreement with Lundbeck. See Note 4 – for further information about intangible assets.

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

The following table shows, for each of the years ended, (i) the total third party expenses for clinical development, and preclinical research and development, on a project-by-project basis, (ii) our unallocated research and development operating expenses, and (iii) acquisitions, licenses and milestone payments, on a project-by-project basis:

(in thousands)	Year Ended December 31,
	2017	2016	2015
Preclinical and clinical development:
Contract expenses—Inbrija	$39,405	$59,736	$32,689
Contract expenses—tozadenant	31,307	19,473	—
Contract expenses—Ampyra LCM	4,528	18,093	15,311
Contract expenses—Diazepam Nasal Spray/Plumiaz	3,130	10,330	9,825
Contract expenses—rHIgM22	2,594	4,741	4,554
Contract expenses—CVT-427	951	3,412	2,678
Contract expenses—cimaglermin alfa (previously GGF2)	902	2,362	8,017
Contract expenses—SYN-120	453	1,609	—
Contract expenses—BTT-1023	163	599	—
Contract expenses—Other	70	527	432
Contract expenses—AC105	12	100	384
Contract expenses—NP-1998	0	90	908

Research and development operating expenses:	82,544	82,310	65,601

Acquisitions, licenses and milestones:
Diazepam Nasal Spray/Plumiaz	—	—	8,750
rHIgM22	26	25	30
cimaglermin alfa (previously GGF2)	0	10	10
Other	20	20	20
Total research and development	$166,105	$203,438	$149,209

With respect to previously established clinical study accruals in prior periods and for the year ended December 31, 2017 we did not make any significant adjustments to our clinical study costs.

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

Asset Impairment

Asset impairment pertains to impairment charges for non-financial assets such as property, plant and equipment, goodwill and intangible assets including IPR&D, developed technology, website development costs, and other assets that are determined to be impaired. Asset impairments are recognized when management determines that the fair value of an asset is less than the carrying value of the asset.

Changes in Fair Value of Acquired Contingent Consideration

Changes in the fair value of acquired contingent consideration represents changes in the estimated fair value of the Company’s acquired contingent liability. Contingent consideration is recognized at fair value as of the date of acquisition and recorded as a liability on the consolidated balance sheet. The contingent consideration is re-valued on a quarterly basis using a probability weighted discounted cash-flow approach until fulfillment or expiration of the contingency. Changes in the fair value of the contingent consideration are recognized in the statement of operations.

Other Income (Expense)

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of cash and non-cash interest expense for the convertible senior notes issued in June 2014, our capital and R&D loans and non-cash interest expense pertaining to the Fampyra royalty monetization.

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

As of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the Act, however, in certain cases, as described in Note 17 – Income Taxes, we have made a reasonable estimate of the effects on our existing deferred tax balances.

In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.

Share-Based Compensation

We account for stock options, restricted stock and restricted stock units granted to employees and non-employees by recognizing the costs resulting from all share-based payment transactions in the financial statements at their fair values. We estimate the fair value of each option on the date of grant using the Black‑Scholes closed-form option‑pricing model based on assumptions for the expected term of the stock options, expected volatility of our common stock, prevailing interest rates, and an estimated forfeiture rate.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist of cash and cash equivalents, accounts receivable, grants receivable, convertible notes payable, senior notes, liability related to the sale of future royalties and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying amounts at December 31, 2017, except for the fair value of the Company’s convertible senior notes, which was approximately $296.0 million as of December 31, 2017.

We have cash equivalents at December 31, 2017, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in Treasury money market funds, the carrying values of our cash equivalents approximate their fair values at December 31, 2017. There were no investments classified as short-term or long-term at December 31, 2017. At December 31, 2017, we held $307.1 million in cash and cash equivalents which had an average interest rate of approximately 0.5%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of our 2017 fiscal year (the period covered by this report). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief,

Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of 2017 (the period covered by this report) based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2017. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Acorda Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acorda Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Acorda Therapeutics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Hartford, Connecticut

March 1, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2018 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our 2018 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2018 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Information Concerning Executive Officers” and “Additional Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2018 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the caption “Certain Relationships and Related Transactions,” and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our 2018 Proxy Statement under the caption for the proposal relating to the “Ratification of Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics, Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Acorda Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the  financial position of the Company at December 31, 2017 and 2016, and the  results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2010.

Hartford, Connecticut

March 1, 2018

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$307,068	$158,537
Restricted cash	410	79
Trade accounts receivable, net of allowances of $845 and $964, as of December 31, 2017 and 2016, respectively	81,403	52,239
Prepaid expenses	13,333	12,907
Finished goods inventory held by the Company	37,501	43,135
Other current assets	1,983	5,760
Total current assets	441,698	272,657
Property and equipment, net of accumulated depreciation	36,669	34,310
Goodwill	286,611	280,599
Deferred tax asset	—	4,400
Intangible assets, net of accumulated amortization	430,603	742,242
Non-current portion of deferred cost of license revenue	1,638	2,272
Other assets	750	5,855
Total assets	$1,197,969	$1,342,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,367	$26,933
Accrued expenses and other current liabilities	100,128	104,890
Current portion of deferred license revenue	9,057	9,057
Current portion of loans payable	645	6,256
Current portion of liability related to sale of future royalties	6,763	—
Current portion of convertible notes payable	—	765
Total current liabilities	143,960	147,901
Convertible senior notes (due 2021)	308,805	299,395
Acquired contingent consideration	112,722	72,100
Non-current portion of deferred license revenue	23,398	32,456
Non-current portion of loans payable	25,670	24,635
Deferred tax liability	22,459	92,807
Non-current portion of liability related to sale of future royalties	29,025	—
Other non-current liabilities	11,943	8,830
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares at December 31, 2017 and no shares at December 31, 2016; no shares issued as of December 31, 2017	—	—
Common stock, $0.001 par value. Authorized 80,000,000 shares at December 31, 2017 and 2016; issued 46,441,428 and 45,680,042 shares, including those held in treasury, as of December 31, 2017 and 2016, respectively	46	46
Treasury stock at cost (16,151 and 12,420 shares at December 31, 2017 and 2016, respectively)	(389)	(329)
Additional paid-in capital	968,580	921,365
Accumulated deficit	(455,108)	(243,970)
Accumulated other comprehensive income (loss)	6,858	(12,901)
Total stockholders’ equity	519,987	664,211
Total liabilities and stockholders’ equity	$1,197,969	$1,342,335

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2017	2016	2015
Revenues:
Net product revenues	$549,749	$493,358	$466,111
Royalty revenues	29,481	17,186	17,492
License revenue	9,057	9,057	9,057
Total net revenues	588,287	519,601	492,660
Costs and expenses:
Cost of sales	135,080	107,475	92,297
Cost of milestone and license revenue	634	634	634
Research and development	166,105	203,437	149,209
Selling, general and administrative	181,619	235,437	205,630
Asset impairment	296,763	—	—
Changes in fair value of acquired contingent consideration	40,900	8,600	10,900
Total operating expenses	821,101	555,583	458,670
Operating (loss) income	(232,814)	(35,982)	33,990
Other expense (net):
Interest and amortization of debt discount expense	(18,664)	(16,527)	(15,472)
Interest income	136	339	440
Other (expense) income	(543)	9,902	411
Total other expense (net)	(19,071)	(6,286)	(14,621)
(Loss) income before taxes	(251,885)	(42,268)	19,369
Benefit from (provision for) income taxes	28,526	6,665	(8,311)
Net (loss) income	$(223,359)	$(35,603)	$11,058
Net loss attributable to non-controlling interest	—	985	—
Net (loss) income attributable to Acorda Therapeutics, Inc.	$(223,359)	$(34,618)	$11,058
Net (loss) income per share—basic	$(4.86)	$(0.76)	$0.26
Net (loss) income per share—diluted	$(4.86)	$(0.76)	$0.25
Weighted average common shares outstanding used in computing net (loss) income per share—basic	45,999	45,259	42,230
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	45,999	45,259	43,621

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2017	2016	2015
Net (loss) income	$(223,359)	$(35,603)	$11,058
Other comprehensive income (loss):
Foreign currency translation adjustment	19,759	(12,901)	—
Unrealized losses on available-for-sale securities, net of tax	—	—	(45)
Reclassification of net losses to net income	—	119	—
Other comprehensive income (loss), net of tax	$19,759	(12,782)	(45)
Comprehensive (loss) income attributable to Acorda Therapeutics, Inc.	$(203,600)	$(48,385)	$11,013
Comprehensive loss attributable to noncontrolling interests.	$—	$(110)	$—

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common stock
	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders equity
Balance at December 31, 2014	41,884	$42	$(329)	$761,026	$(220,410)	$(74)	$—	$540,255
Compensation expense for issuance of stock options to employees	—	—	—	25,026	—	—	—	25,026
Compensation expense for issuance of restricted stock to employees	244	—	—	8,441	—	—	—	8,441
Exercise of stock options	871	1	—	18,095	—	—	—	18,096
Excess tax benefit from share- based compensation arrangements	—	—	—	194	—	—	—	194
Other comprehensive loss, net of tax	—	—	—	—	—	(45)	—	(45)
Net income	—	—	—	—	11,058	—	—	11,058
Balance at December 31, 2015	42,999	43	(329)	812,782	(209,352)	(119)	—	603,025
Compensation expense for issuance of stock options to employees	—	—	—	28,090	—	—	—	28,090
Compensation expense for issuance of restricted stock to employees	236	—	—	8,296	—	—	—	8,296
Exercise of stock options	194	—	—	3,427	—	—	—	3,427
Excess tax charges for share- based compensation arrangements	—	—	—	(13)	—	—	—	(13)
Private placement, net of issuance costs	2,251	3	—	72,088	—	—	—	72,091
Acquisition of subsidiary	—	—	—	—	—	—	25,736	25,736
Purchase of noncontrolling interest	—	—	—	(3,305)	—	—	(24,641)	(27,946)
Other comprehensive loss, net of tax	—	—	—	—	—	(12,782)	(110)	(12,893)
Net loss	—	—	—	—	(34,618)	—	(985)	(35,603)
Balance at December 31, 2016	45,680	46	(329)	921,365	(243,970)	(12,901)	(0)	664,211
Adjustment to accumulated deficit (pursuant to adoption of ASU 2016-09)	—	—	—	—	12,221	—	—	12,221
Compensation expense for issuance of stock options to employees	—	—	—	24,910	—	—	—	24,910
Compensation expense for issuance of restricted stock to employees	263	—	—	7,904	—	—	—	7,904
Exercise of stock options	498	—	—	10,479	—	—	—	10,479
Restructuring Cost pursuant to equity modification	—	—	—	967	—	—	—	967
Purchase of Treasury Stock	—	—	(60)	—	—	—	—	(60)
Purchase of noncontrolling interest	—	—	—	2,955	—	—	—	2,955
Other comprehensive income	—	—	—	—	—	19,759	—	19,759
Net loss	—	—	—	—	(223,359)	—	—	(223,359)
Balance at December 31, 2017	46,441	$46	$(389)	$968,580	$(455,108)	$6,858	$—	$519,987

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(223,359)	$(35,603)	$11,058
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Recognition of deferred product revenue - Zanaflex	—	—	(22,186)
Share-based compensation expense	32,814	36,386	33,467
Amortization of net premiums and discounts on investments	—	467	3,366
Amortization of debt discount and debt issuance costs	12,153	9,717	8,562
Depreciation and amortization expense	23,234	21,582	15,012
Intangible asset impairment	296,763	—	—
Change in contingent consideration obligation	40,622	8,600	10,900
Gain on sale of Zanaflex franchise	(3,534)	—	—
Realized gain on foreign currency transaction	247	(9,856)	—
Restructuring costs, net of cash payments	1,472	—	—
Non-cash royalty revenue	(2,705)	—	—
Deferred tax (benefit) provision	(54,044)	(11,190)	3,975
Excess tax charge (benefit) from share-based compensation arrangements	—	15	(194)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(29,112)	(19,965)	744
Decrease (increase) in prepaid expenses and other current assets	3,445	6,904	(998)
Decrease (increase) in inventory	5,505	(6,660)	(9,639)
Decrease in non-current portion of deferred cost of license revenue	634	634	634
Decrease in other assets	3,759	34	34
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(3,571)	37,625	(1,184)
Decrease in non-current portion of deferred license revenue	(9,057)	(9,057)	(9,057)
Increase (decrease) in other non-current liabilities	1,491	16	(198)
Decrease in deferred product revenue—Zanaflex	—	—	(989)
(Increase) decrease in restricted cash	(257)	5,698	(4,826)
Net cash provided by operating activities	96,500	35,347	38,481
Cash flows from investing activities:
Purchases of property and equipment	(13,688)	(6,192)	(5,921)
Purchases of intangible assets	(688)	(893)	(1,145)
Acquisitions, net of cash received and gain on foreign currency transaction	—	(266,454)	—
Net proceeds from sale of Zanaflex franchise	3,663	—	—
Purchases of investments	—	(40,215)	(434,670)
Proceeds from maturities of investments	—	239,968	356,500
Net cash used in investing activities	(10,713)	(73,786)	(85,236)
Cash flows from financing activities:
Debt issuance costs	—	(1,587)	—
Proceeds from issuance of common stock and option exercises	10,479	75,520	18,096
Repayment/(purchase) of non-controlling interest	2,722	(27,946)
Purchase of treasury stock	(60)	—	—
Net proceeds from royalty monetizations	50,787	—	—
Repayment of loans payable	(2,409)	—	—
Excess tax (benefit) charge from share-based compensation arrangements	—	(15)	194
Repayments of revenue interest liability	—	(41)	(501)
Net cash provided by financing activities	61,519	45,931	17,789
Effect of exchange rate changes on cash and cash equivalents	1,225	(2,159)	—
Net increase (decrease) in cash and cash equivalents	148,531	5,333	(28,966)
Cash and cash equivalents at beginning of period	158,537	153,204	182,170
Cash and cash equivalents at end of period	$307,068	$158,537	$153,204
Supplemental disclosure:
Cash paid for interest	$6,066	$6,059	$7,218
Cash paid for taxes	14,929	4,250	4,697

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include share‑based compensation accounting, which are largely dependent on the fair value of the Company’s equity securities, measurement of changes in the fair value of acquired contingent consideration which is based on a probability weighted discounted cash flow valuation methodology, estimated deductions to determine net revenue such as allowances for customer credits, including estimated discounts, rebates, and chargebacks, which are estimated based on available information that will be adjusted to reflect known changes in the factors that impact such allowances and valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated securities including a Treasury money market fund which is unrestricted as to withdrawal or use. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. We maintain cash balances in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Restricted Cash

Restricted cash represents a bank account with funds to cover the Company’s self-funded employee health insurance. At December 31, 2017, the Company also held $0.6 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under facility leases, which is included with other assets in the consolidated balance sheet due to the long-term nature of the letters of credit. (see Note 10).

Investments

Short-term investments consist of a Treasury money market fund. The Company classifies marketable securities available to fund current operations as short-term investments in current assets on its consolidated balance sheets. Marketable securities are classified as long-term investments in long-term assets on the consolidated balance sheets if the Company has the ability and intent to hold them and such holding period is longer than one year. The Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at the fair value of the investments based on quoted market prices.

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

Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale securities and adjustments for foreign currency translation and is recorded and presented net of income tax. There was no income tax allocated to the foreign currency translation adjustment in Other Comprehensive Income (Loss) for the period ended December 31, 2017 and 2016. The cumulative foreign currency translation adjustment reported in Other Comprehensive Income (Loss) was $19.8 million and $(12.9) million for the period ended December 31, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of cost or market value net realizable value or replacement cost. The Company capitalizes inventory costs associated with the Company's products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Cost is determined using the first-in, first-out method (FIFO) for all inventories. The Company establishes reserves as necessary for obsolescence and excess inventory.

Ampyra

The cost of Ampyra inventory manufactured by Alkermes plc (Alkermes) is based on agreed upon pricing with Alkermes. In the event Alkermes does not manufacture the products, Alkermes is entitled to a compensating payment for the quantities of product provided by Patheon, the Company’s alternative manufacturer. This compensating payment is included in the Company’s inventory balances.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, except for assets acquired in a business combination, which are recorded at fair value as of the acquisition date. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which ranges from one to seven years. Leasehold improvements are recorded at cost, less accumulated amortization, which is computed on a straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Intangible Assets

The Company has finite lived intangible assets related to Ampyra and for certain website development costs. These intangible assets are amortized on a straight line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company’s evaluation of the intangible assets, it considers the term of the underlying asset life and the expected life of the related product line. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. The Company also has indefinite lived intangible assets for the value of acquired in-process research and development related to Inbrija and BTT1023. The Company reviews the carrying value of indefinite lived intangible assets annually and whenever indicators of impairment are present. See “In-Process Research and Development” and Note 4 for discussion about intangible assets.

Contingent Consideration

The Company may record contingent consideration as part of the cost of business acquisitions. Contingent consideration is recognized at fair value as of the date of acquisition and recorded as a liability on the consolidated balance sheet. The contingent consideration is re-valued on a quarterly basis using a probability weighted discounted cash-flow approach until fulfillment or expiration of the contingency. Changes in the fair value of the contingent consideration are recognized in the statement of operations. See Note 16 for discussion on the Alkermes ARCUS agreement.

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

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

As of October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (“Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the Collaboration and Licensing Agreement between the Company and Biogen, up to an agreed upon threshold of royalties. When this threshold is met, if ever, the Fampyra royalty revenue will revert back to the Company and the Company will continue to receive the Fampyra royalty revenue from Biogen until the revenue stream ends. The transaction does not include potential future milestones to be paid by Biogen to Acorda.

The Company maintained the rights under the license and collaboration agreement with Biogen, therefore, the Royalty Agreement has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement, in accordance with the relevant accounting guidance. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCRP over the term of the agreement up to the agreed upon threshold of royalties. The total threshold of net royalties to be paid, less the net proceeds received will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method and records interest expense based on the timing of the payments received over the term of the royalty agreement. The Company’s estimate of the interest rate under the arrangement is based on forecasted net royalty payments expected to be made to HCRP over the life of the royalty agreement. The Company estimated an effective annual interest rate of approximately 15%. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, the Company will reassess the effective interest rate and adjust the rate prospectively as required. Non-cash royalty revenue is reflected as royalty revenue and non-cash interest expense is reflected as interest and amortization of debt discount expense in the Statement of Operations.

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

In-Process Research and Development

The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method”, and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets that are determined to have had a drop in their fair value are adjusted downward and an impairment is recognized in the statement of operations. These assets are tested at least annually or sooner when a triggering event occurs that could indicate a potential impairment.

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

Revenue Recognition

Ampyra

Ampyra is available only through a network of specialty pharmacy providers that provide the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the

U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies. Ampyra is not available in retail pharmacies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of Ampyra following shipment of product to a network of specialty pharmacy providers, Kaiser Permanente, and ASD Specialty Healthcare, Inc. The specialty pharmacy providers, Kaiser Permanente, and ASD Specialty Healthcare, Inc. are contractually obligated to hold no more than  20 days of inventory.

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

Zanaflex

The Company applies the revenue recognition guidance in Accounting Standards Codification (ASC) 605-15-25, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. Prior to the three-month period ended September 30, 2015, the Company accounted for Zanaflex tablet and capsule (Zanaflex products) shipments using a deferred revenue recognition model (sell-through). Under the deferred revenue recognition model, the Company did not recognize revenue upon product shipment. For product shipments, the Company invoiced the wholesaler, recorded deferred revenue at gross invoice sales price, and classified the cost basis of the product held by the wholesaler as a separate component of inventory. The Company recognized revenue when prescribed to the end-user, on a first-in first-out (FIFO) basis. The Company’s revenue to be recognized was based on the estimated prescription demand, based on pharmacy sales for its products using third-party information, including third-party market research data. The Company’s sales and revenue recognition reflected the Company’s estimate of actual product prescribed to the end-user. As of the third quarter of 2015, the Company began recognizing sales for Zanaflex products when the product was shipped to its wholesale distributors (sell-in), as the Company was able to reasonably estimate expected returns. For the three-month period ended September 30, 2015, the Company recognized a one-time increase in net revenue of $22.2 million, representing previously deferred product sales as of June 30, 2015, net of an allowance for estimated returns. See Note 5 – regarding the sale of the Zanaflex assets.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash, cash equivalents, restricted cash and accounts receivable. The Company maintains cash, cash equivalents and restricted cash with approved financial institutions. The Company is exposed to credit risks and liquidity in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

The Company does not own or operate, and currently does not plan to own or operate, facilities for production and packaging of Ampyra or its other commercial product Qutenza. It relies and expects to continue to rely on third parties for the production and packaging of its commercial products and clinical trial materials for all of its products except Inbrija. The Company leases a manufacturing facility in Chelsea, Massachusetts which produces Inbrija for clinical trials and eventually will produce commercial supply, if approved.

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

The Company’s principal direct customers as of December 31, 2017 were a network of specialty pharmacies, Kaiser Permanente, and ASD Specialty Healthcare, Inc. for Ampyra and two specialty distributors for Qutenza, one of which is ASD Specialty Healthcare, Inc. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s revenue or approximately 82% of total revenue in 2017. Three customers individually accounted for more than 10% of the Company’s revenue in  2016 and 2015. Four customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 69% of total accounts receivable as of December 31, 2017. Three customers individually accounted for more than 10% of the Company’s accounts receivable as of December 31, 2016. The Company’s net product revenues are generated in the U.S.

Allowance for Cash Discounts

An allowance for cash discounts is accrued based on historical usage rates at the time of product shipment. The Company adjusts accruals based on actual activity as necessary. Cash discounts are typically settled with customers within 34 days after the end of each calendar month. The Company had cash discount allowances of $6.9 million and $5.7 million for the years ended December 31, 2017 and 2016, respectively. The Company’s accruals for cash discount allowances were $0.8 million and $0.6 million as of December 31, 2017 and 2016, respectively.

(in thousands)	Cash discounts
Balance at December 31, 2015	$514
Allowances for sales 2016	5,689
Allowances for prior year sales	(24)
Actual credits for sales during 2016	(5,152)
Actual credits for prior year sales	(433)
Balance at December 31, 2016	$594
Allowances for sales 2017	6,940
Allowances for prior year sales	(42)
Actual credits for sales during 2017	(6,056)
Actual credits for prior year sales	(592)
Balance at December 31, 2017	$844

Allowance for Doubtful Accounts

A portion of the Company’s accounts receivable may not be collected. The Company provides reserves based on an evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not historically experienced material losses related to credit risk. The Company had no recognized allowance as of December 31, 2017. The Company recognized an allowance related to one customer of approximately $0.4 million as of December 31, 2016. For the year ended December 31, 2017 and 2016, the provisions and write-offs were immaterial.

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
(d)	Convertible Senior Notes were measured at fair value based on market quoted prices of the debt securities; and
(e)	Capital and R&D loans were measured at fair value based on a discounted cash flow approach.

Earnings per Share

Basic net income (loss) per share and diluted net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the vesting of restricted stock and the potential dilutive effects of the conversion option on the Company’s convertible debt. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. See Note 18 for discussion on earnings (loss) per share.

Share‑based Compensation

The Company has various share‑based employee and non-employee compensation plans, which are described more fully in Note 10.

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

Accumulated Other Comprehensive Income (Loss)

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

The Company has finalized its review of its existing revenue contracts. As a result of its assessment, the Company determined that there may be a significant impact related to the recognition of license revenues associated with its Biogen contract. The Company is currently evaluating whether the revenue should be recognized at a point in time rather than over a period of time and the cumulative effect of this change could be material. The Company is also finalizing its accounting policies and designing and implementing the necessary changes to processes and controls in order to account for revenue under the new standard. Based on the Company's timeline and planned resources, the Company anticipates completing its implementation in connection with its first quarter 2018 interim financial statements.

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

Recent Accounting Pronouncements – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. In July 2015, the FASB deferred the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017. The Company will adopt this guidance on January 1, 2018. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company will adopt the new guidance following the modified retrospective approach.

The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized. The underlying principle is that revenue is to be recognized for the transfer of goods or services to customers that reflects the amount of consideration that the Company expects to be entitled to in exchange for those goods or services.

The Company completed its assessment of the new guidance and evaluated the new requirements as applied to its existing revenue contracts. As a result of its assessment, the Company determined that the most significant impact will relate to the recognition of license revenues associated with its Biogen contract at a point in time rather than over a period of time. The Company estimates that the impact of this change to the Company’s balance sheet will be a reduction of $9.1 million and $23.4 million, respectively, to the current and non-current portions of deferred license revenue and a reduction of $0.6 million and $1.6 million, respectively, to other current assets and the non-current portion of deferred cost of license revenue with a resulting reduction of $5.6 million to the deferred tax asset due to the changes in deferred revenue. The net impact of this change will result in an overall adjustment to increase the opening retained earnings balance by approximately $24.6 million at January 1, 2018.

The Company completed a review of its revenue contracts and continues to work on its plan for implementation of the new guidance including reviewing accounting policies and evaluating internal controls and will implement any changes as required to facilitate adoption of the new guidance which the Company expects to adopt beginning January 1, 2018.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects to adopt this guidance effective January 1, 2018. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update ASU 2016-15 “Statement of Cash Flows” (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which specifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU requires retrospective application to all periods presented and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update ASU 2016-18 “Statement of Cash Flows” (Topic 230), Restricted Cash (ASU 2016-18), which defines new requirements for the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this ASU require retrospective application to each period presented and are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations” (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides additional clarification to aid in determining when a set of assets and activities is not a business. The amendments in this update require prospective applications and are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt this guidance effective January 1, 2018. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating whether it will adopt this guidance early. The Company does not exepect the adoption of this guidance to have a significant impact on the consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation – Stock Compensation” (Topic 718): Scope of Modification Accounting (ASU 2017-09). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 allows for prospective application and is effective for fiscal years beginning after December 15, 2017, and interim periods therein with early adoption permitted for interim or annual periods. The Company expects to adopt this guidance effective January 1, 2018. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events that required disclosure in our financial statements.

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

During the year ended December 31, 2017, the Company received a refund of the cash security deposit of approximately $2.7 million following the final determination and payment of the redemption price for the shares subject to the redemption proceedings.

The Company estimated the fair value of the assets acquired and liabilities assumed as of the date of acquisition based on the information available at that time. The Company recorded measurement-period adjustments to its preliminary purchase price allocation to increase current liabilities and to decrease other current assets and other long-term liabilities from the acquisition date through December 31, 2016. The total net impact of these adjustments was an increase to goodwill of $1.2 million, which reduced current assets and long-term liabilities and increased current liabilities and the deferred tax liability with a corresponding decrease to goodwill. These changes had an immaterial effect on any related amortizations for the period April 18, 2016 through December 31, 2016. The Company recorded its final measurement-period adjustments to the purchase price allocation from the acquisition date through April 18, 2017. During the year ended December 31, 2017, the Company recorded final measurement period adjustments of approximately $6.4 million to its purchase price allocation with a corresponding offset to goodwill. The final measurement period adjustments included a reduction to current liabilities of approximately $3.8 million related to the  convertible capital loans as the Company was able to determine the fair market value of these loans, a reduction to other long-term liabilities of approximately $2.7 million due to the finalization of the valuation of the non-convertible capital loans and an increase to deferred tax liabilities of approximately $0.2 million due to the finalization of the provisional amounts recorded for deferred tax liabilities.

The following table presents the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)	Preliminary Allocation, as adjusted through December 31, 2016	Measurement Period Adjustments	Final Allocation, as of April 18, 2017
Cash and cash equivalents	$73,854	$—	$73,854
Other current assets	1,878	—	1,878
Other long-term assets	4,962	—	4,962
Intangible assets (indefinite-lived)	260,500	—	260,500
Intangible assets (definite-lived)	65,000	—	65,000
Current liabilities	(18,572)	3,837	(14,735)
Deferred taxes	(89,908)	(156)	(90,064)
Other long-term liabilities	(25,690)	2,740	(22,950)
Fair value of assets and liabilities acquired	272,024	6,421	278,445
Goodwill	103,876	(6,421)	97,455
Total purchase price	375,900	—	375,900
Less: Noncontrolling interests	(25,736)	—	(25,736)
Purchase consideration on date of acquisition	$350,164	$—	$350,164

   The Company accounted for the Acquisition as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of acquisition. The Company incurred approximately $18.6 million in total acquisition related expenses, all of which were expensed and included in selling, general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2017, 2016 and 2015, the Company incurred approximately $0.6 million, $17.6 million and $0.4 million, respectively, in acquisition related expenses, which were included in selling, general and administrative expenses in the consolidated statement of operations. The results of Biotie’s operations have been included in the consolidated statements of operations from the acquisition date of April 18, 2016.

The definite-lived intangible asset will be amortized on a straight line basis over the period in which the Company expects to receive economic benefit and will be reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable.

The fair value of the IPR&D was capitalized as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until disposition or completion of the assets or written off due to abandonment of the associated research and development efforts. Accordingly, during the development period after the completion of the acquisition, these assets will not be amortized into earnings; rather, these assets will be subject to periodic impairment testing. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined and the assets will be considered definite-lived intangible assets and amortized over their expected useful lives.

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

Financial Instruments

The Company does not enter into hedging transactions in the normal course of business. However, as a result of the Biotie acquisition which was completed in Euros, the Company was exposed to fluctuations in exchange rates between the U.S. dollar and the Euro until the completion of the transaction. To mitigate this risk, the Company entered into foreign currency options to limit its exposure to fluctuations in exchange rates between the U.S. dollar and the Euro until the transaction was completed. The foreign currency options were settled as of May 2, 2016. There were no foreign currency options outstanding as of December 31, 2017 and December 31, 2016.

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

(4) Intangible Assets and Goodwill

Intangible Assets

Tozadenant, SYN120, BTT1023 and Selincro IPR&D

In connection with the acquisition of Biotie (Note 3), the Company acquired global rights to tozadenant, SYN120, and BTT1023 (timolumab). SYN120 is is a potential treatment for Parkinson’s-related dementia. BTT1023 a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. The Company also acquired rights to Selincro, an orally administered drug used for the treatment of alcohol dependence. Selincro received European Medicines Agency approval in 2013 and is marketed across Europe by Biotie’s partner H. Lundbeck A/S, a Danish pharmaceutical company.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the transaction to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The Company classified the fair value of Selincro as a definite lived intangible asset. The value allocated to Selincro was $65 million, which was being amortized over the estimated remaining useful life of approximately 6 years. The value allocated to the indefinite lived intangible assets was $260.5 million.

In November 2017, the Company announced that it was discontinuing its clinical development program for                                                                                                                                                                                                                     Tozadenant, including immediately discontinuing dosing of all participants that were already enrolled in Tozadenant studies. The Company made this decision based on additional data obtained from the Phase 3 clinical trial related to previously disclosed agranulocytosis and associated serious adverse events. Based on the analysis of the additional data, the Company determined that tozadenant was fully impaired. The Company recorded a non-cash impairment charge in the amount of approximately $233.5 million to write-off the asset.

In December 2017, the Company received and reviewed the data read-out from the Phase II proof-of-concept study for SYN120. The data from the Phase II study showed that neither the primary nor key secondary endpoints achieved statistical significance. Based on the data from the study indicating a lack of statistical significance for the key endpoints in the study, management determined that SYN120 was fully impaired. The Company recorded a non-cash impairment charge in the amount of approximately $23.8 million to write-off the asset.

In the three-month period ended September 30, 2017, the Company determined the carrying value of Selincro was greater than the estimated fair market value. The Company recorded a non-cash impairment charge of $39.4 million representing the amount by which the carrying value exceeded the fair market value.

In November 2017, the Company executed an Amendment to its existing License and Commercialization Agreement with Lundbeck for the Company to provide to Lundbeck, a fully paid up royalty free license under the licensed IP for sales of Selincro outside of the U.S. in exchange for a payment of approximately $13.0 million (or approximately €11.0 million). Selincro is not approved for use in the U.S. The Company recorded the receipt of the payment from Lundbeck as royalty income and accelerated the amortization of the remaining carrying value to account for the asset monetization. The Company recorded amortization expense related to Selincro of approximately $14.7 million (or approximately €12.4 million) in the three-month period ended December 31, 2017. As of December 31, 2017, the net book value of Selincro is $0.

Inbrija (levodopa inhalation powder) and ARCUS Technology IPR&D

In connection with the acquisition of Civitas in October 2014, the Company acquired global rights to Inbrija, a Phase 3 treatment candidate for OFF periods of Parkinson’s disease. The acquisition of Civitas also included rights to Civitas’s proprietary ARCUS drug delivery technology, which the Company believes has potential applications in multiple disease areas. Inbrija is a self-administered, inhaled formulation of levodopa, or L-dopa, for the treatment of OFF periods in Parkinson’s disease.

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

As a result of the invalidation of the patents, the estimated remaining useful lives of the Ampyra intangible assets were reviewed to determine if there was a change in the estimated useful lives of these assets. Based on the review, the Company determined that there was a change in the estimated useful lives of these assets that would require an acceleration of the amortization expense. The Company determined that the estimated useful lives of these intangible assets will coincide with the expiration of the ‘938 patent, unless the appeal is resolved favorably. The Company accounted for this change prospectively as a change in an accounting estimate beginning in the three-month period ended June 30, 2017. The acceleration of the amortization associated with the change in the estimated remaining useful lives of these intangible assets, did not have a material impact on the Company’s statement of operations for the year ended December 31, 2017.

Websites

Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and various other websites.

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. As of December 31, 2017, the Company determined that the intangible assets were not impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

Intangible assets consisted of the following:

		December 31, 2017					December 31, 2016
(Dollars In thousands)	Estimated Remaining Useful Lives (Years)	Cost	Accumulated Amortization	Impairment	Foreign Currency Translation	Net Carrying Amount	Cost	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
In-process research & development (1)	Indefinite-lived	$683,500	$—	$(257,317)	$1,317	$427,500	$683,500	$—	$(1,794)	$681,706
Selincro	n/a	65,000	(27,932)	(39,446)	2,378	—	65,000	(6,445)	(4,061)	54,494
Ampyra milestones	1	5,750	(4,438)	—	—	1,312	5,750	(2,677)	—	3,073
Ampyra CSRO royalty buyout	1	3,000	(2,642)	—	—	358	3,000	(2,108)	—	892
Website development costs	3	13,983	(12,816)	—	—	1,167	13,459	(11,485)	—	1,974
Website development costs–in process	n/a	266	—	—	—	266	103	—	—	103
		$771,499	$(47,828)	$(296,763)	$3,695	$430,603	$770,812	$(22,715)	$(5,855)	$742,242

(1)	Includes the fair values of Inbrija: $423.0 million and BTT 1023: $4.5 million as of December 31, 2017.

The Company recorded $25.1 million and $9.1 million in amortization expense related to these intangible assets for the years ended December 31, 2017 and 2016, respectively.

Estimated future amortization expense for intangible assets subsequent to December 31, 2017 is as follows:

(In thousands)
2018	$2,394
2019	351
2020	92
2021	—
2022	—
Thereafter	—
$2,837

The weighted-average remaining useful lives of all amortizable assets is approximately 1.8 years.

Goodwill

The following table presents the goodwill balances at December 31, 2017 and 2016 and the associated changes in goodwill through December 31, 2017.

(In thousands)
Balance at December 31, 2016	$280,599
Decrease to goodwill due to measurement period adjustments	(6,421)
Foreign currency translation adjustment	12,433
Balance at December 31, 2017	$286,611

(5) Zanaflex Asset Sale

On November 13, 2017, the Company entered into an asset purchase agreement (“Agreement”) to sell its rights and interests related to its Zanaflex assets for a purchase price of $4.0 million. The Company recognized a gain on the sale of approximately $3.5 million for the year ended December 31, 2017 after reflecting the direct costs to complete the transaction and the net book value of the inventory transferred to the buyer. The gain on the sale is recognized in the Statement of Operations as a reduction to the selling, general and administrative expenses.

(6) Investments

The changes in AOCI associated with the net unrealized holding losses on available-for-sale investments during the year ended 2016 were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2015	$(119)
Other comprehensive loss before reclassifications:	—
Amounts reclassified from accumulated other comprehensive loss	119
Net current period other comprehensive loss	119
Balance at December 31, 2016	—

(7) Property and Equipment

Property and equipment consisted of the following:

(In thousands)	December 31, 2017	December 31, 2016	Estimated useful lives used
Machinery and equipment	$24,956	$21,964	2-7 years
Leasehold improvements	23,978	19,406	Lesser of useful life or remaining lease term
Computer equipment	21,560	18,700	1-3 years
Laboratory equipment	8,542	7,522	2-5 years
Furniture and fixtures	2,635	2,890	4-7 years
Capital in progress	4,995	3,629
	86,666	74,111
Less accumulated depreciation	(49,997)	(39,801)
	$36,669	$34,310

Depreciation and amortization expense on property and equipment was $11.0 million and $12.3 million for the years ended December 31, 2017 and 2016, respectively.

(8) Preferred Stock

Stockholder Rights Plan

On August 31, 2017, the Board of Directors of the Company adopted a stockholder rights plan (Rights Plan) to preserve the ability of the Board to protect the interests of stockholders in transactions that may result in an acquisition of control of the Company, including tender offers and open market purchases of the Company’s securities. In general terms, the Rights Plan works by significantly diluting the stock ownership of any person or group that acquires 15% or more of the outstanding common stock of the Company without the approval of the Board (such person, an Acquiring Person). The rights plan exempts any person or group owning 15% or more of the Company’s outstanding common stock when we announced the rights plan, however the exemption does not apply to additional shares acquired after the announcement.

Under the Rights Plan, on August 31, 2017, the Board authorized and declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock, par value $0.001 per share, of the Company. The dividend was payable to the stockholders of record on September 11, 2017 (Record Date). Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at a price of $110 per one one-thousandth of a Preferred Share, subject to adjustment. As of December 31, 2017, there were 1,000,000 preferred shares authorized and no such shares issued and outstanding. In addition, one Right will automatically attach to each Common Share that becomes outstanding between the Record Date and the earliest of the Distribution Date, the redemption of the Rights or the expiration of the Rights. The Distribution Date is the close of business on the tenth day after the first date of public announcement that any person has become an Acquiring Person or such earlier date as a majority of the Board becomes aware of the existence of an Acquiring Person. Until a Right is exercised, the holder thereof, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights are not exercisable until the Distribution Date. The Rights will expire at the close of business on August 31, 2018, unless earlier redeemed or exchanged by the Company.

(9) Common Stock Options and Restricted Stock

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

The 2006 Plan was administered by the Compensation Committee of the Board of Directors, which selected the individuals to be granted options and restricted stock, determined the time or times at which options and restricted stock were to be granted, determined the number of shares to be granted subject to any option or restricted stock and the duration of each option and restricted stock, and made any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. The number of shares of common stock authorized for issuance under the 2006 Plan as of December 31, 2017 was 14,912,048 shares. The total number of shares of common stock available for issuance under the 2006 Plan, including shares of common stock subject to the then outstanding awards, automatically increased on January 1 of each year during the term of the 2006 Plan, beginning 2007, by a number of shares of common stock equal to 4% of the outstanding shares of common stock on that date, unless otherwise determined by the Board of Directors.. As of December 31, 2017, the Company had granted an aggregate of 11,778,603 shares as restricted stock or subject to issuance upon exercise of stock options under the 2006 Plan, of which 5,870,938 shares remained subject to outstanding options.

On June 9, 2015, the Company’s stockholders approved the adoption of the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan). The 2015 Plan serves as the successor to the Company’s 2006 Plan, as amended, and no further option or stock grants will be made under the 2006 Plan after the effective date, as determined under Section 1 of the 2015 Plan. All employees of the Company are eligible to participate in the 2015 Plan, including executive officers, as well as directors, consultants, advisors and other service providers of the Company or any of its subsidiaries. The 2015 Plan also covers the issuance of restricted stock.

The 2015 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options, restricted stock, and restricted stock units, determines the time or times at which options, restricted stock, and restricted stock units are to be granted, determines the number of shares to be granted subject to any option, restricted stock or restricted stock unit and the duration of each option, restricted stock, and restricted stock unit, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2015 Plan. Under the 2015 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. Since inception, the number of shares of common stock authorized for issuance under the 2015 Plan as of December 31, 2017 is 5,100,000 shares. As of December 31, 2017, the Company had granted an aggregate of 4,345,147 shares either as restricted stock or shares subject to issuance upon the exercise of stock options under the 2015 Plan, of which 2,931,355 shares remained subject to outstanding options.

On April 14, 2016 the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the Acorda Therapeutics, Inc. 2016 Inducement Plan (the “2016 Plan”) to provide equity compensation to certain individuals of the Company (or its subsidiaries) in order to induce such individuals to enter into employment with the Company or its subsidiaries. The only equity awards issued under this plan were issued to individuals employed by Biotie Therapies Corp. and its subsidiary Biotie Therapies, Inc. (collectively, “Biotie”) in connection with our acquisition of Biotie. The number of shares of common stock authorized for issuance under the 2016 Plan for these awards is 366,950 shares. As of December 31, 2017, the Company had granted an aggregate of 224,762 shares either as restricted stock or shares subject to issuance upon the exercise of stock options under the 2016 Plan, of which 127,562 shares remained subject to outstanding options.

The fair value of each option granted is estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions:

	Year ended December 31,
	2017	2016	2015
Employees and directors:
Estimated volatility%	48.02%	44.63%	46.68%
Expected life in years	6.15	5.99	5.88
Risk free interest rate%	2.08%	1.46%	1.74%
Dividend yield	—	—	—

The Company estimated volatility for purposes of computing compensation expense on its employee and director options using the historic volatility of the Company’s stock price. The expected life used to estimate the fair value of employee and director options is based on the historical life of the Company’s options based on exercise data.

The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2017, 2016 and 2015 amounted to approximately $10.70, $13.26, and $15.85, respectively. No options were granted to non-employees for the years ended December 31, 2017, 2016 and 2015.

During the year ended December 31, 2017, the Company granted 2,213,397 stock options and restricted stock awards to employees and directors under all plans. The stock options were issued with a weighted average exercise price of $22.53 per share. As a result of these grants, the total compensation charge to be recognized over the service period is $24.2 million, of which $10.1 million was recognized during the year ended December 31, 2017.

Compensation costs for options and restricted stock granted to employees and directors amounted to $32.8 million, $36.4 million, and $33.5 million, for the years ended December 31, 2017, 2016 and 2015, respectively. There were no compensation costs capitalized in inventory balances. Compensation expense for options and restricted stock granted to employees and directors are classified between research and development, and selling, general and administrative expense based on employee job function. The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	Year ended December 31,
(In thousands)	2017	2016	2015
Research and development	$9,683	$10,610	$8,474
Selling, general and administrative	23,131	25,777	24,992
Total	$32,814	$36,387	$33,466

A summary of share‑based compensation activity for the year ended December 31, 2017 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at December 31, 2016	9,072	$31.11
Granted	1,671	20.36
Forfeited and expired	(1,316)	32.48
Exercised	(498)	21.02
Balance at December 31, 2017	8,929	$29.46	6.0	$5,594
Vested and expected to vest at December 31, 2017	8,806	$29.59	6.0	$5,139
Vested and exercisable at December 31, 2017	6,646	$30.26	5.2	$2,344

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2017 (In thousands)	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2017 (In thousands)	Weighted- average exercise price
$13.80 - $22.06	1,876	6.0	$18.61	1,168	$19.67
$22.13 - $28.12	1,875	6.1	26.43	1,263	26.23
$28.14 - $32.55	1,860	5.4	30.69	1,659	30.79
$32.56 - $35.74	2,101	6.3	35.22	1,489	35.08
$35.84 - $44.50	1,217	6.1	39.01	1,067	39.07
	8,929	6.0	$29.46	6,646	$30.26

Restricted Stock Activity

Restricted Stock	Number of Shares (In thousands)
Nonvested at December 31, 2016	625
Granted	542
Vested	(263)
Forfeited	(206)
Nonvested at December 31, 2017	698

Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2017 totaled $34.0 million and is expected to be recognized over a weighted average period of approximately 3.0 years.

(10) Debt

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

The outstanding note balance as of December 31, 2017 and 2016 consisted of the following:

(In thousands)	December 31, 2017	December 31, 2016
Liability component:
Principal	$345,000	$345,000
Less: debt discount and debt issuance costs , net	(36,195)	(54,580)
Net carrying amount	308,805	$290,420
Equity component	$61,195	$61,195

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

The Company determined the expected life of the debt was equal to the seven year term on the Notes. The fair value of the Company’s convertible senior notes was approximately $296.0 million as of December 31, 2017.

As of December 31, 2017, the remaining contractual life of the Notes is approximately 3.5 years. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through December 31, 2017.

The following table sets forth total interest expense recognized related to the Notes for the years ended December 31, 2017 and 2016:

(In thousands)	Year ended December 31, 2017	Year ended December 31, 2016
Contractual interest expense	$6,038	$6,038
Amortization of debt issuance costs	871	830
Amortization of debt discount	8,539	8,145
Total interest expense	$15,448	$15,013

Saints Capital Notes

      Effective January 2017, the Company paid approximately $0.8 million in full payment of these notes (See Note 16).

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

In the fiscal year ended December 31, 2017, approximately $1.1 million of debt issuance costs associated with the Credit Agreement were written off.

Non-Convertible Capital Loan

Prior to and subsequent to the acquisition of Biotie on April 18, 2016, Biotie held non-convertible capital loans (“Tekes Loans”) granted by Tekes, a Finnish Funding Agency for Technology and Innovation. The non-convertible capital loans had an adjusted acquisition-date fair value of $23.3 million (€20.6 million) and a carrying value of $23.7 million as of December 31, 2017. The Tekes Loans are comprised of fourteen non-convertible loans granted by Tekes. These loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates of these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Convertible Capital Loans

In the three-month period ended March 31, 2017, the Company extended an offer to each of the convertible capital loan holders to repurchase the outstanding principal amount of each convertible capital loan. The Company paid approximately $1.7 million (€1.5 million) and $0.2 million (€0.2 million) in March and April 2017, respectively, to repurchase the outstanding principal amount of these loans. There were no outstanding balances on these loans as of December 31, 2017.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Tekes with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $2.6 million as of December 31, 2017. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal will be paid in equal annual installments over a 5 year period, ending January 2021.

Letters of Credit

As of December 31, 2017, the Company has $0.6 million of cash collateralized standby letters of credit outstanding (see Note 2).

(11) Liability Related to Sale of Future Royalties

As of October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (“Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the License and Collaboration Agreement between the Company and Biogen, up to an agreed upon threshold of royalties. When this threshold is met, if ever, the Fampyra royalty revenue will revert back to the Company and the Company will continue to receive the Fampyra royalty revenue from Biogen until the revenue stream ends. The transaction does not include potential future milestones to be paid.

The Company maintained the rights under the license and collaboration agreement with Biogen, therefore, the Royalty Agreement has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement, in accordance with the relevant accounting guidance. The Company recorded the receipt of the $40 million payment from HCRP and established a corresponding liability in the amount of $40 million, net of transaction costs of approximately $2.2 million. The net liability is classified between the current and non-current portion of liability related to sale of future royalties in the consolidated balance sheets based on the recognition of the interest and principal payments to be received by HCRP in the next 12 months from the financial statement reporting date. The total net royalties to be paid, less the net proceeds received will be recorded to interest expense using the effective interest method over the life of the royalty agreement. The Company will estimate the payments to be made to HCRP over the term of the Agreement based on forecasted royalties and will calculate the interest rate required to discount such payments back to the liability balance. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, the Company will reassess the effective interest rate and adjust the rate prospectively as necessary.

The Company recognized non-cash royalty revenue of approximately $2.7 million, non-cash interest expense of approximately $0.6 million and debt discount amortization costs of approximately $0.1 million for the year ended December 31, 2017. The interest and debt discount amortization expense is reflected as interest and amortization of debt discount expense in the Statement of Operations.

The following table shows the activity within the liability account from the inception of the royalty agreement in November 2017 to December 31, 2017.

(In thousands)	Inception Date through December 31, 2017
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	40,000
Deferred transaction costs	(2,115)
Non-cash royalty revenue payable to HCRP	(2,705)
Non-cash interest expense recognized	608
Liability related to sale of future royalties - ending balance	$35,788

(12) Corporate Restructuring

On April 5, 2017, the Company announced a corporate restructuring to reduce its cost structure and focus its resources on its late-stage program, Inbrija.

The adoption of this restructuring plan followed the previously announced decision by the United States District Court for the District of Delaware invalidating certain patents pertaining to Ampyra. Under this ruling, Acorda expects to maintain exclusivity to Ampyra through July 2018, depending on the outcome of the appeal of the Court’s decision.

As part of this restructuring, the Company reduced headcount by approximately 20%. For the year ended December 31, 2017, the Company incurred pre-tax severance and employee separation related expenses of approximately $7.6 million associated with the restructuring. The pre-tax charges incurred include a cash component of approximately $6.6 million representing employee charges for severance payments and benefits and a non-cash component of approximately $1.0 million representing stock compensation charges. Of the pre-tax severance and employee separation related expenses incurred, $5.5 million was recorded in research and development expenses and $2.1 million was recorded in selling, general and administrative expenses. The majority of the restructuring costs were paid during fiscal year 2017.

A summary of the restructuring charges for the three and year to date periods ended December 31, 2017 is as follows:

	Severance and
	Other Employee
(In thousands)	Costs	Other Costs	Total
Q2 Restructuring costs	$7,515	$75	$7,590
Q2 Payments	(6,166)	(75)	(6,241)
Q3 Restructuring costs	29	5	34
Q3 Payments	(458)	(5)	(463)
Q4 Restructuring costs	22	—	22
Q4 Payments	(438)	—	(438)
Restructuring Liability as of December 31, 2017	$504	$—	$504

(13) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	December 31, 2017	December 31, 2016
Product allowances accruals	$37,604	$26,995
Accrued inventory	15,324	14,629
Bonus payable	10,730	15,962
Research and development expense accruals	9,092	21,151
Royalties payable	3,707	2,977
Vacation accrual	2,449	2,825
Administrative expenses	2,276	1,805
Sales force commissions and incentive payments payable	1,654	1,933
Commercial and Marketing expense accruals	1,643	2,040
Other accrued expenses	15,649	14,573
Total	$100,128	$104,890

(14) Commitments and Contingencies

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

December 31, 2017 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Payments due by period (1) (7)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible Senior Notes (2)	$365,519	$6,038	$12,075	$347,406
Capital loans (3)	23,740	—	—	23,740
Research and development loans (4)	2,579	645	1,289	645
Operating leases (5)	40,146	7,833	14,770	17,543
Inventory purchase commitments (6)	16,084	16,084	—	—
Total	$448,068	$30,600	$28,134	$389,334

(1)

Excludes a liability for uncertain tax positions totaling $7.4 million. This liability has been excluded because the Company cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

(2)	Represents the future payments of principal and interest to be made on the Convertible Senior Notes issued in June 2014 and due in 2021.
(3)

Represents payments for the non-convertible capital loans. The non-convertible capital loans have a stated maturity of less than one year. However, the repayment of the non-convertible capital loans and payment of accrued interest thereon are governed by a restrictive condition, according to which the loan principal may only be repaid if Biotie’s consolidated restricted equity is fully covered. Accrued interest may only be paid if Biotie, including its subsidiaries, has sufficient funds for profit distribution as of the most recently ended fiscal year. Interest accrues in the interim.

(4)	Represents the future principal payments on the R&D loans acquired with Biotie.
(5)

Represents payments for the operating leases of the Company’s Ardsley, NY headquarters, the Company’s manufacturing facility in Chelsea, MA, and lab and office space in Waltham, MA, South San Francisco, CA and the office in Turku Finland and excludes field auto leases which are for a one year term.

(6)

Represents Ampyra and Qutenza inventory commitments. The Ampyra inventory commitment is an estimate as the price paid for Ampyra inventory is based on a percentage of the net product sales during the quarter Alkermes ships inventory to us. Under our supply agreement with Alkermes, we provide Alkermes with monthly written 18-month forecasts, and with annual written five-year forecasts for our supply requirements of Ampyra. In each of the three months for Ampyra following the submission of our written 18-month forecast we are obligated to purchase the quantity specified in the forecast, even if our actual requirements are greater or less. We have agreed to purchase at least 75% of our annual requirements of Ampyra from Alkermes, unless Alkermes is unable or unwilling to meet its requirements, for a percentage of net product sales and the quantity of product shipped by Alkermes to us.

(7)

Pursuant to the UCB Termination and Transition Agreement, Biotie is required to pay up to $4.1 million (€ 3.9 million) to UCB. The amount that will be paid will be determined based on a percentage of future consideration Biotie will receive from tozadenant. The liability is excluded as the Company cannot currently estimate the period in which the liability will be payable, if ever.

Operating Leases

Ardsley, New York

In June 2011, the Company entered into a 15-year lease for an aggregate of approximately 138,000 square feet of office and laboratory space in Ardsley, New York. In 2014, the Company exercised its option to expand into an additional 25,405 square feet of office space, which the Company occupied in January 2015. The Company has options to extend the term of the lease for three additional five-year periods, and the Company has an option to terminate the lease after 10 years subject to payment of an early termination fee. Also, the Company has a right of first refusal until mid-2020 lease up to approximately 95,000 additional square feet of space in additional buildings at the same location. The Company’s extension, early termination, and expansion rights are subject to specified terms and conditions, including specified time periods when they must be exercised, and are also subject to limitations including that the Company not be in default under the lease.

The Ardsley lease provides for monthly payments of rent during the lease term. These payments consist of base rent, which takes into account the costs of the facility improvements funded by the facility owner prior to the Company’s occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently $4.5 million per year, which reflects an annual 2.5% escalation factor as well as the expansion, described above.

Chelsea, Massachusetts

Through our Civitas subsidiary, we lease a manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities. The approximately 90,000 square foot facility also includes office and laboratory space. Civitas leases this facility from North River Everett Ave, LLC pursuant to a lease with a term that expires on December 31, 2025, and Civitas has two additional extension options of five years each. The base rent under the lease is currently $1.5 million per year, which reflects an annual escalation factor of 2.5% as well as an amendment to the lease to add additional property at the Chelsea, Massachusetts site as further described below.

In October 2017, the Company’s Civitas subsidiary amended its existing Chelsea, Massachusetts lease. The amendment added expansion property located in Chelsea, Massachusetts next to the existing facility. The additional property includes land being used for parking and a free-standing warehouse building on the same site. The base rent for the additional property under the lease included in the rent number above, is currently $0.4 million per year with an annual escalation factor of 3.0%.

Additional Facilities

In October 2016, we entered into a 10-year lease agreement with a term commencing January 1, 2017, for approximately 26,000 square feet of lab and office space in Waltham, MA. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $1.0 million per year.

Also, through Biotie and its U.S. subsidiary, we indirectly lease office space in Turku, Finland and South San Francisco, California. We are evaluating our options for the South San Francisco, California office space upon our vacancy of this space, which is planned for the second quarter of 2018. The base rent under the South San Francisco, CA lease is currently $0.6 million per year.

We have exercised our right to terminate the Turku, Finland lease, which will be effective in the second quarter of 2018.

Future minimum commitments under all non-cancelable operating leases subsequent to December 31, 2017 are as follows:

(In thousands)
2018	$7,833
2019	7,290
2020	7,480
2021	7,673
2022	9,870
Later years	10,249
$50,395

Rent expense under these operating leases during the years ended December 31, 2017, 2016 and 2015 was approximately $8.1 million, $6.0 million, and $4.8 million, respectively.

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

Under the Company’s license agreement with Rush-Presbyterian-St. Luke’s Medical Center, it is obligated to make royalty payments as a low single digit percentage of net Ampyra and Fampyra sales in the United States and in countries other than the United States.

Under the Company’s supply agreement with Alkermes, it provides Alkermes with monthly written 18-month forecasts, and annual written five-year forecasts for its supply requirements of Ampyra and two-year forecasts for its supply requirements of Zanaflex Capsules. In each of the five months for Zanaflex and three months for Ampyra following the submission of its written 18-month forecast, the Company is obligated to purchase the quantity specified in the forecast, even if its actual requirements are greater or less. Inventory purchase commitments were $16.1 million as of December 31, 2017.

In addition, under the Company’s various other research, license and collaboration agreements with other parties, it is obligated to make milestone payments of up to an aggregate of approximately $54 million over the life of the contracts.

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

Other

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While losses, if any, are possible the Company is not able to estimate any ranges of losses as of December 31, 2017. Litigation expenses are expensed as incurred.

The Company is currently a party to various legal proceedings which are principally patent litigation matters and a shareholder litigation matter. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of these matters, the Company believes that the resolution of all such matters could potentially have a material adverse effect on its consolidated financial position or liquidity and could potentially be material to the Company's consolidated results of operations in any one accounting period. Litigation expenses are expensed as incurred.

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

Recurring

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

(In thousands)	Level 1	Level 2	Level 3
2017
Assets Carried at Fair Value:
Cash equivalents	$9,163	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	113,000
2016
Assets Carried at Fair Value:
Cash equivalents	$18,514	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	72,100

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Year ended December 31, 2017	Year ended December 31, 2016
Acquired contingent consideration:
Balance, beginning of period	$72,100	$63,500
Fair value change to contingent consideration (unrealized) included in the statement of operations	40,900	8,600
Balance, end of period	$113,000	$72,100

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), a phase 3 candidate for the treatment of OFF periods of Parkinson’s disease and CVT-427, a Phase 1 candidate. CVT-427 is an inhaled triptan intended for acute treatment of migraine using the ARCUS drug delivery technology. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecasts for Inbrija and CVT-427, (ii) probabilities of success, and (iii) discount periods and rate. The probability of achievement of revenue milestones ranged from 26.3% to 85.0% with milestone payment outcomes ranging from $0 to $69 million in the aggregate for Inbrija and CVT-427. The valuation is performed quarterly. Gains and losses representing changes in the fair value of the contingent consideration are included in the statement of operations. For the years ended December 31, 2017 and 2016, changes in the fair value of the acquired contingent consideration were due to the recalculation of cash flows for the passage of time and updates to certain other estimated assumptions. Refer to Note 16 for more information about the Alkermes ARCUS agreement.

The acquired contingent consideration has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving probability adjusted sales estimates for Inbrija and CVT-427 and estimated discount rates, the estimated fair value could be significantly higher or lower than the fair value determined.

(16) License, Research and Collaboration Agreements

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

Under the Company’s license agreement with Rush-Presbyterian-St. Luke’s Medical Center, it is obligated to make royalty payments as a low single digit percentage of net Ampyra and Fampyra sales in the United States and in countries other than the United States.

As of December 31, 2017, 2016 and 2015, the Company made or accrued royalty payments totaling $59.9 million, $48.1 million and $37.4 million, respectively.

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

The Company has determined that the identified non-contingent deliverables (deliverables 1 and 2 immediately preceding) would have no value on a standalone basis if they were sold separately by a vendor and the customer could not resell the delivered items on a standalone basis, nor does the Company have objective and reliable evidence of fair value for the deliverables. Accordingly, the non-contingent deliverables are treated as one unit of accounting. As a result, the Company will recognize the non-refundable upfront payment from Biogen as revenue and the associated payment to Alkermes as expense ratably over the estimated term of regulatory exclusivity for the licensed products under the Collaboration Agreement as the Company had determined this was the most probable expected benefit period. The Company recognized $9.1 million in amortized license revenue, a portion of the $110.0 million received from Biogen, and $0.6 million in cost of license revenue, a portion of the $7.7 million paid to Alkermes, during each of the years ended December 31, 2017, 2016 and, 2015.

Actavis/Watson

Prior to the Company’s sale of its Zanaflex business, the Company had an agreement with Actavis, a subsidiary of Teva Pharmaceuticals and formerly Watson Pharma, to market tizanidine hydrochloride capsules, an authorized generic version of Zanaflex Capsules, which was launched in February 2012. In accordance with the agreement, the Company receives a royalty based on Actavis’ gross margin, as defined by the agreement, of the authorized generic product. During the years ended December 31, 2017 and 2016, the Company recognized royalty revenue of $2.6 million and $3.9 million, respectively, related to the gross margin of the Zanaflex Capsule authorized generic. During the years ended December 31, 2017 and 2016, the Company also recognized revenue and a corresponding cost of sales of $3.0 million and $2.7 million, respectively, related to the purchase and sale of the related Zanaflex Capsule authorized generic product to Actavis, which is recorded in net product revenues and cost of sales.

Alkermes (ARCUS products)

In December 2010, Civitas, the Company’s wholly-owned subsidiary, entered into the Asset Purchase and License Agreement (“Alkermes Agreement”), in which Civitas licensed or acquired from Alkermes certain pulmonary development programs and INDs, underlying intellectual property and laboratory equipment associated with the pulmonary business of Alkermes. The assets acquired includes (i) patents, patent applications and related know-how and documentation; (ii) a formulation of inhaled L-dopa; (iii) several other pulmonary development programs and INDs, which are part of the platform device and formulation IP; (iv) instruments, laboratory equipment and apparatus; and (v) inhalers, inhaler molds, tools, and the associated assembled equipment. In addition, Civitas leased the facility where the Alkermes operations were previously housed in Chelsea, Massachusetts.

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

As consideration for the agreement with Alkermes, Civitas issued stock and also agreed to pay Alkermes royalties on future net product sales from products developed from licensed technology under the Alkermes Agreement. The fair value of the future royalties is classified as contingent consideration. The Company estimates the fair value of this contingent consideration based on future revenue projections and estimated probabilities of receiving regulatory approval and commercializing such products. Refer to Note 15 – Fair Value Measurements for more information about the contingent consideration liability.

Roche (Tozadenant and SYN120)

Our Biotie subsidiary has an exclusive, worldwide license from Roche Palo Alto, LLC, Hoffman-La Roche, Inc. and F. Hoffman-La Roche, Ltd. to certain patents and know-how relating to tozadenant and certain patents and know-how relating to SYN120.

(17) Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and includes a variety of other changes. As of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the enactment. The Company has recorded $13.2 million as an additional income tax benefit associated with the remeasurement of its deferred tax assets and liabilities due to the tax rate change. The Company did not record a provision related to the one-time transition tax on mandatory repatriation of undistributed foreign earnings and profits per the Act, since a preliminary analysis has determined that there is no accumulated earnings and profits.

On December 22, 2017, the FASB Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $13.2 million income tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities and its assessment of the one-time transition tax on undistributed foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017 and a preliminary review of the Act. We will recognize any changes to the provisional amounts as we refine the estimates of our cumulative temporary differences, finalize the calculation of the total post-1986 earnings and profits of our foreign subsidiaries and complete our interpretations of the applications of the Act.

The domestic and foreign components of (loss) income before income taxes were as follows:

(In thousands)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Domestic	$(172,560)	$(36,454)	$16,284
Foreign	(79,325)	(5,814)	3,085
Total	$(251,885)	$(42,268)	$19,369

The benefit from (provision for) income taxes in 2017, 2016 and 2015 consists of current and deferred federal, state and foreign taxes as follows:

(In thousands)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Current:
Federal	$(11,948)	$(852)	$(603)
State	(12,653)	(4,517)	(2,773)
Foreign	(91)	781	(960)
	(24,692)	(4,588)	(4,336)
Deferred:
Federal	42,322	9,465	(2,960)
State	5,377	1,788	(1,015)
Foreign	5,519	—	—
	53,218	11,253	(3,975)
Total benefit from (provision for) income taxes	$28,526	$6,665	$(8,311)

As of December 31, 2017, Acorda’s U.S. consolidated Tax Group had utilized all of its available Federal net operating loss (NOL) carryforwards to offset its consolidated U.S. federal taxable income. The NOL carryforward that remains, approximately $144.4 million as of December 31, 2017 represents the NOL’s in a separate company federal income tax return and are offset entirely by a valuation allowance. These federal losses are expected to begin to expire in 2027.

In connection with the adoption of Accounting Standards Update 2016-09, “Compensation – Stock Compensation.” in the first quarter of 2017, the Company recorded an adjustment to accumulated deficit of $12.1 million to recognize net operating loss carryforwards, attributable to excess tax benefits on stock compensation that was not previously recognized in additional paid in capital.

After utilization of certain tax credits, the company expects to pay regular cash taxes on U.S. federal taxable income. The Company’s research and development and orphan drug credit carry-forwards of $34.5 million and $39.0 million as of December 31, 2017 and 2016, respectively, begin to expire in 2031. The Company expects to pay cash taxes in various U.S. states and Puerto Rico where it has operations and NOL carryforwards are not available or are limited.

The Company was subject to the alternative minimum tax during 2016 and 2015. The alternative minimum tax credit carryforwards of $4.8 million at December 31, 2017 and 2016 can be used to offset future regular income tax liability. Under the Act, any unused credits will become refundable over the next four years.

As of December 31, 2017, the Company had available state NOL carryforwards of approximately $167.9 million and $170.9 million as of December 31, 2017 and 2016, respectively. The state losses are expected to begin to expire in 2027, although not all states conform to the federal carryforward period and occasionally limit the use of net operating losses for a period of time.

The Company is no longer subject to federal income tax audits for tax years prior to 2014 however, such net operating losses utilized by the Company in years subsequent to 2002 is subject to review. In 2016, the company completed an IRS exam for the 2013 tax year. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for 2015 in the third quarter of 2017. There have been no proposed adjustments at this stage of the examination.

The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. These provisions were unchanged by the Act. The Company has determined that these limiting provisions were triggered during a prior year for both Acorda Therapeutics, Inc. and Neuronex, Inc., its wholly owned subsidiary. An additional limitation was triggered in 2014 for Civitas Therapeutics, Inc. and in 2016 for Biotie Therapies, Inc., both wholly owned subsidiaries of Acorda Therapeutics, Inc. The Company believes that such limitations are not expected to result in the expiration or loss of any of its federal net operating loss carryforwards and income tax credit carryforwards for Acorda and the Neuronex, Inc. and Civitas Therapeutics, Inc. acquisitions. However, the limitation triggered by the acquisition of Biotie Therapeutics, Inc. will result in an estimated $15.6 million of unused federal net operating loss carryforwards and $5.1 million of unused federal credit carryforwards expiring before they can be utilized. Future ownership changes may further limit the use of these carryforwards. Under the Act, U.S. net operating losses generated after December 31, 2017 can be carried forward indefinitely.

The Company has $65.3  million of net operating loss carryforwards outside of the U.S. as of December 31, 2017, that begin to expire in 2018 all of which are fully reserved with a valuation allowance.

The temporary differences between the book and tax treatment of income and expenses results in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that any portion of the deferred tax asset will not be recoverable, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. The Company continued to maintain a full valuation allowance against its net U.S. and net foreign deferred tax assets of Biotie and recorded additional expense of $8.8 million and $28.5 million in each jurisdiction respectively, exclusive of the impact of Tax Reform but inclusive of the foreign rate differential of $15.1 million. Additionally, the Company recorded an additional $24.8 million valuation allowance against certain U.S. federal and state deferred taxes primarily related to stock based compensation. Due primarily to the impairments recorded during 2017, the deferred tax liabilities related to indefinite lived intangibles (i.e. naked credits) in Biotie US and Biotie Switzerland were reversed and tax benefit of $83.7 million and $5.4 million were recognized, respectively.

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	(0.1)%	(3.8)%	13.3%
Non-deductible payment to prior shareholders	—	—	15.8%
Foreign income tax	—	1.2%	3.2%
Stock option compensation	(0.5)%	(3.8)%	10.4%
Stock option shortfall	(1.5)%	(6.5)%	—
Research and development and orphan drug credits	1.2%	28.9%	(42.9)%
Increase to Uncertain Tax Positions	(0.3)%	(4.8)%	7.1%
Other nondeductible and permanent differences	(0.4)%	(1.1)%	1.9%
Valuation allowance, net of foreign tax rate differential	(19.8)%	(31.6)%	(0.9)%
Transaction cost	—	(5.9)%	—
Gain or loss on hedging	—	8.2%	—
Tax reform	(2.3)%	—	—
Effective income tax rate	11.3%	15.8%	42.9%

The Company’s overall effective tax rate is affected primarily by Biotie U.S. and foreign losses for which no benefit has been recognized and the related foreign tax rate differential offset by the reversal of the deferred tax liability related to indefinite lived intangibles, the generation of fewer research and development credits and revaluing of net deferred tax liabilities to the lower U.S. tax rate of 21% as a result of the Act. The effective tax rate related to state taxes is primarily driven by Acorda’s state tax return filings as a stand-alone entity, without the benefit of Civitas and Biotie’s losses. The state taxes reflect the deferred impact of customary state tax law and apportionment changes that occurred during the year; the state effective tax rate is not necessarily indicative of the company’s expected state tax rate for the foreseeable future. U.S. income taxes are not provided for unremitted earnings of international subsidiaries and affiliates where our intention is to reinvest these earnings permanently. In conjunction with the Act the Company is evaluating its unrepatriated earnings of its subsidiaries.

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

(In thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss and other carryforwards	$53,632	$97,391
Tax credits	31,699	35,489
Deferred revenue	5,597	11,672
Stock based compensation	24,531	34,700
Contingent consideration	26,041	26,543
Employee compensation	3,212	6,116
Legal reserve	—	2,707
Rebate and returns reserve	8,215	7,582
Capitalized R&D	11,295	10,025
Other	12,368	4,096
Total deferred tax assets	$176,590	$236,321
Valuation allowance	$(98,609)	$(63,225)
Total deferred tax assets net of valuation allowance	$77,981	$173,096
Deferred tax liabilities:
Intangible assets	(91,991)	(245,500)
Convertible debt	(8,449)	(16,003)
Total deferred tax liabilities	$(100,440)	$(261,503)
Net deferred tax liability	$(22,459)	$(88,407)

The Company follows authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

(In thousands)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Beginning of period balance	$6,856	$4,835	$3,295
Increases for tax positions taken during a prior period	687	570	308
Decreases for tax positions taken during a prior period	(146)	—	—
Increases for tax positions taken during the current period	—	1,451	1,232
Reduction as a result of a lapse of statute of limitations	—	—	—
	$7,397	$6,856	$4,835

Due to the amount of the Company’s tax credit carryforwards, it has not accrued interest relating to these unrecognized tax benefits. Accrued interest and penalties, however, would be disclosed within the related liabilities lines in the consolidated balance sheet and recorded as a component of income tax expense. All of its unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company has operations in the United States, Puerto Rico, Finland, Switzerland and Germany. Typically, the period for the statute of limitations ranges from 3 to 5 years, however, this could be extended due to the Company’s NOL carryforward position in a number of its jurisdictions. The tax authorities generally have the ability to review income tax returns for periods where the statute of limitations has previously expired and can subsequently adjust the NOL carryforward or tax credit amounts. Accordingly, the Company does not expect to reverse any portion of the unrecognized tax benefits within the next year.

(18) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

(In thousands, except per share data)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Basic and diluted
Net (loss) income	$(223,359)	$(34,618)	$11,058
Weighted average common shares outstanding used in computing net (loss) income per share—basic	45,999	45,259	42,230
Plus: net effect of dilutive stock options and unvested restricted common shares	—	—	1,391
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	45,999	45,259	43,621
Net (loss) income per share—basic	$(4.86)	$(0.76)	$0.26
Net (loss) income per share—diluted	$(4.86)	$(0.76)	$0.25

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Denominator
Stock options and restricted common shares	8,804	7,749	4,179
Convertible note	—	10	19

Additionally, the impact of the convertible debt was determined to be anti-dilutive and excluded from the calculation of net income per diluted share for the years ended December 31, 2017, 2016 and 2015.

(19) Employee Benefit Plan

Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The plan includes an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. The Company’s expense related to the plan was $2.4 million, $2.6 million and $2.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(20) Quarterly Consolidated Financial Data (unaudited)

(In thousands, except per share amounts)	2017
	March 31	June 30	September 30	December 31
Total net revenues	$119,386	$139,438	$141,065	$188,398
Gross profit	94,044	109,614	110,914	137,999
Net loss (1) (2)	(18,904)	(8,196)	(25,195)	(171,064)
Net loss attributable to Acorda Therapeutics, Inc. —basic and diluted	(18,904)	(8,196)	(25,195)	(171,064)
Net loss per share—basic and diluted	$(0.41)	$(0.18)	$(0.55)	$(3.70)

	2016
	March 31	June 30	September 30	December 31
Total net revenues	$115,904	$127,458	$135,613	$140,627
Gross profit	92,559	100,864	107,810	110,258
Net loss	(520)	(18,957)	(13,032)	(3,094)
Net loss attributable to Acorda Therapeutics, Inc. —basic and diluted	(520)	(18,279)	(12,725)	(3,094)
Net loss per share—basic and diluted	$(0.01)	$(0.40)	$(0.28)	$(0.07)

(1) In the third quarter of 2017, the Company recognized an asset impairment charge of $39.4 million. See Note 4 for a discussion of the impairment charges.

(2) In the fourth quarter of 2017, the Company recognized an asset impairment charge of $257.3 million. See Note 4 for a discussion of the impairment charges.

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
3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Acorda Therapeutics, Inc. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2017.

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
4.5

Rights Agreement, dated as of August 31, 2017, between the Registrant and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A,B, and C respectively. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2017.

10.1**	Acorda Therapeutics 2006 Employee Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
10.2**

Acorda Therapeutics 2006 Employee Incentive Plan, as amended as of January 13, 2006. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 18, 2006.

10.3**	Forms of Equity Award Documents. Incorporated herein by reference to Exhibit 10.58 to Registrant’s Annual Report on Form 10-K filed on March 1, 2011.
10.4**	Acorda Therapeutics 2015 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Appendix A to the Registrant’s 2015 Proxy Statement filed as Schedule 14A on April 30, 2015.

Exhibit No.	Description

10.5**

Acorda Therapeutics 2015 Omnibus Incentive Compensation Plan as amended June 8, 2016. Incorporated herein by reference to Appendix A to the Registrant’s 2016 Proxy Statement filed as Schedule 14A on April 29, 2016.

10.6**

Forms of equity award documents for awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015.

10.7**

Revised forms of equity award documents for certain awards under the Acorda Therapeutics 2015 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2017.

10.8**

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

10.27**

Non-Statutory Stock Option Certificate under the 2006 Employee Stock Option Plan, dated as of May 13, 2014, by and between the Registrant and Andrew Hindman. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.28**

Restricted Stock Agreement, dated as of May 13, 2014, by and between the Registrant and Andrew Hindman. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.29**

Employment Agreement, dated as of May 13, 2014, by and between the Registrant and Andrew Hindman. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015.

10.30**

Employment offer letter, dated December 5, 2014, by and between the Registrant and Richard Batycky. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015.

10.31**	Employment Agreement, dated September 1, 2017, by and between the Registrant and Richard Batycky.

Exhibit No.	Description

10.32**

Employment offer letter, dated June 9, 2016, by and between the Registrant and Burkhard Blank, M.D. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016.

10.33**

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

10.37

Lease Agreement, dated as of December 6, 2000, by and between H&N Associates, LLC and Advanced Inhalation Research, Inc. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.38

Amendment A, dated August 22, 2002, to Lease Agreement by and between H&N Associates, LLC and Advanced Inhalation Research, Inc. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.39

Amendment B, dated December 4, 2006, to Lease Agreement by and between H&N Associates, LLC and Advanced Inhalation Research, Inc. Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.40

Sublease Agreement, dated December 27, 2010, by and between Alkermes, Inc. and Civitas Therapeutics, Inc. (f/k/a Corregidor Therapeutics, Inc.). Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.41

Letter agreement dated March 25, 2015, between Civitas Therapeutics, Inc. and Alkermes, Inc. regarding extension of the Sublease dated December 27, 2010, by and between Civitas Therapeutics, Inc. and Alkermes, Inc. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015.

10.42

Assignment and Amendment of Lease dated November 30, 2015, among H&N Associates, LLC, Civitas Therapeutics, Inc., and Alkermes, Inc. Incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016.

10.43

Amendment C, dated October 11, 2017, by and between North River Everett Ave, LLC (as successor to H&N Associates, LLC) and Civitas Therapeutics, Inc. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2017.

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

10.62*

Amended and Restated Addendum #2 effective June 6, 2016 to the Supply Agreement between the Registrant and Biogen Idec International GmbH dated June 30, 2009, as Amended. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016.

10.63*

Amended and Restated License Agreement, dated August 1, 2003, by and between the Registrant and Canadian Spinal Research Organization. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.64

License Agreement, dated September 26, 2003, by and between the Registrant and Rush-Presbyterian-St. Luke’s Medical Center. Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.65

License Agreement, dated as of December 19, 2003, by and among the Registrant, Cambridge University Technical Services Limited, and King’s College London. Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 20, 2011.

10.66*

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

10.68*

Amendment to Asset Purchase and License Agreement, dated as of December 9, 2011, by and between Civitas Therapeutics, Inc. and Alkermes, Inc. Incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.69*

Second Amendment to Asset Purchase and License Agreement, dated as of December 19, 2014, by and between Civitas Therapeutics, Inc. and Alkermes, Inc. Incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.70*

Termination and Transition Agreement among Biotie Therapies, Inc. Biotie Therapies AG and UCB Biopharma S.P.R.L., dated August 22, 2014. Incorporated herein by reference to Exhibit 10.12 to Biotie Therapies Corp.’s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

Exhibit No.	Description

10.71*

Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated December 10, 2008. Incorporated herein by reference to Exhibit 10.13 to Biotie Therapies Corp.’s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.72

First Letter Agreement to the Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated January 14, 2009. Incorporated herein by reference to Exhibit 10.14 to Biotie Therapies Corp.’s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.73*

Second Letter Agreement to the Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated October 20, 2009. Incorporated herein by reference to Exhibit 10.15 to Biotie Therapies Corp.’s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.74*

Third Letter Agreement to the Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated May 7, 2010. Incorporated herein by reference to Exhibit 10.16 to Biotie Therapies Corp.’s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.75*

Fourth Letter Agreement to the Amended and Restated License Agreement among Roche Palo Alto LLC, Hoffman-La Roche Inc., F.Hoffman-La Roche Ltd, Synosia Therapeutics, Inc. and Synosia Therapeutics AG, dated September 11, 2012. Incorporated herein by reference to Exhibit 10.17 to Biotie Therapies Corp.’s Registration Statement on Form F-1 (File Number 001-37423) filed on May 14, 2015.

10.76*

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

10.77

Cooperation Agreement dated February 27, 2018, by and between the Registrant and Scopia Capital Management LP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 28, 2018.

21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2018.

Acorda Therapeutics, Inc.

By:	/s/ Ron Cohen, M.D.
Ron Cohen, M.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Cohen, M.D.	President, Chief Executive Officer and Director	March 1, 2018
Ron Cohen, M.D.

/s/ David Lawrence, M.B.A.	Chief, Business Operations and Principal Accounting Officer	March 1, 2018
David Lawrence, M.B.A.

/s/ Barry Greene	Director	March 1, 2018
Barry Greene

/s/ Peder K. Jensen, M.D.	Director	March 1, 2018
Peder K. Jensen, M.D.

/s/ John P. Kelley	Director	March 1, 2018
John P. Kelley

/s/ Sandra Panem, Ph.D.	Director	March 1, 2018
Sandra Panem, Ph.D.

/s/ Lorin J. Randall	Director	March 1, 2018
Lorin J. Randall

/s/ Steven M. Rauscher, M.B.A.	Director	March 1, 2018
Steven M. Rauscher, M.B.A.

/s/ Ian Smith	Director	March 1, 2018
Ian Smith

/s/ Catherine D. Strader, Ph.D.	Director	March 1, 2018
Catherine D. Strader, Ph.D.