Form 10-K/A
period 2017-12-31
ACORDA THERAPEUTICS INC
filed 2018-03-09
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Part III, Item 11, Executive Compensation.

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence.

Part III, Item 14, Principal Accounting Fees and Services.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018 (the "Original Form 10-K"). This Amendment is being filed for the sole purpose of correcting language in the second paragraph of Note 2 Recent Accounting Pronouncements – Adopted and in the third and fourth paragraphs of Note 2 Recent Accounting Pronouncements – Not Yet Adopted included in the notes to the consolidated financial statements.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

We have not updated the information contained herein for events occurring subsequent to March 1, 2018, the filing date of the Original Form 10-K. Except as noted in this Explanatory Note, this Amendment does not alter or amend any of our other disclosures contained in the Original Form 10-K.

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

The Company adopted this guidance effective January 1, 2017 on a prospective basis. The new guidance requires that excess tax benefits or deficiencies that arise upon the vesting or exercise of share-based payments be recognized as income tax benefit or expense in the income statement. Previously, these amounts were recorded as additional paid-in-capital. As a result of the adoption of ASU 2016-09, the Company recorded an adjustment to accumulated deficit of $12.1 million to recognize net operating loss carryforwards, attributable to excess tax benefits on stock compensation that was not previously recognized in additional paid in capital. For the year ended December 31, 2017, the Company recorded $4.5 million of shortfalls and forfeitures as a component of income tax expense in the statement of operations. The new guidance also permits the accounting for forfeitures based on either an estimate of the number of shares expected to vest or on the actual forfeitures as they occur. The Company elected to continue estimating forfeitures for determining compensation costs. The new guidance also provides for excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were classified as a financing activity.

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

The Company has finalized its review of its existing revenue contracts. As a result of its assessment, the Company determined that there may be a significant impact related to the recognition of license revenue associated with its Biogen contract. The Company is currently evaluating whether the revenue should be recognized at a point in time rather than over a period of time and the cumulative effect of this change could be material. The Company is also finalizing its accounting policies and designing and implementing the necessary changes to processes and controls in order to account for revenue under the new standard. Based on the Company's timeline and planned resources, the Company anticipates completing its implementation in connection with its first quarter 2018 interim financial statements.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2018.

Acorda Therapeutics, Inc.

By:	/s/ Ron Cohen, M.D.
Ron Cohen, M.D. President and Chief Executive Officer