Form 10-Q
period 2018-06-30
ACORDA THERAPEUTICS INC
filed 2018-08-08
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $0.001 par value per share	47,483,813 shares

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$243,345	$307,068
Restricted cash	221	410
Short term investments	148,371	—
Trade accounts receivable, net of allowances of $1,783 and $845, as of June 30, 2018 and December 31, 2017, respectively	64,360	81,403
Prepaid expenses	15,101	13,333
Finished goods inventory held by the Company	21,147	37,501
Other current assets	2,007	1,983
Total current assets	494,552	441,698
Property and equipment, net of accumulated depreciation	42,524	36,669
Goodwill	284,100	286,611
Intangible assets, net of accumulated amortization	428,762	430,603
Non-current portion of deferred cost of license revenue	—	1,638
Other assets	678	750
Total assets	$1,250,616	$1,197,969
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,400	$27,367
Accrued expenses and other current liabilities	97,761	100,128
Current portion of deferred license revenue	—	9,057
Current portion of loans payable	629	645
Current portion of liability related to sale of future royalties	7,081	6,763
Total current liabilities	120,871	143,960
Convertible senior notes (due 2021)	313,679	308,805
Non-current portion of acquired contingent consideration	109,174	112,722
Non-current portion of deferred license revenue	—	23,398
Non-current portion of loans payable	24,698	25,670
Deferred tax liability	37,586	22,459
Non-current portion of liability related to sale of future royalties	26,102	29,025
Other non-current liabilities	11,871	11,943
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 20,000,000 shares at June 30, 2018 and December 31, 2017; no shares issued as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2018 and December 31, 2017; issued 47,223,027 and 46,441,428 shares, including those held in treasury, as of June 30, 2018 and December 31, 2017, respectively	47	46
Treasury stock at cost (79,275 shares at June 30, 2018 and 16,151 shares at December 31, 2017)	(1,976)	(389)
Additional paid-in capital	993,292	968,580
Accumulated deficit	(389,527)	(455,108)
Accumulated other comprehensive income	4,799	6,858
Total stockholders’ equity	606,635	519,987
Total liabilities and stockholders’ equity	$1,250,616	$1,197,969

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2018	Three-month period ended June 30, 2017	Six-month period ended June 30, 2018	Six-month period ended June 30, 2017
Revenues:
Net product revenues	$150,412	$132,756	$253,415	$245,349
Royalty revenues	2,890	4,418	6,052	8,946
License revenue	—	2,264	—	4,529
Total net revenues	153,302	139,438	259,467	258,824
Costs and expenses:
Cost of sales	31,094	29,665	52,444	54,848
Cost of license revenue	—	159	—	317
Research and development	25,910	51,184	56,470	97,677
Selling, general and administrative	44,263	49,334	91,864	101,359
Changes in fair value of acquired contingent consideration	(7,000)	6,400	(800)	17,200
Total operating expenses	94,267	136,742	199,978	271,401
Operating income (loss)	59,035	2,696	59,489	(12,577)
Other (expense) income, net:
Interest and amortization of debt discount expense	(5,414)	(5,460)	(10,911)	(9,603)
Interest income	910	35	1,236	73
Realized (loss) gain on foreign currency transactions	(2)	4	(7)	(440)
Other income	24	—	24	—
Total other expense, net	(4,482)	(5,421)	(9,658)	(9,970)
Income (loss) before taxes	54,553	(2,725)	49,831	(22,547)
Provision for income taxes	(8,356)	(5,471)	(11,833)	(4,552)
Net income (loss)	$46,197	$(8,196)	$37,998	$(27,099)

Net income (loss) per share—basic	$0.99	$(0.18)	$0.82	$(0.59)
Net income (loss) per share—diluted	$0.98	$(0.18)	$0.81	$(0.59)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	46,799	45,943	46,546	45,876
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	47,201	45,943	46,974	45,876

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended June 30, 2018	Three-month period ended June 30, 2017	Six-month period ended June 30, 2018	Six-month period ended June 30, 2017
Net income (loss)	$46,197	$(8,196)	$37,998	$(27,099)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,529)	10,170	(1,982)	12,572
Unrealized income (loss) on available for sale debt securities	15	—	(77)	—
Other comprehensive (loss) income, net of tax	(4,514)	10,170	(2,059)	12,572
Comprehensive income (loss)	$41,683	$1,974	$35,939	$(14,527)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2018	Six-month period ended June 30, 2017
Cash flows from operating activities:
Net income (loss)	$37,998	$(27,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	11,112	18,616
Amortization of net premiums and discounts on investments	(78)	—
Amortization of debt discount and debt issuance costs	7,973	6,365
Depreciation and amortization expense	6,648	11,723
Change in acquired contingent consideration obligation	(800)	17,200
Unrealized foreign currency transaction loss	—	247
Non-cash royalty revenue	(5,326)	—
Deferred tax provision (benefit)	12,633	(1,618)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	17,042	(3,325)
(Increase) decrease in prepaid expenses and other current assets	(1,640)	3,805
Decrease (increase) in inventory	16,355	(778)
Decrease in non-current portion of deferred cost of license revenue	—	317
Decrease (increase) in other assets	17	(3,924)
Decrease in accounts payable, accrued expenses and other current liabilities	(17,036)	(32,229)
Decrease in non-current portion of deferred license revenue	—	(4,529)
Increase in other non-current liabilities	61	69
Net cash provided by (used in) operating activities	84,959	(15,160)
Cash flows from investing activities:
Purchases of property and equipment	(10,793)	(8,747)
Purchases of intangible assets	(162)	(207)
Purchases of investments	(148,371)	—
Net cash used in investing activities	(159,326)	(8,954)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	12,727	5,474
Refund of deposit for purchase of noncontrolling interest	—	2,722
Purchase of treasury stock	(1,587)	(60)
Repayment of loans payable	(656)	(2,409)
Net cash provided by financing activities	10,484	5,727
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(84)	906
Net decrease in cash, cash equivalents and restricted cash	(63,967)	(17,481)
Cash, cash equivalents and restricted cash at beginning of period	308,039	158,871
Cash, cash equivalents and restricted cash at end of period	$244,072	$141,390
Supplemental disclosure:
Cash paid for interest	$3,045	$3,047
Cash paid for taxes	13,554	7,682

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2017.

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

The cumulative effect of applying ASC 606 to the company’s consolidated balance sheet was as follows:

(In thousands)	Balance as of December 31, 2017	Net Adjustments	Balance as of January 1, 2018
Assets
Other current assets	$1,983	$(634)	$1,349
Non-current portion of deferred cost of license revenue	1,638	(1,638)	—
Total Assets	$1,197,969	$(2,272)	$1,195,697

Liabilities
Current portion of deferred license revenue	$9,057	$(9,057)	$—
Non-current portion of deferred license revenue	23,398	(23,398)	—
Deferred tax liability	22,459	2,600	25,059
Accumulated deficit	(455,108)	27,583	(427,525)
Total liabilities and stockholders' equity	$1,197,969	$(2,272)	$1,195,697

The impact of the adoption of ASC 606 on the Company’s consolidated balance sheet as of June 30, 2018 was as follows:

(In thousands)	Balance as of June 30, 2018 Prior to Adoption of ASC 606	Net Adjustments	Balance as of June 30, 2018 as Reported Under ASC 606
Assets
Other current assets	$2,641	$(634)	$2,007
Non-current portion of deferred cost of license revenue	1,320	(1,320)	—
Total Assets	$1,252,570	$(1,954)	$1,250,616

Liabilities
Current portion of deferred license revenue	$9,057	$(9,057)	$—
Non-current portion of deferred license revenue	18,870	(18,870)	—
Deferred tax liability	34,986	2,600	37,586
Accumulated deficit	(412,900)	23,373	(389,527)
Total liabilities and stockholders' equity	$1,252,570	$(1,954)	$1,250,616

The impact of the adoption of ASC 606 on the Company’s consolidated statement of operations for the three-month period ended June 30, 2018 was as follows:

(In thousands)	Three-Month Period Ended June 30, 2018 Balance Prior to Adoption of ASC 606	Effect of Change	Three-Month Period Ended June 30, 2018 Balance as Reported Under ASC 606
License revenue	$2,264	$(2,264)	$—
Cost of license revenue	159	(159)	—
Operating income (loss)	$61,140	$(2,105)	$59,035

Net income (loss)	$48,302	$(2,105)	$46,197
Net income (loss) per share—basic	$1.03	$(0.04)	$0.99
Net income (loss) per share—diluted	$1.02	$(0.04)	$0.98

The impact of the adoption of ASC 606 on the Company’s consolidated statement of operations for the six-month period ended June 30, 2018 was as follows:

(In thousands)	Six-Month Period Ended June 30, 2018 Balance Prior to Adoption of ASC 606	Effect of Change	Six-Month Period Ended June 30, 2018 Balance as Reported Under ASC 606
License revenue	$4,528	$(4,528)	$—
Cost of license revenue	318	(318)	—
Operating income (loss)	$63,699	$(4,210)	$59,489

Net income (loss)	$42,208	$(4,210)	$37,998
Net income (loss) per share—basic	$0.91	$(0.09)	$0.82
Net income (loss) per share—diluted	$0.90	$(0.09)	$0.81

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer.

We currently do not have any contract assets. We recognize contract liabilities when a customer pays an upfront deposit upon contract execution for future obligations to be performed by us. As of June 30, 2018, we had contract liability in the amount of $5.5 million which reflects an upfront deposit paid by a customer upon contract execution for future obligations to be performed by us. The amount is currently reported in accrued expenses and other current liabilities in the Balance Sheet. If the contract is canceled, these upfront deposits are refundable only if certain obligations have not been performed by us. We did not have any contract liability as of December 31, 2017.

Product Revenue, Net

 Net revenue from product sales is recognized at the transaction price when the customer obtains control of the Company’s products, which occurs at a point in time, typically upon receipt of the product by the customer. The Company’s products are sold primarily to a network of specialty providers which are contractually obligated to hold no more than an agreed upon number of days of inventory. The Company’s payment terms are between 30 to 34 days.

The Company’s net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, data fees and wholesaler fees for services. These adjustments represent variable consideration under ASC 606 and are recorded for the Company’s estimate of cash consideration expected to be given by the Company to a customer that is presumed to be a reduction of the transaction price of the Company’s products and, therefore, are characterized as a reduction of revenue. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.

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

Cash Discounts: We sell directly to our network of specialty pharmacies, Kaiser and ASD Specialty Healthcare, Inc. We generally provide invoice discounts for prompt payment for our products. We estimate our cash discounts based on the terms offered to our customers. Discounts are estimated based on rates that are explicitly stated in the Company’s contracts as it is expected they will take the discount and are recorded as a reduction of revenue at the time of product shipment when product revenue is recognized. We adjust estimates based on actual activity as necessary.

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

Milestone Revenue

Milestone revenue relates to the License and Collaboration agreement with Biogen which provides for milestone payments for the achievement of certain regulatory and sales milestones during the term of the agreement. Regulatory milestones are contingent upon the approval of Fampyra for new indications outside of the U.S. Sales milestones are contingent upon the achievement of certain net sales targets for Fampyra sales outside of the U.S. The Company recognizes milestone revenue under ASC 606, which provides constraints for entities to recognize milestone revenue which is deemed to be variable by requiring the Company to estimate the amount of consideration to which it is entitled in exchange for transferring the promised goods or services to a customer. The Company recognizes an estimate of revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the milestone is achieved. For regulatory milestones, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. For sales-based milestones, the Company recognizes revenue upon the achievement of the specific sale milestones.

The following table disaggregates our revenue by major source (in thousands):

	Three-month period ended June 30, 2018	Three-month period ended June 30, 2017	Six-month period ended June 30, 2018	Six-month period ended June 30, 2017
Revenues:
Net product revenues	$150,412	$132,756	$253,415	$245,349
Royalty revenues	2,890	4,418	6,052	8,946
License revenue	—	2,264	—	4,529
Total net revenues	$153,302	$139,438	$259,467	$258,824

Foreign Currency Translation

The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiary, Biotie, are translated into United States dollars using the period-end exchange rate; income and expense items are translated using the average exchange rate during the period; and equity transactions are translated at historical rates. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction losses and gains are recognized in the period incurred and are reported as other (expense) income, net in the statement of operations.

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

On August 3, 2018, we reported the following updates on the Ampyra ANDA litigation with the three generic drug manufacturers that remain a party to the litigation: We have entered into a conditioned settlement agreement with Mylan Pharmaceuticals Inc. and affiliates, and as a result of the settlement agreement, Mylan will be permitted to market its generic version of Ampyra in the U.S. sometime in 2025 or earlier under certain circumstances; we have signed an interim agreement with Teva Pharmaceuticals USA, Inc., that addresses the period of time until August 31, 2018 (and potentially until the appellate court issues a decision on the merits); and we have signed an interim agreement with West-Ward Pharmaceuticals International Limited and Hikma Pharmaceuticals USA Inc., successors to Roxane Laboratories, Inc., that addresses the period of time until the appellate court issues a decision on the merits. The terms of the settlement agreement and interim agreements are otherwise confidential.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Six-month period ended June 30, 2018		Six-month period ended June 30, 2017
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$307,068	$243,345	$158,537	$141,135
Restricted cash	410	221	79	—
Restricted cash included in Other assets	561	506	255	255
Total Cash, cash equivalents and restricted cash per statement of cash flows	$308,039	$244,072	$158,871	$141,390

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Currently, share-based payment arrangements with employees are accounted for under ASC 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50, before the amendments, differed significantly from ASC 718. However, FASB concluded that awards granted to employees are economically similar to awards granted to nonemployees and therefore two different accounting models were not justified. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein with early adoption permitted. The Company early adopted this guidance beginning June 1, 2018. The adoption of this guidance did not have an impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (Topic 842). The main objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has implemented a process to identify its outstanding lease portfolio and is currently evaluating its outstanding leases to determine the impact the new standard will have on its financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating whether it will adopt this guidance early. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

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

(3) Share-based Compensation

During the three‑month periods ended June 30, 2018 and 2017, the Company recognized share-based compensation expense of $5.2 million and $11.7 million, respectively. During the six‑month periods ended June 30, 2018 and 2017, the Company recognized share-based compensation expense of $11.1 million and $19.6 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2018 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2018 and 2017 were approximately $14.32 and $7.24, respectively The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2018 and 2017 were approximately $12.84 and $10.75, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended June 30,		For the six-month period ended June 30,
(In millions)	2018	2017	2018	2017
Research and development expense	$1.5	$3.8	$3.2	$6.4
Selling, general and administrative expense	3.7	7.9	7.9	13.2
Total	$5.2	$11.7	$11.1	$19.6

A summary of share-based compensation activity for the six-month period ended June 30, 2018 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2018	8,930	$29.46
Granted	705	25.12
Cancelled	(401)	27.26
Exercised	(638)	21.18
Balance at June 30, 2018	8,596	$29.82	5.9	$19,315
Vested and expected to vest at June 30, 2018	8,545	$29.85	5.9	$19,096
Vested and exercisable at June 30, 2018	6,669	$30.51	5.1	$13,284

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2018	697
Granted	—
Vested	(143)
Forfeited	(106)
Nonvested at June 30, 2018	448

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of June 30, 2018 totaled $30.3 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

During the three‑month period ended June 30, 2018, the Company repurchased 16,339 shares of common stock at an average price of $23.58 per share or approximately $0.4 million. During the six‑month period ended June 30, 2018, the Company repurchased 63,124 shares of common stock at an average price of $25.15 per share or approximately $1.6 million. The share repurchase consists primarily of common stock withheld to cover the tax liability in connection with the settlement of vested restricted stock units and stock options that were exercised in the three and six-month period ended June 30, 2018.

(4) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six-month periods ended June 30, 2018 and 2017:

(In thousands, except per share data)	Three-month period ended June 30, 2018	Three-month period ended June 30, 2017	Six-month period ended June 30, 2018	Six-month period ended June 30, 2017
Basic and diluted
Net income (loss)	$46,197	$(8,196)	$37,998	$(27,099)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	46,799	45,943	46,546	45,876
Plus: net effect of dilutive stock options and restricted common shares	402	—	428	—
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	47,201	45,943	46,974	45,876
Net income (loss) per share—basic	$0.99	$(0.18)	$0.82	$(0.59)
Net income (loss) per share—diluted	$0.98	$(0.18)	$0.81	$(0.59)

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2018	Three-month period ended June 30, 2017	Six-month period ended June 30, 2018	Six-month period ended June 30, 2017
Denominator
Stock options and restricted common shares	7,356	10,197	7,660	9,672

Additionally, the impact of the convertible debt was determined to be anti-dilutive and excluded from the calculation of net income (loss) per diluted share for the three and six-month periods ended June 30, 2018 and 2017.

(5) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, Federal research and development tax credits, jurisdictions with pretax losses for which no tax benefit can be recognized, changes in the valuation allowance and the effects of share based compensation which are recorded discretely in the quarters in which they occur.

For the three-month periods ended June 30, 2018 and 2017, the Company recorded a provision of $8.4 million and $5.5 million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2018 and 2017 were 15.3% and (200.8%), respectively. The variance in the effective tax rates for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017 was due primarily to differences in pre-tax book income between the periods, the decrease in the federal statutory tax rate as a result of tax reform, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research & development tax credit.

For the six-month periods ended June 30, 2018 and 2017, the Company recorded a provision of $11.8 million and $4.6 million for income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2018 and 2017 were 23.9% and (20.2%), respectively. The variance in the effective tax rates for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017 was due primarily to differences in pre-tax book income between the periods, the decrease in the federal statutory tax rate as a result of tax reform, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research & development tax credit.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three and six- month periods ended June 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the enactment. The Company has not obtained additional information affecting the provisional amounts initially recorded. The Company did not record a provision related to the one-time transition tax on mandatory repatriation of undistributed foreign earnings and profits per the Act, since a preliminary analysis has determined that there is no accumulated earnings and profits.

Additional work is still necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

The Internal Revenue Service completed its examination of the Company’s US income tax return for 2015 in the second quarter of 2018 with no material impact.

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund. The Company’s level 2 assets consist of investments in corporate bonds and commercial paper which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach. No changes in valuation techniques occurred during the three or six-month periods ended June 30, 2018. The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2018, except for the fair value of the Company’s convertible senior notes, which was approximately $336.3 million as of June 30, 2018. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
June 30, 2018
Assets Carried at Fair Value:
Cash equivalents	$11,381	$—	$—
Short-term investments	—	148,371	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	112,200
December 31, 2017
Assets Carried at Fair Value:
Cash equivalents	$9,163	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	113,000

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended June 30, 2018	Three-month period ended June 30, 2017	Six-month period ended June 30, 2018	Six-month period ended June 30, 2017
Acquired contingent consideration:
Balance, beginning of period	$119,200	$82,900	$113,000	$72,100
Fair value change to contingent consideration included in the statement of operations	(7,000)	6,400	(800)	17,200
Balance, end of period	$112,200	$89,300	$112,200	$89,300

•

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), our most advanced development program for the treatment of OFF periods in people with Parkinson’s taking a carbidopa/levodopa regimen and CVT-427, a Phase I candidate. CVT-427 is an inhaled triptan intended for acute treatment of migraine using the ARCUS drug delivery technology. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated Inbrija and CVT-427 revenue forecasts, (ii) probabilities of success, and (iii) discount periods and rate. The probability of achievement of revenue milestones ranged from 26.3% to 85.0% with milestone payment outcomes ranging from $0 to $60.9 million in the aggregate for Inbrija and CVT-427. The valuation is performed quarterly. Gains and losses are included in the statement of operations. For the three and six-month periods ended June 30, 2018 and 2017, changes in the fair value of the acquired contingent consideration were due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions.

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

(7) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale debt securities are carried at fair value with interest on these investments included in interest income and are recorded based primarily on quoted market prices. Available-for-sale investments consisted of the following at June 30, 2018:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Short Term Investments	$148,448	$8	$(85)	$148,371

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $11.4 million as of June 30, 2018. Short-term investments have original maturities of greater than 3 months but less than 1 year and amounted to approximately $148.4 million as of June 30, 2018. The aggregate fair value of short-term investments in an unrealized loss position amounted to approximately $114.1 million as of June 30, 2018. The Company held no short-term investments at December 31, 2017. Short-term investments at June 30, 2018 primarily consisted of high-grade commercial paper and corporate bonds. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at June 30, 2018 or December 31, 2017. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of June 30, 2018 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. The changes in AOCI associated with the unrealized holding losses on available-for-sale investments during the six-month period ended June 30, 2018, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2017	$—
Other comprehensive loss before reclassifications	(170)
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(170)
Balance at June 30, 2018	$(170)

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

The Company recognized non-cash royalty revenue of approximately $2.5 million, non-cash interest expense of approximately $1.1 million and debt discount amortization costs of approximately $0.2 million for the three-month period ended June 30, 2018. The Company recognized non-cash royalty revenue of approximately $5.3 million, non-cash interest expense of approximately $2.3 million and debt discount amortization costs of approximately $0.4 million for the six-month period ended June 30, 2018. The interest and debt discount amortization expense is reflected as interest and amortization of debt discount expense in the Statement of Operations.

(In thousands)	Three-month period ended June 30, 2018	Six-month period ended June 30, 2018
Liability related to sale of future royalties - beginning balance	$34,395	$35,788
Deferred transaction costs recognized	198	401
Non-cash royalty revenue payable to HCRP	(2,544)	(5,326)
Non-cash interest expense recognized	1,134	2,320
Liability related to sale of future royalties - ending balance	$33,183	$33,183

(9) Convertible Senior Notes

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

The outstanding note balance as of June 30, 2018 and December 31, 2017 consisted of the following:

(In thousands)	June 30,2018	December 31, 2017
Liability component:
Principal	$345,000	$345,000
Less: debt discount and debt issuance costs, net	(31,321)	(36,195)
Net carrying amount	$313,679	$308,805
Equity component	$61,195	$61,195

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

As of June 30, 2018, the remaining contractual life of the Notes is approximately 3.0 years. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through June 30, 2018.

The following table sets forth total interest expense recognized related to the Notes for the three and six months ended June 30, 2018 and 2017:

(In thousands)	Three-month period ended June 30, 2018	Three-month period ended June 30, 2017	Six-month period ended June 30, 2018	Six-month period ended June 30, 2017
Contractual interest expense	$1,509	$1,509	$3,019	$3,019
Amortization of debt issuance costs	227	216	451	430
Amortization of debt discount	2,225	2,122	4,423	4,219
Total interest expense	$3,961	$3,847	$7,893	$7,668

(10) Commitments and Contingencies

The Company is currently party to various legal proceedings which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. Litigation expenses are expensed as incurred. Refer to Note 2 subsequent events for further details.

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

We currently derive substantially all our revenue from the sale of Ampyra. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we maintained patent exclusivity with respect to Ampyra through July 30, 2018. We have appealed the ruling on the four invalidated patents. The appellate court held oral argument on June 7, 2018, and we await a decision on the appeal.

We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed due to the July 30, 2018 expiration of the Ampyra patent upheld by the District Court, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. Multiple ANDA filers may decide to launch at-risk generic versions of Ampyra. On July 24, 2018, the appeals court denied per curiam our motion for an injunction to prevent generic at-risk launch pending a decision in our appeal of the District Court’s decision. On August 3, 2018, we reported the following updates on the litigation with the three generic drug manufacturers that remain a party to the litigation:  We have entered into a conditioned settlement agreement with Mylan Pharmaceuticals Inc. and affiliates, and as a result of the settlement agreement, Mylan will be permitted to market its generic version of Ampyra in the U.S. sometime in 2025 or earlier under certain circumstances; we have signed an interim agreement with Teva Pharmaceuticals USA, Inc., that addresses the period of time until August 31, 2018 (and potentially until the appellate court issues a decision on the merits); and we have signed an interim agreement with West-Ward Pharmaceuticals International Limited and Hikma Pharmaceuticals USA Inc., successors to Roxane Laboratories, Inc., that addresses the period of time until the appellate court issues a decision on the merits. The terms of the settlement agreement and interim agreements are otherwise confidential.

Inbrija, our most advanced development program, is a self-administered, inhaled formulation of levodopa, or L-dopa, being investigated for the treatment of OFF periods in people with Parkinson’s disease who are taking a carbidopa/levodopa regimen. Inbrija is based on our proprietary ARCUS platform, a dry-powder pulmonary drug delivery technology that we believe has potential applications in multiple disease areas. We announced positive Phase 3 efficacy and safety data for this program in 2017. In February 2018, we announced that our New Drug Application, or NDA for Inbrija was accepted for filing by the FDA, and that under the Prescription Drug User Fee Act, or PDUFA, the FDA has set a target date of October 5, 2018, for issuing its decision on the NDA. Our commercial preparations for the launch of Inbrija continue. We are projecting that, if approved, annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million. We are seeking approval to market Inbrija in the European Union, and accordingly we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in March 2018. In May 2018, we announced that the EMA completed formal validation of the MAA for Inbrija, and that the review of the MAA will be according to standard timelines, with an opinion of the Committee for Medicinal Products for Human Use, or CHMP, expected within 210 days of the May 24, 2018 validation notification date (plus any clock-stops to provide answers to questions which may arise during the review). After the adoption of a CHMP opinion, a final decision regarding the MAA is carried out by the European Commission. We are in discussions with potential partners regarding Inbrija outside of the U.S.

Our strategic priorities for the remainder of 2018 and 2019 are as follows:

•

Attain approval for and initiate the U.S. launch of Inbrija. Importantly, we kept our commercial team intact despite a 2017 restructuring. We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our commercial launch of Inbrija in the U.S., if approved, will benefit from the experiences and capabilities of this team.

•

Subject to attaining approval for and launching Inbrija in the U.S., accelerate our efforts to develop additional therapeutics based on our proprietary ARCUS pulmonary drug delivery technology, looking at central nervous system, or CNS, as well as non-CNS opportunities. We expect our first priority to be accelerating our CVT-427 program to develop an inhalable triptan for treatment of acute migraine, which is further described below. A Phase 1 clinical trial of CVT-427 showed increased bioavailability and faster absorption compared to oral and nasal administration of the same active ingredient in healthy adults. However, our next step for this program is to reformulate to address evidence of bronchoconstriction shown in some subjects in a 2016 special population study of safe inhalation in people with asthma and in smokers.

•	We are also continuing to evaluate business development opportunities for late stage neurology assets that would leverage our neurology expertise and commercial capabilities.

As of June 30, 2018, we had cash, cash equivalents and short-term investments of approximately $391.7 million and we are projecting a 2018 year-end cash balance in excess of $300.0 million. We have $345 million of convertible senior notes due in 2021 with a conversion price of $42.56. We believe that we are sufficiently capitalized to fund operations through the launch of Inbrija in the U.S., pending approval from the FDA.

Ampyra

General

Ampyra was approved by the FDA in January 2010 to improve walking in adults with MS. To our knowledge, Ampyra is the first and only drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra was made commercially available in the United States in March 2010. Net revenue for Ampyra was $150.3 million for the three-month period ended June 30, 2018 and $131.6 million for the three-month period ended June 30, 2017.

Since the March 2010 launch of Ampyra, approximately 132,000 people with MS in the U.S. have tried Ampyra. We believe that Ampyra is increasingly considered by many physicians a standard of care to improve walking in adults with MS. Eight years after approval, Ampyra continues to grow, reflecting the continued unmet medical need among adults with MS for a treatment to improve walking. As of June 30, 2018, approximately 70% of all people with MS who were prescribed Ampyra received a first refill, and approximately 40% of all people with MS who were prescribed Ampyra have been dispensed at least six months of the medicine through refills, consistent with previously reported trends. These refill rates exclude patients who started Ampyra through our 60-day free trial program. Our 60-day free trial program provides eligible patients with two months of Ampyra at no cost. During 2017, on average, approximately 80% of new Ampyra patients enrolled in 60-day free trial. The program is in its seventh year, and data show that 60-day free trial participants have higher compliance and persistency rates over time compared to patients not in the program. Approximately 50% of patients who initiate therapy with the 60-day free trial program convert to paid prescriptions.

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

Ampyra is distributed in the U.S. primarily through a limited network of specialty pharmacy providers that deliver the medication to patients by mail; Kaiser Permanente, which distributes Ampyra to patients through a closed network of on-site pharmacies; and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies. The specialty pharmacy providers that deliver Ampyra by mail, and Kaiser Permanente, are contractually obligated to hold no more than a specified maximum amount of inventory, the highest being 20 business days of inventory, and some have agreed to hold a minimum of 8 to 10 business days of inventory.

The Company has recently established relationships with six new pharmacies through which Ampyra is available. These additional pharmacies do not participate in our existing limited network of specialty pharmacies that dispense Ampyra, but rather receive prescriptions for Ampyra directly from prescribers without first being routed through our patient support hub, described below. Each of these pharmacies is either affiliated with an integrated health delivery network or an academic medical center.

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

The first of the five Orange Book-listed patents involved in the litigation is U.S. Patent No. 5,540,938, the claims of which relate to methods for treating a neurological disease, such as MS, and cover the use of a sustained release dalfampridine formulation, such as Ampyra (dalfampridine) Extended Release Tablets, 10 mg for improving walking in people with MS. This patent was held valid by the District Court in the litigation, but it expired on July 30, 2018.

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

This patent will expire in 2024. We note that this patent does not entitle us to any additional statutory stay of approval under the Hatch-Waxman Act against the generic drug manufacturers that are involved in the patent litigation described in this report.

The patent litigation relates to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of the five initial Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In 2015 and 2016, we reached settlement agreements with six of the generic companies. A bench trial against the remaining four generic companies was completed in September 2016. In February 2017, we announced that we had reached a settlement agreement with one of those four generic companies. In March 2017, the U.S. District Court for the District of Delaware rendered a decision upholding our Orange Book-listed patent for Ampyra that expired in July 2018, but invalidating the four other initial Orange Book-listed patents. In May 2017, we appealed the ruling on these four patents. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal, raising important issues in conjunction with biopharmaceutical innovation. The appellate court held oral argument on June 7, 2018, and we await a decision on the appeal.

We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed due to the July 30, 2018 expiration of the Ampyra patent that was upheld by the District Court, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. Multiple ANDA filers may decide to launch at-risk generic versions of Ampyra. On July 24, 2018, the appeals court denied per curiam our motion for an injunction to prevent generic at-risk launch pending a decision in our appeal of the District Court’s decision. On August 3, 2018, we reported the following updates on the litigation with the three generic drug manufacturers that remain a party to the litigation:  We have entered into a conditioned settlement agreement with Mylan Pharmaceuticals Inc. and affiliates, and as a result of the settlement agreement, Mylan will be permitted to market its generic version of Ampyra in the U.S. sometime in 2025 or earlier under certain circumstances; we have signed an interim agreement with Teva Pharmaceuticals USA, Inc., that addresses the period of time until August 31, 2018 (and potentially until the appellate court issues a decision on the merits); and we have signed an interim agreement with West-Ward Pharmaceuticals International Limited and Hikma Pharmaceuticals USA Inc., successors to Roxane Laboratories, Inc., that addresses the period of time until the appellate court issues a decision on the merits. The terms of the settlement agreement and interim agreements are otherwise confidential.

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

Research & Development Programs

We have a pipeline of novel neurological therapies addressing a range of disorders, including Parkinson’s disease and MS. Inbrija (levodopa inhalation powder) is our most advanced development program and our highest priority. This program and the other programs in our pipeline are described below.

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

In February 2018, we announced that our Inbrija NDA was accepted for filing by the FDA, and that under the Prescription Drug User Fee Act, or PDUFA, the FDA has set a target date of October 5, 2018, for issuing its decision on the NDA. The NDA was submitted under section 505(b)(2) of the Food Drug and Cosmetic Act, referencing data from the branded L-dopa product Sinemet®. We believe the Phase 3 efficacy and safety clinical trial, combined with data from additional Phase 3 long-term safety studies and supported by existing Phase 2b data, are sufficient for the NDA filing. Our commercial preparations for the launch of Inbrija continue. We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our launch of Inbrija in the U.S., if approved, will benefit from the experiences and capabilities of this team. We are projecting that, if approved, annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million. We are seeking approval to market Inbrija in the European Union, and accordingly we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in March 2018. In May 2018, we announced that the EMA completed formal validation of the MAA for Inbrija, and that the review of the MAA will be according to standard timelines, with an opinion of the Committee for Medicinal Products for Human Use, or CHMP, expected within 210 days of the May 24, 2018 validation notification date (plus any clock-stops to provide answers to questions which may arise during the review). After the adoption of a CHMP opinion, a final decision regarding the MAA is carried out by the European Commission. We are in discussions with potential partners regarding Inbrija outside of the U.S.

In April 2018, we presented new Inbrija data from four accepted abstracts during two oral platform presentations at the American Academy of Neurology Annual Meeting. These presentations included a safety assessment in early morning OFF symptoms in patients with Parkinson’s disease and long-term pulmonary safety and efficacy of inhaled levodopa in Parkinson’s disease.

ARCUS Product Development

In addition to Inbrija (levodopa inhalation powder), discussed above, our strategic priorities include exploring opportunities for other proprietary products in which inhaled delivery using our ARCUS drug delivery technology can provide a significant therapeutic benefit to patients. Disorders of the central nervous system, or CNS, in addition to Parkinson’s disease, may be addressed by ARCUS products with the delivery of active agents to the CNS with rapid onset and reduced systemic exposure. We are also considering non-CNS opportunities for ARCUS.

CVT-427 is our most advanced ARCUS program other than Inbrija, and one of our strategic priorities. CVT-427 is an inhaled triptan (zolmitriptan) intended for acute treatment of migraine by using the ARCUS drug delivery technology. Triptans are the class of drug most commonly prescribed for acute treatment of migraine. Oral triptans, which account for the majority of all triptan doses, can be associated with slow onset of action and gastrointestinal challenges. The slow onset of action, usually 30 minutes or longer, can result in poor response rates. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration. Triptans delivered subcutaneously (injection) provide the most rapid onset of action, but are not convenient for patients. Many triptans are also available in nasally delivered formulations. However, based on available data, we believe that nasally delivered triptans generally have an onset of action similar to orally administered triptans.

In December 2015, we initiated and completed a Phase 1 safety/tolerability and pharmacokinetic clinical trial of CVT-427 for acute treatment of migraine. In June 2016, at the 58th Annual Scientific Meeting of the American Headache Society, we presented pharmacokinetic data from the Phase 1 trial which showed increased bioavailability and faster absorption compared to oral and nasal administration of the same active ingredient in healthy adults. In particular, the data showed that CVT-427 had a median Tmax of about 12 minutes for all dose levels compared to 1.5 hours for the oral tablet and 3.0 hours for the nasal spray. There were no serious adverse events, dose-limiting toxicities, evidence of bronchoconstriction or discontinuations due to adverse events reported in this study. The most commonly reported treatment-emergent adverse events were cough, chest discomfort, headache, and feeling hot. Apart from cough, single dose CVT-427 tolerability was generally consistent with the known safety profile of zolmitriptan. In December 2016, we completed a special population study to evaluate safe inhalation of CVT-427 in people with asthma and in smokers. Some subjects showed evidence of acute, reversible bronchoconstriction, post-inhalation. We plan to accelerate work on reformulating to move the program forward as a strategic priority, subject attaining approval for and launching Inbrija in the U.S.

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

•

BTT1023: Through Biotie Therapies, we are also developing BTT1023 (timolumab), a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. There are no approved drug therapies for PSC and liver transplant is the only treatment. Interim data from an ongoing Phase 2 proof-of-concept clinical trial of BTT1023 for PSC are expected in the third quarter of 2018.

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

The guidance above is subject to revision in the case of a positive outcome of the pending decision of the U.S. Court of Appeals for the Federal Circuit in our appeal of a March 2017 U.S. District Court decision invalidating certain Ampyra patents, as further described in this report.

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

Results of Operations

Three-Month Period Ended June 30, 2018 Compared to June 30, 2017

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following receipt of product primarily by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra to these customers of $150.3 million and $131.6 million for the three-month periods ended June 30, 2018 and 2017, respectively, an increase of $18.7 million, or 14.2%. The net revenue increase is comprised of net price increases, net of discount and allowance adjustments of $12.0 million and increased net volume of $6.7 million. Effective January 1, 2018, we increased our list sale price to our customers by 9.5%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates and discounts. Discounts and allowances are recorded following shipment of Ampyra tablets to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the

Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Other Net Product Revenues

We recognized net revenue from the sale of other products of $0.1 million for the three-month period ended June 30, 2018, as compared to $1.2 million for the three-month period ended June 30, 2017, a decrease of $1.1 million. The decrease was due to the sale of Zanaflex assets in fiscal 2017.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $2.3 million in license revenue for the three-month period ended June 30, 2017, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. As of January 1, 2018, we adopted ASC 606 “Revenue from Contracts with Customers” (“ASC 606). Under ASC 606, revenue related to the upfront payment is recognized at a point in time rather than over time. As a result of adopting ASC 606, we recognized the remaining deferred revenue as of January 1, 2018 as a cumulative effect adjustment to the accumulated deficit on the consolidated balance sheet as of January 1, 2018.

Royalty Revenue

We recognized $2.9 million in royalty revenue for the three-month periods ended June 30, 2018 and 2017 related to ex-U.S. sales of Fampyra by Biogen.

We recognized $0.7 million in royalty revenue for the three-month period ended June 30, 2017, related to the authorized generic sale of Zanaflex Capsules and $0.8 million in royalty revenue for the three-month period ended June 30, 2017, related to sales of Selincro. We sold Zanaflex and monetized Selincro in fiscal 2017.

Cost of Sales

We recorded cost of sales of $31.1 million for the three-month period ended June 30, 2018 as compared to $29.7 million for the three-month period ended June 30, 2017. Cost of sales for the three-month period ended June 30, 2018 consisted primarily of $27.0 million in inventory costs related to recognized revenues, $3.4 million in royalty fees based on net product shipments, and $0.7 million for costs related to the amortization of intangible assets. Cost of sales for the three-month period ended June 30, 2017 consisted primarily of $23.0 million in inventory costs related to recognized revenues, $3.0 million in royalty fees based on net product shipments and costs related to Biotie of $2.3 million.

Cost of License Revenue

We recorded cost of license revenue of $0.2 million for the three-month period ended June 30, 2017. Cost of license revenue represented the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement. As of January 1, 2018, we adopted ASC 606 “Revenue from Contracts with Customers” (“ASC 606). As a result of adopting ASC 606, we recognized the remaining deferred cost of license revenue as of January 1, 2018 as a cumulative effect adjustment to the accumulated deficit on the consolidated balance sheet as of January 1, 2018.

Research and Development

Research and development expenses for the three-month period ended June 30, 2018 were $25.9 million as compared to $51.2 million for the three-month period ended June 30, 2017, a decrease of approximately $25.3 million, or 49.4%. The decrease was due primarily to reductions in spending of $11.5 million due to the termination of tozadenant development program, $2.7 million for Inbrija and CVT-427 as the clinical trials for Inbrija are winding down, $1.4 million for Ampyra life cycle management program, $3.3 million for salaries and benefits related costs, $5.3 million decrease in restructuring costs and $1.0 million in reduced spending for certain other programs.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2018 were $23.1 million compared to $25.9 million for the three-month period ended June 30, 2017, a decrease of approximately $2.8 million, or 10.8%. The decrease was attributable to a decrease in marketing related spending of $1.6 million, a decrease in overall salaries and benefits of $1.3 million, partially offset by an increase in pre-launch activities related to Inbrija of $0.1 million.

General and administrative expenses for the three-month period ended June 30, 2018 were $21.1 million compared to $23.4 million for the three-month period ended June 30, 2017, a decrease of approximately $2.3 million, or 9.8%. This decrease was primarily due to a decrease in salaries and benefits related costs of $2.7 million, restructuring costs of $2.0 million partially offset by an increase in Biotie spending of $0.4 million and an increase in legal costs of $2.0 million.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income pertaining to changes in the fair-value of acquired contingent consideration of $7.0 million for the three-month period ended June 30, 2018 as compared to an expense of $6.4 million for the three-month period ended June 30, 2017. Changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Other Expense

Other expense was $4.5 million for the three-month period ended June 30, 2018 compared to other expense of $5.4 million for the three-month period ended June 30, 2017, a decrease in expense of $0.9 million. The increase was due primarily to an increase in interest income.

Provision for Income Taxes

For the three-month periods ended June 30, 2018 and 2017, the Company recorded an $8.4 million and $5.5 million provision for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2018 and 2017 were 15.3% and (200.8%), respectively. The variance in the effective tax rates for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017 was due primarily to differences in pre-tax book income between the periods, the decrease in the federal statutory tax rate as a result of tax reform, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research and development tax credit.

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

Six-Month Period Ended June 30, 2018 Compared to June 30, 2017

Net Product Revenues

Ampyra

We recognize product sales of Ampyra following receipt of product primarily by our network of specialty pharmacy providers, Kaiser Permanente and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra to these customers of $253.1 million and $243.5 million for the six-month periods ended June 30, 2018 and 2017, respectively, an increase of $9.6 million, or 3.9%. The net revenue increase is comprised of net price increases, net of discount and allowance adjustments of $12.9 million, offset by decreased net volume of $3.3 million. Effective January 1, 2018, we increased our list sale price to our customers by 9.5%.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates and discounts. Discounts and allowances are recorded following shipment of Ampyra tablets to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Other Net Product Revenues

We recognized net revenue from the sale of other products of $0.3 million for the six-month period ended June 30, 2018, as compared to $1.8 million for the six-month period ended June 30, 2017, a decrease of $1.5 million. The decrease was due to the sale of Zanaflex assets in fiscal 2017.

Discounts and allowances, which are included as an offset in net revenue, consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts.

License Revenue

We recognized $4.5 million in license revenue for the six-month period ended June 30, 2017, related to the $110.0 million received from Biogen in 2009 as part of our collaboration agreement. As of January 1, 2018, we adopted ASC 606 “Revenue from Contracts with Customers” (“ASC 606). Under ASC 606, revenue related to the upfront payment is recognized at a point in time rather than over time. As a result of adopting ASC 606, we recognized the remaining deferred revenue as of January 1, 2018 as a cumulative effect adjustment to the accumulated deficit on the consolidated balance sheet as of January 1, 2018.

Royalty Revenue

We recognized $6.1 million and $5.4 million in royalty revenue for the six-month periods ended June 30, 2018 and 2017, respectively, related to ex-U.S. sales of Fampyra by Biogen.

We recognized $2.0 million in royalty revenue for the six-month period ended June 30, 2017, related to the authorized generic sale of Zanaflex Capsules and $1.5 million in royalty revenue for the six-month period ended June 30, 2017, related to sales of Selincro. We sold Zanaflex and monetized Selincro in fiscal 2017.

Cost of Sales

We recorded cost of sales of $52.4 million for the six-month period ended June 30, 2018 as compared to $54.8 million for the six-month period ended June 30, 2017. Cost of sales for the six-month period ended June 30, 2018 consisted primarily of $45.1 million in inventory costs related to recognized revenues, $5.8 million in royalty fees based on net product shipments, and $1.4 million for costs related to the amortization of intangible assets. Cost of sales for the six-month period ended June 30, 2017 consisted primarily of $43.2 million in inventory costs related to recognized revenues, $5.5 million in royalty fees based on net product shipments and costs related to Biotie of $4.4 million.

Cost of License Revenue

We recorded cost of license revenue of $0.3 million for the six-month period ended June 30, 2017. Cost of license revenue represented the recognition of a portion of the deferred $7.7 million paid to Alkermes in 2009 in connection with the $110.0 million received from Biogen as a result of our collaboration agreement. As of January 1, 2018, we adopted ASC 606 “Revenue from Contracts with Customers” (“ASC 606). As a result of adopting ASC 606, we recognized the remaining deferred cost of license revenue as of January 1, 2018 as a cumulative effect adjustment to the accumulated deficit on the consolidated balance sheet as of January 1, 2018.

Research and Development

Research and development expenses for the six-month period ended June 30, 2018 were $56.5 million as compared to $97.7 million for the six-month period ended June 30, 2017, a decrease of approximately $41.2 million, or 42.2%. The decrease was due primarily to reductions in spending of $15.2 million due to the termination of the tozadenant development program, $8.8 million for Inbrija and CVT-427 as the clinical trials for Inbrija are winding down, $4.3 million for Ampyra life cycle management program, $6.8 million for salaries and benefits related costs, $4.3 million decrease in restructuring costs and $1.6 million for certain other programs.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2018 were $46.1 million compared to $51.0 million for the six-month period ended June 30, 2017, a decrease of approximately $4.9 million, or 9.6%. The decrease was attributable to a decrease in marketing related spending of $5.7 million, a decrease in overall salaries and benefits of $0.3 million, partially offset by an increase in pre-launch activities related to Inbrija of $1.1 million.

General and administrative expenses for the six-month period ended June 30, 2018 were $45.8 million compared to $50.3 million for the six-month period ended June 30, 2017, a decrease of approximately $4.5 million, or 8.9%. This decrease was primarily due to a decrease in restructuring costs of $2.0 million, and a decrease in salaries and benefits related costs of $2.0 million and a decrease in business development and other related expenses of $0.7 million.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income pertaining to changes in the fair-value of acquired contingent consideration of $0.8 million for the six-month period ended June 30, 2018 as compared to an expense of $17.2 million for the six-month period ended June 30, 2017. Changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Other Expense

Other expense was $9.7 million for the six-month period ended June 30, 2018 compared to other expense of $10.0 million for the six-month period ended June 30, 2017, a decrease in expense of $0.3 million. The decrease was due primarily to an increase in interest income of approximately $1.2 million and a decrease in realized losses on foreign currency exchange of approximately $0.4 million partially offset by an increase in interest and amortization of debt discount expense of $1.3 million

Provision for Income Taxes

For the six-month periods ended June 30, 2018 and 2017, the Company recorded a $11.8 million and $4.6 million provision for income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended

June 30, 2018 and 2017 were 23.9% and (20.2%), respectively. The variance in the effective tax rates for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017 was due primarily to differences in pre-tax book income between the periods, the decrease in the federal statutory tax rate as a result of tax reform, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research and development tax credit.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, a convertible debt offering, payments received under our collaboration and licensing agreements, sales of Ampyra, Zanaflex and Qutenza, and, to a lesser extent, from loans, government and non-government grants and other financing arrangements.

At June 30, 2018, we had $391.7 million of cash, cash equivalents and short-term investments, compared to $307.1 million at December 31, 2017. We expect that our existing cash and cash flows from operations will be sufficient to fund our ongoing operations over the next 12 months from the financial statement filing date.

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

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the

Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date. As of June 30, 2018, the Notes did not meet the criteria to be convertible.

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

Our outstanding note balances as of June 30, 2018 consisted of the following:

(In thousands)	June 30, 2018
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(31,321)
Net carrying amount	$313,679
Equity component	$61,195

Non-Convertible Capital Loans

The Non-Convertible Capital Loans (“Tekes Loans”) which were granted to Biotie by Tekes, a Finnish Funding Agency for Technology and Innovation, had a fair value of $20.5 million (€18.2 million) at the date of acquisition. The Tekes loans have a carrying value of approximately $23.4 million as of June 30, 2018. The Tekes Loans consist of fourteen non-convertible loans that bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, Biotie may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

The Research and Development Loans (“R&D Loans”) which were granted to Biotie by Tekes had a fair value of $2.9 million (€2.6 million) at the date of acquisition. The R&D Loans have a carrying value of approximately $1.9 million as of June 30, 2018. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The principal on these loans will be paid in five equal annual installments beginning in 2017 through 2021.

Investment Activities

At June 30, 2018, cash, cash equivalents and short-term investment were approximately $391.7 million, as compared to $307.1 million at December 31, 2017. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds. Our short term investments consist of high-grade corporate debt securities and commercial paper with original maturities of twelve months or less at date of purchase. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Net Cash Provided by Operations

Net cash provided by operations was $85.0 million for the six-month period ending June 30, 2018. Cash provided by operations for the six-month period ended June 30, 2018 was primarily due to a net income of $38.0 million, a decrease in accounts payable and accrued expenses of $17.0 million, non-cash royalty revenue of $5.3 million, an increase in other current assets of $1.6 million, and a change in contingent consideration liability of $0.8 million. This was partially offset by a decrease in accounts receivable of $17.0 million, stock compensation expense of $11.1 million, depreciation and amortization of $6.6 million, amortization of debt discount and debt issuance costs of $8.0 million, deferred tax provision of $12.6 million and a decrease in inventory of $16.4 million.

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2018 was $159.3 million, which was due primarily to purchases of short-term investments and property and equipment of $148.4 million and $10.8 million, respectively.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2018 was $10.5 million, which was due to $12.7 million in net proceeds from the issuance of common stock and stock option exercises, partially offset by the repurchase of treasury stock of $1.6 million and repayment of loans payable of $0.7 million.

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

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the six-month period ended June 30, 2018, commitments related to the purchase of inventory increased as compared to December 31, 2017. As of June 30, 2018, we have inventory-related purchase commitments totaling approximately $24.5 million.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2017. As of June 30, 2018, with the exception of the adoption of ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), ASU 2016-15 and ASU 2016-18 “Statement of Cash Flows” (Topic 230), ASU 2017-09, “Compensation – Stock Compensation” (Topic 718): Scope of Modification Accounting and ASU 2017-01, and “Business Combinations” (Topic 805): Clarifying the Definition of a Business, our critical accounting policies have not changed materially from December 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, convertible senior notes, non-convertible capital loans, research and development loans and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2018, except for the fair value of the Company’s convertible senior notes which was approximately $336.3 million as of June 30, 2018.

We have cash equivalents and short-term investments at June 30, 2018, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, high-grade corporate bonds and commercial paper, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2018. At June 30, 2018, we held $391.7 million in cash, cash equivalents and short-term investments which had an average interest rate of approximately 1.7%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2018, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Ampyra ANDA Litigation

Overview. As further described below, our five initial Orange Book-listed patents for Ampyra are the subject of lawsuits relating to Paragraph IV Certification Notices received from ten generic drug manufacturers in 2014 and 2015, who submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. In 2015 and 2016, we reached settlement agreements with six of the generic companies, and in February 2017, we announced that we had reached a settlement agreement with one additional generic company. As to the remaining three generic manufacturers, in March 2017, the U.S. District Court for the District of Delaware (the “District Court”) rendered a decision from a bench trial held in September 2016. The District Court upheld our Ampyra Orange Book-listed patent that expired in July 2018, but invalidated the four other Orange Book-listed patents pertaining to Ampyra that are the subject of the litigation that were set to expire between 2025 and 2027. We have appealed the decision on the four invalidated patents. As further described below, in April 2017 we received a Paragraph IV Certification Notice from an additional generic drug manufacturer, who submitted an ANDA with the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg., but we have reached a settlement with this generic drug manufacturer.

A sixth Ampyra patent was recently issued and listed in the Orange Book. We note that this patent does not entitle us to any additional statutory stay of approval under the Hatch-Waxman Act against the generic drug manufacturers that are involved in the patent litigation.

First ANDA Filers. In June and July of 2014, we received eight separate Paragraph IV Certification Notices from Accord Healthcare, Inc., Actavis Laboratories FL, Inc. ("Actavis"), Alkem Laboratories Ltd. and its affiliate Ascend Laboratories, LLC ("Alkem"), Apotex Inc., Aurobindo Pharma Ltd. ("Aurobindo"), Mylan Pharmaceuticals Inc. (“Mylan”), Roxane Laboratories, Inc. (“Roxane”), and Teva Pharmaceuticals USA, Inc. (“Teva”), advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10 mg. The ANDA filers challenged the validity of the five initial Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In response to the filing of these ANDAs, in July 2014, we filed lawsuits against these generic pharmaceutical manufacturing companies and certain affiliates in the U.S. District Court for the District of Delaware asserting infringement of our U.S. Patent Nos. 5,540,938, 8,007,826, 8,354,437, 8,440,703, and 8,663,685. Requested judicial remedies included recovery of litigation costs and injunctive relief, including a request that the effective date of any FDA approval for these generic companies to make, use, offer for sale, sell, market, distribute, or import the proposed generic products be no earlier than the dates on which the Ampyra Orange Book-listed patents expire, or any later expiration of exclusivity to which we are or become entitled. These lawsuits with the ANDA filers were consolidated into a single case. A bench trial was completed in September 2016, and the District Court issued a decision in March 2017. The District Court upheld U.S. Patent No. 5,540,938 (the ‘938 patent), which expired on July 30, 2018, but invalidated U.S. Patent Nos. 8,663,685, 8,007,826, 8,440,703, and 8,354,437. In May 2017, we appealed the ruling on these patents to the United States Court of Appeals for the Federal Circuit (the “Appellate Court”). Generic versions of Ampyra may be marketed due to the July 30, 2018 expiration of the Ampyra patent upheld by the District Court, unless the Appellate Court overturns the District Court’s decision on the four invalidated patents, which could include reversal or remand of the case back to the District Court. Multiple ANDA filers may decide to launch at-risk generic versions of Ampyra. On July 24, 2018, the Appellate Court denied per curiam our motion for an injunction to prevent generic at-risk launch pending a decision in our appeal of the District Court’s decision. Both the Biotechnology Innovation Organization (BIO) and Pharmaceutical Research and Manufacturers of America (PhRMA) filed amicus briefs in support of our appeal, raising important issues in conjunction with biopharmaceutical innovation. The Appellate Court held oral argument on June 7, 2018, and we await a decision on the appeal.

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

On August 3, 2018, we reported the following updates on the litigation with the three generic drug manufacturers that remain a party to the litigation: We have entered into a conditioned settlement agreement with Mylan and affiliates, and as a result of the settlement agreement, Mylan will be permitted to market its generic version of Ampyra in the U.S. sometime in 2025 or earlier under certain circumstances; we have signed an interim agreement with Teva that addresses the period of time until August 31, 2018 (and potentially until the Appellate Court issues a decision on the merits); and we have signed an interim agreement with West-Ward Pharmaceuticals International Limited and Hikma Pharmaceuticals USA Inc., successors to Roxane (“Hikma”), that addresses the period of time until the appellate court issues a decision on the merits. The terms of the settlement agreement and interim agreements with these parties are otherwise confidential.

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

Item 1 of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 includes prior updates to the legal proceedings described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2017, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Following is the restated text of certain risk factors to report changes since our publication of risk factors in our 2017 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A and our update to the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

We have a history of operating losses and were last profitable in 2015, and may not be able to achieve or sustain profitability in the future; we expect to continue to be substantially dependent on revenues from the sale of Ampyra for the foreseeable future and those revenues may rapidly and significantly decline due to potential generic competition.

We have been highly dependent on the commercial success of Ampyra in the U.S. We currently derive substantially all of our revenue from the sale of Ampyra. Our Orange Book-listed patents have been the subject of lawsuits relating to Paragraph IV Certification Notices received from generic drug manufacturers, who have submitted Abbreviated New Drug Applications, or ANDAs, with the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. The ANDA filers challenged the validity of our Orange Book-listed patents for Ampyra, and they also asserted that generic versions of their products do not infringe certain claims of these patents. In March 2017, we announced a decision by the United States District Court for the District of Delaware upholding our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra set to expire between 2025 and 2027. Under this decision, we maintained patent exclusivity with respect to Ampyra through July 30, 2018. We have appealed the ruling on the four invalidated patents. The appellate court held oral argument on June 7, 2018, and we await a decision on the appeal. We may experience a significant decline in Ampyra revenues as a result of the announcement of the Court decision in 2017, and we expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed due to the July

30, 2018 expiration of the Ampyra patent upheld by the District Court, unless the District Court’s decision to invalidate the four other patents is overturned on appeal, which could include reversal or a remand by the appeals court back to the District Court. Multiple ANDA filers may decide to launch at-risk generic versions of Ampyra. On July 24, 2018, the appeals court denied per curiam our motion for an injunction to prevent generic at-risk launch pending a decision in our appeal of the District Court’s decision. We may be unable to achieve profitability again or sustain profitability and positive cash flow from operations because of this development and also because we expect to continue investing significant amounts to continue product development and research and development activities, and, potentially, to acquire new products and product candidates.

As of June 30, 2018, we had an accumulated deficit of approximately $389.5 million. We had net losses of $223.4 million for the year ended December 31, 2017 and $34.6 million for the year ended December 31, 2016. Our prospects for achieving and sustaining profitability in the future will depend primarily on how successful we are in:

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

Ampyra could become subject to competition from generic drug manufacturers. In March 2017, we announced a decision by the United States District Court for the District of Delaware in litigation with certain generic drug manufacturers upholding our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidating our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, we maintained patent exclusivity with respect to Ampyra through July 30, 2018. We have appealed the ruling on the four invalidated patents. The appellate court held oral argument on June 7, 2018, and we await a decision on the appeal. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed due to the July 30, 2018 expiration of the Ampyra patent upheld by the District Court, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. Multiple generic drug manufacturers may decide to launch at-risk generic versions of Ampyra. On July 24, 2018, the appeals court denied per curiam our motion for an injunction to prevent generic at-risk launch pending a decision in our appeal of the District Court’s decision. Our litigation with these generic drug manufacturers is described in further detail in Part II, Item I of this report. We will need to continue devoting significant resources to this litigation, and we can provide no assurance concerning its duration or outcome.

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

The standard of care for the treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and the amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s disease progresses. Inbrija may face competition from therapies that can limit the occurrence of OFF periods. Approaches to achieve consistent levodopa plasma concentrations include new formulations of carbidopa/levodopa, such as extended-release and intestinal infusions, and therapies that prolong the effect of levodopa. Amneal Pharmaceuticals, Inc. (formerly Impax Laboratories) has received FDA approval for RYTARY, an extended-release formulation of oral carbidopa/levodopa, and extended release formulations of oral and patch carbidopa/levodopa are being developed by others including Intec Pharma and Mitsubishi Tanabe Pharma Corporation. Also, Abbvie Inc. has developed a continuous administration of a gel-containing levodopa through a tube that is surgically implanted into the intestine. This therapy, known as Duopa, has been approved by the FDA and is approved in the EU.

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

For example, in 2014 and 2015, ten generic drug manufacturers filed Abbreviated New Drug Applications, or ANDAs, for generic versions of Ampyra with the FDA. Since 2015, we reached settlement agreements with seven of the generic companies. In filing these ANDAs for Ampyra, the generic drug manufacturers challenged all of the Orange Book-listed patents that protect the Ampyra franchise. As such, to protect our intellectual property rights we filed lawsuits against the ANDA filers, which were consolidated into a single case, asserting the challenged Orange Book-listed patents against these generic drug manufacturers. A bench trial against four generic companies was conducted in September 2016 (we have since reached a settlement agreement with one of those four companies). In March 2017, the United States District Court for the District of Delaware rendered a decision in the lawsuit upholding our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated our four other Orange Book-listed patents pertaining to Ampyra set to expire between 2025 and 2027. We appealed the ruling on the four invalidated patents. The appellate court held oral argument on June 7, 2018, and we await a decision on the appeal. We expect to experience a rapid and significant decline in Ampyra sales beyond July 2018 due to competition from generic versions of Ampyra that may be marketed due to the July 30, 2018 expiration of the Ampyra patent upheld by the District Court, unless the District Court’s decision on the four invalidated patents is overturned on appeal, which could include reversal or remand by the appeals court back to the District Court. Multiple ANDA filers may decide to launch at-risk generic versions of Ampyra. On July 24, 2018, the appellate court denied per curiam our motion for an injunction to prevent generic at-risk launch pending a decision in our appeal of the District Court’s decision. In April 2017, we received a Paragraph IV Certification Notice from an additional drug manufacturer, advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Ampyra (dalfampridine) Extended Release Tablets, 10mg. In response to the filing of the ANDA, in May 2017, we filed a lawsuit in the U.S. District Court for the District of New Jersey, asserting infringement of our U.S. Patent Nos. 8,007,826, 8,354,437, 8,440,703, and 8,663,685. In January 2018, we reached a settlement agreement with the additional drug manufacturer.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about our purchases of shares of Acorda stock during the three-month period ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	3,682	$23.90	-	-
May 1-31, 2018	12,657	$23.49	-	-
June 1-30, 2018	-	-	-	-
Total	16,339	$23.58	-	-

(1)

Share repurchases reported in this column consist of shares of Acorda’s common stock tendered by employees in April and May 2018 to cover taxes relating to the vesting of restricted stock awards (7,612 shares) and shares of Acorda’s common stock withheld in May 2018 to cover the exercise price of stock options that were exercised prior to their 2018 expiration date (8,727 shares).

Item 6.  Exhibits

Exhibit No.	Description
10.1*

Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan as amended June 27, 2018. Incorporated herein by reference to Appendix A to the Registrant's 2018 Proxy Statement filed as Schedule 14A (SEC File Number 000-50513) on April 27, 2018.

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: August 8, 2018		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: August 8, 2018		David Lawrence Chief, Business Operations and Principal Accounting Officer