Form 10-Q
period 2019-03-31
ACORDA THERAPEUTICS INC
filed 2019-05-07
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value	ACOR	Nasdaq Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Stock, $0.001 par value per share	48,129,672 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: we may not be able to successfully market Inbrija or any other products under development; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; third party payers (including governmental agencies) may not reimburse for the use of Inbrija or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; competition for Inbrija, Ampyra and other products we may develop and market in the future, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra (dalfampridine) following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; we may need to raise additional funds to finance our operations and may not be able to do so on acceptable terms; the risk of unfavorable results from future studies of Inbrija (levodopa inhalation powder) or from our other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$197,093	$293,564
Restricted cash	567	532
Short term investments	146,157	151,989
Trade accounts receivable, net of allowances of $1,033 and $2,681, as of March 31, 2019 and December 31, 2018, respectively	20,652	23,430
Prepaid expenses	14,223	19,384
Inventory, net	31,465	29,014
Other current assets	7,747	10,194
Total current assets	417,904	528,107
Property and equipment, net of accumulated depreciation	83,032	60,519
Goodwill	280,128	282,059
Intangible assets, net of accumulated amortization	425,777	428,570
Right of use assets	26,802	—
Other assets	295	411
Total assets	$1,233,938	$1,299,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,955	$48,859
Accrued expenses and other current liabilities	45,918	76,882
Current portion of acquired contingent consideration	8,179	4,914
Current portion of lease liabilities	7,458	—
Current portion of loans payable	604	616
Current portion of liability related to sale of future royalties	9,173	8,985
Total current liabilities	97,287	140,256
Convertible senior notes (due 2021)	321,210	318,670
Non-current portion of acquired contingent consideration	167,221	163,086
Non-current portion of lease liabilities	26,455	—
Non-current portion of loans payable	24,643	24,470
Deferred tax liability	5,401	7,483
Non-current portion of liability related to sale of future royalties	20,174	21,731
Other non-current liabilities	4,961	11,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 20,000,000 shares at March 31, 2019 and December 31, 2018; no shares issued as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2019 and December 31, 2018; issued 47,563,184 and 47,508,505 shares, including those held in treasury, as of March 31, 2019 and December 31, 2018, respectively	48	48
Treasury stock at cost (91,594 shares at March 31, 2019 and 87,737 shares at December 31, 2018)	(2,185)	(2,133)
Additional paid-in capital	1,008,796	1,005,105
Accumulated deficit	(441,448)	(393,843)
Accumulated other comprehensive income	1,375	2,806
Total stockholders’ equity	566,586	611,983
Total liabilities and stockholders’ equity	$1,233,938	$1,299,666

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended March 31, 2019	Three-month period ended March 31, 2018
Revenues:
Net product revenues	$41,334	$103,003
Royalty revenues	2,803	3,162
Total net revenues	44,137	106,165
Costs and expenses:
Cost of sales	8,799	20,634
Research and development	16,028	30,560
Selling, general and administrative	52,725	47,601
Amortization of intangible assets	2,564	716
Changes in fair value of acquired contingent consideration	7,400	6,200
Total operating expenses	87,516	105,711
Operating (loss) income	(43,379)	454
Other (expense) income, net:
Interest and amortization of debt discount expense	(6,424)	(5,497)
Interest income	1,496	326
Realized loss on foreign currency transactions	(13)	(5)
Total other expense, net	(4,941)	(5,176)
Loss before taxes	(48,320)	(4,722)
Benefit from (Provision for) income taxes	715	(3,477)
Net loss	$(47,605)	$(8,199)

Net loss per share—basic	$(1.00)	$(0.18)
Net loss per share—diluted	$(1.00)	$(0.18)
Weighted average common shares outstanding used in computing net loss per share—basic	47,472	46,529
Weighted average common shares outstanding used in computing net loss per share—diluted	47,472	46,529

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

(In thousands)	Three-month period ended March 31, 2019	Three-month period ended March 31, 2018
Net loss	$(47,605)	$(8,199)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,609)	2,547
Unrealized income (loss) on available for sale debt securities	178	(92)
Other comprehensive (loss) income, net of tax	(1,431)	2,455
Comprehensive loss	$(49,036)	$(5,744)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders equity
Balance at December 31, 2018	47,508	$48	$(2,133)	$1,005,105	$(393,843)	$2,806	$611,983
Compensation expense for issuance of stock options to employees	—	—	—	2,745	—	—	2,745
Compensation expense for issuance of restricted stock to employees	49	—	—	922	—	—	922
Exercise of stock options	2	—	—	24	—	—	24
Purchase of Treasury Stock	4	—	(52)	—	—	—	(52)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,431)	(1,431)
Net loss	—	—	—	—	(47,605)	—	(47,605)
Balance at March 31, 2019	47,563	$48	$(2,185)	$1,008,796	$(441,448)	$1,375	$566,586

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders equity
Balance at December 31, 2017	46,441	$46	$(389)	$968,580	$(455,108)	$6,858	$519,987
Adjustment to accumulated deficit (pursuant to adoption of ASU 2014-09)	—	—	—	—	27,582	—	27,582
Compensation expense for issuance of stock options to employees	—	—	—	4,095	—	—	4,095
Compensation expense for issuance of restricted stock to employees	100	—	—	1,840	—	—	1,840
Exercise of stock options	137	1		3,366	—	—	3,367
Purchase of Treasury Stock	47		(1,202)	—	—	—	(1,202)
Other comprehensive income, net of tax	—	—	—	—	—	2,455	2,455
Net loss	—	—	—	—	(8,199)	—	(8,199)
Balance at March 31, 2018	46,725	$47	$(1,591)	$977,881	$(435,725)	$9,313	$549,925

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three-month period ended March 31, 2019	Three-month period ended March 31, 2018
Cash flows from operating activities:
Net loss	$(47,605)	$(8,199)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	3,667	5,867
Amortization of net premiums and discounts on investments	(521)	(92)
Amortization of debt discount and debt issuance costs	4,717	4,003
Depreciation and amortization expense	4,850	3,310
Change in acquired contingent consideration obligation	7,400	6,200
Non-cash royalty revenue	(2,467)	(2,782)
Deferred tax benefit	(1,092)	(293)
Changes in assets and liabilities:
Decrease in accounts receivable	2,777	30,616
Decrease (increase) in prepaid expenses and other current assets	7,602	(1,535)
(Increase) decrease in inventory	(2,451)	9,839
Decrease in other assets	—	8
Decrease in accounts payable, accrued expenses and other current liabilities	(54,042)	(18,271)
(Decrease) increase in other non-current liabilities	(331)	30
Net cash (used in) provided by operating activities	(77,496)	28,701
Cash flows from investing activities:
Purchases of property and equipment	(24,655)	(4,807)
Purchases of intangible assets	—	(5)
Purchases of investments	(48,685)	(106,767)
Proceeds from maturities of investments	55,219	—
Net cash used in investing activities	(18,121)	(111,579)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	24	3,367
Purchase of treasury stock	(52)	(1,202)
Repayment of loans payable	(614)	(656)
Net cash (used in) provided by financing activities	(642)	1,509
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(177)	378
Net decrease in cash, cash equivalents and restricted cash	(96,436)	(80,991)
Cash, cash equivalents and restricted cash at beginning of period	294,351	308,039
Cash, cash equivalents and restricted cash at end of period	$197,915	$227,048
Supplemental disclosure:
Cash paid for interest	$18	$26
Cash paid for taxes	19	465

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2018.

Certain reclassifications were made to prior period amounts in the consolidated financial statements to conform to the current year presentation.

(2) Summary of Significant Accounting Policies

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), ASU 2018-05, Income Taxes (Topic 740), ASU 2018-09, “Codification Improvements” and ASU 2018-02, ‘Income Statement—Reporting Comprehensive Income’ (Topic 220). Other than the adoption of the new accounting guidance, our significant accounting policies have not changed materially from December 31, 2018.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Three-month period ended March 31, 2019		Three-month period ended March 31, 2018
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$293,564	$197,093	$307,068	$226,276
Restricted cash	532	567	410	460
Restricted cash included in Other assets	255	255	561	312
Total Cash, cash equivalents and restricted cash per statement of cash flows	$294,351	$197,915	$308,039	$227,048

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

Inventory

The major classes of inventory were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Raw materials	$548	$—
Work-in-progress	5,913	—
Finished goods	25,004	29,014
Total	$31,465	$29,014

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

Revenue Recognition

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or any contract liabilities as of March 31, 2019.

The following table disaggregates our revenue by major source (in thousands):

(In thousands)	Three-month period ended March 31, 2019	Three-month period ended March 31, 2018
Revenues:
Net product revenues	$41,334	$103,003
Royalty revenues	2,803	3,162
Total net revenues	$44,137	$106,165

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Inbrija in the U.S. for the three-month period ended March 31, 2019 and from the sales of Ampyra and Qutenza in the U.S for the three-month periods ended March 31, 2019 and 2018.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events required disclosure in these financial statements.

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $28.0 million and lease liabilities of $35.1 million. The difference between the ROU assets and the lease liabilities is primarily due to unamortized initial direct costs, lease incentives and deferred rent related to the Company’s operating leases at December 31, 2018.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the January 1, 2019 adoption date.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 3 years to 8 years, some of which include options to extend the lease term for up to 15 years, and some of which include options to terminate the lease within 3 years.

The Company has elected the practical expedient to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, we will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight line basis over the term of the lease.

Operating Leases

We lease certain office space, manufacturing and warehouse space under arrangements classified as leases under ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from 5 to 15 years. The exercise of lease renewal options is at our sole discretion. One of our leases also includes an option to early terminate the lease within 3 years.

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

The Ardsley lease provides for monthly payments of rent during the lease term. These payments consist of base rent, which takes into account the costs of the facility improvements funded by the facility owner prior to the Company’s occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently $4.7 million per year, which reflects an annual 2.5% escalation factor.

Chelsea, Massachusetts

Through our Civitas subsidiary, we lease a manufacturing facility in Chelsea, Massachusetts with commercial-scale capabilities. The approximately 90,000 square foot facility also includes office and laboratory space. Civitas leases this facility from North River Everett Ave, LLC pursuant to a lease with a term that expires on December 31, 2025, and Civitas has two additional extension options of five years each. The base rent under the lease is currently $1.6 million per year, which reflects an annual escalation factor of 2.5% as well as an amendment to the lease to add additional property at the Chelsea, Massachusetts site as further described below.

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

In 2018, the Company initiated a renovation and expansion of a building within the Chelsea manufacturing facility that will increase the size of the facility to approximately 95,000 square feet. The project will add a new manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing manufacturing line, and it will create additional warehousing space for manufactured product. Pursuant to a 2018 lease amendment that enabled the renovation and expansion, upon completion of the project, annual rent under the lease will increase to $1.7 million. Construction of the project is scheduled for completion in the third quarter of 2019, though we cannot be assured that the project will meet this schedule, and it will take additional time after completion of construction to obtain the FDA approval needed to use the new production line for commercial manufacturing. All costs to renovate and expand the facility are borne by the Company, therefore, the lease for that building is accounted for as a build to suit lease.

Additional Facilities

In October 2016, we entered into a 10-year lease agreement with a term commencing January 1, 2017, for approximately 26,000 square feet of lab and office space in Waltham, MA. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $1.1 million per year.

Our leases have remaining lease terms of 3 years to 8 years which assumes exercise of the early termination of our Ardsley, NY lease. We do not include any renewal options in our lease terms when calculating our lease liabilities as we are not reasonably certain that we will exercise these options. One of our leases includes the early termination option in the lease term when calculating the lease liability. The weighted-average remaining lease term for our operating leases was 5 years at March 31, 2019. The weighted-average discount rate was 7.13% at March 31, 2019.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	March 31, 2019
Right-of-use assets	Right of use assets	$26,802
Current lease liabilities	Current portion of lease liabilities	7,458
Non-current lease liabilities	Non-current portion of lease liabilities	26,455

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended March 31, 2019
Operating lease cost	$1,781
Variable lease cost	664
Short-term lease cost	322
Total lease cost	$2,767

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2019 (excluding the three months ended March 31, 2019)	$5,572
2020	7,608
2021	7,793
2022	9,825
2023	2,892
Later years	7,357
Total lease payments	41,047
Less: Imputed interest	(7,134)
Present value of lease liabilities	$33,913

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

(In thousands)	Three-month period ended March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,834
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—

In August 2018, the Securities Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company included its first presentation of changes in stockholders’ equity in its Form 10-Q for the three-month period ended March 31, 2019.

In February 2018, the FASB issued ASU 2018-02, ‘Income Statement—Reporting Comprehensive Income’ (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). This new standard provides entities with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The reclassification is the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the Act was effective and the amount that would have been recorded using the newly enacted rate. This guidance became effective in Q1 2019; however, the Company did not elect to make the optional reclassification.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” The ASU’s amendments clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2018-09 are not expected to have a significant effect on current accounting practices. Some of the amendments in this update do not require transition guidance and will be effective upon issuance of this update. However, many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The ASU became effective in Q1 2019. The ASU did not have a significant impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard amends the current guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model known as current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, the ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

(3) Share-based Compensation

During the three‑month periods ended March 31, 2019 and 2018, the Company recognized share-based compensation expense of $3.7 million and $5.9 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2019 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2019 and 2018 were approximately $7.41 and $12.37, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended March 31,
(In millions)	2019	2018
Research and development expense	$0.7	$1.7
Selling, general and administrative expense	2.8	4.2
Cost of Sales	0.2	—
Total	$3.7	$5.9

A summary of share-based compensation activity for the three-month period ended March 31, 2019 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2019	8,194	$29.81
Granted	440	13.88
Cancelled	(202)	23.34
Exercised	(2)	16.00
Balance at March 31, 2019	8,430	$29.14	5.5	$—
Vested and expected to vest at March 31, 2019	8,398	$29.18	5.5	$—
Vested and exercisable at March 31, 2019	6,905	$30.54	4.8	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2019	231
Granted	576
Vested	(53)
Forfeited	(3)
Nonvested at March 31, 2019	751

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of March 31, 2019 totaled $21.0 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

During the three‑month period ended March 31, 2019, the Company repurchased 3,857 shares of common stock at an average price of $13.38 per share or approximately $52 thousand. The share repurchase consists primarily of common stock withheld to cover tax liabilities in connection with the settlement of vested restricted stock units in the three-month period ended March 31, 2019.

(4) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three-month periods ended March 31, 2019 and 2018:

(In thousands, except per share data)	Three-month period ended March 31, 2019	Three-month period ended March 31, 2018
Basic and diluted
Net loss	$(47,605)	$(8,199)
Weighted average common shares outstanding used in computing net loss per share—basic	47,472	46,529
Plus: net effect of dilutive stock options and restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	47,472	46,529
Net loss per share—basic	$(1.00)	$(0.18)
Net loss per share—diluted	$(1.00)	$(0.18)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended March 31, 2019	Three-month period ended March 31, 2018
Denominator
Stock options and restricted common shares	8,544	7,504

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three-month period ended March 31, 2019. Additionally, the impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three-month periods ended March 31, 2019 and 2018.

(5) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes,  jurisdictions with pretax losses for which no tax benefit can be recognized, changes in the valuation allowance and the effects of share based compensation which are recorded discretely in the quarters in which they occur.

For the three-month periods ended March 31, 2019 and 2018, the Company recorded a benefit of $0.7 million and a provision of $(3.5) million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended March 31, 2019 and 2018 were 1.5% and (74%), respectively. The variance in the effective tax rates for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018 was due primarily to differences in pre-tax book income between the periods, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research & development tax credit.

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

The New York State Department of Tax commenced an examination of the Company’s income tax returns for the years 2014-2016 in the third quarter of 2018. There have been no proposed adjustments at this stage of the examination.

(6) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of time deposits and investments in a Treasury money market fund. The Company’s level 2 assets consist of investments in corporate bonds and commercial paper which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach. No changes in valuation techniques occurred during the three-month period ended March 31, 2019. The estimated fair values of all of our financial instruments approximate their carrying values at March 31, 2019, except for the fair value of the Company’s convertible senior notes, which was approximately $306.2 million as of March 31, 2019. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
March 31, 2019
Assets Carried at Fair Value:
Money market funds	$16,751	$—	$—
Commercial paper	—	54,485	—
Corporate bonds	—	91,672	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	175,400
December 31, 2018
Assets Carried at Fair Value:
Money market funds	$9,586	$—	$—
Commercial paper	—	47,108	—
Corporate bonds	—	104,881	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	168,000

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended March 31, 2019	Three-month period ended March 31, 2018
Acquired contingent consideration:
Balance, beginning of period	$168,000	$113,000
Fair value change to contingent consideration included in the statement of operations	7,400	6,200
Balance, end of period	$175,400	$119,200

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease and our ARCUS program for acute migraine. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecasts for Inbrija and our ARCUS program for acute migraine, (ii) probabilities of success, and (iii) discount periods and rate. The probability of success ranged from 26.3% to 100.0% with milestone payment outcomes ranging from $0 to $70 million in the aggregate for Inbrija and our ARCUS program for acute migraine. The valuation is performed quarterly. Gains and losses representing changes in the fair value of the contingent consideration are included in the statement of operations. For the three-month periods ended March 31, 2019 and 2018, changes in the fair value of the acquired contingent consideration were primarily due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions.

The acquired contingent consideration is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach, including but not limited to, assumptions involving probability adjusted sales estimates for Inbrija and the ARCUS program for acute migraine and estimated discount rates, the estimated fair value could be significantly higher or lower than the fair value determined.

(7) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale debt securities are carried at fair value with interest on these investments included in interest income and are recorded based on quoted market prices. Available-for-sale investments consisted of the following at March 31, 2019 and December 31, 2018, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2019
Commercial Paper	$54,446	$39	$—	$54,485
Corporate Bonds	91,658	24	(10)	91,672
Total Short-term investments	$146,104	$63	$(10)	$146,157
December 31, 2018
Commercial Paper	$47,149	$—	$(41)	$47,108
Corporate Bonds	104,965	6	(90)	104,881
Total Short-term investments	$152,114	$6	$(131)	$151,989

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $16.8 million and $9.6 million as of March 31, 2019 and December 31, 2018, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and amounted to approximately $146.2 million and $152.0 million as of March 31, 2019 and December 31, 2018, respectively. The aggregate fair value of short-term investments in an unrealized loss position amounted to approximately $31.8 million as of March 31, 2019. Short-term investments at March 31, 2019 primarily consisted of high-grade commercial paper and corporate bonds. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at March 31, 2019 or December 31, 2018. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of March 31, 2019 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. The changes in AOCI associated with the unrealized holding losses on available-for-sale investments during the three-month period ended March 31, 2019, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2018	$(125)
Other comprehensive income before reclassifications	178
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	178
Balance at March 31, 2019	$53

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

The Company maintained the rights under the license and collaboration agreement with Biogen, therefore, the Royalty Agreement has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement, in accordance with the relevant accounting guidance. The Company recorded the receipt of the $40 million payment from HCRP and established a corresponding liability in the amount of $40 million, net of transaction costs of approximately $2.2 million. The net liability is classified between the current and non-current portion of liability related to the sale of future royalties in the consolidated balance sheets based on the recognition of the interest and principal payments to be received by HCRP in the next 12 months from the financial statement reporting date. The total net royalties to be paid, less the net proceeds received will be recorded to interest expense using the effective interest method over the life of the Royalty Agreement. The Company will estimate the payments to be made to HCRP over the term of the Agreement based on forecasted royalties and will calculate the interest rate required to discount such payments back to the liability balance. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, the Company will reassess the effective interest rate and adjust the rate prospectively as necessary.

   The following table shows the activity within the liability account for March 31, 2019 and December 31, 2018, respectively:

(In thousands)	March 31, 2019	December 31, 2018
Liability related to sale of future royalties - beginning balance	$30,716	$35,788
Deferred transaction costs recognized	174	784
Non-cash royalty revenue payable to HCRP	(2,467)	(10,291)
Non-cash interest expense recognized	925	4,435
Liability related to sale of future royalties - ending balance	$29,348	$30,716

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

The outstanding note balance as of March 31, 2019 and December 31, 2018 consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Liability component:
Principal	$345,000	$345,000
Less: debt discount and debt issuance costs, net	(23,790)	(26,330)
Net carrying amount	$321,210	$318,670
Equity component	$61,195	$61,195

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

As of March 31, 2019, the remaining contractual life of the Notes is approximately 2.25 years. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through March 31, 2019.

The following table sets forth total interest expense recognized related to the Notes for the three-month periods ended March 31, 2019 and 2018:

(In thousands)	Three-month period ended March 31, 2019	Three-month period ended March 31, 2018
Contractual interest expense	$1,509	$1,509
Amortization of debt issuance costs	235	224
Amortization of debt discount	2,305	2,199
Total interest expense	$4,049	$3,932

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

Background

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market Inbrija (levodopa inhalation powder), which is approved for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa. Inbrija is for on-demand use and utilizes our innovative ARCUS pulmonary delivery system, a technology platform designed to deliver medication through inhalation that we believe has potential to be used in the development of a variety of inhaled medicines. We also market branded Ampyra (dalfampridine) Extended Release Tablets, 10 mg.

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg, with no titration required. Inbrija became commercially available on February 28, 2019. Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is being distributed through a network of specialty pharmacies. Our sales representatives are targeting approximately 10,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. We project that annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million.

We are seeking approval to market Inbrija in the European Union, and accordingly we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in March 2018. In March 2019, we submitted responses to the Inbrija MAA Day 120 list of questions. After the adoption of a Committee for Medicinal Products for Human Use, or CHMP, opinion, we expect a final decision regarding the MAA from the European Commission before the end of 2019. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

We have been engaged in litigation with generic drug manufacturers relating to certain Ampyra patents, which is further described below and in Part II, Item 1 of this report. In 2017, a U.S. District Court issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated other Ampyra patents that were set to expire between 2025 and 2027, and in September 2018 a U.S. Court of Appeals upheld this decision. As a result, our patent exclusivity with respect to Ampyra terminated on July 30, 2018, and we have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that have been marketed since the Court of Appeals decision. We expect that additional manufacturers will market generic versions of Ampyra, resulting in a continued decline in our Ampyra sales.

Our strategic priorities for 2019 are as follows:

•

Inbrija (levodopa inhalation powder): Successfully launching the commercial sale of Inbrija in the U.S.; obtaining approval of our European Marketing Authorization Application, or MAA, for Inbrija; and continuing with potential partnering discussions for commercialization outside of the U.S.

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

As of March 31, 2019, we had cash, cash equivalents and short-term investments of approximately $343.3 million. We have $345 million of convertible senior notes due in 2021 with a conversion price of $42.56.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg, with no titration required. Inbrija became commercially available on February 28, 2019, and is being distributed through a network of specialty pharmacies. Net revenue for Inbrija was $1.3 million for the quarter ended March 31, 2019, the first fiscal quarter during which we sold Inbrija. We project that annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million.

We are seeking approval to market Inbrija in the European Union, and accordingly we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in March 2018. In March 2019, we submitted responses to the Inbrija MAA Day 120 list of questions. After the adoption of a Committee for Medicinal Products for Human Use, or CHMP, opinion, we expect a final decision regarding the MAA from the European Commission before the end of 2019. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S, with potential partners in Europe and Japan.

We are marketing Inbrija in the U.S. through our own specialty sales force and commercial infrastructure. We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our commercial sale of Inbrija in the U.S. will benefit from the experiences and capabilities of this team. Importantly, we kept our commercial team substantially intact following a 2017 company restructuring. We currently have approximately 90 sales representatives as well as established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information to payers and physicians on our marketed products; a National Trade Account Director who works with our network of specialty pharmacies for Inbrija; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives. Our sales representatives are targeting approximately 10,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa.

In January 2019, we established Prescription Support Services, which we sometimes refer to as the Inbrija hub, a service provided by Acorda which is designed to help patients navigate their insurance coverage and offer reimbursement support services, when appropriate. Services fall into one of these four categories: insurance verification, to research patient insurance benefits and confirm insurance coverage; prior authorization support, to identify prior authorization requirements; appeals support; and assistance identifying which specialty pharmacy a patient will utilize based on their insurance coverage. For patients that may need assistance paying for their medication, Prescription Support Services offers several support options, including: a program that provides no cost medication to patients who meet specific program eligibility requirements; co-pay support, which may help commercially insured (non-government funded) patients lower their out-of-pocket costs; and a bridge program, for federally-insured patients who experience a delay in coverage determination. We have implemented a no-cost sample program, available at physician offices, to enable patients and their physicians to assess the value of Inbrija before the patient has to incur out-of-pocket co-pay or co-insurance costs. In addition, we have implemented a free trial program, available through the Inbrija hub, for commercially-insured patients who cannot access the free samples because of offices and institutions that have policies that prohibit samples.

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

Inbrija is for on-demand use and utilizes our innovative ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies. We acquired the ARCUS technology platform as part of our 2014 acquisition of Civitas Therapeutics. We have worldwide rights to our ARCUS drug delivery technology, which is protected by extensive know-how and trade secrets and various U.S. and foreign patents, including patents that protect the Inbrija dry powder capsules beyond 2030. We have several patents listed in the Orange Book for Inbrija, including patents expiring between 2022 and 2032, and Inbrija is entitled to three years of data exclusivity, through December 2021, as posted in the Orange book.

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

In March 2019, we presented new one-year safety and exploratory efficacy outcomes data from an extension of the SPAN-PD trial at the Academy of Managed Care Pharmacy (AMCP) Managed Care & Specialty Pharmacy Annual Meeting.

Ampyra

General

Ampyra was approved by the FDA in January 2010 to improve walking in adults with MS. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Net revenue for Ampyra was $40.1 million for the quarter ended March 31, 2019 and $102.8 million for the quarter ended March 31, 2018.

Ampyra is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is distributed in the U.S. primarily through a network of specialty pharmacy providers, which deliver the medication to patients by mail, and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies. We have relationships with six additional pharmacies through which Ampyra is available, each of which is either affiliated with an integrated health delivery network or an academic medical center. These pharmacies are not part of our specialty pharmacy network, but rather receive prescriptions for Ampyra directly from prescribers without first being routed through Ampyra Patient Support Services, or APSS. We have contracted with a third party organization with extensive experience in coordinating patient benefits to run APSS, a dedicated resource that coordinates the prescription process among healthcare providers, people with MS, and insurance carriers. We have a 60-day free trial program that provides eligible patients with two months of Ampyra at no cost. We are evaluating the level of our continuing investment in certain Ampyra sales and marketing programs, including our free trial program and APSS, due to the introduction of generic competition and corresponding decline in Ampyra sales.

We have been engaged in litigation with certain generic drug manufacturers relating to our five initial Orange Book-listed Ampyra patents. In 2017, the United States District Court for the District of Delaware (the “District Court”) issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, our patent exclusivity with respect to Ampyra terminated on July 30, 2018. We appealed the District Court decision to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”), which issued a ruling on September 10, 2018 upholding the District Court’s decision (the “Appellate Decision”). In January 2019, the Federal Circuit denied our petition for rehearing en banc. In April 2019, we filed a petition for certiorari appealing the case to the U.S. Supreme Court. This litigation is discussed in further detail in Part II, Item 1 of this report. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that are being marketed following the Appellate Decision. We expect that additional manufacturers will market generic versions of Ampyra, resulting in a continued decline in our Ampyra sales.

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

•

BTT1023: Through Biotie Therapies, we are also developing BTT1023 (timolumab), a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. There are no approved drug therapies for PSC and liver transplant is the only treatment. The University of Birmingham had been conducting a Phase 2 proof-of-concept clinical trial of BTT1023 for PSC, and data from the trial were expected in the fourth quarter of 2018, but the university informed us in January 2019 that they terminated the trial.
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

Results of Operations

Three-Month Period Ended March 31, 2019 Compared to March 31, 2018

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $1.3 million for the three-month period ended March 31, 2019.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra of $40.1 million and $102.8 million for the three-month periods ended March 31, 2019 and 2018, respectively, a decrease of $62.7 million, or 61%. The net revenue decrease was comprised of decreased net volume of $74.7 million partially offset by net price increases, net of discount and allowance adjustments of $12.0 million.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products Inbrija and Ampyra to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Royalty Revenue

We recognized $2.8 million and $3.2 million in royalty revenue for the three-month periods ended March 31, 2019 and 2018, respectively related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $8.8 million for the three-month period ended March 31, 2019 as compared to $20.6 million for the three-month period ended March 31, 2018. Cost of sales for the three-month period ended March 31, 2019 consisted primarily of $8.6 million in inventory costs related to recognized revenues and $0.2 million in royalty fees based on net product shipments. Cost of sales for the three-month period ended March 31, 2018 consisted primarily of $18.1 million in inventory costs related to recognized revenues and $2.4 million in royalty fees based on net product shipments.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $2.6 million for the three-month period ended March 31, 2019 as compared to $0.7 million related to Ampyra for the three-month period ended March 31, 2018.

Research and Development

Research and development expenses for the three-month period ended March 31, 2019 were $16.0 million as compared to $30.6 million for the three-month period ended March 31, 2018, a decrease of approximately $14.6 million, or 48%. The decrease was due primarily to reductions in spending of $7.5 million due to the termination of the tozadenant development program, reductions in spending of $4.1 million due to the commercialization of Inbrija, and decreases in overall salaries and benefits and certain other programs of $3.0 million.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2019 were $30.0 million compared to $22.9 million for the three-month period ended March 31, 2018, an increase of approximately $7.1 million, or 31%. The increase was attributable primarily to an increase in marketing related spending of $6.9 million due to launch activities for Inbrija and an increase in overall salaries and benefits of $0.2 million.

General and administrative expenses for the three-month period ended March 31, 2019 were $22.7 million compared to $24.7 million for the three-month period ended March 31, 2018, a decrease of approximately $2.0 million, or 8%. The decrease was primarily due to a reduction in salaries and benefits related costs of $2.1 million and business development costs of $1.5 million, partially offset by an increase in legal costs and certain other costs of $1.4 million.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded an expense pertaining to changes in the fair-value of acquired contingent consideration of $7.4 million for the three-month period ended March 31, 2019 as compared to $6.2 million for the three-month period ended March 31, 2018. The changes in the fair-value of the acquired contingent consideration were primarily due to the FDA approval of Inbrija in December 2018 which increased the probability of success and partly due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense, Net

Other expense, net was $4.9 million for the three-month period ended March 31, 2019 as compared to $5.2 million for the three month period ended March 31, 2018. This was due primarily to an increase in interest income of $1.2 million offset by an increase in interest and amortization of debt discount expense of $0.9 million.

Benefit from (Provision for) Income Taxes

For the three-month periods ended March 31, 2019 and 2018, the Company recorded a $0.7 million benefit and a $(3.5) million provision for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended March 31, 2019 and 2018 were 1.5% and (74%), respectively. The variance in the effective tax rates for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018 was due primarily to differences in pre-tax book income between the periods, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research and development tax credit.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, payments received under our collaboration and licensing agreements Ampyra, Fampyra, Zanaflex and Qutenza, and, to a lesser extent, from loans, government and non-government grants and other financing arrangements. We expect sales of Inbrija to become a source of financing for our operations.

At March 31, 2019, we had $343.3 million of cash, cash equivalents and short-term investments, compared to $445.6 million at December 31, 2018. The decline in cash was due in large part to non-recurring payments of approximately $45 million that were made in the first quarter of 2019 primarily related to Ampyra inventory purchases. Orders for these purchases had to be placed in the third quarter of 2018 in anticipation of continued sales of branded Ampyra. Payments for these orders were made in the first quarter of 2019. The Company does not expect to purchase additional Ampyra inventory in 2019, and for the remainder of 2019 the Company expects cash expenditures to align with normal operating activities. We expect that our existing cash and cash flows from operations will be sufficient to fund our ongoing operations over the next 12 months from the financial statement filing date.

Our future capital requirements will depend on a number of factors, including the amount of revenue generated from sales of Inbrija and Ampyra, the continued progress of our research and development activities, the amount and timing of milestone or other payments payable under collaboration, license and acquisition agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, and capital required or used for future acquisitions or to in-license new products and compounds including the development costs relating to those products or compounds. To the extent our capital resources are insufficient to meet future operating requirements we will need to raise additional capital, reduce planned expenditures, or incur indebtedness to fund our operations. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all.

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

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date. As of March 31, 2019, the Notes did not meet the criteria to be convertible.

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

Our outstanding note balances as of March 31, 2019 consisted of the following:

(In thousands)	March 31, 2019
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(23,790)
Net carrying amount	$321,210
Equity component	$61,195

Non-Convertible Capital Loans

Non-convertible capital loans were granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $24.0 million as of March 31, 2019. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $1.2 million as of March 31, 2019. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal will be paid in equal annual installments over a 5 year period, ending January 2021.

Investment Activities

At March 31, 2019, cash, cash equivalents and short-term investment were approximately $343.3 million, as compared to $445.6 million at December 31, 2018. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of time deposits and investments in money market funds. Our short term investments consist of high-grade corporate debt securities and commercial paper with original maturities of twelve months or less at date of purchase. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operations

Net cash used in operations was $77.5 million for the three-month period ending March 31, 2019. Cash used by operations for the three-month period ended March 31, 2019 was primarily due to net loss of $47.6 million, non-cash royalty revenue of $2.5 million, deferred tax benefit of $1.1 million, an increase in inventory of $2.5 million and a decrease in accounts payable and accrued expenses of $54.0 million. This was offset by a decrease in accounts receivable of $2.8 million, a change in contingent consideration liability of $7.4 million, stock compensation expense of $3.7 million, depreciation and amortization of $4.9 million, amortization of debt discount and debt issuance costs of $4.7 million, and a decrease in other prepaid expenses and other current assets of $7.6 million

Net Cash Used in Investing

Net cash used in investing activities for the three-month period ended March 31, 2019 was $18.1 million, which was due primarily to purchases of short-term investments and property and equipment of $48.7 million and $24.7 million, respectively. This was partially offset by proceeds from maturities of investments of $55.2 million.

Net Cash Used in Financing

Net cash used in financing activities for the three-month period ended March 31, 2019 was $0.6 million, which was primarily due to the repayment of loans payable of $0.6 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 14 of our Annual report on Form 10-K for the year ended December 31, 2018. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the three-month period ended March 31, 2019, commitments related to the purchase of inventory increased as compared to December 31, 2018. As of March 31, 2019, we have inventory-related purchase commitments totaling approximately $3.0 million.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, with the exception of the adoption of ASU 2016-02, “Leases” (Topic 842), ASU 2018-05, ASU 2018-09 and ASU 2018-02, our critical accounting policies have not changed materially from December 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, convertible senior notes, non-convertible capital loans, research and development loans and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at March 31, 2019, except for the fair value of the Company’s convertible senior notes which was approximately $306.2 million as of March 31, 2019.

We have cash equivalents and short-term investments at March 31, 2019, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, high-grade corporate bonds and commercial paper, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2019. At March 31, 2019, we held $343.3 million in cash, cash equivalents and short-term investments which had an average interest rate of approximately 2.4%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2019, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2019, we implemented ASC 842 - Leases. As a result of our implementation of ASC 842, we enhanced our control documentation related to lease accounting. The enhancements included documentation enhancements to support ongoing monitoring activities in order to provide reasonable assurance regarding the fair presentation of our consolidated financial statements and related disclosures.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Ampyra ANDA Litigation

Overview. As further described below, we have been engaged in litigation with certain generic drug manufacturers relating to our five initial Orange Book-listed Ampyra patents. We filed lawsuits against these generic drug manufacturers in response to their submitting Abbreviated New Drug Applications, or ANDAs, to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. As previously reported, we settled with some, but not all, of these companies. In March 2017, the U.S. District Court for the District of Delaware (the “District Court”) rendered a decision from a bench trial held in September 2016. The District Court upheld our Ampyra Orange Book-listed patent that expired in July 2018, but invalidated the four other Orange Book-listed patents pertaining to Ampyra that are the subject of the litigation that were set to expire between 2025 and 2027. We appealed the decision on the four invalidated patents to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”), which issued a ruling on September 10, 2018 upholding the District Court’s decision (the “Appellate Decision”). In January 2019, the Federal Circuit denied our petition for rehearing en banc. We filed a petition for certiorari appealing the case to the U.S. Supreme Court on April 4, 2019.

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

A bench trial was completed in September 2016, and the District Court issued a decision in March 2017. The District Court upheld U.S. Patent No. 5,540,938 (the ‘938 patent), which expired on July 30, 2018, but invalidated U.S. Patent Nos. 8,663,685, 8,007,826, 8,440,703, and 8,354,437. In May 2017, we appealed the ruling on these patents to the Federal Circuit. The Federal Circuit issued a decision on September 10, 2018 upholding the District Court’s decision. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that are being marketed following the decision of the Federal Circuit. We expect that additional manufacturers will market generic versions of Ampyra, which may accelerate the decline in our Ampyra sales. In January 2019, the Federal Circuit denied our petition for rehearing en banc. We filed a petition for certiorari appealing the case to the U.S. Supreme Court on April 4, 2019.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about our purchases of shares of Acorda stock during the three-month period ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	-	-	-	-
February 1-28, 2019	3,857	$13.38	-	-
March 1-31, 2019	-	-	-	-
Total	3,857	$13.38	-	-

(1)	Share repurchases reported in this column consist of shares of Acorda’s common stock (3,857 shares) withheld to cover tax liability in connection with the settlement of vested restricted stock units.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: May 7, 2019		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: May 7, 2019		David Lawrence Chief, Business Operations and Principal Accounting Officer