Form 10-Q
period 2019-06-30
ACORDA THERAPEUTICS INC
filed 2019-08-07
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, $0.001 par value per share	48,108,022 shares

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

We and our subsidiaries own several registered trademarks in the U.S. and in other countries. These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Biotie Therapies,” “Ampyra,” “Inbrija,” and “ARCUS.”  Also, our mark “Fampyra” is a registered mark in the European Community Trademark Office and we have registrations or pending applications for this mark in other jurisdictions. Our trademark portfolio also includes several registered trademarks and pending trademark applications in the U.S. and worldwide for potential product names or for disease awareness activities. Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,648	$293,564
Restricted cash	192	532
Short term investments	149,242	151,989
Trade accounts receivable, net of allowances of $1,206 and $2,681, as of June 30, 2019 and December 31, 2018, respectively	21,010	23,430
Prepaid expenses	9,850	19,384
Inventory, net	28,086	29,014
Other current assets	2,342	10,194
Total current assets	358,370	528,107
Property and equipment, net of accumulated depreciation	113,455	60,519
Goodwill	281,467	282,059
Intangible assets, net of accumulated amortization	418,000	428,570
Right of use assets	25,876	—
Other assets	294	411
Total assets	$1,197,462	$1,299,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,724	$48,859
Accrued expenses and other current liabilities	44,594	76,882
Current portion of acquired contingent consideration	4,993	4,914
Current portion of lease liabilities	7,644	—
Current portion of loans payable	612	616
Current portion of liability related to sale of future royalties	9,384	8,985
Total current liabilities	93,951	140,256
Convertible senior notes (due 2021)	323,780	318,670
Non-current portion of acquired contingent consideration	157,544	163,086
Non-current portion of lease liabilities	25,766	—
Non-current portion of loans payable	25,237	24,470
Deferred tax liability	3,069	7,483
Non-current portion of liability related to sale of future royalties	18,491	21,731
Other non-current liabilities	4,787	11,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 20,000,000 shares at June 30, 2019 and December 31, 2018; no shares issued as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2019 and December 31, 2018; issued 47,534,910 and 47,508,505 shares, including those held in treasury, as of June 30, 2019 and December 31, 2018, respectively	48	48
Treasury stock at cost (29,304 shares at June 30, 2019 and 87,737 shares at December 31, 2018)	(638)	(2,133)
Additional paid-in capital	1,011,744	1,005,105
Accumulated deficit	(468,934)	(393,843)
Accumulated other comprehensive income	2,617	2,806
Total stockholders’ equity	544,837	611,983
Total liabilities and stockholders’ equity	$1,197,462	$1,299,666

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2019	Three-month period ended June 30, 2018	Six-month period ended June 30, 2019	Six-month period ended June 30, 2018
Revenues:
Net product revenues	$47,191	$150,412	$88,525	$253,415
Royalty revenues	2,862	2,890	5,665	6,052
Total net revenues	50,053	153,302	94,190	259,467
Costs and expenses:
Cost of sales	9,397	30,378	18,196	51,012
Research and development	18,959	25,910	34,987	56,470
Selling, general and administrative	50,195	44,263	102,921	91,864
Amortization of intangible assets	7,691	716	10,255	1,432
Changes in fair value of acquired contingent consideration	(12,800)	(7,000)	(5,400)	(800)
Total operating expenses	73,442	94,267	160,959	199,978
Operating (loss) income	(23,389)	59,035	(66,769)	59,489
Other (expense) income, net:
Interest and amortization of debt discount expense	(5,378)	(5,414)	(11,801)	(10,911)
Interest income	1,498	910	2,994	1,236
Realized loss on foreign currency transactions	(3)	(2)	(16)	(7)
Other income	—	24	—	24
Total other expense, net	(3,883)	(4,482)	(8,823)	(9,658)
(Loss) income before taxes	(27,272)	54,553	(75,592)	49,831
Benefit from (Provision for) income taxes	(214)	(8,356)	501	(11,833)
Net (loss) income	$(27,486)	$46,197	$(75,091)	$37,998

Net (loss) income per share—basic	$(0.58)	$0.99	$(1.58)	$0.82
Net (loss) income per share—diluted	$(0.58)	$0.98	$(1.58)	$0.81
Weighted average common shares outstanding used in computing net (loss) income per share—basic	47,486	46,799	47,480	46,546
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	47,486	47,201	47,480	46,974

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(In thousands)	Three-month period ended June 30, 2019	Three-month period ended June 30, 2018	Six-month period ended June 30, 2019	Six-month period ended June 30, 2018
Net (loss) income	$(27,486)	$46,197	$(75,091)	$37,998
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,128	(4,529)	(481)	(1,982)
Unrealized income (loss) on available for sale debt securities	114	15	292	(77)
Other comprehensive income (loss), net of tax	1,242	(4,514)	(189)	(2,059)
Comprehensive (loss) income	$(26,244)	$41,683	$(75,280)	$35,939

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders equity
Balance at December 31, 2018	47,508	$48	$(2,133)	$1,005,105	$(393,843)	$2,806	$611,983
Compensation expense for issuance of stock options to employees	—	—	—	2,745	—	—	2,745
Compensation expense for issuance of restricted stock to employees	49	—	—	922	—	—	922
Exercise of stock options	2	—	—	24	—	—	24
Purchase of Treasury Stock	4	—	(52)	—	—	—	(52)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,431)	(1,431)
Net loss	—	—	—	—	(47,605)	—	(47,605)
Balance at March 31, 2019	47,563	$48	$(2,185)	$1,008,796	$(441,448)	$1,375	$566,586
Compensation expense for issuance of stock options to employees	—	—	—	3,180	—	—	3,180
Compensation expense for issuance of restricted stock to employees	34	—	—	1,354	—	—	1,354
Adjustments to Treasury Stock	(65)	—	1,586	(1,586)	—	—	—
Purchase of Treasury Stock	3	—	(39)	—	—	—	(39)
Other comprehensive income, net of tax	—	—	—	—	—	1,242	1,242
Net loss	—	—	—	—	(27,486)	—	(27,486)
Balance at June 30, 2019	47,535	$48	$(638)	$1,011,744	$(468,934)	$2,617	$544,837

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders equity
Balance at December 31, 2017	46,441	$46	$(389)	$968,580	$(455,108)	$6,858	$519,987
Adjustment to accumulated deficit (pursuant to adoption of ASU 2014-09)	—	—	—	—	27,582	—	27,582
Compensation expense for issuance of stock options to employees	—	—	—	4,095	—	—	4,095
Compensation expense for issuance of restricted stock to employees	100	—	—	1,840	—	—	1,840
Exercise of stock options	137	1		3,366	—	—	3,367
Purchase of Treasury Stock	47		(1,202)	—	—	—	(1,202)
Other comprehensive income, net of tax	—	—	—	—	—	2,455	2,455
Net loss	—	—	—	—	(8,199)	—	(8,199)
Balance at March 31, 2018	46,725	$47	$(1,591)	$977,881	$(435,725)	$9,313	$549,925
Compensation expense for issuance of stock options to employees	—	—	—	3,797	—	—	3,797
Compensation expense for issuance of restricted stock to employees	16	—	—	1,457	—	—	1,457
Exercise of stock options	458	—	—	10,157	—	—	10,157
Purchase of Treasury Stock	24	—	(385)	—	—	—	(385)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,514)	(4,514)
Net income	—	—	—	—	46,197	—	46,197
Balance at June 30, 2018	47,223	$47	$(1,976)	$993,292	$(389,528)	$4,799	$606,634

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2019	Six-month period ended June 30, 2018
Cash flows from operating activities:
Net (loss) income	$(75,091)	$37,998
Adjustments to reconcile (net loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	8,201	11,112
Amortization of net premiums and discounts on investments	(1,001)	(78)
Amortization of debt discount and debt issuance costs	8,497	7,973
Depreciation and amortization expense	14,878	6,648
Change in acquired contingent consideration obligation	(5,400)	(800)
Non-cash royalty revenue	(4,985)	(5,326)
Deferred tax (benefit) provision	(3,551)	12,633
Changes in assets and liabilities:
Decrease in accounts receivable	2,420	17,042
Decrease (increase) in prepaid expenses and other current assets	17,383	(1,640)
Decrease in inventory	929	16,355
Decrease in other assets	—	17
Decrease in accounts payable, accrued expenses and other current liabilities	(54,583)	(17,036)
(Decrease) increase in other non-current liabilities	(84)	61
Net cash (used in) provided by operating activities	(92,387)	84,959
Cash flows from investing activities:
Purchases of property and equipment	(57,270)	(10,793)
Purchases of intangible assets	—	(162)
Purchases of investments	(107,899)	(148,371)
Proceeds from maturities of investments	111,942	—
Net cash used in investing activities	(53,227)	(159,326)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	24	12,727
Purchase of treasury stock	(91)	(1,587)
Repayment of loans payable	(614)	(656)
Net cash (used in) provided by financing activities	(681)	10,484
Effect of exchange rate changes on cash, cash equivalents and restricted cash	40	(84)
Net decrease in cash, cash equivalents and restricted cash	(146,255)	(63,967)
Cash, cash equivalents and restricted cash at beginning of period	294,351	308,039
Cash, cash equivalents and restricted cash at end of period	$148,096	$244,072
Supplemental disclosure:
Cash paid for interest	$3,037	$3,045
Cash paid for taxes	1,025	13,554

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2018.

Certain reclassifications were made to prior period amounts in the consolidated financial statements to conform to the current year presentation.

(2) Summary of Significant Accounting Policies

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), ASU 2018-05, Income Taxes (Topic 740), ASU 2018-09, “Codification Improvements” and ASU 2018-02, ‘Income Statement—Reporting Comprehensive Income’ (Topic 220). Effective April 1, 2019, the Company adopted ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350). Other than the adoption of the new accounting guidance, our significant accounting policies have not changed materially from December 31, 2018.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Six-month period ended June 30, 2019		Six-month period ended June 30, 2018
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$293,564	$147,648	$307,068	$243,345
Restricted cash	532	192	410	221
Restricted cash included in Other assets	255	256	561	506
Total Cash, cash equivalents and restricted cash per statement of cash flows	$294,351	$148,096	$308,039	$244,072

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

Inventory

The major classes of inventory were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Raw materials	$680	$—
Work-in-progress	10,147	—
Finished goods	17,259	29,014
Total	$28,086	$29,014

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Inbrija in the U.S. for the three and six-month periods ended June 30, 2019 and from the sales of Ampyra in the U.S. for the three and six-month periods ended June 30, 2019 and 2018.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired in a business combination accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. We perform our impairment testing at the reporting level where we have determined that we have a single reporting unit and operating segment. The impairment test for goodwill uses an approach which compares the estimated fair value of the reporting unit including goodwill to its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value.

During the second quarter of 2019, we experienced a significant decline in our stock price that reduced the market capitalization below the carrying value of the Company. This circumstance required the Company to perform a quantitative assessment to assess the value of the goodwill for impairment. The Company performed an assessment of the goodwill and concluded that there was no impairment. The Company utilized the income approach in the goodwill assessment process. The determination of the fair value of the reporting unit and assets and liabilities within the reporting unit requires us to make significant estimates and assumptions. This valuation approach considers a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, and discount rates and require us to make certain assumptions and estimates. When performing our income approach, we incorporate the use of projected financial information and a discount rate that are developed based on certain assumptions. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. Changes in these assumptions and resulting valuations or further declines in our stock price could result in future goodwill impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. After completing our impairment assessment during the second quarter of 2019, we concluded that the carrying value of the Company did not exceed its estimated fair value as of June 30, 2019 and therefore, the goodwill was not impaired.

Due to the impairment assessment trigger for the Company’s goodwill during the second quarter of 2019, we concluded that this factor could be a potential indicator of impairment with respect to our long-lived assets and we performed an impairment analysis. The Company compared the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of long lived assets. The cash flow estimation period was based on the long-lived assets’ remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations or further declines in our stock price could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events that required disclosure in these financial statements.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. See Note 11 for further information.

In August 2018, the Securities Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company adopted the rule in the three-month period ended March 31, 2019 and included its first presentation of changes in stockholders’ equity in its Form 10-Q for the three-month period ended March 31, 2019.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance on April 1, 2019. The ASU did not have an impact on its consolidated financial statements.

The following table represents a summary of activities in goodwill from December 31, 2018 through June 30, 2019:

(In thousands)
Balance at December 31, 2018	$282,059
Foreign currency translation adjustment	(592)
Balance at June 30, 2019	$281,467

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

(3) Revenues

In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the good or service. ASC 606 outlines a five-step process for recognizing revenue from contracts with customers: i) identify the contract with the customer, ii) identify the performance obligations in the contract, iii) determine the transaction price, iv) allocate the transaction price to the separate performance obligations in the contract, and v) recognize revenue associated with the performance obligations as they are satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company determines the performance obligations that are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon receipt of the product by the customer.

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or any contract liabilities as of June 30, 2019.

The following table disaggregates our revenue by major source:

(In thousands)	Three-month period ended June 30, 2019	Three-month period ended June 30, 2018	Six-month period ended June 30, 2019	Six-month period ended June 30, 2018
Revenues:
Net product revenues:
Ampyra	$44,183	$150,265	$84,250	$253,084
Inbrija	3,008	—	4,275	—
Other	—	147	—	331
Total net product revenues	47,191	150,412	88,525	253,415
Royalty revenues	2,862	2,890	5,665	6,052
Total net revenues	$50,053	$153,302	$94,190	$259,467

(4) Share-based Compensation

During the three‑month periods ended June 30, 2019 and 2018, the Company recognized share-based compensation expense of $4.5 million and $5.2 million, respectively. During the six-month periods ended June 30, 2019 and 2018, the Company recognized share-based compensation expense of $8.2 and $11.1 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2019 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2019 and 2018 were approximately $4.71 and $14.32, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2019 and 2018 were approximately $6.64 and $12.84, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended June 30,		For the six-month period ended June 30,
(In thousands)	2019	2018	2019	2018
Research and development expense	$783	$1,519	$1,483	$3,225
Selling, general and administrative expense	3,544	3,725	6,361	7,887
Cost of Sales	207	—	357	—
Total	$4,534	$5,244	$8,201	$11,112

A summary of share-based compensation activity for the six-month period ended June 30, 2019 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2019	8,194	$29.81
Granted	615	12.46
Cancelled	(384)	23.83
Exercised	(2)	16.00
Balance at June 30, 2019	8,424	$28.82	5.1	$15,237
Vested and expected to vest at June 30, 2019	8,386	$28.88	5.1	$14,871
Vested and exercisable at June 30, 2019	7,075	$30.40	4.4	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2019	231
Granted	628
Vested	(91)
Forfeited	(40)
Nonvested at June 30, 2019	728

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of June 30, 2019 totaled $20.7 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

During the three‑month period ended June 30, 2019, the Company repurchased 3,503 shares of common stock at an average price of $11.14 per share or approximately $39 thousand. During the six‑month period ended June 30, 2019, the Company repurchased 7,360 shares of common stock at an average price of $12.31 per share or approximately $91 thousand. The share repurchase consists primarily of common stock tendered to cover tax liabilities in connection with the vesting of restricted stock awards in the three-month period ended June 30, 2019. The share repurchase consists primarily of common stock tendered to cover tax liabilities in connection with the vesting of restricted stock awards and common stock withheld to cover tax liabilities in connection with the settlement of vested restricted stock units in the six-month period ended June 30, 2019.

(5) (Loss) Income Per Share

The following table sets forth the computation of basic and diluted loss per share for the three and six-month periods ended June 30, 2019 and 2018:

(In thousands, except per share data)	Three-month period ended June 30, 2019	Three-month period ended June 30, 2018	Six-month period ended June 30, 2019	Six-month period ended June 30, 2018
Basic and diluted
Net (loss) income	$(27,486)	$46,197	$(75,091)	$37,998
Weighted average common shares outstanding used in computing net (loss) income per share—basic	47,486	46,799	47,480	46,546
Plus: net effect of dilutive stock options and restricted common shares	—	402	—	428
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	47,486	47,201	47,480	46,974
Net (loss) income per share—basic	$(0.58)	$0.99	$(1.58)	$0.82
Net (loss) income per share—diluted	$(0.58)	$0.98	$(1.58)	$0.81

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2019	Three-month period ended June 30, 2018	Six-month period ended June 30, 2019	Six-month period ended June 30, 2018
Denominator
Stock options and restricted common shares	9,050	7,356	9,050	7,660

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three and six-month periods ended June 30, 2019. Additionally, the impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three and six-month periods ended June 30, 2019 and 2018.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, jurisdictions with pretax losses for which no tax benefit can be recognized, changes in the valuation allowance and the effects of share based compensation which are recorded discretely in the quarters in which they occur.

For the three-month periods ended June 30, 2019 and 2018, the Company recorded a provision of $(0.2) million and $(8.4) million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2019 and 2018 were (0.8%) and (15.3%), respectively. The variance in the effective tax rates for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018 was due primarily to differences in pre-tax book income between the periods, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research & development tax credit.

For the six-month periods ended June 30, 2019 and 2018, the Company recorded a benefit of $0.5 million and a provision of $(11.8) million for income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2019 and 2018 were 0.7% and (23.9%), respectively. The variance in the effective tax rates for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018 was due primarily to differences in pre-tax book income between the periods, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research & development tax credit.

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

The Internal Revenue Service commenced its examination of the Company’s wholly-owned subsidiary, Biotie Therapies, Inc.’s, U.S. income tax return for the short period ended December 31, 2016 in the third quarter of 2018. The audit has been substantially completed, and the IRS has proposed an adjustment that we do not believe would have a material impact on the tax provision.

The New York State Department of Tax commenced an examination of the Company’s income tax returns for the years 2014-2016 in the third quarter of 2018. There have been no proposed adjustments at this stage of the examination.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund. The Company’s level 2 assets consist of investments in corporate bonds, commercial paper and U.S. government securities which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach. No changes in valuation techniques occurred during the three or six-month periods ended June 30, 2019. The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2019, except for the fair value of the Company’s convertible senior notes, which was approximately $292.4 million as of June 30, 2019. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
June 30, 2019
Assets Carried at Fair Value:
Money market funds	$14,751	$—	$—
Commercial paper	—	51,967	—
Corporate bonds	—	79,766	—
U.S. government securities	—	17,509	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	162,537
December 31, 2018
Assets Carried at Fair Value:
Money market funds	$9,586	$—	$—
Commercial paper	—	47,108	—
Corporate bonds	—	104,881	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	168,000

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended June 30, 2019	Three-month period ended June 30, 2018	Six-month period ended June 30, 2019	Six-month period ended June 30, 2018
Acquired contingent consideration:
Balance, beginning of period	$175,400	$119,200	$168,000	$113,000
Fair value change to contingent consideration included in the statement of operations	(12,800)	(7,000)	(5,400)	(800)
Royalty payments	(63)	—	(63)	—
Balance, end of period	$162,537	$112,200	$162,537	$112,200

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease and our ARCUS program for acute treatment of migraine. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecasts for Inbrija and our ARCUS program for acute treatment of migraine, (ii) probabilities of success, and (iii) discount periods and rate. The probability of success ranged from 26.3% to 100.0% with milestone payment outcomes ranging from $0 to $59 million in the aggregate for Inbrija and our ARCUS program for acute treatment of migraine. The valuation is performed quarterly. Changes in the fair value of the contingent consideration are included in the statement of operations. For the three and six-month periods ended June 30, 2019 and 2018, changes in the fair value of the acquired contingent consideration were primarily due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions.

The acquired contingent consideration is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach, including but not limited to, assumptions involving probability adjusted sales estimates for Inbrija and the ARCUS program for acute treatment of migraine and estimated discount rates, the estimated fair value could be significantly higher or lower than the fair value determined.

(8) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale debt securities are carried at fair value with interest on these investments included in interest income and are recorded based on quoted market prices. Available-for-sale investments consisted of the following at June 30, 2019 and December 31, 2018, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2019
Commercial Paper	$51,907	$60	$—	$51,967
Corporate Bonds	79,667	104	(5)	79,766
U.S. government securities	17,501	8	—	17,509
Total Short-term investments	$149,075	$172	$(5)	$149,242
December 31, 2018
Commercial Paper	$47,149	$—	$(41)	$47,108
Corporate Bonds	104,965	6	(90)	104,881
Total Short-term investments	$152,114	$6	$(131)	$151,989

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $14.8 million and $9.6 million as of June 30, 2019 and December 31, 2018, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and amounted to approximately $149.2 million and $152.0 million as of June 30, 2019 and December 31, 2018, respectively. The aggregate fair value of short-term investments in an unrealized loss position amounted to approximately $5.9 million as of June 30, 2019. Short-term investments at June 30, 2019 primarily consisted of high-grade commercial paper, corporate bonds and U.S. government securities. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at June 30, 2019 or December 31, 2018. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of June 30, 2019 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. The changes in AOCI associated with the unrealized holding losses on available-for-sale investments during the six-month period ended June 30, 2019, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2018	$(125)
Other comprehensive income before reclassifications	292
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	292
Balance at June 30, 2019	$167

(9) Liability Related to Sale of Future Royalties

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

   The following table shows the activity within the liability account for June 30, 2019 and December 31, 2018, respectively:

(In thousands)	June 30, 2019	December 31, 2018
Liability related to sale of future royalties - beginning balance	$30,716	$35,788
Deferred transaction costs recognized	341	784
Non-cash royalty revenue payable to HCRP	(4,985)	(10,291)
Non-cash interest expense recognized	1,803	4,435
Liability related to sale of future royalties - ending balance	$27,875	$30,716

(10) Convertible Senior Notes

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

The Company may redeem for cash all or part of the Notes, at the Company’s option, after June 20, 2017, under certain circumstances as outlined in the indenture.

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

The outstanding note balance as of June 30, 2019 and December 31, 2018 consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Liability component:
Principal	$345,000	$345,000
Less: debt discount and debt issuance costs, net	(21,220)	(26,330)
Net carrying amount	$323,780	$318,670
Equity component	$61,195	$61,195

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

As of June 30, 2019, the remaining contractual life of the Notes is approximately 2 years. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through June 30, 2019.

The following table sets forth total interest expense recognized related to the Notes for the three and six-month periods ended June 30, 2019 and 2018:

(In thousands)	Three-month period ended June 30, 2019	Three-month period ended June 30, 2018	Six-month period ended June 30, 2019	Six-month period ended June 30, 2018
Contractual interest expense	$1,509	$1,509	$3,019	$3,019
Amortization of debt issuance costs	238	227	473	451
Amortization of debt discount	2,332	2,225	4,637	4,423
Total interest expense	$4,079	$3,961	$8,129	$7,893

(11) Leases

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $28.0 million and lease liabilities of $35.1 million at January 1, 2019. The difference between the ROU assets and the lease liabilities is primarily due to unamortized initial direct costs, lease incentives and deferred rent related to the Company’s operating leases at December 31, 2018.

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

Our leases have remaining lease terms of 3 years to 8 years which assumes exercise of the early termination of our Ardsley, NY lease. We do not include any renewal options in our lease terms when calculating our lease liabilities as we are not reasonably certain that we will exercise these options. One of our leases includes the early termination option in the lease term when calculating the lease liability. The weighted-average remaining lease term for our operating leases was 5 years at June 30, 2019. The weighted-average discount rate was 7.13% at June 30, 2019.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	June 30, 2019
Right-of-use assets	Right of use assets	$25,876
Current lease liabilities	Current portion of lease liabilities	7,644
Non-current lease liabilities	Non-current portion of lease liabilities	25,766

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended June 30, 2019	Six-month period ended June 30, 2019
Operating lease cost	$1,736	$3,517
Variable lease cost	1,761	2,425
Short-term lease cost	333	654
Total lease cost	$3,830	$6,596

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2019 (excluding the six months ended June 30, 2019)	$3,799
2020	7,746
2021	7,935
2022	9,972
2023	3,043
Later years	7,666
Total lease payments	40,161
Less: Imputed interest	(6,751)
Present value of lease liabilities	$33,410

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

(In thousands)	Six-month period ended June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,708
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$770

(12) Commitments and Contingencies

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

Background

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market Inbrija (levodopa inhalation powder), which is approved for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa. Inbrija is for on-demand use and utilizes our ARCUS pulmonary delivery system, a technology platform designed to deliver medication through inhalation that we believe has potential to be used in the development of a variety of inhaled medicines. We also market branded Ampyra (dalfampridine) Extended Release Tablets, 10 mg.

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg, with no titration required. Inbrija became commercially available on February 28, 2019. Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is being distributed primarily through a network of specialty pharmacies. Our sales representatives are targeting approximately 10,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Effective May 24, 2019, Inbrija became preferred on the Express Scripts National Preferred, Basic, and High Performance commercial national formularies, and we expect to reach agreements with other key payers in the near future. We project that annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million.

We are seeking approval to market Inbrija in the European Union, and accordingly we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in March 2018. On July 26, 2019, we announced that the EMA Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion recommending Inbrija’s approval by the European Commission, or EC. The final EC decision is expected before the end of 2019. The review of this application is being conducted under the centralized licensing procedure, and the final decision will be applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

We have been engaged in litigation with generic drug manufacturers relating to certain Ampyra patents, which is further described below and in Part II, Item 1 of this report. In 2017, a U.S. District Court issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated other Ampyra patents that were set to expire between 2025 and 2027, and in September 2018 a U.S. Court of Appeals upheld this decision. As a result, our patent exclusivity with respect to Ampyra terminated on July 30, 2018, and we have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that have been marketed since the Court of Appeals decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

Our strategic priorities for 2019 are as follows:

•

Inbrija (levodopa inhalation powder): Successfully launching the commercial sale of Inbrija in the U.S.; obtaining approval of our European Marketing Authorization Application, or MAA, for Inbrija; and continuing with potential partnering discussions for commercialization outside of the U.S.

•

ARCUS Platform: Advancing our efforts to develop additional therapeutics based on our proprietary ARCUS pulmonary drug delivery technology, looking at central nervous system, or CNS, as well as non-CNS opportunities, including our program to develop an ARCUS-based treatment for migraine.

•	Financial Management: Focusing on financial discipline to maintain a strong balance sheet, control expenses and deploy resources to maximize shareholder value.

As of June 30, 2019, we had cash, cash equivalents and short-term investments of approximately $296.9 million. We have $345 million of convertible senior notes due in 2021 with a conversion price of $42.56.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg, with no titration required. Inbrija became commercially available on February 28, 2019. Effective May 24, 2019, Inbrija became preferred on the Express Scripts National Preferred, Basic, and High Performance commercial national formularies, and we expect to reach agreements with other key payers in the near future. Net revenue for Inbrija was $3.0 million for the quarter ended June 30, 2019. We project that annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million.

We are seeking approval to market Inbrija in the European Union, and accordingly we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in March 2018. On July 26, 2019, we announced that the EMA Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion recommending Inbrija’s approval by the European Commission, or EC. The final EC decision is expected before the end of 2019. The review of this application is being conducted under the centralized licensing procedure, and the final decision will be applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S, with potential partners in Europe and Japan.

Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is distributed in the U.S. primarily through a network of specialty pharmacies. We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our commercial sale of Inbrija in the U.S. will benefit from the experiences and capabilities of this team. Importantly, we kept our commercial team substantially intact following a 2017 company restructuring. We currently have approximately 90 sales representatives as well as established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information to payers and physicians on our marketed products; a National Trade Account Director who works with our network of specialty pharmacies for Inbrija; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives. Our sales representatives are targeting approximately 10,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa.

In January 2019, we established Prescription Support Services, which we sometimes refer to as the Inbrija hub, a service provided by Acorda which is designed to help patients navigate their insurance coverage and offer reimbursement support services, when appropriate. Services fall into one of these four categories: insurance verification, to research patient insurance benefits and confirm insurance coverage; prior authorization support, to identify prior authorization requirements; appeals support; and assistance identifying which specialty pharmacy a patient will utilize based on their insurance coverage. For patients that may need assistance paying for their medication, Prescription Support Services offers several support options, including: a program that provides no cost medication to patients who meet specific program eligibility requirements; co-pay support, which may help commercially insured (non-government funded) patients lower their out-of-pocket costs; and a bridge program, for federally-insured patients who experience a delay in coverage determination. We have implemented a no-cost sample program, available at physician offices, to enable patients and their physicians to assess the value of Inbrija before the patient has to incur out-of-pocket co-pay or co-insurance costs. In addition, we have implemented a free trial program, available through the Inbrija hub, for commercially insured patients who cannot access the free samples because of offices and institutions that have policies that prohibit samples.

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

Inbrija is for on-demand use and utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies. We acquired the ARCUS technology platform as part of our 2014 acquisition of Civitas Therapeutics. We have worldwide rights to our ARCUS drug delivery technology, which is protected by extensive know-how and trade secrets and various U.S. and foreign patents, including patents that protect the Inbrija dry powder capsules beyond 2030. We have several patents listed in the Orange Book for Inbrija, including patents expiring between 2022 and 2032, and Inbrija is entitled to three years of data exclusivity, through December 2021, as posted in the Orange book.

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Net revenue for Ampyra was $44.2 million for the quarter ended June 30, 2019 and $150.3 million for the quarter ended June 30, 2018.

Ampyra is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is distributed in the U.S. primarily through a network of specialty pharmacies, which deliver the medication to patients by mail, and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate), which distributes Ampyra to the U.S. Bureau of Prisons, the U.S. Department of Defense, the U.S. Department of Veterans Affairs, or VA, and other federal agencies. We have relationships with six additional pharmacies through which Ampyra is available, each of which is either affiliated with an integrated health delivery network or an academic medical center. These pharmacies are not part of our specialty pharmacy network, but rather receive prescriptions for Ampyra directly from prescribers without first being routed through Ampyra Patient Support Services, or APSS. We have contracted with a third party organization with extensive experience in coordinating patient benefits to run APSS, a dedicated resource that coordinates the prescription process among healthcare providers, people with multiple sclerosis, and insurance carriers. We have a 60-day free trial program that provides eligible patients with two months of Ampyra at no cost. We are evaluating the level of our continuing investment in certain Ampyra sales and marketing programs, including our free trial program and APSS, due to the introduction of generic competition and corresponding decline in Ampyra sales.

We have been engaged in litigation with certain generic drug manufacturers relating to our five initial Orange Book-listed Ampyra patents. In 2017, the United States District Court for the District of Delaware (the “District Court”) issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, our patent exclusivity with respect to Ampyra terminated on July 30, 2018. We appealed the District Court decision to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”), which issued a ruling on September 10, 2018 upholding the District Court’s decision (the “Appellate Decision”). In January 2019, the Federal Circuit denied our petition for rehearing en banc. In April 2019, we filed a petition for certiorari appealing the case to the U.S. Supreme Court. This litigation is discussed in further detail in Part II, Item 1 of this report. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that are being marketed following the Appellate Decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones. We received a $25 million milestone payment from Biogen in 2011, which was triggered by Biogen’s receipt of conditional approval from the European Commission for Fampyra. The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, if ever, we will not receive Fampyra royalties although we have retained the right to receive any potential future milestone payments, described above. The HCRP transaction is accounted for as a liability, as described in Note 9 to our Consolidated Financial Statements included in this report.

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

In 2011, the European Patent Office, or EPO, granted EP 1732548, with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine (known under the trade name Fampyra in the European Union), to increase walking speed. In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent. We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice daily dosing at 10 mg. Both Synthon B.V. and neuraxpharm Arzneimittel GmBH have appealed the decision. In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC EHF filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent. In February 2016, the EPO Opposition Division rendered a decision that revoked the EP 2377536 patent. We believe the claims of this patent are valid and we have appealed the decision. Both European patents, if upheld as valid, are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. The appeal hearings for both patents are scheduled for September 2019. In June 2019, the EPO granted EP 2460521, which is a divisional of the EP

2377536 patent. The EP 2460521 patent may be opposed by a third party within nine months of the date of grant. This patent is also set to expire in 2025. Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in 2021.

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

Our ARCUS program for acute treatment of migraine is our most advanced ARCUS development program, and one of our strategic priorities. Existing oral therapies for migraine can be associated with slow onset of action and gastrointestinal challenges. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration. We initiated our ARCUS migraine program studying an ARCUS-based formulation of an inhaled triptan (zolmitriptan), but we are no longer pursuing a triptan formulation due to previously-announced results of a special population study in people with asthma and in smokers. We are continuing to evaluate other potential candidates for this program.

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

Other Research and Development Programs

Following are descriptions of our other research and development programs with relevant updates. We carefully consider investments in our programs, and regularly evaluate their expected cost and potential for success. With our current strategic focus on fiscal management, we have made disciplined decisions regarding future investment in certain programs, as reflected in the following updates.

•

SYN120: SYN120 is a potential treatment for Parkinson’s-related dementia, which we acquired with Biotie Therapies. Data from a Phase 2 exploratory study that we completed in 2017 showed that several of the outcome measures trended in favor of drug versus placebo, particularly with respect to neuropsychiatric symptoms. However, neither the primary nor key secondary endpoints achieved statistical significance, and based on our review of the data we currently have no plan to further develop this program.

•

BTT1023: Through Biotie Therapies, we had been developing BTT1023 (timolumab), a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. There are no approved drug therapies for PSC and liver transplant is the only treatment. The University of Birmingham had been conducting a Phase 2 proof-of-concept clinical trial of BTT1023 for PSC, but the university informed us in January 2019 that they terminated the trial. Pending review of final data from the discontinued trial, we currently do not expect to further develop this program, but intend to evaluate the potential for out-licensing.

•

rHIgM22: rHIgM22, a remyelinating antibody, is a potential therapeutic for multiple sclerosis. We believe a therapy that could repair myelin sheaths has the potential to restore neurological function to those affected by demyelinating conditions. We have completed and analyzed data from a Phase 1 trial using one of two doses of rHIgM22 or placebo in 27 people with multiple sclerosis who experienced an acute relapse. In addition to assessing safety and tolerability during an acute relapse, the study included exploratory efficacy measures such as a timed walk, magnetization transfer ratio imaging of lesion myelination in the brain and various biomarkers. Data from the trial showed that a single dose of rHIgM22 was not associated with any safety signals. The trial’s primary objectives were safety and tolerability of a single dose following a relapse. The study was not powered to show efficacy and exploratory measures showed no difference between the treatment groups. We are considering next steps for the program.

•

Cimaglermin alfa: Cimaglermin alfa is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure. In 2013, we commenced a Phase 1b single-infusion trial in people with heart failure, which assessed the tolerability of three dose levels of cimaglermin, and also included an assessment of drug-drug interactions and several exploratory measures of efficacy. In 2015 we announced that we had stopped enrollment in this trial based on the occurrence of a case of hepatotoxicity (liver injury) manifested by clinical symptoms and an elevation in liver chemistry tests meeting the FDA Drug-Induced Liver Injury Guidance (FDA 2009) stopping rules. We also received a notification of clinical hold from the FDA following submission of this information. The abnormal blood tests resolved within two to three weeks. We subsequently conducted additional analyses and non-clinical studies to further define the nature of the hepatoxicity, and met with the FDA to present these data as part of our request that the program be removed from the clinical hold. The FDA lifted the clinical hold in April 2017. We are evaluating a restart of our own development of Cimaglermin alfa or potentially partnering or out-licensing the program.

Financial Guidance for 2019

We are providing the following guidance with respect to our 2019 financial performance:

•	We expect 2019 net revenue from the sale of Ampyra to be greater than $140 million.
•	Research and development (R&D) expenses in 2019 are expected to range from $70 million to $80 million, excluding share-based compensation charges.
•	Selling, general and administrative (SG&A) expenses in 2019 are expected to range from $200 million to $210 million, excluding share-based compensation charges.

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

Results of Operations

Three-Month Period Ended June 30, 2019 Compared to June 30, 2018

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $3.0 million for the three-month period ended June 30, 2019.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra of $44.2 million and $150.3 million for the three-month periods ended June 30, 2019 and 2018, respectively, a decrease of $106.1 million, or 71%. The net revenue decrease comprised decreased net volume of $122.6 million partially offset by discount and allowance adjustments of $16.5 million.

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

Royalty Revenue

We recognized $2.9 million in royalty revenue for the both three-month periods ended June 30, 2019 and 2018 related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $9.4 million for the three-month period ended June 30, 2019 as compared to $30.4 million for the three-month period ended June 30, 2018. Cost of sales for the three-month period ended June 30, 2019 consisted primarily of $9.1 million in inventory costs related to recognized revenues and $0.2 million in royalty fees based on net product shipments. Cost of sales for the three-month period ended June 30, 2018 consisted primarily of $27.0 million in inventory costs related to recognized revenues and $3.4 million in royalty fees based on net product shipments. Cost of sales for inventory manufactured pre-launch for Inbrija was not recorded for the three-month period ended June 30, 2019, since the inventory manufactured prior to the FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses in 2018.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month period ended June 30, 2019 as compared to $0.7 million related to Ampyra for the three-month period ended June 30, 2018.

Research and Development

Research and development expenses for the three-month period ended June 30, 2019 were $19.0 million as compared to $25.9 million for the three-month period ended June 30, 2018, a decrease of approximately $6.9 million, or 27%. The decrease was due primarily to reductions in spending of $2.1 million due to the termination of the tozadenant development program, reductions in spending of $2.4 million due to the commercialization of Inbrija, and decreases in overall salaries and benefits and certain other programs of $2.4 million.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2019 were $28.8 million compared to $23.1 million for the three-month period ended June 30, 2018, an increase of approximately $5.7 million, or 24.7%. The increase was attributable primarily to an increase in marketing related spending of $8.6 million due to launch activities for Inbrija, partially offset by a decrease in overall salaries and benefits of $0.9 million and a decrease in spending of $2.0 million for marketing related cost of Ampyra.

General and administrative expenses for the three-month period ended June 30, 2019 were $21.4 million compared to $21.1 million for the three-month period ended June 30, 2018, an increase of approximately $0.3 million, or 1.0%. The increase was primarily due to an increase in salaries and benefits related costs of $0.7 million, an increase in costs related to medical affairs of $1.0 million and launch activities for Inbrija of $0.9 million. This was partially offset by a decrease in business development costs of $0.2 million and a decrease in legal costs and certain other costs of $2.0 million.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income pertaining to changes in the fair-value of acquired contingent consideration of $12.8 million for the three-month period ended June 30, 2019 as compared to $7.0 million for the three-month period ended June 30, 2018. The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense, Net

Other expense, net was $3.9 million for the three-month period ended June 30, 2019 as compared to $4.5 million for the three month period ended June 30, 2018. This was due primarily to an increase in interest income of $0.6 million.

Benefit from (Provision for) Income Taxes

For the three-month periods ended June 30, 2019 and 2018, the Company recorded a ($0.2) million and an ($8.4) million provision for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2019 and 2018 were (0.8%) and (15.3%), respectively. The variance in the effective tax rates for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018 was due primarily to differences in pre-tax book income between the periods, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research and development tax credit.

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

Six-Month Period Ended June 30, 2019 Compared to June 30, 2018

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $4.3 million for the six-month period ended June 30, 2019.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Ampyra of $84.7 million and $253.1 million for the six-month periods ended June 30, 2019 and 2018, respectively, a decrease of $168.3 million, or 67%. The net revenue decrease comprised decreased net volume of $196.8 million partially offset by discount and allowance adjustments of $28.5 million.

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

Royalty Revenue

We recognized $5.7 million and $6.1 million in royalty revenue for the six-month periods ended June 30, 2019 and 2018, respectively related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $18.2 million for the six-month period ended June 30, 2019 as compared to $51.0 million for the six-month period ended June 30, 2018. Cost of sales for the six-month period ended June 30, 2019 consisted primarily of $17.6 million in inventory costs related to recognized revenues and $0.5 million in royalty fees based on net product shipments. Cost of sales for the six-month period ended June 30, 2018 consisted primarily of $45.1 million in inventory costs related to recognized revenues and $5.8 million in royalty fees based on net product shipments. Cost of sales for inventory manufactured pre-launch for Inbrija was not recorded for the six-month period ended June 30, 2019, since the inventory manufactured prior to the FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses in 2018.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $10.3 million for the six-month period ended June 30, 2019 as compared to $1.4 million related to Ampyra for the six-month period ended June 30, 2018.

Research and Development

Research and development expenses for the six-month period ended June 30, 2019 were $35.0 million as compared to $56.5 million for the six-month period ended June 30, 2018, a decrease of approximately $21.5 million, or 38%. The decrease was due primarily to reductions in spending of $9.6 million due to the termination of the tozadenant development program, reductions in spending of $6.6 million due to the commercialization of Inbrija, and decreases in overall salaries and benefits and certain other programs of $5.3 million.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2019 were $58.8 million compared to $46.1 million for the six-month period ended June 30, 2018, an increase of approximately $12.7 million, or 27.5%. The increase was attributable primarily to an increase in marketing related spending of $15.5 million due to launch activities for Inbrija, partially offset by a decrease in overall salaries and benefits of $0.8 million and a decrease in spending related to marketing for Ampyra of $2.0 million.

General and administrative expenses for the six-month period ended June 30, 2019 were $44.1 million compared to $45.8 million for the six-month period ended June 30, 2018, a decrease of approximately $1.7 million, or 3.7%. The decrease was primarily due to a reduction in salaries and benefits related costs of $2.0 million, business development costs of $1.7 million and legal costs and certain other costs of $1.3 million, partially offset by an increase in spending related of launch activities of $1.5 million and costs related to medical affairs of $1.8 million.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded an income pertaining to changes in the fair-value of acquired contingent consideration of $5.4 million for the six-month period ended June 30, 2019 as compared to $0.8 million for the six-month period ended June 30, 2018. The changes in the fair-value of the acquired contingent consideration were primarily due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense, Net

Other expense, net was $8.8 million for the six-month period ended June 30, 2019 as compared to $9.7 million for the three month period ended June 30, 2018. This was due primarily to an increase in interest income of $1.8 million offset by an increase in interest and amortization of debt discount expense of $0.9 million.

Benefit from (Provision for) Income Taxes

For the six-month periods ended June 30, 2019 and 2018, the Company recorded a $0.5 million benefit and an ($11.8) million provision for income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2019 and 2018 were 0.7% and (23%), respectively. The variance in the effective tax rates for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018 was due primarily to differences in pre-tax book income between the periods, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research and development tax credit.

The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets and liabilities in the future would impact the Company's income taxes

Liquidity and Capital Resources

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

At June 30, 2019, we had $296.9 million of cash, cash equivalents and short-term investments, compared to $445.6 million at December 31, 2018. We expect that our existing cash and cash flows from operations will be sufficient to fund our ongoing operations over the next 12 months from the financial statement filing date.

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

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date. As of June 30, 2019, the Notes did not meet the criteria to be convertible.

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

Our outstanding note balances as of June 30, 2019 consisted of the following:

(In thousands)	June 30, 2019
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(21,220)
Net carrying amount	$323,780
Equity component	$61,195

Non-Convertible Capital Loans

Non-convertible capital loans were granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $24.6 million as of June 30, 2019. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $1.2 million as of June 30, 2019. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal will be paid in equal annual installments over a 5 year period, ending January 2021.

Investment Activities

At June 30, 2019, cash, cash equivalents and short-term investment were approximately $296.9 million, as compared to $445.6 million at December 31, 2018. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Our short term investments consist of high-grade corporate debt securities, commercial paper and U.S. government securities with original maturities of twelve months or less at date of purchase. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operations

Net cash used in operations was $92.4 million for the six-month period ending June 30, 2019. Cash used by operations for the six-month period ended June 30, 2019 was primarily due to net loss of $75.1 million, non-cash royalty revenue of $5.0 million, deferred tax benefit of $3.6 million, a change in contingent consideration liability of $5.4 million, amortization of net premiums and discounts on investments of $1.0 million and a decrease in accounts payable and accrued expenses of $54.6 million. This was offset by a decrease in accounts receivable of $2.4 million, stock compensation expense of $8.2 million, depreciation and amortization of $14.9 million, a decrease in inventory of $0.9 million, amortization of debt discount and debt issuance costs of $8.5 million, and a decrease in other prepaid expenses and other current assets of $17.4 million

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2019 was $53.2 million, which was due primarily to purchases of short-term investments and property and equipment of $107.9 million and $57.3 million, respectively. This was partially offset by proceeds from maturities of investments of $111.9 million.

Net Cash Used in Financing

Net cash used in financing activities for the six-month period ended June 30, 2019 was $0.7 million, which was primarily due to the repayment of loans payable of $0.6 million and purchases of treasury stock of $0.1 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 14 of our Annual report on Form 10-K for the year ended December 31, 2018. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the six-month period ended June 30, 2019, commitments related to the purchase of inventory increased as compared to December 31, 2018. As of June 30, 2019, we have inventory-related purchase commitments totaling approximately $2.6 million.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, with the exception of the adoption of ASU 2016-02, “Leases” (Topic 842), ASU 2018-05, “Income Taxes” (Topic 740), ASU 2018-09, “Codification Improvements”, ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350) and ASU 2018-02, “Income Statement—Reporting Comprehensive Income” (Topic 220), our critical accounting policies have not changed materially from December 31, 2018.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired in a business combination accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. We perform our impairment testing at the reporting level where we have determined that we have a single reporting unit and operating segment. The impairment test for goodwill uses an approach which compares the estimated fair value of the reporting unit including goodwill to its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value.

During the second quarter of 2019, we experienced a significant decline in our stock price that reduced the market capitalization below the carrying value of the Company. This circumstance required the Company to perform a quantitative assessment to assess the value of the goodwill for impairment. The Company performed an assessment of the goodwill and concluded that there was no impairment. The Company utilized the income approach in the goodwill assessment process. The determination of the fair value of the reporting unit and assets and liabilities within the reporting unit requires us to make significant estimates and assumptions. This valuation approach considers a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, and discount rates and require us to make certain assumptions and estimates. When performing our income approach, we incorporate the use of projected financial information and a discount rate that are developed based on certain assumptions. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. Changes in these assumptions and resulting valuations or further declines in our stock price could result in future goodwill impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. After completing our impairment assessment during the second quarter of 2019, we concluded that the carrying value of the Company did not exceed its estimated fair value as of June 30, 2019 and therefore, the goodwill was not impaired.

Due to the impairment assessment trigger for the Company’s goodwill during the second quarter of 2019, we concluded that this factor could be potential indicator of impairment with respect to our long-lived assets and we performed an impairment analysis. The Company compared the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of long lived assets. The cash flow estimation period was based on the long-lived assets’ remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations or further declines in our stock price could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, convertible senior notes, non-convertible capital loans, research and development loans and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2019, except for the fair value of the Company’s convertible senior notes which was approximately $292.4 million as of June 30, 2019.

We have cash equivalents and short-term investments at June 30, 2019, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, high-grade corporate bonds and commercial paper, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2019. At June 30, 2019, we held $296.9 million in cash, cash equivalents and short-term investments which had an average interest rate of approximately 2.4%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2019, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2019, we implemented ASC 842 - Leases. As a result of our implementation of ASC 842, in the first quarter of 2019 we enhanced our control documentation related to lease accounting. The enhancements included documentation enhancements to support ongoing monitoring activities in order to provide reasonable assurance regarding the fair presentation of our consolidated financial statements and related disclosures.

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

A sixth Ampyra patent was issued and listed in the Orange Book. We note that this patent does not entitle us to any additional statutory stay of approval under the Hatch-Waxman Act against the generic drug manufacturers that are involved in the patent litigation.

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

A bench trial was completed in September 2016, and the District Court issued a decision in March 2017. The District Court upheld U.S. Patent No. 5,540,938 (the ‘938 patent), which expired on July 30, 2018, but invalidated U.S. Patent Nos. 8,663,685, 8,007,826, 8,440,703, and 8,354,437. In May 2017, we appealed the ruling on these patents to the Federal Circuit. The Federal Circuit issued a decision on September 10, 2018 upholding the District Court’s decision. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that are being marketed following the decision of the Federal Circuit. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. In January 2019, the Federal Circuit denied our petition for rehearing en banc. We filed a petition for certiorari appealing the case to the U.S. Supreme Court on April 4, 2019.

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

Item 1 of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 includes prior updates to the legal proceedings described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Following is the restated text of certain risk factors to report changes since our publication of risk factors in our 2018 Annual Report on Form 10-K.

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

Inbrija (levodopa inhalation powder)/Parkinson’s Disease. We expect that Inbrija will compete against other therapies approved for intermittent, or on demand, use that aim to specifically address Parkinson’s disease symptoms. Apokyn, an injectable formulation of apomorphine, is approved for the treatment of OFF periods, also known as OFF episodes. Apokyn was approved for this use in the U.S. in 2004 and in Europe in 1993. Also, Sunovion Pharmaceuticals Inc. is developing a sublingual, or under the tongue, formulation of apomorphine that we expect would be competitive with Inbrija if commercially launched. In January 2018, Sunovion announced positive topline results from their pivotal Phase 3 study of their product, in March 2018, they submitted a New Drug Application, or NDA, to the FDA, and in January 2019, they announced that they received a Complete Response Letter, or CRL, from the FDA. Sunovion’s CRL announcement stated that the FDA determined it was unable to approve Sunovion’s product in its current form, and that the FDA requested additional information and analyses but no new clinical studies. Sunovion’s receipt of the CRL has delayed, but does not necessarily prevent, FDA approval of Sunovion’s product and we expect it will be competitive with Inbrija if and when Sunovion receives FDA approval for and commercially launches the product. Sunovion has announced a plan to resubmit its NDA during its fiscal year ending March 31, 2020 and a product launch target for its fiscal year ending March 31, 2021.

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

One or more of our competitors may utilize their expertise in pulmonary delivery of drugs to develop and obtain approval for pulmonary delivery products that may compete with Inbrija and any other of our other ARCUS drug delivery technology product candidates. These competitors may include smaller companies such as Alexza Pharmaceuticals, Inc., MannKind Corporation, Pulmatrix, Inc. and Vectura Group plc and larger companies such as Allergan, Inc., GlaxoSmithKline plc and Novartis AG, among others. If approved, our product candidates may face competition in the target commercial areas for these pulmonary delivery products. Also, we are aware that at least one company, Impel Neuropharma, is developing intranasally delivered levodopa therapies which, if approved, might compete with Inbrija.

Ampyra/MS. Ampyra has become subject to competition from generic drug manufacturers. In 2017, in litigation with certain generic drug manufacturers, the United States District Court for the District of Delaware (the “District Court”) issued a ruling upholding our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidating four other Orange Book-listed patents that were set to expire between 2025 and 2027. Under this ruling, our patent exclusivity with respect to Ampyra terminated on July 30, 2018. The United States Court of Appeals for the Federal Circuit issued a ruling on September 10, 2018 upholding the District Court’s decision (the “Appellate Decision”). In January 2019, the Federal Circuit denied our petition for rehearing en banc. We intend to file a petition for certiorari appealing the case to the U.S. Supreme Court. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that are being marketed following the Appellate Decision. We expect that additional manufacturers will market generic versions of Ampyra, which may accelerate the decline in our Ampyra sales. Our litigation with the generic drug manufacturers is described in further detail in Part II, Item 1 of this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about our purchases of shares of Acorda stock during the three-month period ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	3,503	$11.14	-	-
May 1-31, 2019	-	-	-	-
June 1-30, 2019	-	-	-	-
Total	3,503	$11.14	-	-

(1)	Share repurchases in this column consist of shares of Acorda’s common stock tendered by employees in April 2019 to cover taxes relating to the vesting of restricted stock awards (3,503 shares).

Item 6.  Exhibits

Exhibit No.	Description
10.1*	Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated January 14, 2011.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File, formatted in XBRL (included in Exhibit 101).

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: August 7, 2019		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: August 7, 2019		David Lawrence Chief, Business Operations and Principal Accounting Officer