Form 10-Q
period 2019-09-30
ACORDA THERAPEUTICS INC
filed 2019-11-07
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Stock, $0.001 par value per share	48,030,198 shares

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,521	$293,564
Restricted cash	387	532
Short term investments	133,636	151,989
Trade accounts receivable, net of allowances of $886 and $2,681, as of September 30, 2019 and December 31, 2018, respectively	17,553	23,430
Prepaid expenses	11,839	19,384
Inventory, net	27,396	29,014
Other current assets	4,005	10,194
Total current assets	314,337	528,107
Property and equipment, net of accumulated depreciation	130,585	60,519
Goodwill	—	282,059
Intangible assets, net of accumulated amortization	410,023	428,570
Right of use assets	24,675	—
Other assets	293	411
Total assets	$879,913	$1,299,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,777	$48,859
Accrued expenses and other current liabilities	43,235	76,882
Current portion of acquired contingent consideration	3,887	4,914
Current portion of lease liabilities	7,696	—
Current portion of loans payable	587	616
Current portion of liability related to sale of future royalties	9,811	8,985
Total current liabilities	91,993	140,256
Convertible senior notes (due 2021)	326,381	318,670
Non-current portion of acquired contingent consideration	107,313	163,086
Non-current portion of lease liabilities	24,393	—
Non-current portion of loans payable	24,518	24,470
Deferred tax liability	2,804	7,483
Non-current portion of liability related to sale of future royalties	16,437	21,731
Other non-current liabilities	4,732	11,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 20,000,000 shares at September 30, 2019 and December 31, 2018; no shares issued as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value. Authorized 80,000,000 shares at September 30, 2019 and December 31, 2018; issued 47,539,910 and 47,508,505 shares, including those held in treasury, as of September 30, 2019 and December 31, 2018, respectively	48	48
Treasury stock at cost (29,304 shares at September 30, 2019 and 87,737 shares at December 31, 2018)	(638)	(2,133)
Additional paid-in capital	1,015,037	1,005,105
Accumulated deficit	(732,469)	(393,843)
Accumulated other comprehensive (loss) income	(636)	2,806
Total stockholders’ equity	281,342	611,983
Total liabilities and stockholders’ equity	$879,913	$1,299,666

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended September 30, 2019	Three-month period ended September 30, 2018	Nine-month period ended September 30, 2019	Nine-month period ended September 30, 2018
Revenues:
Net product revenues	$44,800	$139,973	$133,325	$393,388
Royalty revenues	2,922	2,841	8,586	8,893
Total net revenues	47,722	142,814	141,911	402,281
Costs and expenses:
Cost of sales	7,986	25,152	26,183	76,164
Research and development	16,073	22,855	51,060	79,325
Selling, general and administrative	48,702	43,571	151,622	135,435
Goodwill impairment	277,561	—	277,561	—
Amortization of intangible assets	7,692	239	17,945	1,670
Changes in fair value of acquired contingent consideration	(50,942)	22,700	(56,342)	21,900
Total operating expenses	307,072	114,517	468,029	314,494
Operating (loss) income	(259,350)	28,297	(326,118)	87,787
Other (expense) income, net:
Interest and amortization of debt discount expense	(4,500)	(5,415)	(16,302)	(16,326)
Interest income	333	1,176	3,327	2,412
Realized loss on foreign currency transactions	(1)	(1)	(17)	(8)
Other income	—	—	—	24
Total other expense, net	(4,168)	(4,240)	(12,992)	(13,898)
(Loss) income before taxes	(263,518)	24,057	(339,110)	73,889
Benefit from (Provision for) income taxes	(17)	(37,968)	484	(49,802)
Net (loss) income	$(263,535)	$(13,911)	$(338,626)	$24,087

Net (loss) income per share—basic	$(5.55)	$(0.29)	$(7.13)	$0.51
Net (loss) income per share—diluted	$(5.55)	$(0.29)	$(7.13)	$0.51
Weighted average common shares outstanding used in computing net (loss) income per share—basic	47,511	47,184	47,491	46,840
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	47,511	47,184	47,491	47,251

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(In thousands)	Three-month period ended September 30, 2019	Three-month period ended September 30, 2018	Nine-month period ended September 30, 2019	Nine-month period ended September 30, 2018
Net (loss) income	$(263,535)	$(13,911)	$(338,626)	$24,087
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,190)	(721)	(3,671)	(2,703)
Unrealized (loss) income on available for sale debt securities	(63)	35	229	(42)
Other comprehensive loss, net of tax	(3,253)	(686)	(3,442)	(2,745)
Comprehensive (loss) income	$(266,788)	$(14,597)	$(342,068)	$21,342

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders equity
Balance at December 31, 2018	47,508	$48	$(2,133)	$1,005,105	$(393,843)	$2,806	$611,983
Compensation expense for issuance of stock options to employees	—	—	—	2,745	—	—	2,745
Compensation expense for issuance of restricted stock to employees	49	—	—	922	—	—	922
Exercise of stock options	2	—	—	24	—	—	24
Purchase of Treasury Stock	4	—	(52)	—	—	—	(52)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,431)	(1,431)
Net loss	—	—	—	—	(47,605)	—	(47,605)
Balance at March 31, 2019	47,563	$48	$(2,185)	$1,008,796	$(441,448)	$1,375	$566,586
Compensation expense for issuance of stock options to employees	—	—	—	3,180	—	—	3,180
Compensation expense for issuance of restricted stock to employees	34	—	—	1,354	—	—	1,354
Adjustments to Treasury Stock	(65)	—	1,586	(1,586)	—	—	—
Purchase of Treasury Stock	3	—	(39)	—	—	—	(39)
Other comprehensive income, net of tax	—	—	—	—	—	1,242	1,242
Net loss	—	—	—	—	(27,486)	—	(27,486)
Balance at June 30, 2019	47,535	$48	$(638)	$1,011,744	$(468,934)	$2,617	$544,837
Compensation expense for issuance of stock options to employees	—	—	—	2,057	—	—	2,057
Compensation expense for issuance of restricted stock to employees	5	—	—	1,236	—	—	1,236
Other comprehensive loss, net of tax	—	—	—	—	—	(3,253)	(3,253)
Net loss	—	—	—	—	(263,535)	—	(263,535)
Balance at September 30, 2019	47,540	$48	$(638)	$1,015,037	$(732,469)	$(636)	$281,342

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders equity
Balance at December 31, 2017	46,441	$46	$(389)	$968,580	$(455,108)	$6,858	$519,987
Adjustment to accumulated deficit (pursuant to adoption of ASU 2014-09)	—	—	—	—	27,582	—	27,582
Compensation expense for issuance of stock options to employees	—	—	—	4,095	—	—	4,095
Compensation expense for issuance of restricted stock to employees	100	—	—	1,840	—	—	1,840
Exercise of stock options	137	1		3,366	—	—	3,367
Purchase of Treasury Stock	47		(1,202)	—	—	—	(1,202)
Other comprehensive income, net of tax	—	—	—	—	—	2,455	2,455
Net loss	—	—	—	—	(8,199)	—	(8,199)
Balance at March 31, 2018	46,725	$47	$(1,591)	$977,881	$(435,725)	$9,313	$549,925
Compensation expense for issuance of stock options to employees	—	—	—	3,797	—	—	3,797
Compensation expense for issuance of restricted stock to employees	16	—	—	1,457	—	—	1,457
Exercise of stock options	458	—	—	10,157	—	—	10,157
Purchase of Treasury Stock	24	—	(385)	—	—	—	(385)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,514)	(4,514)
Net income	—	—	—	—	46,197	—	46,197
Balance at June 30, 2018	47,223	$47	$(1,976)	$993,292	$(389,528)	$4,799	$606,634
Compensation expense for issuance of stock options to employees	—	—	—	3,866	—	—	3,866
Compensation expense for issuance of restricted stock to employees	5	—	—	1,269	—	—	1,269
Exercise of stock options	82	—	—	1,454	—	—	1,454
Other comprehensive loss, net of tax	—	—	—	—	—	(686)	(686)
Net loss	—	—	—	—	(13,911)	—	(13,911)
Balance at September 30, 2018	47,310	$47	$(1,976)	$999,880	$(403,439)	$4,113	$598,625

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine-month period ended September 30, 2019	Nine-month period ended September 30, 2018
Cash flows from operating activities:
Net (loss) income	$(338,626)	$24,087
Adjustments to reconcile (net loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	11,494	16,246
Amortization of net premiums and discounts on investments	(1,325)	(807)
Amortization of debt discount and debt issuance costs	12,202	11,917
Depreciation and amortization expense	24,697	9,118
Goodwill impairment	277,561	—
Change in acquired contingent consideration obligation	(56,342)	21,900
Non-cash royalty revenue	(7,556)	(7,826)
Deferred tax (benefit) provision	(3,667)	42,565
Changes in assets and liabilities:
Decrease in accounts receivable	5,877	29,942
Decrease (increase) in prepaid expenses and other current assets	13,725	(5,319)
Decrease in inventory	1,619	26,701
Decrease in other assets	—	25
Decrease in accounts payable, accrued expenses and other current liabilities	(56,141)	(5,508)
(Decrease) increase in other non-current liabilities	(256)	90
Net cash (used in) provided by operating activities	(116,738)	163,131
Cash flows from investing activities:
Purchases of property and equipment	(76,414)	(22,548)
Purchases of intangible assets	—	(375)
Purchases of investments	(171,431)	(191,652)
Proceeds from maturities of investments	191,342	52,539
Net cash used in investing activities	(56,503)	(162,036)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	24	14,978
Purchase of treasury stock	(91)	(1,587)
Repayment of loans payable	(614)	(656)
Net cash (used in) provided by financing activities	(681)	12,735
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(265)	(238)
Net (decrease) increase in cash, cash equivalents and restricted cash	(174,187)	13,592
Cash, cash equivalents and restricted cash at beginning of period	294,351	308,039
Cash, cash equivalents and restricted cash at end of period	$120,164	$321,631
Supplemental disclosure:
Cash paid for interest	$3,037	$3,045
Cash paid for taxes	2,562	16,665

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2018.

Certain reclassifications were made to prior period amounts in the consolidated financial statements to conform to the current year presentation.

(2) Summary of Significant Accounting Policies

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), ASU 2018-05, “Income Taxes” (Topic 740), ASU 2018-09, “Codification Improvements” and ASU 2018-02, “Income Statement—Reporting Comprehensive Income” (Topic 220). Effective April 1, 2019, the Company adopted ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350). Other than the adoption of the new accounting guidance, our significant accounting policies have not changed materially from December 31, 2018.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Nine-month period ended September 30, 2019		Nine-month period ended September 30, 2018
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$293,564	$119,521	$307,068	$321,011
Restricted cash	532	387	410	365
Restricted cash included in Other assets	255	256	561	255
Total Cash, cash equivalents and restricted cash per statement of cash flows	$294,351	$120,164	$308,039	$321,631

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

Inventory

The major classes of inventory were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Raw materials	$996	$—
Work-in-progress	15,561	—
Finished goods	10,839	29,014
Total	$27,396	$29,014

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Inbrija in the U.S. for the three and nine-month periods ended September 30, 2019 and from the sales of Ampyra in the U.S. for the three and nine-month periods ended September 30, 2019 and 2018.

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

During the second quarter of 2019, we experienced a significant decline in our stock price that reduced the market capitalization below the carrying value of the Company. This circumstance required the Company to perform a quantitative assessment to assess the value of the goodwill for impairment. The Company performed an assessment of the goodwill and concluded that there was no impairment. During the third quarter of 2019, we experienced a further significant decline in our stock price that reduced the market capitalization below the carrying value of the Company. The Company performed a quantitative assessment of the goodwill and concluded that there was an impairment to the goodwill. The Company utilized the income approach in the goodwill assessment process. The determination of the fair value of the reporting unit requires us to make significant estimates and assumptions. This valuation approach considers a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, and discount rates and require us to make certain assumptions and estimates. When performing our income approach, we incorporate the use of projected financial information and a discount rate that are developed based on certain assumptions. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company then corroborates the reasonableness of the total fair value of the reporting unit by reconciling the aggregate fair value of the reporting unit to the Company’s total market capitalization adjusted to include an estimated control premium. The estimated control premium is derived from reviewing observable transactions involving the purchase of controlling interests in comparable companies. The market capitalization is calculated using the relevant shares outstanding and the closing stock price at the test date. After completing our impairment assessment during the third quarter of 2019, we concluded that the carrying value of the Company exceeded its estimated fair value as of September 30, 2019 and therefore, the goodwill was fully impaired. The Company recorded an impairment charge of $277.6 million for the three and nine-month periods ended September 30, 2019 in the statement of operations.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer and significant negative economic trends. The decline in the trading price of the Company's common stock during the quarter ended September 30, 2019, and related decrease in the Company's market capitalization, was determined to be a triggering event in connection with the Company's review of the recoverability of its long-lived assets for the three-month period ended September 30, 2019. The Company performed a recoverability test during the third quarter of fiscal 2019 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations or further declines in our stock price could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined the following subsequent event that required disclosure in these financial statements.

On October 23, 2019, we announced a corporate restructuring to reduce costs and focus our resources on the commercial launch of Inbrija, which is our key strategic priority for the remainder of 2019. As part of the restructuring, we are reducing headcount by approximately 25% through a reduction in force. The majority of the reduction took place in the fourth quarter of 2019 immediately after the announcement, and the remainder will be completed by the first quarter of 2020.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. See Note 12 for further information.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). This new standard provides entities with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The reclassification is the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the Act was effective and the amount that would have been recorded using the newly enacted rate. This guidance became effective in Q1 2019; however, the Company did not elect to make the optional reclassification.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance on April 1, 2019. The ASU did not have an impact upon adoption on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently amended by ASU 2019-04 and ASU 2019-05 which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. This new standard amends the current guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model known as current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements and will adopt the guidance when effective.

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

(3) Revenue

In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the good or service. ASC 606 outlines a five-step process for recognizing revenue from contracts with customers: i) identify the contract with the customer, ii) identify the performance obligations in the contract, iii) determine the transaction price, iv) allocate the transaction price to the separate performance obligations in the contract, and v) recognize revenue associated with the performance obligations as they are satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company determines the performance obligations that are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon receipt of the product by the customer.

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or any contract liabilities as of September 30, 2019 and 2018.

The following table disaggregates our revenue by major source:

(In thousands)	Three-month period ended September 30, 2019	Three-month period ended September 30, 2018	Nine-month period ended September 30, 2019	Nine-month period ended September 30, 2018
Revenues:
Net product revenues:
Ampyra	$37,647	$137,815	$122,383	$390,900
Inbrija	4,889	—	9,164	—
Other	2,264	2,158	1,778	2,488
Total net product revenues	44,800	139,973	133,325	393,388
Royalty revenues	2,922	2,841	8,586	8,893
Total net revenues	$47,722	$142,814	$141,911	$402,281

(4) Share-based Compensation

During the three‑month periods ended September 30, 2019 and 2018, the Company recognized share-based compensation expense of $3.3 million and $5.1 million, respectively. During the nine-month periods ended September 30,

2019 and 2018, the Company recognized share-based compensation expense of $11.5 and $16.2 million, respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2019 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2019 and 2018 were approximately $2.69 and $12.39, respectively. The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2019 and 2018 were approximately $6.49 and $12.81, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended September 30,		For the nine-month period ended September 30,
(In thousands)	2019	2018	2019	2018
Research and development expense	$719	$1,112	$2,203	$4,336
Selling, general and administrative expense	2,424	4,023	8,785	11,910
Cost of Sales	149	—	505	—
Total	$3,292	$5,135	$11,493	$16,246

A summary of share-based compensation activity for the nine-month period ended September 30, 2019 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2019	8,194	$29.81
Granted	640	12.16
Cancelled	(494)	24.83
Exercised	(2)	16.00
Balance at September 30, 2019	8,339	$28.76	4.8	$—
Vested and expected to vest at September 30, 2019	8,316	$28.79	4.8	$—
Vested and exercisable at September 30, 2019	7,165	$30.23	4.2	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2019	231
Granted	628
Vested	(96)
Forfeited	(52)
Nonvested at September 30, 2019	711

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of September 30, 2019 totaled $17.1 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

During the three‑month period ended September 30, 2019, the Company did not make any repurchases of shares. During the nine‑month period ended September 30, 2019, the Company repurchased 7,360 shares of common stock at an average price of $12.31 per share or approximately $91 thousand. The share repurchase consists primarily of common stock tendered to cover tax liabilities in connection with the vesting of restricted stock awards and common stock withheld to cover tax liabilities in connection with the settlement of vested restricted stock units in the nine-month period ended September 30, 2019.

(5) (Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per share for the three and nine-month periods ended September 30, 2019 and 2018:

(In thousands, except per share data)	Three-month period ended September 30, 2019	Three-month period ended September 30, 2018	Nine-month period ended September 30, 2019	Nine-month period ended September 30, 2018
Basic and diluted
Net (loss) income	$(263,535)	$(13,911)	$(338,626)	$24,087
Weighted average common shares outstanding used in computing net (loss) income per share—basic	47,511	47,184	47,491	46,840
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	411
Weighted average common shares outstanding used in computing net (loss) income per share—diluted	47,511	47,184	47,491	47,251
Net (loss) income per share—basic	$(5.55)	$(0.29)	$(7.13)	$0.51
Net (loss) income per share—diluted	$(5.55)	$(0.29)	$(7.13)	$0.51

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended September 30, 2019	Three-month period ended September 30, 2018	Nine-month period ended September 30, 2019	Nine-month period ended September 30, 2018
Denominator
Stock options and restricted common shares	8,995	8,825	8,995	7,262

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three and nine-month periods ended September 30, 2019. Additionally, the impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three and nine-month periods ended September 30, 2019 and 2018.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, jurisdictions with pretax losses for which no tax benefit can be recognized, changes in the valuation allowance and the effects of share based compensation which are recorded discretely in the quarters in which they occur.

For the three-month periods ended September 30, 2019 and 2018, the Company recorded a provision of $0.02 million and $38.0 million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2019 and 2018 were 0% and 157.8%, respectively. The variance in the effective tax rates for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018 was due primarily to differences in pre-tax book loss between the periods, goodwill impairment for which no tax benefit is recognized, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research & development tax credit.

For the nine-month periods ended September 30, 2019 and 2018, the Company recorded a benefit of $0.5 million and a provision of $49.8 million for income taxes, respectively. The effective income tax rates for the Company for the nine-month periods ended September 30, 2019 and 2018 were 0.14% and 67.4%, respectively. The variance in the effective tax rates for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018 was due primarily to differences in pre-tax book (loss) income between the periods, goodwill impairment for which no tax benefit is recognized, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research & development tax credit.

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

(7) Goodwill

The following table represents a summary of activities in goodwill from December 31, 2018 through September 30, 2019:

(In thousands)
Balance at December 31, 2018	$282,059
Impairment	(277,561)
Foreign currency translation adjustment	(4,498)
Balance at September 30, 2019	$—

At September 30, 2019 and December 31, 2018, the Company had $0.0 million and $282.1 million of goodwill, respectively. In connection with the Company's review of the recoverability of its goodwill for the three month period ended September 30, 2019, the Company determined that a triggering event occurred due to the decline in the trading price of the Company's common stock at and around the end of the third quarter of 2019 and related decrease in the Company's market capitalization. Given this circumstance, the Company performed a quantitative goodwill impairment test. Based on the results of its impairment test, the Company recorded an impairment charge of $277.6 million which was the carrying amount of its goodwill immediately before the charge. Refer to Note 2 for the discussion of the impairment charge.

(8) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s level 2 assets consist of investments in corporate bonds, commercial paper and U.S. government securities which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas and are valued using a probability weighted discounted cash flow valuation approach. No changes in valuation techniques occurred during the three or nine-month periods ended September 30, 2019. The estimated fair values of all of our financial instruments approximate their carrying values at September 30, 2019, except for the fair value of the Company’s convertible senior notes, which was approximately $264.3 million as of September 30, 2019. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
September 30, 2019
Assets Carried at Fair Value:
Money market funds	$28,899	$—	$—
U.S. government securities	2,500	13,246	—
Commercial paper	—	49,054	—
Corporate bonds	—	71,336	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	111,200
December 31, 2018
Assets Carried at Fair Value:
Money market funds	$9,586	$—	$—
Commercial paper	—	47,108	—
Corporate bonds	—	104,881	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	168,000

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended September 30, 2019	Three-month period ended September 30, 2018	Nine-month period ended September 30, 2019	Nine-month period ended September 30, 2018
Acquired contingent consideration:
Balance, beginning of period	$162,537	$112,200	$168,000	$113,000
Fair value change to contingent consideration included in the statement of operations	(50,942)	22,700	(56,342)	21,900
Royalty payments	(395)	—	(458)	—
Balance, end of period	$111,200	$134,900	$111,200	$134,900

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecasts for Inbrija, (ii) probabilities of success, and (iii) discount periods and rate. Milestone payments ranged from $1.0 million to $59.0 million for Inbrija. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the three and nine-month periods ended September 30, 2019 and 2018, changes in the fair value of the acquired contingent consideration were primarily due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions. The Company has deferred consideration of further investment in the ARCUS program for acute treatment of migraine pending additional progress with the Inbrija launch.

The acquired contingent consideration is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach, including but not limited to, assumptions involving probability adjusted sales estimates for Inbrija and the estimated discount rates, the estimated fair value could be significantly higher or lower than the fair value determined.

(9) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale debt securities are carried at fair value with interest on these investments included in interest income and are recorded based on quoted market prices. Available-for-sale investments consisted of the following at September 30, 2019 and December 31, 2018, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2019
Commercial Paper	$49,041	$24	$(11)	$49,054
Corporate Bonds	71,241	104	(9)	71,336
U.S. government securities	13,250	—	(4)	13,246
Total Short-term investments	$133,532	$128	$(24)	$133,636
December 31, 2018
Commercial Paper	$47,149	$—	$(41)	$47,108
Corporate Bonds	104,965	6	(90)	104,881
Total Short-term investments	$152,114	$6	$(131)	$151,989

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $31.4 million and $9.6 million as of September 30, 2019 and December 31, 2018, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and amounted to approximately $133.6 million and $152.0 million as of September 30, 2019 and December 31, 2018, respectively. The aggregate fair value of short-term investments in an unrealized loss position amounted to approximately $48.7 million as of September 30, 2019. Short-term investments at September 30, 2019 primarily consisted of high-grade commercial paper, corporate bonds and U.S. government securities. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at September 30, 2019 or December 31, 2018. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of September 30, 2019 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. The changes in AOCI associated with the unrealized holding gains on available-for-sale investments during the nine-month period ended September 30, 2019, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2018	$(125)
Other comprehensive income before reclassifications	229
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	229
Balance at September 30, 2019	$104

(10) Liability Related to Sale of Future Royalties

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

 The following table shows the activity within the liability account for September 30, 2019 and December 31, 2018, respectively:

(In thousands)	September 30, 2019	December 31, 2018
Liability related to sale of future royalties - beginning balance	$30,716	$35,788
Deferred transaction costs recognized	495	784
Non-cash royalty revenue payable to HCRP	(7,556)	(10,291)
Non-cash interest expense recognized	2,593	4,435
Liability related to sale of future royalties - ending balance	$26,248	$30,716

(11) Convertible Senior Notes

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

The outstanding note balance as of September 30, 2019 and December 31, 2018 consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Liability component:
Principal	$345,000	$345,000
Less: debt discount and debt issuance costs, net	(18,619)	(26,330)
Net carrying amount	$326,381	$318,670
Equity component	$61,195	$61,195

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

As of September 30, 2019, the remaining contractual life of the Notes is approximately 2 years. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through September 30, 2019.

The following table sets forth total interest expense recognized related to the Notes for the three and nine-month periods ended September 30, 2019 and 2018:

(In thousands)	Three-month period ended September 30, 2019	Three-month period ended September 30, 2018	Nine-month period ended September 30, 2019	Nine-month period ended September 30, 2018
Contractual interest expense	$1,509	$1,509	$4,528	$4,528
Amortization of debt issuance costs	241	229	713	680
Amortization of debt discount	2,360	2,252	6,997	6,675
Total interest expense	$4,110	$3,990	$12,238	$11,883

(12) Leases

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our leases have remaining lease terms of 2 years to 8 years, some of which include options to extend the lease term for up to 15 years, and some of which include options to terminate the lease within 2 years.

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

Operating Leases

We lease certain office space, manufacturing and warehouse space under arrangements classified as leases under ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from 5 to 15 years. The exercise of lease renewal options is at our sole discretion. One of our leases also includes an option to early terminate the lease within 2 years.

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

In 2018, the Company initiated a renovation and expansion of a building within the Chelsea manufacturing facility that will increase the size of the facility to approximately 95,000 square feet. The project will add a new manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing manufacturing line, and it will create additional warehousing space for manufactured product. Pursuant to a 2018 lease amendment that enabled the renovation and expansion, upon completion of the project, annual rent under the lease will increase to $1.7 million. Construction of the project was substantially completed in October 2019, but it will take additional time to obtain the FDA approval needed to use the new production line for commercial manufacturing. All costs to renovate and expand the facility are borne by the Company, therefore, the lease for that building is accounted for as a build to suit lease.

Additional Facilities

In October 2016, we entered into a 10-year lease agreement with a term commencing January 1, 2017, for approximately 26,000 square feet of lab and office space in Waltham, MA. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $1.1 million per year.

Our leases have remaining lease terms of 2 years to 8 years which assumes exercise of the early termination of our Ardsley, NY lease. We do not include any renewal options in our lease terms when calculating our lease liabilities as we are not reasonably certain that we will exercise these options. One of our leases includes the early termination option in the lease term when calculating the lease liability. The weighted-average remaining lease term for our operating leases was 5 years at September 30, 2019. The weighted-average discount rate was 7.13% at September 30, 2019.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	September 30, 2019
Right-of-use assets	Right of use assets	$24,675
Current lease liabilities	Current portion of lease liabilities	7,696
Non-current lease liabilities	Non-current portion of lease liabilities	24,393

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended September 30, 2019	Nine-month period ended September 30, 2019
Operating lease cost	$1,776	$5,293
Variable lease cost	1,119	3,544
Short-term lease cost	440	1,094
Total lease cost	$3,335	$9,931

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2019 (excluding the nine months ended Sep 30, 2019)	$1,902
2020	7,746
2021	7,935
2022	9,972
2023	3,043
Later years	7,666
Total lease payments	38,264
Less: Imputed interest	(6,175)
Present value of lease liabilities	$32,089

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

(In thousands)	Nine-month period ended September 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$5,605
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$770

(13) Commitments and Contingencies

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

Background

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market Inbrija (levodopa inhalation powder), which is approved in the U.S. for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa. Inbrija is for on-demand use and utilizes our ARCUS pulmonary delivery system, a technology platform designed to deliver medication through inhalation that we believe has potential to be used in the development of a variety of inhaled medicines. We also market branded Ampyra (dalfampridine) Extended Release Tablets, 10 mg.

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg, with no titration required. Inbrija became commercially available in the U.S. on February 28, 2019. Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is being distributed primarily through a network of specialty pharmacies. Our sales representatives are targeting approximately 10,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. As of October 30, 2019, Inbrija is available in the U.S. without the need for a medical exception for approximately 66% of commercial and 25% of Medicare plan lives. Our Inbrija launch activities have thus far been focused on physician awareness and market access. As we enter our next phase of the launch, we will be maintaining these efforts while increasing focus on patient awareness and education. We project that annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million.

On September 24, 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija 33 mg inhalation powder, hard capsules. Under the MAA, Inbrija is indicated in the European Union, or EU, for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approves Inbrija for use in the 28 countries of the EU, as well as Iceland, Norway and Liechtenstein. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

We have been engaged in litigation with generic drug manufacturers relating to certain Ampyra patents, which is further described below and in Part II, Item 1 of this report. In 2017, a U.S. District Court issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated other Ampyra patents that were set to expire between 2025 and 2027. In September 2018, a U.S. Court of Appeals upheld this decision, and in October 2019, the U.S. Supreme Court denied our petition for certiorari requesting review of the case. As a result, our patent exclusivity with respect to Ampyra terminated on July 30, 2018, and we have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that have been marketed since the Court of Appeals decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

On October 23, 2019, we announced a corporate restructuring to reduce costs and focus our resources on the commercial launch of Inbrija, which is our key strategic priority for the remainder of 2019. As part of the restructuring, we are reducing headcount by approximately 25% through a reduction in force. The majority of the reduction took place in the fourth quarter of 2019 immediately after the announcement, and the remainder will be completed by the first quarter of 2020. We expect to realize estimated annualized cost savings related to headcount reduction of approximately $21.0 million, beginning in the second quarter of 2020. We estimate that we will incur approximately $8.0 million of pre-tax charges, substantially all of which will be cash expenditures, for severance and other employee separation related costs in the fourth quarter of 2019 and the first quarter of 2020. As a result of the restructuring, we reduced our 2019 operating expense projections, as further described below under Financial Guidance for 2019 and 2020.

As of September 30, 2019, we had cash, cash equivalents and short-term investments of approximately $253.2 million, and we expect our 2019 year-end balance to be greater than $225 million. We have $345 million of convertible senior notes due in 2021 with a conversion price of $42.56. We have engaged an advisor to assist us in addressing this debt, a top priority in addition to our focus on the Inbrija launch.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg, with no titration required. Inbrija became commercially available in the U.S. on February 28, 2019. As of October 30, 2019, Inbrija is available in the U.S. without the need for a medical exception for approximately 66% of commercial and 25% of Medicare plan lives. Net revenue for Inbrija was $4.9 million for the quarter ended September 30, 2019. We project that annual peak net revenue of Inbrija in the U.S. alone could exceed $800 million.

On September 24, 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija 33 mg inhalation powder, hard capsules. Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approves Inbrija for use in the 28 countries of the EU, as well as Iceland, Norway and Liechtenstein. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is distributed in the U.S. primarily through a network of specialty pharmacies. We believe we have built a leading neuro-specialty sales and marketing team through our commercialization of Ampyra, and that our commercial sale of Inbrija in the U.S. will benefit from the experiences and capabilities of this team. We currently have approximately 90 sales representatives as well as established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information to payers and physicians on our marketed products; a National Trade Account Director who works with our network of specialty pharmacies for Inbrija; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives. Our sales representatives are targeting approximately 10,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Our Inbrija launch activities have thus far been focused on physician awareness and market access. As we enter our next phase of the launch, we will be maintaining these efforts while increasing focus on patient awareness and education.

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

FDA and European Commission approvals of Inbrija were based on a clinical program that included approximately 900 people with Parkinson’s on a carbidopa/levodopa regimen experiencing OFF periods. The Phase 3 pivotal trial for Inbrija – SPAN-PD – was a 12-week, randomized, placebo controlled, double blind study evaluating the effectiveness of Inbrija in patients with mild to moderate Parkinson’s experiencing OFF periods. In January 2019, we announced that The Lancet Neurology published results from the SPAN-PD clinical trial.

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

Ampyra

General

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Net revenue for Ampyra was $37.6 million for the quarter ended September 30, 2019 and $137.8 million for the quarter ended September 30, 2018.

Ampyra is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is distributed in the U.S. primarily through a network of specialty pharmacies which deliver the medication to patients by mail. We have contracted with a third party organization with extensive experience in coordinating patient benefits to run Ampyra Patient Support Services, or APSS, a dedicated resource that coordinates the prescription process among healthcare providers, people with multiple sclerosis, and insurance carriers. We have a 60-day free trial program that provides eligible patients with two months of Ampyra at no cost. We are evaluating the level of our continuing investment in certain Ampyra sales and marketing programs, including our free trial program and APSS, due to the introduction of generic competition and corresponding decline in Ampyra sales.

We have been engaged in litigation with certain generic drug manufacturers relating to our five initial Orange Book-listed Ampyra patents. In 2017, the United States District Court for the District of Delaware (the “District Court”) issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, our patent exclusivity with respect to Ampyra terminated on July 30, 2018. We appealed the District Court decision to the United

States Court of Appeals for the Federal Circuit (the “Federal Circuit”), which issued a ruling in September 2018 upholding the District Court’s decision (the “Appellate Decision”). In January 2019, the Federal Circuit denied our petition for rehearing en banc. In October 2019, the U.S. Supreme Court denied our petition for certiorari requesting review of the case. This litigation is discussed in further detail in Part II, Item 1 of this report. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that are being marketed following the Appellate Decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones. We received a $25 million milestone payment from Biogen in 2011, which was triggered by Biogen’s receipt of conditional approval from the European Commission for Fampyra. The next expected milestone payment would be $15 million, due when ex-U.S. net sales exceed $100 million over four consecutive quarters. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, if ever, we will not receive Fampyra royalties although we have retained the right to receive any potential future milestone payments, described above. The HCRP transaction is accounted for as a liability, as described in Note 10 to our Consolidated Financial Statements included in this report.

Ampyra Patent Update

Six issued Ampyra patents have been listed in the Orange Book. The five initial Orange Book-listed patents have been the subject of litigation with certain generic drug manufacturers, as described above. In connection with the litigation, our Orange Book-listed patent that expired on July 30, 2018, was upheld, but four other Ampyra patents set to expire between 2025 and 2027 were invalidated. We have filed a request to have these four patents delisted from the Orange Book. The litigation is discussed in further detail in Part II, Item 1 of this report. The sixth Orange Book-listed patent (U.S. Patent No. 9,918,973), set to expire in 2024, was more recently issued and was not involved in the litigation. We have filed a request to have this patent delisted from the Orange Book. We note that this patent did not entitle us to any additional statutory stay of approval under the Hatch-Waxman Act against the generic drug manufacturers that were involved in the patent litigation described in this report.

In 2011, the European Patent Office, or EPO, granted EP 1732548, with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine (known under the trade name Fampyra in the European Union), to increase walking speed. In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent. We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice daily dosing at 10 mg. Both Synthon B.V. and neuraxpharm Arzneimittel GmBH have appealed the decision. In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC EHF filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent. In February 2016, the EPO Opposition Division rendered a decision that revoked the EP 2377536 patent. We appealed the decision. In the Appeal Hearings in September 2019, the European Technical Board of Appeals upheld claims covering Fampyra in both the EP 1732548 patent and the EP 2377536 patent. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. In June 2019, the EPO granted EP 2460521, which is a divisional of the EP 2377536 patent. The EP 2460521 patent may be opposed by a third party within nine months of the date of grant. This patent is also set to expire in 2025. Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in 2021.

ARCUS Product Development

We have been exploring opportunities for other proprietary products in which inhaled delivery of medicine using our ARCUS drug delivery technology can provide a significant therapeutic benefit to patients. We believe there are potential opportunities with central nervous system, or CNS, as well as non-CNS, disorders.

Our ARCUS development has been focused on a program for acute treatment of migraine. Existing oral therapies for migraine can be associated with slow onset of action and gastrointestinal challenges. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration. We have been evaluating therapeutic candidates for their suitability to move forward with this program. Due to the restructuring described above and associated cost-cutting measures, we have deferred consideration of further investment in this program pending additional progress with the Inbrija launch.

In July 2015, the Bill & Melinda Gates Foundation awarded us a $1.4 million grant to support the development of a formulation and delivery system for a dry powder version of lung surfactant, a treatment for neonatal respiratory distress syndrome, or nRDS. In collaboration with the Massachusetts Institute of Technology, we developed a formulation and delivery device based on our proprietary ARCUS drug delivery technology. nRDS is a condition affecting prematurely born infants in which their lungs are underdeveloped and thus lack a sufficient amount of lung surfactant. It can be fatal, or lead to severe, chronic health issues caused by a lack of oxygen getting to the baby’s brain and other organs. Delivering liquid surfactant to the lungs via intubation is the standard of care. We believe that our formulation and delivery system may present a more practical alternative for use in developing areas of the world, where intubation poses numerous problems. Based on recent achievement of pre-clinical proof of concept, the foundation has expanded the funding to include pre-IND development. This program is not aimed at developing a commercial product, but our work on this program (funding for which has not been impacted by the restructuring) could potentially generate information that is useful for adapting the ARCUS drug delivery technology to commercial pediatric uses.

Other Research and Development Programs

Our other research and development programs include rHIgM22 and Cimaglermin alpha. rHIgM22 is a remyelinating antibody that is a potential therapeutic for multiple sclerosis. Data from a Phase 1 safety and tolerability trial showed that a single dose of rHIgM22 was not associated with any safety signals. The study was not powered to show efficacy and exploratory measures showed no difference between the treatment groups. Cimaglermin alfa is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure. We initiated a Phase 1b clinical trial assessing three doses of cimaglermin in people with heart failure, but discontinued enrollment and then received an FDA clinical hold based on the occurrence of a case of hepatotoxicity (liver injury). The FDA clinical hold was lifted after we presented additional data on the hepatotoxicity, but we have not since restarted any clinical study of cimaglermin. We are considering next steps for these programs, which could include potential partnering or out-licensing, but due to the restructuring described above and associated cost-cutting measures, we have deferred consideration of any further investment pending additional progress with the Inbrija launch.

We were previously developing SYN120 and BTT1023, but have no current plans to further invest in these programs. SYN120 is a potential treatment for Parkinson’s-related dementia, which we acquired with Biotie Therapies. Data from a Phase 2 exploratory study that we completed in 2017 showed that several of the outcome measures trended in favor of drug versus placebo, particularly with respect to neuropsychiatric symptoms. However, neither the primary nor key secondary endpoints achieved statistical significance. We were developing BTT1023 (timolumab) for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. The University of Birmingham was conducting a Phase 2 proof-of-concept clinical trial of BTT1023 for PSC, but the university informed us in January 2019 that they terminated the trial. Pending review of final data from the discontinued trial, we intend to evaluate the potential for out-licensing.

Financial Guidance for 2019 and 2020

We are providing the following guidance with respect to our 2019 financial performance, which is an update from prior guidance on research and development (R&D) and selling, general and administrative (SG&A) operating expenses due to the restructuring described above:

•	We expect 2019 net revenue from the sale of Ampyra to be greater than $140 million.
•

R&D expenses in 2019 are expected to range from $55 million to $60 million, reduced from our prior guidance of $70 million to $80 million, excluding restructuring costs and share-based compensation charges.

•

SG&A expenses in 2019 are expected to range from $185 million to $190 million, reduced from our prior guidance of $200 million to $210 million, excluding restructuring costs and share-based compensation charges.

We are providing the following guidance with respect to our 2020 financial performance:

•	R&D expenses in 2020 are expected to range from $20 million to $25 million, excluding restructuring costs and share-based compensation charges.
•	SG&A expenses in 2020 are expected to range from $160 million to $165 million, excluding restructuring costs and share-based compensation charges.

The projected ranges of R&D and SG&A expenses in 2019 and 2020 are provided on a non-GAAP basis, as both exclude restructuring costs and share-based compensation charges. Due to the forward looking nature of this information, the amount of compensation charges needed to reconcile these measures to the most directly comparable GAAP financial measures is dependent on future changes in the market price of our common stock and is not available at this time. Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP. However, we believe the presentation of these non-GAAP financial measures, when viewed in conjunction with GAAP results, provides investors with a more meaningful understanding of our projected operating performance because they exclude (i) expenses that pertain to non-routine restructuring events, and (ii) non-cash charges that are substantially dependent on changes in the market price of our common stock. We believe these non-GAAP financial measures help indicate underlying trends in our business, and are important in comparing current results with prior period results and understanding expected operating performance. Also, our management uses these non-GAAP financial measures to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Results of Operations

Three-Month Period Ended September 30, 2019 Compared to September 30, 2018

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $4.9 million for the three-month period ended September 30, 2019.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $37.6 million and $137.8 million for the three-month periods ended September 30, 2019 and 2018, respectively, a decrease of $100.2 million, or 73%. The net revenue decrease comprised decreased net volume of $100.3 million partially offset by discount and allowance adjustments of $0.1 million.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Other Product Revenues

We recognized net revenue from the sale of other products of $2.3 million for the three-month period ended September 30, 2019 as compared to $2.2 million for the three-month period ended September 30, 2018.

Royalty Revenue

We recognized $2.9 million and $2.8 million in royalty revenue for the three-month periods ended September 30, 2019 and 2018, respectively, related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $8.0 million for the three-month period ended September 30, 2019 as compared to $25.2 million for the three-month period ended September 30, 2018. Cost of sales for the three-month period ended September 30, 2019 consisted primarily of $7.2 million in inventory costs related to recognized revenues, $0.2 million in royalty fees based on net product shipments and $0.5 million for costs related to sales of the authorized generic version of Ampyra. Cost of sales for the three-month period ended September 30, 2018 consisted primarily of $23.1 million in inventory costs related to recognized revenues, $1.7 million in royalty fees based on net product shipments and $0.2 million for costs related to sales of the authorized generic version of Ampyra. Cost of sales for inventory manufactured pre-launch for Inbrija was not recorded for the three-month period ended September 30, 2019, since the inventory manufactured prior to the FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses in 2018.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month period ended September 30, 2019 as compared to $0.2 million related to Ampyra for the three-month period ended September 30, 2018.

Research and Development

Research and development expenses for the three-month period ended September 30, 2019 were $16.1 million as compared to $22.9 million for the three-month period ended September 30, 2018, a decrease of approximately $6.8 million, or 30%. The decrease was due primarily to reductions in spending of $5.5 million due to the commercialization of Inbrija, and decreases in overall salaries and benefits and certain other programs of $1.5 million, partially offset by other programs of $0.2 million.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended September 30, 2019 were $27.5 million compared to $22.7 million for the three-month period ended September 30, 2018, an increase of approximately $4.8 million, or 21.1%. The increase was attributable primarily to an increase in marketing related spending of $7.4 million due to launch activities for Inbrija, partially offset by a decrease in overall salaries and benefits of $1.5 million and a decrease in spending of $1.0 million for marketing related cost of Ampyra.

General and administrative expenses for the three-month period ended September 30, 2019 were $21.2 million compared to $20.9 million for the three-month period ended September 30, 2018, an increase of approximately $0.2 million, or 1.0%. The increase was primarily due to an increase in costs related to medical affairs of $0.4 million and launch activities for Inbrija of $1.3 million. This was partially offset by a decrease in legal costs and certain other costs of $1.5 million.

Goodwill Impairment

We recognized a goodwill impairment charge of $277.6 million in the three-month period ended September 30, 2019. During the third quarter of 2019, we experienced a significant decline in our stock price that reduced the market capitalization below the carrying value of the Company. We performed a quantitative assessment and after completing the assessment during the third quarter of 2019, we concluded that the carrying value of the Company exceeded its estimated fair value as of September 30, 2019 and therefore, the goodwill was fully impaired. We did not recognize any goodwill impairment charge in the three-month period ended September 30, 2018.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of those future royalties is assessed quarterly. We recorded income pertaining to changes in the fair-value of acquired contingent consideration of $50.9 million for the three-month period ended September 30, 2019 as compared to an expense of $22.7 million for the three-month period ended September 30, 2018. The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense, Net

Other expense, net was $4.2 million for the three-month periods ended September 30, 2019 and 2018.

Benefit from (Provision for) Income Taxes

For the three-month periods ended September 30, 2019 and 2018, the Company recorded a provision of $0.02 million and $38.0 million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2019 and 2018 were 0% and 157.8%, respectively. The variance in the effective tax rates for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018 was due primarily to differences in pre-tax book income between the periods, goodwill impairment for which no tax benefit is recognized, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research and development tax credit.

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

Nine-Month Period Ended September 30, 2019 Compared to September 30, 2018

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $9.2 million for the nine-month period ended September 30, 2019.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $122.4 million and $390.9 million for the nine-month periods ended September 30, 2019 and 2018, respectively, a decrease of $268.5 million, or 69%. The net revenue decrease comprised decreased net volume of $295.0 million partially offset by discount and allowance adjustments of $26.5 million.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the

Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future.

Other Product Revenues

We recognized net revenue from the sale of other products of $1.8 million for the nine-month period ended September 30, 2019 as compared to $2.5 million for the nine-month period ended September 30, 2018.

Royalty Revenue

We recognized $8.6 million and $8.9 million in royalty revenue for the nine-month periods ended September 30, 2019 and 2018, respectively related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $26.2 million for the nine-month period ended September 30, 2019 as compared to $76.2 million for the nine-month period ended September 30, 2018. Cost of sales for the nine-month period ended September 30, 2019 consisted primarily of $24.9 million in inventory costs related to recognized revenues, $0.7 million in royalty fees based on net product shipments and $0.5 million for costs related to sales of the authorized generic version of Ampyra. Cost of sales for the nine-month period ended September 30, 2018 consisted primarily of $68.2 million in inventory costs related to recognized revenues, $7.5 million in royalty fees based on net product shipments and $0.2 million for costs related to sales of the authorized generic version of Ampyra. Cost of sales for inventory manufactured pre-launch for Inbrija was not recorded for the nine-month period ended September 30, 2019, since the inventory manufactured prior to the FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses in 2018.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $17.9 million for the nine-month period ended September 30, 2019 as compared to $1.7 million related to Ampyra for the nine-month period ended September 30, 2018.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2019 were $51.1 million as compared to $79.3 million for the nine-month period ended September 30, 2018, a decrease of approximately $28.2 million, or 35.6%. The decrease was due primarily to reductions in spending of $9.4 million due to the termination of the tozadenant development program, reductions in spending of $12.0 million due to the commercialization of Inbrija, and decreases in overall salaries and benefits and certain other programs of $6.8 million.

Selling, General and Administrative

Sales and marketing expenses for the nine-month period ended September 30, 2019 were $86.3 million compared to $68.7 million for the nine-month period ended September 30, 2018, an increase of approximately $17.6 million, or 25.6%. The increase was attributable primarily to an increase in marketing related spending of $22.9 million due to launch activities for Inbrija, partially offset by a decrease in overall salaries and benefits of $2.3 million and a decrease in spending related to marketing for Ampyra of $3.0 million.

General and administrative expenses for the nine-month period ended September 30, 2019 were $65.3 million compared to $66.7 million for the nine-month period ended September 30, 2018, a decrease of approximately $1.4 million, or 2.0%. The decrease was primarily due to a reduction in salaries and benefits related costs of $2.1 million, business development costs of $1.8 million and legal costs and certain other costs of $2.6 million, partially offset by an increase in spending related of launch activities of $2.8 million and costs related to medical affairs of $2.2 million.

Goodwill Impairment

We recognized a goodwill impairment charge of $277.6 million in the nine-month period ended September 30, 2019. During the third quarter of 2019, we experienced a significant decline in our stock price that reduced the market capitalization below the carrying value of the Company. We performed a quantitative assessment and after completing the assessment during the third quarter of 2019, we concluded that the carrying value of the Company exceeded its estimated fair value as of September 30, 2019 and therefore, the goodwill was fully impaired. We did not recognize any goodwill impairment charge in the nine-month period ended September 30, 2018.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of those future royalties is assessed quarterly. We recorded income pertaining to changes in the fair-value of acquired contingent consideration of $56.3 million for the nine-month period ended September 30, 2019 as compared to an expense of $21.9 million for the nine-month period ended September 30, 2018. The changes in the fair-value of the acquired contingent consideration were primarily due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense, Net

Other expense, net was $13.0 million for the nine-month period ended September 30, 2019 as compared to $13.9 million for the three month period ended September 30, 2018. This was due primarily to an increase in interest income of $0.8 million.

Benefit from (Provision for) Income Taxes

For the nine-month periods ended September 30, 2019 and 2018, the Company recorded a $0.5 million benefit and a $49.8 million provision for income taxes, respectively. The effective income tax rates for the Company for the nine-month periods ended September 30, 2019 and 2018 were 0.14% and 67.4%, respectively. The variance in the effective tax rates for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018 was due primarily to differences in pre-tax book income between the periods, goodwill impairment for which no tax benefit is recognized, the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, state taxes, and the reduction in the research and development tax credit.

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

Since our inception, we have financed our operations primarily through private placements and public offerings of our common stock and preferred stock, payments received under our collaboration and licensing agreements, sales of Ampyra, Fampyra, Zanaflex and Qutenza, and, to a lesser extent, from loans, government and non-government grants and other financing arrangements. We expect sales of Inbrija to become a source of financing for our operations.

At September 30, 2019, we had $253.2 million of cash, cash equivalents and short-term investments, compared to $445.6 million at December 31, 2018. We expect that our existing cash and cash flows from operations will be sufficient to fund our ongoing operations over the next 12 months from the financial statement filing date. As discussed in greater detail below, the principal of our Convertible Senior Notes due 2021 becomes due and payable in June 2021. We intend to opportunistically repurchase or refinance such indebtedness prior to maturity, which may include issuance of new debt or equity, privately negotiated exchange transactions and/or open-market repurchases.

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

The Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the Base Indenture) and the first supplemental indenture, dated as of June 23, 2014 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), each between the Company and Wilmington Trust, National Association, as trustee (the Trustee). The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 23.4968 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $42.56 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date. As of September 30, 2019, the Notes did not meet the criteria to be convertible.

The Company may redeem for cash, all or part of the Notes, at the Company’s option, after June 20, 2017 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within five trading days prior to the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Our outstanding note balances as of September 30, 2019 consisted of the following:

(In thousands)	September 30, 2019
Liability component:
Principal	$345,000
Less: debt discount and debt issuance costs, net	(18,619)
Net carrying amount	$326,381
Equity component	$61,195

Non-Convertible Capital Loans

Non-convertible capital loans were granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $24.0 million as of September 30, 2019. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $1.2 million as of September 30, 2019. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal will be paid in equal annual installments over a 5 year period, ending January 2021.

Investment Activities

At September 30, 2019, cash, cash equivalents and short-term investment were approximately $253.2 million, as compared to $445.6 million at December 31, 2018. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Our short term investments consist of high-grade corporate debt securities, commercial paper and U.S. government securities with original maturities of twelve months or less at date of purchase. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operations

Net cash used in operations was $116.7 million for the nine-month period ending September 30, 2019. Cash used by operations for the nine-month period ended September 30, 2019 was primarily due to net loss of $338.6 million, non-cash royalty revenue of $7.6 million, deferred tax benefit of $3.7 million, a change in contingent consideration liability of $56.3 million, amortization of net premiums and discounts on investments of $1.3 million and a decrease in accounts payable and accrued expenses of $56.1 million. This was offset by a goodwill impairment charge of $277.6 million, a decrease in accounts receivable of $5.9 million, stock compensation expense of $11.5 million, depreciation and amortization of $24.7 million, a decrease in inventory of $1.6 million, amortization of debt discount and debt issuance costs of $12.2 million, and a decrease in other prepaid expenses and other current assets of $13.7 million

Net Cash Used in Investing

Net cash used in investing activities for the nine-month period ended September 30, 2019 was $56.5 million, which was due primarily to purchases of short-term investments and property and equipment of $171.4 million and $76.4 million, respectively. This was partially offset by proceeds from maturities of investments of $191.3 million.

Net Cash Used in Financing

Net cash used in financing activities for the nine-month period ended September 30, 2019 was $0.7 million, which was primarily due to the repayment of loans payable of $0.6 million and purchases of treasury stock of $0.1 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 14 of our Annual report on Form 10-K for the year ended December 31, 2018. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the nine-month period ended September 30, 2019, commitments related to the purchase of inventory decreased as compared to December 31, 2018. As of September 30, 2019, we have inventory-related purchase commitments totaling approximately $2.0 million.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, with the exception of the adoption of ASU 2016-02, “Leases” (Topic 842), ASU 2018-05, “Income Taxes” (Topic 740), ASU 2018-09, “Codification Improvements”, ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350) and ASU 2018-02, “Income Statement—Reporting Comprehensive Income” (Topic 220), our critical accounting policies have not changed materially from December 31, 2018.

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

During the second quarter of 2019, we experienced a significant decline in our stock price that reduced the market capitalization below the carrying value of the Company. This circumstance required the Company to perform a quantitative assessment to assess the value of the goodwill for impairment. The Company performed an assessment of the goodwill and concluded that there was no impairment. During the third quarter of 2019, we experienced a further significant decline in our stock price that reduced the market capitalization further below the carrying value of the Company. The Company performed a quantitative assessment of the goodwill and concluded that there was an impairment to the goodwill. The Company utilized the income approach in the goodwill assessment process. The determination of the fair value of the reporting unit requires us to make significant estimates and assumptions. This valuation approach considers a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, and discount rates and require us to make certain assumptions and estimates. When performing our income approach, we incorporate the use of projected financial information and a discount rate that are developed based on certain assumptions. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company then corroborates the reasonableness of the total fair value of the reporting unit by reconciling the aggregate fair value of the reporting unit to the Company’s total market capitalization adjusted to include an estimated control premium. The estimated control premium is derived from reviewing observable transactions involving the purchase of controlling interests in comparable companies. The market capitalization is calculated using the relevant shares outstanding and the closing stock price at the test date. After completing our impairment assessment during the third quarter of 2019, we concluded that the carrying value of the Company exceeded its estimated fair value as of September 30, 2019 and therefore, the goodwill was fully impaired. The Company recorded an impairment charge of $277.6 million for the three and nine month periods ended September 30, 2019 in the statement of operations.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer and significant negative economic trends. The decline in the trading price of the Company's common stock during the quarter ended September 30, 2019 and related decrease in the Company's market capitalization was determined to be a triggering event in connection with the Company's review of the recoverability of its long-lived assets for the three-month period ended September 30, 2019. The Company performed a recoverability test during the third quarter of fiscal 2019 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations or further declines in our stock price could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, convertible senior notes, non-convertible capital loans, research and development loans and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at September 30, 2019, except for the fair value of the Company’s convertible senior notes which was approximately $264.3 million as of September 30, 2019.

We have cash equivalents and short-term investments at September 30, 2019, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, high-grade corporate bonds, commercial paper and U.S. government securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at September 30, 2019. At September 30, 2019, we held $253.2 million in cash, cash equivalents and short-term investments which had an average interest rate of approximately 2.4%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the third quarter of 2019, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Ampyra ANDA Litigation

We have been engaged in litigation with certain generic drug manufacturers relating to our five initial Orange Book-listed Ampyra patents. We filed lawsuits against these generic drug manufacturers in response to their submitting Abbreviated New Drug Applications, or ANDAs, to the FDA seeking marketing approval for generic versions of Ampyra (dalfampridine) Extended Release Tablets, 10mg. As previously reported, we settled with some, but not all, of these companies. In March 2017, the U.S. District Court for the District of Delaware (the “District Court”) rendered a decision from a bench trial held in September 2016. The District Court upheld our Ampyra Orange Book-listed patent that expired in July 2018, but invalidated the four other Orange Book-listed patents pertaining to Ampyra that were the subject of the litigation that were set to expire between 2025 and 2027. We appealed the decision on the four invalidated patents to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”), which issued a ruling on September 10, 2018 upholding the District Court’s decision (the “Appellate Decision”). In January 2019, the Federal Circuit denied our petition for rehearing en banc. On October 7, 2019, the U.S. Supreme Court denied our petition for certiorari requesting review of the case.

Item 1 of Part II of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2019, and June 30, 2019, include prior updates to the legal proceedings described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our Quarterly Reports subsequently filed during the current fiscal year, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

Exhibit No.	Description
10.1*	Amendment to December 19, 2005 Employment Agreement, dated August 13, 2019, by and between the Registrant and David Lawrence.
10.2*	Amendment to December 19, 2005 Employment Agreement, dated August 13, 2019, by and between the Registrant and Jane Wasman.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: November 7, 2019		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: November 7, 2019		David Lawrence Chief, Business Operations and Principal Accounting Officer