Form 10-Q
period 2020-03-31
ACORDA THERAPEUTICS INC
filed 2020-05-08
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2020
Common Stock, $0.001 par value per share	47,984,514 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: we may not be able to successfully market Inbrija or any other products under development; the COVID-19 pandemic, including related quarantines and travel restrictions, and the potential for the illness to affect our employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; we may need to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and we may not be able to do so on acceptable terms or at all; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; third party payers (including governmental agencies) may not reimburse for the use of Inbrija or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; competition for Inbrija, Ampyra and other products we may develop and market in the future, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra (dalfampridine) following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija (levodopa inhalation powder) or from our other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

We and our subsidiaries own several registered trademarks in the U.S. and in other countries. These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Biotie Therapies,” “Ampyra,” “Inbrija,” and “ARCUS.” Also, our marks “Fampyra” and “Inbrija” are registered marks in the European Community Trademark Office and we have registrations or pending applications for these marks in other jurisdictions. Our trademark portfolio also includes several registered trademarks and pending trademark applications in the U.S. and worldwide for potential product names or for disease awareness activities. Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,417	$62,085
Restricted cash	13,175	12,836
Short term investments	50,477	63,754
Trade accounts receivable, net of allowances of $498 and $682, as of March 31, 2020 and December 31, 2019, respectively	14,969	22,083
Prepaid expenses	27,395	11,574
Inventory, net	25,566	25,221
Other current assets	4,286	3,560
Total current assets	168,285	201,113
Property and equipment, net of accumulated depreciation	142,500	142,527
Intangible assets, net of accumulated amortization	390,311	402,329
Right of use asset, net of accumulated amortization	22,450	23,450
Restricted cash	30,270	30,270
Other assets	11	29
Total assets	$753,827	$799,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,073	$26,257
Accrued expenses and other current liabilities	36,968	39,077
Current portion of loans payable	592	603
Current portion of liability related to sale of future royalties	11,209	10,836
Current portion of lease liabilities	7,846	7,746
Current portion of acquired contingent consideration	1,940	1,866
Total current liabilities	70,628	86,385
Convertible senior notes	195,349	192,774
Derivative liability	32,881	59,409
Non-current portion of acquired contingent consideration	74,460	78,434
Non-current portion of lease liabilities	21,757	22,996
Non-current portion of loans payable	24,713	25,495
Deferred tax liability	16,391	9,581
Non-current portion of liability related to sale of future royalties	10,964	13,565
Other non-current liabilities	10	259
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares at March 31, 2020 and December 31, 2019; no shares issued as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value. Authorized 80,000,000 shares at March 31, 2020 and December 31, 2019; issued 47,734,146 and 47,730,396 shares, including those held in treasury, as of March 31, 2020 and December 31, 2019, respectively	48	48
Treasury stock at cost (29,304 shares at March 31, 2020 and December 31, 2019)	(638)	(638)
Additional paid-in capital	981,364	979,388
Accumulated deficit	(673,281)	(666,809)
Accumulated other comprehensive (loss) income	(819)	(1,169)
Total stockholders’ equity	306,674	310,820
Total liabilities and stockholders’ equity	$753,827	$799,718

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Revenues:
Net product revenues	$24,672	$41,334
Royalty revenues	3,427	2,803
Total net revenues	28,099	44,137
Costs and expenses:
Cost of sales	3,843	8,799
Research and development	7,705	16,028
Selling, general and administrative	41,108	52,725
Amortization of intangible assets	7,691	2,564
Asset impairment	4,131	—
Change in fair value of derivative liability	(26,528)	—
Changes in fair value of acquired contingent consideration	(3,682)	7,400
Total operating expenses	34,268	87,516
Operating loss	(6,169)	(43,379)
Other (expense) income, net:
Interest and amortization of debt discount expense	(7,566)	(6,424)
Interest income	312	1,496
Other expenses	(42)	—
Realized loss on foreign currency transactions	(5)	(13)
Total other expense, net	(7,301)	(4,941)
Loss before taxes	(13,470)	(48,320)
Benefit from income taxes	6,998	715
Net loss	$(6,472)	$(47,605)

Net loss per share—basic	$(0.14)	$(1.00)
Net loss per share—diluted	$(0.14)	$(1.00)
Weighted average common shares outstanding used in computing net loss per share—basic	47,703	47,472
Weighted average common shares outstanding used in computing net loss per share—diluted	47,703	47,472

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

(In thousands)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Net loss	$(6,472)	$(47,605)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	387	(1,609)
Unrealized (loss) income on available for sale debt securities	(37)	178
Other comprehensive income (loss), net of tax	350	(1,431)
Comprehensive loss	$(6,122)	$(49,036)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders equity
Balance at December 31, 2019	47,730	$48	$(638)	$979,388	$(666,809)	$(1,169)	$310,820
Compensation expense for issuance of stock options to employees	—	—	—	1,976	—	—	1,976
Compensation expense for issuance of restricted stock to employees	4	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	350	350
Net loss	—	—	—	—	(6,472)	—	(6,472)
Balance at March 31, 2020	47,734	$48	$(638)	$981,364	$(673,281)	$(819)	$306,674

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

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Cash flows from operating activities:
Net loss	$(6,472)	$(47,605)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	1,976	3,667
Amortization of net premiums and discounts on investments	(47)	(521)
Amortization of debt discount and debt issuance costs	4,054	4,717
Depreciation and amortization expense	10,077	4,850
Asset impairment	4,131	—
Change in acquired contingent consideration obligation	(3,682)	7,400
Non-cash royalty revenue	(3,016)	(2,467)
Deferred tax (benefit) provision	6,796	(1,092)
Change in derivative liability	(26,528)	—
Changes in assets and liabilities:
Decrease in accounts receivable	7,114	2,777
(Increase) decrease in prepaid expenses and other current assets	(16,548)	7,602
Increase in inventory	(345)	(2,451)
Decrease in other assets	17	—
Decrease in accounts payable, accrued expenses and other current liabilities	(15,920)	(54,042)
Decrease in other non-current liabilities	(387)	(331)
Net cash used in operating activities	(38,779)	(77,496)
Cash flows from investing activities:
Purchases of property and equipment	(2,245)	(24,655)
Purchases of intangible assets	—	—
Purchases of investments	—	(48,685)
Proceeds from maturities of investments	13,288	55,219
Net cash provided by (used in) investing activities	11,043	(18,121)
Cash flows from financing activities:
Debt issuance costs	(981)	—
Proceeds from issuance of common stock and option exercises	—	24
Purchase of treasury stock	—	(52)
Repayment of loans payable	(597)	(614)
Net cash used in financing activities	(1,578)	(642)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(177)
Net decrease in cash, cash equivalents and restricted cash	(29,330)	(96,436)
Cash, cash equivalents and restricted cash at beginning of period	105,192	294,351
Cash, cash equivalents and restricted cash at end of period	$75,862	$197,915
Supplemental disclosure:
Cash paid for interest	$12	$18
Cash paid for taxes	63	19

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2019.

(2) Summary of Significant Accounting Policies

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019. Effective January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), ASU 2018-13, “Fair Value Measurement (Topic 820), ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”, and, ASU 2018-18, “Collaborative Arrangements” (Topic 808). Other than the adoption of the new accounting guidance, our significant accounting policies have not changed materially from December 31, 2019.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Three-month period ended March 31, 2020		Three-month period ended March 31, 2019
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$62,085	$32,417	$293,564	$197,093
Restricted cash	12,836	13,175	532	567
Restricted cash non-current	30,270	30,270	255	255
Total Cash, cash equivalents and restricted cash per statement of cash flows	$105,191	$75,862	$294,351	$197,915

Amounts included in restricted cash represent those amounts in escrow related to the 6% semi-annual interest portion, payable in cash or stock, of the convertible note exchange completed in December 2019 payable within the next 12 months and those amounts required to be set aside to cover the Company’s self-funded employee health insurance costs over the next 12 months. Restricted cash non-current represents those amounts in escrow related to the 6% semi-annual interest portion, payable in cash or stock, of the convertible note exchange completed in December 2019 payable subsequent to the next twelve months and cash collateralized standby letters of credit in connection with obligations under facility leases due to the long-term nature of the letters of credit.

Inventory

The major classes of inventory were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$1,796	$1,753
Work-in-progress	3,905	13,509
Finished goods	19,866	9,959
Total	$25,566	$25,221

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer, who is the chief operating decision maker. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Inbrija and Ampyra in the U.S. for the three-month periods ended March 31, 2020 and 2019.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and indefinite lived intangible assets not subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, results of clinical trials, stock price, loss of a major customer and significant negative economic trends. Based on the Company’s evaluation for the three-month period ended March 31, 2020, the Company determined that its indefinite lived intangible asset BTT1023 was fully impaired and recorded an asset impairment in its consolidated statement of operations. The Company also determined that its finite lived intangible assets were not impaired for the three-month period ended March 31, 2020.

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

Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently amended by ASU 2019-04 and ASU 2019-05 which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. This new standard amends the current guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model known as current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendment in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public business entities will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, the ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have an impact on the consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for fiscal years beginning after December 15, 2020 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or any contract liabilities as of March 31, 2020 and 2019.

The following table disaggregates our revenue by major source:

(In thousands)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Revenues:
Net product revenues:
Ampyra	$20,124	$40,067
Inbrija	4,354	1,267
Other	194	—
Total net product revenues	24,672	41,334
Royalty revenues	3,427	2,803
Total net revenues	$28,099	$44,137

(4) Share-based Compensation

During the three‑month periods ended March 31, 2020 and 2019, the Company recognized share-based compensation expense of $2.0 million and $3.7 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2020 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2020 and 2019 were approximately $0.99 and $7.41, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended March 31,
(In thousands)	2020	2019
Research and development expense	$415	$701
Selling, general and administrative expense	1,479	2,816
Cost of Sales	81	150
Total	$1,976	$3,667

A summary of share-based compensation activity for the nine-month period ended March 31, 2020 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2020	10,469	$22.96
Granted	60	1.54
Cancelled	(804)	28.44
Exercised	—	—
Balance at March 31, 2020	9,725	$22.37	5.4	$—
Vested and expected to vest at March 31, 2020	9,676	$22.46	5.4	$—
Vested and exercisable at March 31, 2020	7,065	$28.53	4.0	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2020	425,397
Granted	—
Vested	(3,750)
Forfeited	(27,866)
Nonvested at March 31, 2020	393,781

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of March 31, 2020 totaled $11.7 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

During the three‑month period ended March 31, 2020, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three-month periods ended March 31, 2020 and 2019:

(In thousands, except per share data)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Basic and diluted
Net loss	$(6,472)	$(47,605)
Weighted average common shares outstanding used in computing net loss per share—basic	47,703	47,472
Plus: net effect of dilutive stock options and restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	47,703	47,472
Net loss per share—basic	$(0.14)	$(1.00)
Net loss per share—diluted	$(0.14)	$(1.00)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Denominator
Stock options and restricted common shares	18,857	8,544

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three-month periods ended March 31, 2020 and 2019. Additionally, the impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three-month periods ended March 31, 2020 and 2019.

(6) Income Taxes

On March 27, 2020, the CARES Act was signed into law, which enacted several tax favorable, business-related provisions. The Company reviewed the enacted provisions to determine which provisions should be considered for the three-month period ended March 31, 2020. Under the new law, the CARES Act provides that NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to each of the five taxable years preceding the taxable year of such loss. The Company has considered the impact to the tax provision for the carryback of net operating losses to prior periods of taxable income incurred within the period allowed under the CARES Act. The result of carrying back these losses allowed the Company to realize certain deferred tax assets and a corresponding release of the valuation allowance of approximately $1.8 million.

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance offset by the benefit of net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

For the three-month periods ended March 31, 2020 and 2019, the Company recorded a benefit of $7.0 million and $0.7 million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended March 31, 2020 and 2019 were 52.0% and 1.5%, respectively. The variances in the effective tax rates for the three-month period ended March 31, 2020 as compared to the three-month period ended March 31, 2019 are primarily due to an increase in the valuation allowance offset by the benefit of net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company has ongoing state examinations in Massachusetts, New Jersey and Minnesota which cover multiple years. There have been no proposed adjustments at this stage of the examinations.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s level 2 assets consist of investments in corporate bonds and commercial paper which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at March 31, 2020, except for the fair value of the Company’s convertible senior notes due June 2021, which was approximately $59.7 million and the fair value of the Company’s convertible senior notes due December 2024, which was approximately $187.0 million as of March 31, 2020. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
March 31, 2020
Assets Carried at Fair Value:
Money market funds	$720	$—	$—
Commercial paper	—	20,705	—
Corporate bonds	—	29,772	—
Liabilities Carried at Fair Value:
Derivative liability - conversion option	—	—	32,881
Acquired contingent consideration	—	—	76,400
December 31, 2019
Assets Carried at Fair Value:
Money market funds	$2,219	$—	$—
Commercial paper	—	26,569	—
Corporate bonds	—	37,185	—
Liabilities Carried at Fair Value:
Derivative liability - conversion option	—	—	59,409
Acquired contingent consideration	—	—	80,300

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Acquired contingent consideration:
Balance, beginning of period	$80,300	$168,000
Fair value change to contingent consideration included in the statement of operations	(3,682)	7,400
Royalty payments	(218)	—
Balance, end of period	$76,400	$175,400

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, (ii) probabilities of success, and (iii) discount periods and rate. The milestone payments ranged from $1.0 million to $45.0 million for Inbrija. The estimated revenue forecast for Inbrija is based on peak annual sales of $300 to $500 million. The discount rate used in the valuation was 21.5% for the three-month period ended March 31, 2020. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the three-month periods ended March 31, 2020 and 2019, changes in the fair value of the acquired contingent consideration were primarily due to the re-calculation of cash flows for the passage of time and updates to certain other estimated assumptions.

The acquired contingent consideration is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach, including but not limited to, assumptions involving sales estimates for Inbrija and estimated discount rates, the estimated fair value could be significantly higher or lower than the fair value determined.

Derivative Liability-Conversion Option

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the new convertible senior secured notes due 2024 acquired:

(In thousands)	Three-Month Period Ended March 31, 2020	Year Ended December 31, 2019
Derivative Liability-Conversion Option
Balance, beginning of period	$59,409	$—
Fair value recognized upon issuance of Convertible Senior Notes	—	59,409
Fair value adjustment	(26,528)	—
Balance, end of period	$32,881	$59,409

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 10). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability as of March 31, 2020 was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. The conversion feature is measured at fair value on a quarterly basis and changes in the fair value of the conversion feature will be recorded in the consolidated statement of operations. The fair value of the derivative liability for the three-month period ended March 31, 2020 was determined based on key assumption including the Company’s stock price of $0.93, the historical volatility rate of 113.0%, and the risk-adjusted discount rate of 19.8%.

(8) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale debt securities are carried at fair value with interest on these investments included in interest income and are recorded based on quoted market prices. Available-for-sale investments consisted of the following at March 31, 2020 and December 31, 2019, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2020
Commercial Paper	$20,691	$14	$-	$20,705
Corporate Bonds	29,796	1	(25)	29,772
Total Short-term investments	$50,487	$15	$(25)	$50,477
December 31, 2019
Commercial Paper	$26,550	$19	$—	$26,569
Corporate Bonds	37,177	20	(12)	37,185
Total Short-term investments	$63,727	$39	$(12)	$63,754

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $0.7 million and $2.2 million as of March 31, 2020 and December 31, 2019, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and amounted to approximately $50.5 million and $63.8 million as of March 31, 2020 and December 31, 2019, respectively. The aggregate fair value of short-term investments in an unrealized loss position amounted to approximately $28.8 million and $25.5 million as of March 31, 2020 and December 31, 2019, respectively. Short-term investments at March 31, 2020 primarily consisted of high-grade commercial paper and corporate bonds. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at March 31, 2020 or December 31, 2019. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of March 31, 2020 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. The changes in AOCI associated with the unrealized holding gains on available-for-sale investments during the three-month period ended March 31, 2020, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2019	$27
Other comprehensive income before reclassifications:
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(37)
Balance at March 31, 2020	$(10)

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

 The following table shows the activity within the liability account for March 31, 2020 and December 31, 2019, respectively:

(In thousands)	March 31, 2020	December 31, 2019
Liability related to sale of future royalties - beginning balance	$24,400	$30,716
Deferred transaction costs recognized	133	639
Non-cash royalty revenue payable to HCRP	(3,016)	(10,271)
Non-cash interest expense recognized	656	3,316
Liability related to sale of future royalties - ending balance	$22,173	$24,400

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

The Company assessed all terms and features of the New Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the New Notes, including the conversion, put and call features. Per the terms of the Indenture, the Company’s ability to settle conversions and make interest payments using shares of its common stock is limited until such time as the Company’s stockholders have approved a waiver of a share limit imposed under Nasdaq rules and a necessary increase in the number of authorized shares of common stock. The Company has until July 31, 2020 to obtain the necessary stockholder approvals and, prior to the earlier of July 31, 2020 and the date such approvals are received, the Company is entitled to settle conversions and make interest payments using shares of common stock, and is not required to make cash payments with respect to shares of common stock that are not delivered due to the applicable share limits. In consideration of these provisions, the Company concluded the conversion feature required bifurcation as a derivative. The fair value of the conversion feature derivative was determined based on the difference between the fair value of the New Notes with the conversion option and the fair value of the New Notes without the conversion option using a binomial model. The Company determined that the fair value of the derivative upon issuance of the New Notes was $59.4 million and recorded this amount as a derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Notes on the closing date, or December 24, 2019. The conversion feature is measured at fair value on a quarterly basis and changes in the fair value of the conversion feature for the period will be recognized in the consolidated statements of operations. The Company performed a valuation of the derivative liability for the period ended March 31, 2020 and determined that the fair value of the derivative liability was $32.9 million representing a change of $26.5 million that is recognized in the consolidated statement of operations.

The outstanding New Note balance as of March 31, 2020 and December 31, 2019 consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Liability component:
Principal	$207,000	$207,000
Less: debt discount and debt issuance costs, net	(77,986)	(80,028)
Net carrying amount	$129,014	$126,972
Derivative liability-conversion option	$32,881	$59,409

The Company determined that the expected life of the New Notes was equal to the period through December 1, 2024 as this represents the point at which the New Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded derivative conversion feature at issuance, is being amortized using the effective interest method through December 1, 2024. For the three-month period ended March 31, 2020, the Company recognized $5.7 million of interest expense related to the New Notes at the effective interest rate of 18.1%. The fair value of the Company’s New Notes was approximately $187.0 million as of March 31, 2020.

In connection with the issuance of the Notes, the Company incurred approximately $5.7 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability component and recorded as a reduction in the carrying amount of the debt liability on the balance sheet. The portion allocated to the New Notes is amortized to interest expense over the expected life of the 2024 Notes using the effective interest method.

The following table sets forth total interest expense recognized related to the Notes for the three month period ended March 31, 2020:

(In thousands)	Three-month period ended March 31, 2020
Contractual interest expense	$3,105
Amortization of debt issuance costs	186
Amortization of debt discount	2,437
Total interest expense	$5,728

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

The Company may redeem for cash all or part of the 2021 Notes, at the Company’s option, after June 20, 2017, under certain circumstances as outlined in the indenture.

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

The outstanding note balance as of March 31, 2020 and December 31, 2019 consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Liability component:
Principal	$69,000	$69,000
Less: debt discount and debt issuance costs, net	(2,665)	(3,198)
Net carrying amount	$66,335	$65,802
Equity component	$22,791	$22,791

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

As of March 31, 2020, the remaining contractual life of the 2021 Notes is approximately 1 year. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through March 31, 2020.

The following table sets forth total interest expense recognized related to the 2021 Notes for the three month periods ended March 31, 2020 and 2019:

(In thousands)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Contractual interest expense	$302	$5,957
Amortization of debt issuance costs	49	944
Amortization of debt discount	483	9,258
Total interest expense	$834	$16,159

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $28.0 million and lease liabilities of $35.1 million at January 1, 2019. The difference between the ROU assets and the lease liabilities is primarily due to unamortized initial direct costs, lease incentives and deferred rent related to the Company’s operating leases at March 31, 2020.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our leases have remaining lease terms of 2 years to 7 years, some of which include options to extend the lease term for up to 15 years, and some of which include options to terminate the lease within 2 years.

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

Chelsea, Massachusetts

Through our Civitas subsidiary, we lease a manufacturing facility in Chelsea, Massachusetts which we use to manufacture Inbrija. The approximately 90,000 square foot facility also includes office and laboratory space. Civitas leases this facility from North River Everett Ave, LLC pursuant to a lease with a term that expires on December 31, 2025, and Civitas has two additional extension options of five years each. The base rent under the lease is currently $1.8 million per year, which reflects an annual escalation factor of 2.5% as well as an amendment to the lease to add additional property at the Chelsea, Massachusetts site as further described below.

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

In 2018, the Company initiated a renovation and expansion of a building within the Chelsea manufacturing facility that increased the size of the facility to approximately 95,000 square feet. The project has added a new manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing manufacturing line, and has created additional warehousing space for manufactured product. Pursuant to a 2018 lease amendment that enabled the renovation and expansion, upon completion of the project, annual rent under the lease increased to $1.8 million. Although the project was substantially completed in late 2019, it will take additional time after completion of construction to obtain the approvals needed for use of the new production line for commercial manufacture, such as approvals from the FDA, Massachusetts state environmental permits, and approvals from other regulatory authorities. All costs to renovate and expand the facility are borne by the Company, and therefore will be accounted for as leasehold improvements when the renovation and expansion is approved to be used for production.

Additional Facilities

In October 2016, we entered into a 10-year lease agreement with a term commencing January 1, 2017, for approximately 26,000 square feet of lab and office space in Waltham, MA. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $1.1 million per year.

Our leases have remaining lease terms of 2 years to 7 years, which assumes exercise of the early termination of our Ardsley, NY lease. We do not include any renewal options in our lease terms when calculating our lease liabilities as we are not reasonably certain that we will exercise these options. When calculating the lease liability, we assume exercise of the

Ardsley early termination option. The weighted-average remaining lease term for our operating leases was 4 years at March 31, 2020. The weighted-average discount rate was 7.14% at March 31, 2020.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	March 31, 2020	March 31, 2019
Right-of-use assets	Right of use assets	$22,450	$26,802
Current lease liabilities	Current portion of lease liabilities	7,846	7,458
Non-current lease liabilities	Non-current portion of lease liabilities	21,757	26,455

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Operating lease cost	$1,901	$1,781
Variable lease cost	932	664
Short-term lease cost	353	322
Total lease cost	$3,186	$2,767

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2020 (excluding the three months ended March 31, 2020)	$5,865
2021	7,986
2022	10,024
2023	3,097
2024	3,184
Later years	4,594
Total lease payments	34,751
Less: Imputed interest	(5,148)
Present value of lease liabilities	$29,603

Supplemental cash flow information related to our operating leases are as follows:

(In thousands)	Three-month period ended March 31, 2020	Three-month period ended March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,918	$1,834

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

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is being distributed primarily through a network of specialty pharmacies, which deliver the medication to patients by mail, and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). Our sales representatives, which we are supplementing with contract sales representatives, are targeting approximately 6,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 72% of commercial health insurance plan and approximately 25% of Medicare plan lives. Our Inbrija launch activities have been focused on physician awareness and market access. We are maintaining these efforts while increasing focus on patient awareness, education and training. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

On September 24, 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 28 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. However, this EU marketing authorization remains valid in the UK during a transitional period that will end on December 31, 2020, unless it is extended. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

We have been engaged in litigation with generic drug manufacturers relating to certain Ampyra patents. In 2017, a U.S. District Court issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated other Ampyra patents that were set to expire between 2025 and 2027. In September 2018, a U.S. Court of Appeals upheld this decision, and in October 2019, the U.S. Supreme Court denied our petition for certiorari requesting review of the case. As a result, our patent exclusivity with respect to Ampyra terminated on July 30, 2018, and we have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that have been marketed since the Court of Appeals decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

On October 23, 2019, we announced a corporate restructuring to reduce costs and focus our resources on the commercial launch of Inbrija, which is our key strategic priority for 2020. As part of the restructuring, we reduced headcount by approximately 25% through a reduction in force. The majority of the reduction took place in the fourth quarter of 2019 immediately after the announcement, and the remainder was completed in the first quarter of 2020. We expect to realize estimated annualized cost savings related to headcount reduction of approximately $21.0 million, beginning in the second quarter of 2020. We are continuing our efforts to manage our cost structure, such as by identifying potential operating efficiencies and opportunities to convert fixed costs into variable costs.

Our business and financial condition have been impacted by, and are subject to risks resulting from, the COVID-19 (novel coronavirus) pandemic. The COVID-19 pandemic has already caused significant disruptions in the healthcare industry. The duration of the pandemic is difficult to predict, and it is likely to have ongoing impacts as it continues. The travel restrictions, “shelter in palace” orders, quarantine policies, and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. We believe these factors caused a decrease in new prescriptions for our products late in the first quarter and during the second quarter of 2020, and the ongoing impact of the COVID-19 pandemic on prescriptions is uncertain.

The COVID-related policies, restrictions and concerns may disrupt our operations and those of our customers and suppliers. Also, our operations could be interrupted if we or our customers or suppliers lose the services of key employees or consultants who become ill from COVID-19. These types of disruptions could potentially affect any of our critical business functions, and thus harm our business, including for example our manufacturing, sales and marketing operations as well compliance and certain general and administrative functions. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. As the pandemic continues, it may result in a sustained economic downturn that could affect demand for our products and our ability to access capital on reasonable terms, or at all.

In December 2019, we announced the successful completion of a private exchange of $276 million of our convertible senior notes due in 2021 in exchange for a combination of approximately $207 million aggregate principal amount of newly-issued convertible senior secured notes due 2024 and $55.2 million in cash. The new convertible senior secured notes have a conversion price of approximately $3.50 per share. As a result of the exchange, approximately $69 million of convertible senior notes due in 2021, with a conversion price of $42.56, remain outstanding. We are evaluating alternatives to address the remaining portion of the convertible notes due 2021, and this is a top priority in addition to our focus on the Inbrija launch. Refer to Note 10 to our Consolidated Financial Statements included in this report for more information about the terms and conditions of the 2021 and 2024 convertible notes.

As of March 31, 2020, we had cash, cash equivalents. short-term investments and restricted cash of approximately $126.3 million. Restricted cash includes $42.7 million in escrow related to the 6% semi-annual interest portion of the new convertible senior secured notes due 2024. If we elect to pay interest due in stock, the cash equivalent will be released from escrow.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 72% of commercial health insurance plan and approximately 25% of Medicare plan lives. Net revenue for Inbrija was $4.4 million for the quarter ended March 31, 2020 and $1.3 million for the quarter ended March 31, 2019. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

On September 24, 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 28 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. However, this EU marketing authorization remains valid in the UK during a transitional period that will end on December 31, 2020, unless it is extended. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is distributed in the U.S. primarily through a network of specialty pharmacies, which deliver the medication to patients by mail, and ASD

Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). Our neuro-specialty sales and marketing team, built through our commercialization of Ampyra, includes our own sales representatives as well as established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information to payers and physicians on our marketed products; a National Trade Account Director who works with our network of specialty pharmacies for Inbrija and Ampyra; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives. Our sales representatives, which we are supplementing with contract sales representatives, are targeting approximately 6,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Our Inbrija launch activities were initially focused on physician awareness and market access. We are maintaining these efforts while increasing focus on patient awareness, education and training.

We have established Prescription Support Services for Inbrija, which we sometimes refer to as the Inbrija hub. Prescription Support Services is designed to help patients navigate their insurance coverage and offer reimbursement support services, when appropriate. Services fall into one of these four categories: insurance verification, to research patient insurance benefits and confirm insurance coverage; prior authorization support, to identify prior authorization requirements; appeals support; and assistance identifying which specialty pharmacy a patient will utilize based on their insurance coverage. For patients that may need assistance paying for their medication, Prescription Support Services offers several support options, including: a program that provides no cost medication to patients who meet specific program eligibility requirements; co-pay support, which may help commercially insured (non-government funded) patients lower their out-of-pocket costs; and a bridge program, for federally-insured patients who experience a delay in coverage determination. We have implemented a no-cost sample program, available at physician offices, to enable patients and their physicians to assess the value of Inbrija before the patient incurs out-of-pocket co-pay or co-insurance costs. In addition, we have implemented a free trial program, available through the Inbrija hub, for commercially insured patients who cannot access the free samples because of offices and institutions that have policies that prohibit samples.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Net revenue for Ampyra was $20.1 million for the quarter ended March 31, 2020 and $40.1 million for the quarter ended March 31, 2019.

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

In July 2015, the Bill & Melinda Gates Foundation awarded us a grant to support the development of a formulation and delivery system for a dry powder version of lung surfactant, a treatment for neonatal respiratory distress syndrome, or nRDS. In collaboration with the Massachusetts Institute of Technology, we developed a formulation and delivery device based on our proprietary ARCUS drug delivery technology. nRDS is a condition affecting prematurely born infants in which their lungs are underdeveloped and thus lack a sufficient amount of lung surfactant. It can be fatal, or lead to severe, chronic health issues caused by a lack of oxygen getting to the baby’s brain and other organs. Delivering liquid surfactant to the lungs via intubation is the standard of care. We believe that our formulation and delivery system may present a more practical alternative for use in developing areas of the world, where intubation poses numerous problems. Based on recent achievement of pre-clinical proof of concept, the foundation has expanded the funding to include pre-IND development, including an additional grant of approximately $1.7 million in April 2020 to continue this work. This program is not aimed at developing a commercial product, but our work on this program (funding for which has not been impacted by the restructuring) could potentially generate information that is useful for adapting the ARCUS drug delivery technology to commercial pediatric uses.

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

We were previously developing SYN120 and BTT1023, but have no current plans to further invest in these programs. SYN120 is a potential treatment for Parkinson’s-related dementia, which we acquired with Biotie Therapies. Data from a Phase 2 exploratory study that we completed in 2017 showed that several of the outcome measures trended in favor of drug versus placebo, particularly with respect to neuropsychiatric symptoms. However, neither the primary nor key secondary endpoints achieved statistical significance. We were developing BTT1023 (timolumab) for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease. The University of Birmingham was conducting a Phase 2 proof-of-concept clinical trial of BTT1023 for PSC, but the university informed us in January 2019 that they terminated the trial. We may evaluate potential out-licensing opportunities if they arise pending review of final data from the discontinued trial.

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

We have withdrawn our previously-issued guidance for Inbrija 2020 net revenue because we are uncertain of the potential impact of the COVID-19 pandemic on new Inbrija prescriptions during the remainder of 2020.

The projected range of operating expenses in 2020 specified above was not prepared in accordance with accounting principles generally accepted in the United States (GAAP) because this guidance excludes restructuring costs and share-based compensation charges. Due to the forward looking nature of this information, the amount of compensation charges needed to reconcile this measure to the most directly comparable GAAP financial measure is dependent on future changes in the market price of our common stock and is not available at this time. Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP. However, we believe the presentation of this non-GAAP financial measure, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our ongoing and projected operating performance because it excludes (i) expenses that pertain to a non-routine restructuring, and (ii) non-cash charges that are substantially dependent on changes in the market price of our common stock. We believe this non-GAAP financial measure helps indicate underlying trends in our business, and is important in comparing current results with prior period results and understanding expected operating performance. Also, our management uses this non-GAAP financial measure to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Results of Operations

Three-Month Period Ended March 31, 2020 Compared to March 31, 2019

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $4.4 million and $1.3 million for the three-month periods ended March 31, 2020 and 2019, respectively, an increase of $3.1 million or 238.5%. The net revenue increase is due primarily to a full quarter of sales activity in the three-month period ended March 31, 2020 compared to a partial quarter of sales activity due to the Inbrija launch in the three-month period ended March 31, 2019.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $20.1 million and $40.1 million for the three-month periods ended March 31, 2020 and 2019, respectively, a decrease of $20.0 million, or 49.9%. The net revenue decrease is due to a decrease in net volume of $25.2 million partially offset by net price increase and discount and allowance adjustments of $4.5 million. Discount and allowance adjustments include $1.2 million in additional costs related to a rebate request that pertains to the three-month period ended September 30, 2019 and which was presented to the Company for payment in April, 2020. Net revenue from sales of Ampyra decreased for the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019 due to the entry of generic versions of Ampyra as a result of the invalidation of our Ampyra patents in 2017.

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

Other Product Revenues

We recognized net revenue from the sale of other products of $0.4 million for the three-month period ended March 31, 2020 as compared to $(0.5) million for the three-month period ended March 31, 2019.

Royalty Revenue

We recognized $3.4 million and $2.8 million in royalty revenue for the three-month periods ended March 31, 2020 and 2019, respectively, related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $3.8 million for the three-month period ended March 31, 2020 as compared to $8.8 million for the three-month period ended March 31, 2019. Cost of sales for the three-month period ended March 31, 2020 consisted primarily of $3.3 million in inventory costs related to recognized revenues, $0.3 million in royalty fees based on net product shipments and $0.2 million for costs related to sales of the authorized generic version of Ampyra. Cost of sales for the three-month period ended March 31, 2019 consisted primarily of $8.6million in inventory costs related to recognized revenues and $0.2 million in royalty fees based on net product shipments. Cost of sales for inventory manufactured pre-launch for Inbrija was not recorded for the three-month period ended March 31, 2019, since the inventory manufactured prior to the FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses in the three-month period ended March 31, 2019.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month period ended March 31, 2020 as compared to $2.6 million for the three-month period ended March 31, 2019. The increase is due to Inbrija being amortized for three-months during the three-month period ended March 31, 2020 as compared to one month of amortization for the three-month period ended March 31, 2019.

Research and Development

Research and development expenses for the three-month period ended March 31, 2020 were $7.7 million as compared to $16.0 million for the three-month period ended March 31, 2019, a decrease of approximately $8.3 million, or 51.9%. The decrease was due primarily to reductions in spending of $6.0 million due to the commercialization of Inbrija and decreases in overall salaries and benefits and certain other programs of $2.8 million, partially offset by other restructuring expense of $0.4 million.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2020 were $23.2 million compared to $29.5 million for the three-month period ended March 31, 2019, a decrease of approximately $6.3 million, or 21.4%. The decrease was primarily due to a decrease in overall salaries and benefit costs of $4.5 million and Ampyra marketing related spending of $3.3 million, partially offset by an increase in launch support activities for Inbrija of $1.5 million.

General and administrative expenses for the three-month period ended March 31, 2020 were $17.9 million compared to $23.2 million for the three-month period ended March 31, 2019, a decrease of approximately $5.3 million, or 22.8%. The decrease was primarily due to a decrease in overall salaries and benefit costs of $2.9 million, decreases in finance and legal costs of $1.5 million and a decrease in Civitas launch support costs of $0.9 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $26.5 million due to the change in the fair value of the derivative liability for the three-month period ended March 31, 2020.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Civitas products. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of those future royalties is assessed quarterly. We recorded income pertaining to changes in the fair-value of acquired contingent consideration of $3.7 million for the three-month period ended March 31, 2020 as compared to an expense of $7.4 million for the three-month period ended March 31, 2019. The changes in the fair-value of the acquired contingent consideration were due to the re-calculation of discounted cash flows for the passage of time and updates to certain other estimated assumptions.

Other Expense, Net

Other expense, net was $7.3 million and $4.9 million for the three-month periods ended March 31, 2020 and 2019, respectively.

Benefit from Income Taxes

On March 27, 2020, the CARES Act was signed into law, which enacted several tax favorable, business-related provisions. The Company reviewed the enacted provisions to determine which provisions should be considered for the three-month period ended March 31, 2020. Under the new law, the CARES Act provides that NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to each of the five taxable years preceding the taxable year of such loss. The Company has considered the impact to the tax provision for the carryback of net operating losses to prior periods of taxable income incurred within the period allowed under the CARES Act. The result of carrying back these losses allowed the Company to realize certain deferred tax assets and a corresponding release of the valuation allowance of approximately $1.7 million.

For the three-month periods ended March 31, 2020 and 2019, the Company recorded a benefit from taxes of $7.0 million and $0.7 million, respectively. The effective income tax rates for the Company for the three month periods ended March 31, 2020 and 2019 were 52.0% and 1.5%, respectively.

The variance in the effective tax rates for the three-month period ended March 31, 2020 as compared to the three-month period ended March 31, 2019 are primarily due to an increase in the valuation allowance offset by the benefit of net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company has ongoing state examinations in Massachusetts, New Jersey and Minnesota which cover multiple years. There have been no proposed adjustments at this stage of the examination.

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

At March 31, 2020, we had $82.9 million of cash, cash equivalents and short-term investments, compared to $125.8 million at December 31, 2019. We expect that our existing cash and cash flows from operations will be sufficient to fund our ongoing operations over the next 12 months from the issuance of the financial statements contained in this report. Our March 31, 2020 cash, cash equivalents and short-term investments balance does not include restricted cash, currently held in escrow under the terms of our new convertible senior secured notes due 2024, further described below under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock.

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

The Company assessed all terms and features of the New Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the New Notes, including the conversion, put and call features. Per the terms of the Indenture, the Company’s ability to settle conversions and make interest payments using shares of its common stock is limited until such time as the Company’s stockholders have approved a waiver of a share limit imposed under Nasdaq rules and a necessary increase in the number of authorized shares of common stock. The Company has until July 31, 2020 to obtain the necessary stockholder approvals and, prior to the earlier of July 31, 2020 and the date such approvals are received, the Company is entitled to settle conversions and make interest whole payments using shares of common stock, and is not required to make cash payments with respect to shares of common stock that are not delivered due to the applicable share limits. In consideration of these provisions, the Company concluded the conversion feature required bifurcation as a derivative. The fair value of the conversion feature derivative was determined based on the difference between the fair value of the New Notes with the conversion option and the fair value of the New Notes without the conversion option using a binomial model. The Company determined that the fair value of the derivative upon issuance of the New Notes was $59.4 million and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the Notes on the closing date, or December 24, 2019. The conversion feature is measured at fair value on a quarterly basis and changes in the fair value of the conversion feature for the period will be recognized in the consolidated statements of operations. The Company performed a valuation of the derivative liability for the period ended March 31, 2020 and determined that the fair value of the derivative liability was $32.9 million representing a change of $26.5 million that is recognized in the consolidated statement of operations.

The outstanding New Note balance as of March 31, 2020 consisted of the following:

(In thousands)	March 31, 2020
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(77,986)
Net carrying amount	$129,014
Derivative liability-conversion option	$32,881

Convertible Senior Notes Due 2021

In June 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC (the “Underwriter”) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3 (the “Registration Statement”) and a related preliminary and final prospectus supplement, filed with the SEC (the “Offering”). The principal amount of the 2021 Notes included $45 million aggregate principal amount of an underwriter option, which was exercised in full. The net proceeds from the offering, after deducting the Underwriter’s discount and the offering expenses paid by the Company, were approximately $337.5 million. On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its outstanding 2021 Notes for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “New

Notes”) and cash. The 2021 Notes received by the Company in the exchange have been cancelled in accordance with their terms. As a result, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding.

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

The Company may redeem for cash all or part of the 2021 Notes, at the Company’s option, after June 20, 2017 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within five trading days prior to the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Our outstanding 2021 Note balances as of March 31, 2020 consisted of the following:

(In thousands)	March 31, 2020
Liability component:
Principal	$69,000
Less: debt discount and debt issuance costs, net	(2,665)
Net carrying amount	$66,335
Equity component	$22,791

Non-Convertible Capital Loans

Non-convertible capital loans were granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $24.7 million as of March 31, 2020. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0.6 million as of March 31, 2020. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal will be paid in equal annual installments over a 5 year period, ending January 2021.

Cash, Cash Equivalents and Investments

At March 31, 2020, cash, cash equivalents and short-term investments were approximately $82.9 million, as compared to $125.8 million at December 31, 2019. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Our short term investments consist of high-grade corporate debt securities, commercial paper and U.S. government securities with original maturities of twelve months or less at date of purchase. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operations

Net cash used in operations was $38.8 million for the three-month period ending March 31, 2020. Cash used by operations for the three-month period ended March 31, 2020 was primarily due to net loss of $6.5 million, a change in the derivative liability of $26.5 million, an increase in prepaid expenses and other assets of $16.5 million, a decrease in accounts payable, accrued expenses and other current liabilities of $15.9 million, a change in acquired contingent consideration liability of $3.7 million and non-cash royalty revenue of $3.0 million. This was partially offset by depreciation and amortization of $10.1 million, a decrease in accounts receivable of $7.1 million, a deferred tax provision of $6.8 million, amortization of debt discount and debt issuance costs of $4.1 million, and share based compensation expense of $1.9 million.

Net Cash Used in Investing

Net cash provided by investing activities for the three-month period ended March 31, 2020 was $11.0 million, which was due primarily to proceeds from maturity of investments of $13.3 million, partially offset by purchases of property and equipment of $2.2 million.

Net Cash Used in Financing

Net cash used in financing activities for the three-month period ended March 31, 2020 was $1.6 million, which was primarily due to the repayment of loans payable of $0.6 million and debt issuance costs of $1.0 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 14 of our Annual report on Form 10-K for the year ended December 31, 2019. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the three-month period ended March 31, 2020, commitments related to the purchase of inventory decreased as compared to December 31, 2019. As of March 31, 2020, we have inventory-related purchase commitments totaling approximately $2.4 million.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019. Effective January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), ASU 2018-13, “Fair Value Measurement (Topic 820), ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”, and, ASU 2018-18, “Collaborative Arrangements” (Topic 808). Other than the adoption of the new accounting guidance, our significant accounting policies have not changed materially from December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, convertible notes payable, senior notes, liability related to the sale of future royalties, and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at March 31, 2020, except for the fair value of the Company’s convertible senior notes due 2021, which was approximately $59.7 million as of March 31, 2020, and the Company’s new convertible senior secured notes due 2024, which was approximately $187.0 million as of March 31, 2020.

We have cash equivalents and short-term investments at March 31, 2020, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, high-grade corporate bonds, and commercial paper, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2020. At March 31, 2020, we held $82.9 million in cash, cash equivalents and short-term investments which had an average interest rate of approximately 2.0%. This amount excludes the restricted cash held in escrow related to the 6% semi-annual interest payments due on the new convertible senior secured notes due 2024.

We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity and to meet operating needs. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments. Accordingly, we do not believe there is any material market risk exposure with respect to derivative or other financial instruments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2020, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation or other legal proceedings relating to claims arising out of operations in the normal course of our business. We are not currently a party to any such matters that, in the opinion of our management, are likely to have a material adverse effect on our business, results of operations, or financial condition. The outcome of litigation and other legal proceedings is unpredictable, and regardless of outcome, they can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Reports subsequently filed during the current fiscal year, including this report, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Following is the restated text of certain risk factors to report changes since our publication of risk factors in our 2019 Annual Report on Form 10-K.

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

•

Side Effects: Market acceptance of Inbrija or another product may be impeded by the occurrence of any side effects, adverse reactions, customer complaints or misuse (or any unfavorable publicity relating thereto) stemming from the use of the product or identified in ongoing or future studies. As described below in these risk factors, FDA-approved product labeling for Inbrija includes limitations, warnings and precautions, which may harm its market acceptance. For example, the Inbrija product label identifies cough as one of the most common adverse reactions observed in our clinical trials, and the risk of cough may discourage some patients from taking Inbrija, and the actual occurrence of cough has led some patients to discontinue Inbrija.
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

Following are additional risk factors we are reporting since our publication of risk factors in our 2019 Annual Report on Form 10-K.

We face risks related to health epidemics, such as the current COVID-19 global pandemic, that could adversely affect our operations or financial results.

The spread of COVID-19, the novel coronavirus, including restrictions on travel, “shelter in place” orders, and quarantine policies put into place by businesses and state and local governments to mitigate its transmission, may have a material adverse effect on our business. While the duration of the pandemic and its potential economic impact are difficult to predict, it already has caused significant disruption in the healthcare industry and is likely to have continuing impacts as it continues. The travel restrictions, “shelter in palace” orders, quarantine policies, and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. In addition, the COVID-related policies, restrictions and concerns may disrupt our operations and those of our customers and suppliers. Furthermore, our operations could be interrupted if we or our customers or suppliers lose the services of key employees or consultants who become ill from COVID-19. These types of disruptions could potentially affect any of our critical business functions, and thus harm our business, including for example our manufacturing, sales and marketing operations as well compliance and certain general and administrative functions. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. As the pandemic continues, it may result in a sustained economic downturn that could affect demand for our products and our ability to access capital on reasonable terms, or at all. These factors could have a material adverse effect on our business, operating results and financial condition.

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: May 8, 2020		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: May 8, 2020		David Lawrence Chief, Business Operations and Principal Accounting Officer