Form 10-Q
period 2020-06-30
ACORDA THERAPEUTICS INC
filed 2020-08-10
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $0.001 par value per share	47,979,115 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: we may not be able to successfully market Inbrija or any other products under development; the COVID-19 pandemic, including related quarantines and travel restrictions, and the potential for the illness to affect our employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures and take other actions which are necessary for us to continue as a going concern; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; third party payers (including governmental agencies) may not reimburse for the use of Inbrija or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; competition for Inbrija, Ampyra and other products we may develop and market in the future, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra (dalfampridine) following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija (levodopa inhalation powder) or from our other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,577	$62,085
Restricted cash	13,015	12,836
Short term investments	25,410	63,754
Trade accounts receivable, net of allowances of $538 and $682, as of June 30, 2020 and December 31, 2019, respectively	14,773	22,083
Prepaid expenses	28,396	11,574
Inventory, net	32,940	25,221
Other current assets	2,911	3,560
Total current assets	158,022	201,113
Property and equipment, net of accumulated depreciation	141,685	142,527
Intangible assets, net of accumulated amortization	382,505	402,329
Right of use asset, net of accumulated amortization	21,166	23,450
Restricted cash	24,819	30,270
Other assets	11	29
Total assets	$728,208	$799,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,631	$26,257
Accrued expenses and other current liabilities	37,477	39,077
Current portion of loans payable	67,478	603
Current portion of liability related to sale of future royalties	8,470	10,836
Current portion of lease liabilities	7,896	7,746
Current portion of acquired contingent consideration	2,276	1,866
Total current liabilities	138,228	86,385
Convertible senior notes	131,756	192,774
Derivative liability	23,953	59,409
Non-current portion of acquired contingent consideration	67,724	78,434
Non-current portion of lease liabilities	20,277	22,996
Non-current portion of loans payable	25,532	25,495
Deferred tax liability	17,075	9,581
Non-current portion of liability related to sale of future royalties	11,769	13,565
Other non-current liabilities	989	259
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares at June 30, 2020 and December 31, 2019; no shares issued as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value. Authorized 80,000,000 shares at June 30, 2020 and December 31, 2019; issued 47,734,146 and 47,730,396 shares, including those held in treasury, as of June 30, 2020 and December 31, 2019, respectively	48	48
Treasury stock at cost (29,304 shares at June 30, 2020 and December 31, 2019)	(638)	(638)
Additional paid-in capital	983,420	979,388
Accumulated deficit	(690,702)	(666,809)
Accumulated other comprehensive (loss) income	(1,223)	(1,169)
Total stockholders’ equity	290,905	310,820
Total liabilities and stockholders’ equity	$728,208	$799,718

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2020	Three-month period ended June 30, 2019	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Revenues:
Net product revenues	$30,794	$47,191	$55,465	$88,525
Royalty revenues	2,824	2,862	6,251	5,665
Total net revenues	33,618	50,053	61,716	94,190
Costs and expenses:
Cost of sales	6,658	9,397	10,501	18,196
Research and development	5,255	18,959	12,960	34,987
Selling, general and administrative	38,656	50,195	79,764	102,921
Amortization of intangible assets	7,691	7,691	15,382	10,255
Asset impairment	—	—	4,131	—
Change in fair value of derivative liability	(8,928)	—	(35,456)	—
Changes in fair value of acquired contingent consideration	(6,164)	(12,800)	(9,847)	(5,400)
Total operating expenses	43,168	73,442	77,435	160,959
Operating loss	(9,550)	(23,389)	(15,719)	(66,769)
Other (expense) income, net:
Interest and amortization of debt discount expense	(7,484)	(5,378)	(15,050)	(11,801)
Interest income	178	1,498	490	2,994
Other income (expense)	8	—	(34)	—
Realized loss on foreign currency transactions	(2)	(3)	(7)	(16)
Total other expense, net	(7,300)	(3,883)	(14,601)	(8,823)
Loss before taxes	(16,850)	(27,272)	(30,320)	(75,592)
Benefit from (Provision for) income taxes	(571)	(214)	6,427	501
Net loss	$(17,421)	$(27,486)	$(23,893)	$(75,091)

Net loss per share—basic	$(0.37)	$(0.58)	$(0.50)	$(1.58)
Net loss per share—diluted	$(0.37)	$(0.58)	$(0.50)	$(1.58)
Weighted average common shares outstanding used in computing net loss per share—basic	47,705	47,486	47,704	47,480
Weighted average common shares outstanding used in computing net loss per share—diluted	47,705	47,486	47,704	47,480

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

(In thousands)	Three-month period ended June 30, 2020	Three-month period ended June 30, 2019	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Net loss	$(17,421)	$(27,486)	$(23,893)	$(75,091)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(464)	1,128	(78)	(481)
Unrealized (loss) income on available for sale debt securities	60	114	24	292
Other comprehensive income (loss), net of tax	(404)	1,242	(54)	(189)
Comprehensive loss	$(17,825)	$(26,244)	$(23,947)	$(75,280)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2019	47,730	$48	$(638)	$979,388	$(666,809)	$(1,169)	$310,820
Compensation expense for issuance of stock options to employees	—	—	—	1,976	—	—	1,976
Compensation expense for issuance of restricted stock to employees	4	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	350	350
Net loss	—	—	—	—	(6,472)	—	(6,472)
Balance at March 31, 2020	47,734	$48	$(638)	$981,364	(673,281)	$(819)	$306,674
Compensation expense for issuance of stock options to employees	—	—	—	2,056	—	—	2,056
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—
Adjustments to Treasury Stock	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(404)	(404)
Net loss	—	—	—	—	(17,421)	—	(17,421)
Balance at June 30, 2020	47,734	$48	$(638)	$983,420	$(690,702)	$(1,223)	$290,905

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2018	47,508	$48	$(2,133)	$1,005,105	$(393,843)	$2,806	$611,983
Compensation expense for issuance of stock options to employees	—	—	—	2,745	—	—	2,745
Compensation expense for issuance of restricted stock to employees	49	—	—	922	—	—	922
Exercise of stock options	2	—		24	—	—	24
Purchase of Treasury Stock	4	—	(52)	—	—	—	(52)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(1,431)	(1,431)
Net loss	—	—	—	—	(47,605)	—	(47,605)
Balance at March 31, 2019	47,563	$48	$(2,185)	$1,008,796	$(441,448)	$1,375	$566,586
Compensation expense for issuance of stock options to employees	—	—	—	3,180	—	—	3,180
Compensation expense for issuance of restricted stock to employees	34	—	—	1,354	—	—	1,354
Adjustments to Treasury Stock	(65)	—	1,586	(1,586)	—	—	—
Purchase of Treasury Stock	3	—	(39)	—	—	—	(39)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	1,242	1,242
Net income	—	—	—	—	(27,486)	—	(27,486)
Balance at June 30, 2019	47,535	$48	$(638)	$1,011,744	$(468,934)	$2,617	$544,837

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Cash flows from operating activities:
Net loss	$(23,893)	$(75,091)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	4,032	8,201
Amortization of net premiums and discounts on investments	(47)	(1,001)
Amortization of debt discount and debt issuance costs	8,107	8,497
Depreciation and amortization expense	20,675	14,878
Asset impairment	4,131	—
Change in acquired contingent consideration obligation	(9,847)	(5,400)
Non-cash royalty revenue	(5,501)	(4,985)
Deferred tax (benefit) provision	7,379	(3,551)
Change in derivative liability	(35,456)	—
Changes in assets and liabilities:
Decrease in accounts receivable	7,310	2,420
(Increase) decrease in prepaid expenses and other current assets	(16,174)	17,383
(Increase) decrease in inventory	(7,719)	929
Decrease in other assets	17	—
Decrease in accounts payable, accrued expenses and other current liabilities	(13,009)	(54,583)
(Decrease) increase in other non-current liabilities	446	(84)
Net cash used in operating activities	(59,549)	(92,387)
Cash flows from investing activities:
Purchases of property and equipment	(4,222)	(57,270)
Purchases of intangible assets	—	—
Purchases of investments	—	(107,899)
Proceeds from maturities of investments	38,415	111,942
Net cash provided by (used in) investing activities	34,193	(53,227)
Cash flows from financing activities:
Debt issuance costs	(981)	—
Proceeds from issuance of common stock and option exercises	—	24
Purchase of treasury stock	—	(91)
Repayment of loans payable	(597)	(614)
Net cash used in financing activities	(1,578)	(681)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	152	40
Net decrease in cash, cash equivalents and restricted cash	(26,782)	(146,255)
Cash, cash equivalents and restricted cash at beginning of period	105,192	294,351
Cash, cash equivalents and restricted cash at end of period	$78,410	$148,096
Supplemental disclosure:
Cash paid for interest	$6,067	$3,037
Cash paid for taxes	208	1,025

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2019.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Six-month period ended June 30, 2020		Six-month period ended June 30, 2019
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$62,085	$40,577	$293,564	$147,648
Restricted cash	12,836	13,015	532	192
Restricted cash non-current	30,270	24,819	255	256
Total Cash, cash equivalents and restricted cash per statement of cash flows	$105,191	$78,411	$294,351	$148,096

Amounts included in restricted cash represent those amounts in escrow related to the 6% semi-annual interest portion of the convertible note exchange completed in December 2019 payable within the next 12 months and those amounts required to be set aside to cover the Company’s self-funded employee health insurance costs over the next 12 months. Restricted cash non-current represents those amounts in escrow related to the 6% semi-annual interest portion of the convertible note exchange completed in December 2019 payable subsequent to the next twelve months and cash collateralized standby letters of credit in connection with obligations under facility leases due to the long-term nature of the letters of credit. The 6% semi-annual interest portion of the convertible notes is payable in cash or, if permitted by the terms of the notes, stock.

Inventory

The major classes of inventory were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$2,766	$1,753
Work-in-progress	19	13,509
Finished goods	30,155	9,959
Total	$32,940	$25,221

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer, who is the chief operating decision maker. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Inbrija and Ampyra in the U.S. for the three and six-month periods ended June 30, 2020 and 2019.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and indefinite lived intangible assets not subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, results of clinical trials, stock price, loss of a major customer and significant negative economic trends. Based on the Company’s evaluation for the three-month period ended March 31, 2020, the Company determined that its indefinite lived intangible asset BTT1023 was fully impaired and recorded an asset impairment in its consolidated statement of operations. The Company also determined that its finite lived intangible assets were not impaired for the three and six-month periods ended June 30, 2020.

Liquidity

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, “Presentation of Financials Statements—Going Concern” (“ASC Topic 205-40”), which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgement by management.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements contained in this report are issued.

Based on our cash, cash equivalents and short-term investments at June 30, 2020, our recent net losses, and our obligations that are due within the next 12 months, including $69.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2021 that mature on June 15, 2021, management has concluded that there is substantial doubt regarding our ability to meet our obligations within one year after the date the consolidated financial statements in this report are issued and, therefore, to continue as a going concern.

Our ability to meet our future operating requirements, repay our liabilities, meet our other obligations, and continue as a going concern are dependent upon a number of factors, including our ability to generate cash from product sales, reduce planned expenditures, and obtain additional financing. If we are unable to generate sufficient cash flow from the sale of our products, we may be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing our 6.00% Convertible Senior Secured Notes due 2024, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, our ability to raise additional capital and repay or restructure our indebtedness will depend on the capital markets and our financial condition at such time, among other factors. Furthermore, until such time as we receive stockholder approval to increase the number of authorized shares of common stock, we do not have shares of common stock available to raise capital or restructure debt. In addition, financing may not be available when needed, at all, on terms acceptable to us or in accordance with the restrictions described above.

Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as going concern. These unaudited condensed consolidated financial statements and accompanying notes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On July 13, 2020, we received a U.S. income tax refund from the Internal Revenue Service of approximately $12.4 million plus interest of $0.3 million, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the CARES Act, among other things, net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to the preceding five years to apply against taxable income reported in such years. Pursuant to this provision of the CARES Act, the Company was eligible to carry back 2019 net operating losses to tax years 2017 and 2018, resulting in the refund.

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

(3) Revenue

In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the good or service. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or any contract liabilities as of June 30, 2020 and 2019.

The following table disaggregates our revenue by major source:

(In thousands)	Three-month period ended June 30, 2020	Three-month period ended June 30, 2019	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Revenues:
Net product revenues:
Ampyra	$26,079	$44,183	$46,203	$84,250
Inbrija	4,715	3,008	9,068	4,275
Other	—	—	194	—
Total net product revenues	30,794	47,191	55,465	88,525
Royalty revenues	2,824	2,862	6,251	5,665
Total net revenues	$33,618	$50,053	$61,716	$94,190

(4) Share-based Compensation

During the three‑month periods ended June 30, 2020 and 2019, the Company recognized share-based compensation expense of $2.1 million and $4.5 million, respectively. During the six-month periods ended June 30, 2020 and 2019, the Company recognized share-based compensation expense of $4.0 and $8.2 million, respectively.  Activity in options and restricted stock during the six-month period ended June 30, 2020 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2020 and 2019 were approximately $0.58 and $4.71, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2020 and 2019 were approximately $0.70 and $6.64, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended June 30,		For the six-month period ended June 30,
(In thousands)	2020	2019	2020	2019
Research and development expense	$448	$783	$864	$1,483
Selling, general and administrative expense	1,522	3,544	3,001	6,361
Cost of Sales	86	207	167	357
Total	$2,056	$4,534	$4,032	$8,201

A summary of share-based compensation activity for the six-month period ended June 30, 2020 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2020	10,469	$22.96
Granted	205	1.06
Cancelled	(2,047)	28.89
Exercised	—	—
Balance at June 30, 2020	8,627	$21.03	6.0	$—
Vested and expected to vest at June 30, 2020	8,591	$21.10	6.0	$—
Vested and exercisable at June 30, 2020	6,276	$26.85	4.7	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2020	425
Granted	—
Vested	(4)
Forfeited	(37)
Nonvested at June 30, 2020	384

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of June 30, 2020 totaled $9.4 million and is expected to be recognized over a weighted average period of approximately 1.6 years.

During the three and six‑month periods ended June 30, 2020, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three and six-month periods ended June 30, 2020 and 2019:

(In thousands, except per share data)	Three-month period ended June 30, 2020	Three-month period ended June 30, 2019	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Basic and diluted
Net loss	$(17,421)	$(27,486)	$(23,893)	$(75,091)
Weighted average common shares outstanding used in computing net loss per share—basic	47,705	47,486	47,704	47,480
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	47,705	47,486	47,704	47,480
Net loss per share—basic	$(0.37)	$(0.58)	$(0.50)	$(1.58)
Net loss per share—diluted	$(0.37)	$(0.58)	$(0.50)	$(1.58)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2020	Three-month period ended June 30, 2019	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Denominator
Stock options and restricted common shares	14,272	9,050	16,564	9,050

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three and six-month periods ended June 30, 2020 and 2019. Additionally, the impact of our outstanding convertible notes was determined to be anti-dilutive and as a result the 118,440 million common shares required to fully convert the outstanding convertible notes were excluded from the calculation of net loss per diluted share under the if converted method for the three and six-month periods ended June 30, 2020.

(6) Income Taxes

On March 27, 2020, the CARES Act was signed into law, which enacted several tax favorable, business-related provisions. The Company reviewed the enacted provisions to determine which provisions should be considered for the three-month period ended June 30, 2020. Under the new law, the CARES Act provides that NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to each of the five taxable years preceding the taxable year of such loss. The Company has considered the impact to the tax provision for the carryback of net operating losses to prior periods of taxable income incurred within the period allowed under the CARES Act. The result of carrying back these losses allowed the Company to realize certain deferred tax assets and a corresponding release of the valuation allowance of approximately $1.8 million. The Company has recorded a tax receivable of $12.4 million related to the 2019 net operating loss carryback and $1.4 million for the anticipated 2020 net operating loss carryback claim as of June 30, 2020.

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance, and expense recorded on the equity forfeitures, offset by the benefit of net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

For the three-month periods ended June 30, 2020 and 2019, the Company recorded a $(0.6) million and $(0.2) million provision for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2020 and 2019 were (3.4%) and (0.8%), respectively. The variances in the effective tax rates for the three-month period ended June 30, 2020 as compared to the three-month period ended June 30, 2019 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized and additional forfeitures of equity based awards.

For the six-month periods ended June 30, 2020 and 2019, the Company recorded a benefit of $6.4 million and a benefit of $0.5 million for income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2020 and 2019 were 21.2% and 0.7%, respectively. The variance in effective tax rates for the six-month period ended June 30, 2020 as compared to the six-month period ended June 30, 2019 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, forfeitures of equity based awards and the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company has ongoing state examinations in Massachusetts, New Jersey and Minnesota which cover a range of tax periods, 2015 – 2018. There have been no proposed adjustments at this stage of the examinations.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s level 2 assets consist of investments in corporate bonds and commercial paper which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at June 30, 2020, except for the fair value of the Company’s convertible senior notes due June 2021, which was approximately $56.9 million and the fair value of the Company’s convertible senior notes due December 2024, which was approximately

$104.0 million as of June 30, 2020. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
June 30, 2020
Assets Carried at Fair Value:
Money market funds	$18,126	$—	$—
Commercial paper	—	6,250	—
Corporate bonds	—	19,161	—
Liabilities Carried at Fair Value:
Derivative liability - conversion option	—	—	23,953
Acquired contingent consideration	—	—	70,000
December 31, 2019
Assets Carried at Fair Value:
Money market funds	$2,219	$—	$—
Commercial paper	—	26,569	—
Corporate bonds	—	37,185	—
Liabilities Carried at Fair Value:
Derivative liability - conversion option	—	—	59,409
Acquired contingent consideration	—	—	80,300

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended June 30, 2020	Three-month period ended June 30, 2019	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Acquired contingent consideration:
Balance, beginning of period	$76,400	$175,400	$80,300	$168,000
Fair value change to contingent consideration included in the statement of operations	(6,164)	(12,800)	(9,847)	(5,400)
Royalty payments	(236)	(63)	(453)	(63)
Balance, end of period	$70,000	$162,537	$70,000	$162,537

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, (ii) probabilities of success, and (iii) discount periods and rate. The milestone payments ranged from $1.0 million to $45.0 million for Inbrija. The estimated revenue forecast for Inbrija is based on peak annual sales of $300 to $500 million. The discount rate used in the valuation was 20.5% for the three and six-month periods ended June 30, 2020. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the three and six-month periods ended June 30, 2020 and 2019, changes in the fair value of the acquired contingent consideration were primarily due to updates to certain product revenue and expense forecast assumptions, partially offset by a reduction in the discount rate and a reduction in the forecast periods for the passage of time.

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

Derivative Liability-Conversion Option

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024 acquired:

(In thousands)	June 30, 2020	March 31, 2020	December 31, 2019
Derivative Liability-Conversion Option
Balance, beginning of period	$32,881	$59,409	$—
Fair value recognized upon issuance of Convertible Senior Notes	—	—	59,409
Fair value adjustment	(8,928)	(26,528)	—
Balance, end of period	$23,953	$32,881	$59,409

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 10). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability as of June 30, 2020 was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. The conversion feature is measured at fair value on a quarterly basis and changes in the fair value of the conversion feature will be recorded in the consolidated statement of operations. The fair value of the derivative liability for the six-month period ended June 30, 2020 was determined based on key assumption including the Company’s stock price of $0.73, the historical volatility rate of 99.0%, and the risk-adjusted discount rate of 26.5%.

(8) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale debt securities are carried at fair value with interest on these investments included in interest income and are recorded based on quoted market prices. Available-for-sale investments consisted of the following at June 30, 2020 and December 31, 2019, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2020
Commercial Paper	$6,245	$5	$-	$6,250
Corporate Bonds	19,115	46	-	19,161
Total Short-term investments	$25,360	$51	$-	$25,411
December 31, 2019
Commercial Paper	$26,550	$19	$—	$26,569
Corporate Bonds	37,177	20	(12)	37,185
Total Short-term investments	$63,727	$39	$(12)	$63,754

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $18.1 million and $2.2 million as of June 30, 2020 and December 31, 2019, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and amounted to approximately $25.4 million and $63.8 million as of June 30, 2020 and December 31, 2019, respectively. The aggregate fair value of short-term investments in an unrealized loss position amounted to approximately $0 and $25.5 million as of June 30, 2020 and December 31, 2019, respectively. Short-term investments at June 30, 2020 primarily consisted of high-grade commercial paper and corporate bonds. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at June 30, 2020 or December 31, 2019. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of June 30, 2020 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. The changes in AOCI associated with the unrealized holding gains on available-for-sale investments during the six-month period ended June 30, 2020, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2019	$27
Other comprehensive income before reclassifications:
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	24
Balance at June 30, 2020	$51

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

 The following table shows the activity within the liability account for June 30, 2020 and December 31, 2019, respectively:

(In thousands)	Six-month period ended June 30, 2020	Twelve-month period ended December 31, 2019
Liability related to sale of future royalties - beginning balance	$24,400	$30,716
Deferred transaction costs recognized	227	639
Non-cash royalty revenue payable to HCRP	(5,501)	(10,271)
Non-cash interest expense recognized	1,113	3,316
Liability related to sale of future royalties - ending balance	$20,239	$24,400

(10) Debt

Convertible Senior Secured Notes Due 2024

On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. For each $1,000 principal amount of exchanged 2021 Notes, the Company issued $750 principal amount of the 2024 Notes and made a cash payment of $200 (the “Exchange”). In the aggregate, the Company issued approximately $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders. The Exchange was conducted with a limited number of institutional holders of the 2021 Notes pursuant to Exchange Agreements dated as of December 20, 2019 (each, an “Exchange Agreement”).

The 2024 Notes were issued pursuant to an Indenture, dated as of December 23, 2019, among the Company, its wholly owned subsidiary, Civitas Therapeutics, Inc. (along with any domestic subsidiaries acquired or formed after the date of issuance, the “Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent (the “Indenture”). The 2024 Notes are senior obligations of the Company and the Guarantors, secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions described in the Security Agreement, dated as of December 23, 2019, between the grantors party thereto and Wilmington Trust, National Association, as collateral agent (the “Security Agreement”).

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes will be payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. The Company may elect to pay interest in cash or shares of the Company’s common stock, subject to the satisfaction of certain conditions. If the Company elects to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date.

The 2024 Notes will be convertible at the option of the holder into shares of common stock of the Company at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the 2024 Notes is 285.7142 shares of the Company’s common stock per $1,000 principal amount of 2024 Notes, representing an initial conversion price of approximately $3.50 per share of common stock. The conversion rate is subject to adjustment in certain circumstances as described in the Indenture.

The Company may elect to settle conversions of the 2024 Notes in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. Holders who convert their 2024 Notes prior to June 1, 2023 (other than in connection with a make-whole fundamental change) will also be entitled to an interest make-whole payment equal to the sum of all regularly scheduled stated interest payments, if any, due on such 2024 Notes on each interest payment date occurring after the conversion date for such conversion and on or before June 1, 2023. In addition, the Company will have the right to cause all 2024 Notes then outstanding to be converted automatically if the volume-weighted average price per share of the Company’s common stock equals or exceeds 130% of the conversion price for a specified period of time and certain other conditions are satisfied.

Holders of the 2024 Notes will have the right, at their option, to require the Company to purchase their 2024 Notes if a fundamental change (as defined in the Indenture) occurs, in each case, at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make interest payments using shares of its common stock is subject to certain limitations set forth in the Indenture until the time, if any, that the Company’s stockholders have approved (i) the issuance of more than 19.99% of the Company’s outstanding shares in accordance with Nasdaq listing standards (the “Nasdaq Rule”) and (ii) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares (the “Authorized Share Increase”). The Company’s stockholders approved the issuance of shares under the Nasdaq Rule at its 2020 Annual Meeting of Stockholders held in June 2020. The Company is seeking approval of the Authorized Share Increase at a Special Meeting of Stockholders, which was originally convened on July 31, 2020 and has been adjourned until August 28, 2020, to allow the Company additional time to solicit votes in favor of the increase.

Subject to a number of exceptions and qualifications, the Indenture restricts the ability of the Company and certain of its subsidiaries to, among other things, (i) pay dividends or make other payments or distributions on their capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) make certain investments, (iii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, which includes, among other items, indebtedness incurred to refinance the 2021 Notes, (iv) create liens on their assets, (v) sell their assets, (vi) enter into certain transactions with affiliates or (vii) merge, consolidate or sell of all or substantially all of their assets. The Indenture also requires the Company to make an offer to repurchase the 2024 Notes upon the occurrence of certain asset sales.

The Indenture provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest for 30 days, (ii) failure to pay the 2024 Notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to convert the 2024 Notes in accordance with the Indenture and the failure continues for five business days, (iv) not issuing certain notices required by the Indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the Indenture for 60 days following the receipt of a notice of non-compliance, (vi) a default or other failure by the Company to make required payments under other indebtedness of the Company or certain subsidiaries having an outstanding principal amount of $30.0 million or more, (vii) failure by the Company or certain subsidiaries to pay final judgments aggregating in excess of $30.0 million, (viii) certain events of bankruptcy or insolvency and (ix) the commercial launch in the United States of a product determined by the U.S. FDA to be bioequivalent to Inbrija. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 2024 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2024 Notes may declare all the notes to be due and payable immediately.

The 2021 Notes received by the Company in the Exchange have been cancelled in accordance with their terms. Accordingly, upon completion of the Exchange, $69.0 million of the 2021 Notes remained outstanding.

The Company determined that the exchange of the 2021 Notes for 2024 Notes qualified for a debt extinguishment and recognized a gain on extinguishment of $55.1 million for the year ended December 31, 2019, representing the difference between the fair value of the liability component immediately before the exchange and the carrying value of the debt. The Company recorded an adjustment of $38.4 million to additional paid-in capital to adjust the equity component of 2021 Notes in connection with the extinguishment.

The Company assessed all terms and features of the 2024 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2024 Notes, including the conversion, put and call features. Per the terms of the Indenture, the Company’s ability to settle conversions and make interest payments using shares of its common stock is limited until such time as the Company’s stockholders have approved a waiver of a share limit imposed under Nasdaq rules and a necessary increase in the number of authorized shares of common stock. The Company has until July 31, 2020 to obtain the necessary stockholder approvals and, prior to the earlier of July 31, 2020 and the date such approvals are received, the Company is entitled to settle conversions and make interest payments using shares of common stock, and is not required to make cash payments with respect to shares of common stock that are not delivered due to the applicable share limits. In consideration of these provisions, the Company concluded the conversion feature required bifurcation as a derivative. The fair value of the conversion feature derivative was determined based on the difference between the fair value of the 2024 Notes with the conversion option and the fair value of the 2024 Notes without the conversion option using a binomial model. The Company determined that the fair value of the derivative upon issuance of the 2024 Notes was $59.4 million and recorded this amount as a derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Notes on the closing date, or December 24, 2019. The conversion feature is measured at fair value on a quarterly basis and changes in the fair value of the conversion feature for the period will be recognized in the consolidated statements of operations. The Company performed a valuation of the derivative liability for the period ended June 30, 2020 and determined that the fair value of the derivative liability was $24.0 million representing a change of $35.5 million that is recognized in the consolidated statement of operations.

The outstanding New Note balance as of June 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(75,244)	(80,028)
Net carrying amount	$131,756	$126,972
Derivative liability-conversion option	$23,953	$59,409

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded derivative conversion feature at issuance, is being amortized using the effective interest method through December 1, 2024. For the three and six-month periods ended June 30, 2020, the Company recognized $5.8 million and $11.6 million, respectively, of interest expense related to the 2024 Notes at the effective interest rate of 18.1%. The fair value of the Company’s 2024 Notes was approximately $104.0 million as of June 30, 2020.

In connection with the issuance of the Notes, the Company incurred approximately $5.7 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability component and recorded as a reduction in the carrying amount of the debt liability on the balance sheet. The portion allocated to the 2024 Notes is amortized to interest expense over the expected life of the 2024 Notes using the effective interest method.

The following table sets forth total interest expense recognized related to the Notes for the three and six-month periods ended June 30, 2020:

(In thousands)	Three-month period ended June 30, 2020	Six-month period ended June 30, 2020
Contractual interest expense	$3,105	$6,210
Amortization of debt issuance costs	195	381
Amortization of debt discount	2,547	4,984
Total interest expense	$5,847	$11,575

Convertible Senior Notes Due 2021

On June 17, 2014, the Company issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the 2021 Notes) in an underwritten public offering. The net proceeds from the offering were $337.5 million after deducting the Underwriter’s discount and offering expenses paid by the Company. On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its outstanding 2021 Notes for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. The 2021 Notes received by the Company in the exchange have been cancelled in accordance with their terms. Accordingly, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding.

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

The outstanding note balance as of June 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Liability component:
Principal	69,000	$69,000
Less: debt discount and debt issuance costs, net	(2,126)	(3,198)
Net carrying amount	$66,874	$65,802
Equity component	$22,791	$22,791

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

As of June 30, 2020, the remaining contractual life of the 2021 Notes is approximately 1 year. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through June 30, 2020. The fair value of the Company’s 2021 Notes was approximately $56.9 million as of June 30, 2020.

The following table sets forth total interest expense recognized related to the 2021 Notes for the three and six-month periods ended June 30, 2020 and 2019:

(In thousands)	Three-month period ended June 30, 2020	Three-month period ended June 30, 2019	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Contractual interest expense	$302	$1,509	$604	$3,019
Amortization of debt issuance costs	50	238	99	473
Amortization of debt discount	489	2,332	972	4,637
Total interest expense	$841	$4,079	$1,675	$8,129

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

Our leases have remaining lease terms of 2 years to 7 years, which assumes exercise of the early termination of our Ardsley, NY lease. We do not include any renewal options in our lease terms when calculating our lease liabilities as we are not reasonably certain that we will exercise these options. When calculating the lease liability, we assume exercise of the Ardsley early termination option. The weighted-average remaining lease term for our operating leases was 4.1 years at June 30, 2020. The weighted-average discount rate was 7.14% at June 30, 2020.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	June 30, 2020	June 30, 2019
Right-of-use assets	Right of use assets	$21,166	$25,876
Current lease liabilities	Current portion of lease liabilities	7,896	7,644
Non-current lease liabilities	Non-current portion of lease liabilities	20,277	25,766

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended June 30, 2020	Three-month period ended June 30, 2019	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Operating lease cost	$1,895	$1,736	$3,796	$3,517
Variable lease cost	704	1,761	1,636	2,425
Short-term lease cost	451	333	804	654
Total lease cost	$3,050	$3,830	$6,236	$6,596

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2020 (excluding the six months ended June 30, 2020)	$3,927
2021	7,986
2022	10,024
2023	3,097
2024	3,184
Later years	4,594
Total lease payments	32,812
Less: Imputed interest	(4,639)
Present value of lease liabilities	$28,173

Supplemental cash flow information related to our operating leases are as follows:

(In thousands)	Six-month period ended June 30, 2020	Six-month period ended June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,869	$3,708
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$-	$770

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

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is being distributed primarily through a network of specialty pharmacies, which deliver the medication to patients by mail, and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). Our sales representatives, which we are supplementing with contract sales representatives, are targeting approximately 6,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 80% of commercial health insurance plan and approximately 25% of Medicare plan lives. Our Inbrija launch activities have been focused on physician awareness and market access. We are maintaining these efforts while increasing focus on patient awareness, education and training. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

On September 24, 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. However, this EU marketing authorization remains valid in the UK during a transitional period that will end on December 31, 2020. After that date, EU law will cease to apply in and to the UK. The EU and the UK are currently negotiating a trade agreement, which would govern their future relationship after the end of the transitional period. It is currently unclear whether the parties can reach an agreement before December 31, 2020 and whether that agreement would also cover the regulation of medicinal products. Separately, the UK has indicated that it intends to convert all valid EU marketing authorizations automatically into national marketing authorizations, unless the marketing authorization holder objects. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

We were previously engaged in litigation with generic drug manufacturers relating to certain Ampyra patents. In 2017, a U.S. District Court issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated other Ampyra patents that were set to expire between 2025 and 2027. In September 2018, a U.S. Court of Appeals upheld this decision, and in October 2019, the U.S. Supreme Court denied our petition for certiorari requesting review of the case. As a result, our patent exclusivity with respect to Ampyra terminated on July 30, 2018, and we have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that have been marketed since the Court of Appeals decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

On October 23, 2019, we announced a corporate restructuring to reduce costs and focus our resources on the commercial launch of Inbrija, which is our key strategic priority for 2020. As part of the restructuring, we reduced headcount by approximately 25% through a reduction in force. The majority of the reduction took place in the fourth quarter of 2019 immediately after the announcement, and the remainder was completed in the first quarter of 2020. We expect to realize estimated annualized cost savings related to headcount reduction of approximately $21.0 million, beginning in the second quarter of 2020. We are continuing our efforts to manage our cost structure, such as by identifying potential operating efficiencies and opportunities to convert fixed costs into variable costs. One of our key initiatives is to monetize the excess capacity of our Chelsea manufacturing facility, which we believe could offset expenses and reduce our cost of goods for Inbrija.

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

In December 2019, we announced the successful completion of a private exchange of $276 million of our convertible senior notes due in 2021 in exchange for a combination of approximately $207 million aggregate principal amount of newly-issued convertible senior secured notes due 2024 and $55.2 million in cash. The convertible senior secured notes have a conversion price of approximately $3.50 per share. As a result of the exchange, approximately $69 million of convertible senior notes due in 2021, with a conversion price of $42.56, remain outstanding. Addressing the remaining portion of the convertible notes due 2021 is a top priority in addition to our focus on the Inbrija launch. More information about the terms and conditions of the 2021 and 2024 convertible notes is set forth in Note 10 to our Consolidated Financial Statements in included in this report as well as in Financing Arrangements below.

On July 13, 2020, we received a U.S. income tax refund from the Internal Revenue Service of approximately $12.4 million plus interest of $0.3 million, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the CARES Act, among other things, net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to the preceding five years to apply against taxable income reported in such years. Pursuant to this provision of the CARES Act, the Company was eligible to carry back 2019 net operating losses to tax years 2017 and 2018, resulting in the refund.

As of June 30, 2020, we had cash, cash equivalents. short-term investments and restricted cash of approximately $103.8 million. Restricted cash includes $37.3 million in escrow related to the 6% semi-annual interest portion of the convertible senior secured notes due 2024. As further described below under Financing Arrangements, if we are permitted under the notes indenture and we elect to pay interest due in stock, the cash equivalent will be released from escrow.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 80% of commercial health insurance plan and approximately 25% of Medicare plan lives. Net revenue for Inbrija was $4.7 million for the quarter ended June 30, 2020 and $3.0 million for the quarter ended June 30, 2019. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

On September 24, 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. However, this EU marketing authorization remains valid in the UK during a transitional period that will end on December 31, 2020. After that date, EU law will cease to apply in and to the UK. The EU and the UK are currently negotiating a trade agreement, which would govern their future relationship after the end of the transitional period. It is currently unclear whether the parties can reach an agreement before December 31, 2020 and whether that agreement would also cover the regulation of medicinal products. Separately, the UK has indicated that it intends to convert all valid EU marketing authorizations automatically into national marketing authorizations, unless the marketing authorization holder objects We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Net revenue for Ampyra was $26.1 million for the quarter ended June 30, 2020 and $44.2 million for the quarter ended June 30, 2019.

We were previously engaged in litigation with certain generic drug manufacturers relating to our five initial Orange Book-listed Ampyra patents. In 2017, the United States District Court for the District of Delaware (the “District Court”) issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, our patent exclusivity with respect to Ampyra terminated on July 30, 2018. We appealed the District Court decision to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”), which issued a ruling in September 2018 upholding the District Court’s decision (the “Appellate Decision”). In January 2019, the Federal Circuit denied our petition for rehearing en banc. In October 2019, the U.S. Supreme Court denied our petition for certiorari requesting review of the case. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that are being marketed following the Appellate Decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

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

Ampyra Patent Update

Six issued Ampyra patents have been listed in the Orange Book. The five initial Orange Book-listed patents have been the subject of litigation with certain generic drug manufacturers, as described above. In connection with the litigation, our Orange Book-listed patent that expired on July 30, 2018, was upheld, but four other Ampyra patents set to expire between 2025 and 2027 were invalidated. At our request, these four patents have been delisted from the Orange Book. The sixth Orange Book-listed patent (U.S. Patent No. 9,918,973), set to expire in 2024, was more recently issued and was not involved in the litigation. At our request, this patent has also been delisted from the Orange Book. We note that this patent did not entitle us to any additional statutory stay of approval under the Hatch-Waxman Act against the generic drug manufacturers that were involved in the patent litigation described in this report.

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

In July 2015, the Bill & Melinda Gates Foundation awarded us a grant to support the development of a formulation and delivery system for a dry powder version of lung surfactant, a treatment for neonatal respiratory distress syndrome, or nRDS. In collaboration with the Massachusetts Institute of Technology, we developed a formulation and delivery device based on our proprietary ARCUS drug delivery technology. nRDS is a condition affecting prematurely born infants in which their lungs are underdeveloped and thus lack a sufficient amount of lung surfactant. It can be fatal, or lead to severe, chronic health issues caused by a lack of oxygen getting to the baby’s brain and other organs. Delivering liquid surfactant to the lungs via intubation is the standard of care. We believe that our formulation and delivery system may present a more practical alternative for use in developing areas of the world, where intubation poses numerous problems. Based on recent achievement of pre-clinical proof of concept, the foundation has expanded the funding to include pre-IND development, including an additional grant of approximately $2.08 million in 2020 to continue this work. This program is not aimed at developing a commercial product, but our work on this program (funding for which has not been impacted by the restructuring) could potentially generate information that is useful for adapting the ARCUS drug delivery technology to commercial pediatric uses.

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

Results of Operations

Three-Month Period Ended June 30, 2020 Compared to June 30, 2019

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $4.7 million and $3.0 million for the three-month periods ended June 30, 2020 and 2019, respectively, an increase of $1.7 million or 56.7%. The net revenue increase is due primarily to an increase in sales activity in the three-month period ended June 30, 2020 of $3.8 million compared to the three-month period ended June 30, 2019, partially offset by discount and allowance adjustments of $2.1 million. Discount and allowance adjustments include the recognition of a true-up adjustment to the Medicare rebate accrual of $(0.6) million that relates to the three-month period ended March 31, 2020.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $26.1 million and $44.2 million for the three-month periods ended June 30, 2020 and 2019, respectively, a decrease of $18.1 million, or 41.0%. The net revenue decrease is due primarily to a decrease in net volume of $22.91 million, partially offset by net price increase and discount and allowance adjustments of $4.8 million. Net revenue from sales of Ampyra decreased for the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019 due to the entry of generic versions of Ampyra as a result of the invalidation of certain of our Ampyra patents in 2017.

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

Royalty Revenue

We recognized $2.8 million and $2.9 million in royalty revenue for the three-month periods ended June 30, 2020 and 2019, respectively, related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $6.7 million for the three-month period ended June 30, 2020 as compared to $9.4 million for the three-month period ended June 30, 2019. Cost of sales for the three-month period ended June 30, 2020 consisted primarily of $6.4 million in inventory costs related to recognized revenues and $0.2 million in royalty fees based on net product shipments. Cost of sales for the three-month period ended June 30, 2019 consisted primarily of $9.1 million in inventory costs related to recognized revenues and $0.2 million in royalty fees based on net product shipments. Cost of sales for inventory manufactured pre-launch for Inbrija was not recorded for the three-month period ended June 30, 2019, since the inventory manufactured prior to the FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses in 2018.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended June 30, 2020 and 2019.

Research and Development

Research and development expenses for the three-month period ended June 30, 2020 were $5.3 million as compared to $19.0 million for the three-month period ended June 30, 2019, a decrease of approximately $13.7 million, or 72.1%. The decrease was due primarily to reductions in Civitas spending of $11.0 million due to the commercialization of Inbrija in the first quarter of 2019, decreased spending on supply chain expansion, reductions in Ardsley spending of $3.0 million due to a continuing shift away from development activities related to earlier stage programs due to the Company’s focus on the Inbrija launch, partially offset by a reduction of $0.3 million in third party credits received related to program cancellations for Biotie that were recognized in the prior year.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2020 were $20.2 million compared to $28.8 million for the three-month period ended June 30, 2019, a decrease of approximately $8.6 million, or 29.9%. The decrease was primarily due to a decrease in Inbrija spending of $3.6 million, a decrease in overall salaries and benefit costs of $2.9 million, and a decrease in Ampyra marketing related spending of $2.1 million.

General and administrative expenses for the three-month period ended June 30, 2020 were $18.5 million compared to $21.4 million for the three-month period ended June 30, 2019, a decrease of approximately $2.9 million, or 13.6%. The decrease was primarily due to a decrease in overall salaries and benefit costs of $3.0 million and a decrease in Inbrija launch spending of $0.8 million, partially offset by an increase in legal spending of $1.1 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $8.9 million due to the change in the fair value of the derivative liability for the three-month period ended June 30, 2020.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of those future royalties is assessed quarterly. We recorded income pertaining to changes in the fair-value of acquired contingent consideration of $6.2 million for the three-month period ended June 30, 2020 as compared to $12.8 million for the three-month period ended June 30, 2019. The changes in the fair-value of the acquired contingent consideration were primarily due to updates to certain product revenue and expense forecast assumptions, partially offset by a reduction in the discount rate and a reduction in the forecast periods for the passage of time.

Other Expense, Net

Other expense, net was $7.3 million and $3.9 million for the three-month periods ended June 30, 2020 and 2019, respectively.

Provision for Income Taxes

On March 27, 2020, the CARES Act was signed into law, which enacted several tax favorable, business-related provisions. The Company reviewed the enacted provisions to determine which provisions should be considered for the three-month period ended June 30, 2020. Under the new law, the CARES Act provides that NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to each of the five taxable years preceding the taxable year of such loss. The Company has considered the impact to the tax provision for the carryback of net operating losses to prior periods of taxable income incurred within the period allowed under the CARES Act. The result of carrying back these losses allowed the Company to realize certain deferred tax assets and a corresponding release of the valuation allowance of approximately $1.7 million. The Company has recorded a tax receivable of $12.4 million related to the 2019 net operating loss carryback and $1.4 million for anticipated 2020 net operating loss carryback claim as of June 30, 2020.

For the three-month periods ended June 30, 2020 and 2019, the Company recorded a ($0.6) million and ($0.2) million provision for income taxes, respectively. The effective income tax rates for the Company for the three-months ended June 30, 2020 and 2019 were (3.4%) and (0.8%), respectively.

The variance in the effective tax rates for the three-month period ended June 30, 2020 as compared to the three-month period ended June 30, 2019 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized and additional forfeitures of equity based awards.

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

The Company has ongoing state examinations in Massachusetts, New Jersey and Minnesota which cover a range of tax periods, 2015 - 2018. There have been no proposed adjustments at this stage of the examinations.

Six-Month Period Ended June 30, 2020 Compared to June 30, 2019

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $9.1 million and $4.3 million for the six-month periods ended June 30, 2020 and June 30, 2019, respectively, an increase of $4.8 million, or 111.6%. The net revenue increase was due primarily to increased sales activity of $8.3 million, partially offset by discount and allowance adjustments of $3.5 million.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $46.2 million and $84.3 million for the six-month periods ended June 30, 2020 and 2019, respectively, a decrease of $38.1 million, or 45.2%. The net revenue decrease is due primarily to decreased net volume of $47.4 million partially offset by discount and allowance adjustments of $9.3 million.  Net revenue from sales of Ampyra decreased for the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019 due to the entry of generic versions of Ampyra as a result of the invalidation of certain of our Ampyra patents in 2017.

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

Other Product Revenues

We recognized net revenue from the sale of other products of $0.2 million for the six-month period ended June 30, 2020 as compared to $0.0 million for the six-month period ended June 30, 2019.

Royalty Revenue

We recognized $6.3 million and $5.7 million in royalty revenue for the six-month periods ended June 30, 2020 and 2019, respectively related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $10.5 million for the six-month period ended June 30, 2020 as compared to $18.2 million for the six-month period ended June 30, 2019. Cost of sales for the six-month period ended June 30, 2020 consisted primarily of $9.8 million in inventory costs related to recognized revenues and $0.5 million in royalty fees based on net product shipments. Cost of sales for the six-month period ended June 30, 2019 consisted primarily of $17.6 million in inventory costs related to recognized revenues and $0.5 million in royalty fees based on net product shipments. Cost of sales for inventory manufactured pre-launch for Inbrija was not recorded for the six-month period ended June 30, 2019, since the inventory manufactured prior to the FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses in 2018.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $15.4 million for the six-month period ended June 30, 2020 as compared to $10.3 million related to Ampyra for the six-month period ended June 30, 2019.

Research and Development

Research and development expenses for the six-month period ended June 30, 2020 were $13.0 million as compared to $35.0 million for the six-month period ended June 30, 2019, a decrease of approximately $22.0 million, or 62.9%. The decrease was due primarily to reductions in Civitas spending of $16.6 million due to the commercialization of Inbrija in the first quarter of 2019, decreased spending on supply chain expansion, reductions in Ardsley spending of $5.8 million due to a continuing shift away from development activities related to earlier stage programs due to the Company’s focus on the Inbrija launch, partially offset by a reduction of $0.4 million in third party credits received related to program cancellations for Biotie that were recognized in the prior year.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2020 were $43.3 million compared to $58.8 million for the six-month period ended June 30, 2019, a decrease of approximately $15.5 million, or 26.4%. The decrease was attributable primarily to a decrease in overall salaries and benefits of $7.5 million, a decrease in spending related to marketing for Ampyra of $5.5 million, and a decrease in Inbrija spending of $2.6 million.

General and administrative expenses for the six-month period ended June 30, 2020 were $36.5 million compared to $44.1 million for the six-month period ended June 30, 2019, a decrease of approximately $7.6 million, or 17.2%. The decrease was primarily due to a reduction in salaries and benefits related costs of $5.8 million, decreased spending related to launch activities of $1.2 million, and a decrease in other departmental spending of $0.6 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $35.5 million due to the change in the fair value of the derivative liability for the six-month period ended June 30, 2020.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded an income pertaining to changes in the fair-value of acquired contingent consideration of $9.8 million for the six-month period ended June 30, 2020 as compared to $5.4 million for the six-month period ended June 30, 2019. The changes in the fair-value of the acquired contingent consideration were primarily due to updates to certain product revenue and expense forecast assumptions, partially offset by a reduction in the discount rate and a reduction in the forecast periods for the passage of time.

Other Expense, Net

Other expense, net was $14.6 million for the six-month period ended June 30, 2020 as compared to $8.8 million for the six-month period ended June 30, 2019. The change was due primarily to an increase in amortization of debt discount expense of $3.2 million and a reduction in interest income of $2.5 million.

Benefit from Income Taxes

For the six-month periods ended June 30, 2020 and 2019, the Company recorded a benefit of $6.4 million and a benefit of $0.5 million for income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2020 and 2019 were 21.2% and 0.7%, respectively. The variance in the effective tax rates for the six-month period ended June 30, 2020 as compared to the six-month period ended June 30, 2019 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, forfeitures of equity based awards and the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company has ongoing state examinations in Massachusetts, New Jersey and Minnesota which cover a range of tax periods, 2015 - 2018. There have been no proposed adjustments at this stage of the examination.

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

At June 30, 2020, we had $66.0 million of cash, cash equivalents and short-term investments, compared to $125.8 million at December 31, 2019. Our June 30, 2020 cash, cash equivalents and short-term investments balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock. In addition, we have incurred net losses of $23.9 million and $273.0 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

Our future capital requirements will depend on a number of factors, including:

•	the amount of revenue generated from sales of Inbrija and Ampyra;
•	our ability to manage operating expenses;
•

the amount and timing of purchase price, milestone or other payments that we may owe or have a right to receive under collaboration, license, asset sale, acquisition, or other agreements or transactions; and the extent to which the terms and conditions of our convertible senior secured notes due 2024 restrict or direct our use of proceeds from such transactions;

•	our ability to make required payments relating to our 2024 Notes, as defined below under Financing Arrangements, using shares of our common stock rather than cash;
•

whether and the extent to which we can refinance our remaining 2021 Notes, as defined below under Financing Arrangements, with later-maturing debt, the terms and conditions of any new debt that we issue, and the extent to which we make any cash payments in connection with such a transaction;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; and
•	capital required or used for future acquisitions or to in-license new products and compounds including the development costs relating to those products or compounds.

Based on our cash, cash equivalents and short-term investments at June 30, 2020, our recent net losses, and our obligations that are due within the next 12 months, including $69.0 million aggregate principal amount of our 2021 Notes that mature on June 15, 2021, our management has concluded that there is substantial doubt regarding our ability to meet our obligations within one year after the date the consolidated financial statements in this report are issued and, therefore, to continue as a going concern.

Our ability to meet our future operating requirements, repay our liabilities, meet our other obligations, and continue as a going concern are dependent upon a number of factors, including our ability to generate cash from product sales, reduce planned expenditures, and obtain additional financing. If we are unable to generate sufficient cash flow from the sale of our products, we may be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing our 2024 Notes, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, our ability to raise additional capital and repay or restructure our indebtedness will depend on the capital markets and our financial condition at such time, among other factors. Furthermore, until such time as we receive stockholder approval to increase the number of authorized shares of common stock, we do not have shares of common stock available to raise capital or restructure debt. In addition, financing may not be available when needed, at all, on terms acceptable to us or in accordance with the restrictions described above.

Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as going concern. These unaudited condensed consolidated financial statements and accompanying notes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Financing Arrangements

Convertible Senior Secured Notes Due 2024

On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. For each $1,000 principal amount of exchanged 2021 Notes, the Company issued $750 principal amount of the 2024 Notes and made a cash payment of $200 (the “Exchange”). In the aggregate, the Company issued approximately $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders. The Exchange was conducted with a limited number of institutional holders of the 2021 Notes pursuant to Exchange Agreements dated as of December 20, 2019 (each, an “Exchange Agreement”).

The 2024 Notes were issued pursuant to an Indenture, dated as of December 23, 2019, among the Company, its wholly owned subsidiary, Civitas Therapeutics, Inc. (along with any domestic subsidiaries acquired or formed after the date of issuance, the “Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent (the “Indenture”). The 2024 Notes are senior obligations of the Company and the Guarantors, secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions described in the Security Agreement, dated as of December 23, 2019, between the grantors party thereto and Wilmington Trust, National Association, as collateral agent (the “Security Agreement”).

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes will be payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. The Company may elect to pay interest in cash or shares of the Company’s common stock, subject to the satisfaction of certain conditions. If the Company elects to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date.

The 2024 Notes will be convertible at the option of the holder into shares of common stock of the Company at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the 2024 Notes is 285.7142 shares of the Company’s common stock per $1,000 principal amount of 2024 Notes, representing an initial conversion price of approximately $3.50 per share of common stock. The conversion rate is subject to adjustment in certain circumstances as described in the Indenture.

The Company may elect to settle conversions of the 2024 Notes in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. Holders who convert their 2024 Notes prior to June 1, 2023 (other than in connection with a make-whole fundamental change) will also be entitled to an interest make-whole payment equal to the sum of all regularly scheduled stated interest payments, if any, due on such 2024 Notes on each interest payment date occurring after the conversion date for such conversion and on or before June 1, 2023. In addition, the Company will have the right to cause all 2024 Notes then outstanding to be converted automatically if the volume-weighted average price per share of the Company’s common stock equals or exceeds 130% of the conversion price for a specified period of time and certain other conditions are satisfied.

Holders of the 2024 Notes will have the right, at their option, to require the Company to purchase their 2024 Notes if a fundamental change (as defined in the Indenture) occurs, in each case, at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make interest payments using shares of its common stock is subject to certain limitations set forth in the Indenture until the time, if any, that the Company’s stockholders have approved (i) the issuance of more than 19.99% of the Company’s outstanding shares in accordance with Nasdaq listing standards (the “Nasdaq Rule”) and (ii) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares (the “Authorized Share Increase”). The Company’s stockholders approved the issuance of shares under the Nasdaq Rule its 2020 Annual Meeting of Stockholders held in June 2020. The Company is seeking approval of the Authorized Share Increase at a Special Meeting of Stockholders, which was originally convened on July 31, 2020 and has been adjourned until August 28, 2020, to allow the Company additional time to solicit votes in favor of the increase.

Subject to a number of exceptions and qualifications, the Indenture restricts the ability of the Company and certain of its subsidiaries to, among other things, (i) pay dividends or make other payments or distributions on their capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) make certain investments, (iii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, which includes, among other items, indebtedness incurred to refinance the 2021 Notes, (iv) create liens on their assets, (v) sell their assets, (vi) enter into certain transactions with affiliates or (vii) merge, consolidate or sell of all or substantially all of their assets. The Indenture also requires the Company to make an offer to repurchase the 2024 Notes upon the occurrence of certain asset sales.

The Indenture provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest for 30 days, (ii) failure to pay the 2024 Notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to convert the 2024 Notes in accordance with the Indenture and the failure continues for five business days, (iv) not issuing certain notices required by the Indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the Indenture for 60 days following the receipt of a notice of non-compliance, (vi) a default or other failure by the Company to make required payments under other indebtedness of the Company or certain subsidiaries having an outstanding principal amount of $30.0 million or more, (vii) failure by the Company or certain subsidiaries to pay final judgments aggregating in excess of $30.0 million, (viii) certain events of bankruptcy or insolvency and (ix) the commercial launch in the United States of a product determined by the U.S. FDA to be bioequivalent to Inbrija. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 2024 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2024 Notes may declare all the notes to be due and payable immediately.

The 2021 Notes received by the Company in the Exchange have been cancelled in accordance with their terms. Accordingly, upon completion of the Exchange, $69.0 million of the 2021 Notes remained outstanding.

The Company assessed all terms and features of the 2024 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2024 Notes, including the conversion, put and call features. Per the terms of the Indenture, the Company’s ability to settle conversions and make interest payments using shares of its common stock is limited until such time as the Company’s stockholders have approved a waiver of a share limit imposed under Nasdaq rules and a necessary increase in the number of authorized shares of common stock. The Company has until July 31, 2020 to obtain the necessary stockholder approvals and, prior to the earlier of July 31, 2020 and the date such approvals are received, the Company is entitled to settle conversions and make interest whole payments using shares of common stock, and is not required to make cash payments with respect to shares of common stock that are not delivered due to the applicable share limits. In consideration of these provisions, the Company concluded the conversion feature required bifurcation as a derivative. The fair value of the conversion feature derivative was determined based on the difference between the fair value of the 2024 Notes with the conversion option and the fair value of the 2024 Notes without the conversion option using a binomial model. The Company determined that the fair value of the derivative upon issuance of the 2024 Notes was $59.4 million and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the Notes on the closing date, or December 24, 2019. The conversion feature is measured at fair value on a quarterly basis and changes in the fair value of the conversion feature for the period will be recognized in the consolidated statements of operations. The Company performed a valuation of the derivative liability for the period ended June 30, 2020 and determined that the fair value of the derivative liability was $24.0 million representing a change of $35.5 million that is recognized in the consolidated statement of operations for the six-month period ended June 30, 2020.

The outstanding 2024 Note balance as of June 30, 2020 consisted of the following:

(In thousands)	June 30, 2020
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(75,244)
Net carrying amount	$131,756
Derivative liability-conversion option	$23,953

Convertible Senior Notes Due 2021

In June 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC (the “Underwriter”) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3 (the “Registration Statement”) and a related preliminary and final prospectus supplement, filed with the SEC (the “Offering”). The principal amount of the 2021 Notes included $45 million aggregate principal amount of an underwriter option, which was exercised in full. The net proceeds from the offering, after deducting the Underwriter’s discount and the offering expenses paid by the Company, were approximately $337.5 million. On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its outstanding 2021 Notes for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. The 2021 Notes received by the Company in the exchange have been cancelled in accordance with their terms. As a result, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding.

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

Our outstanding 2021 Note balances as of June 30, 2020 consisted of the following:

(In thousands)	June 30, 2020
Liability component:
Principal	$69,000
Less: debt discount and debt issuance costs, net	(2,126)
Net carrying amount	$66,874
Equity component	$22,791

Non-Convertible Capital Loans

Non-convertible capital loans were granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $25.5 million as of June 30, 2020. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0.6 million as of June 30, 2020. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal will be paid in equal annual installments over a 5 year period, ending January 2021.

Cash, Cash Equivalents and Investments

At June 30, 2020, cash, cash equivalents and short-term investments were approximately $66.0 million, as compared to $125.8 million at December 31, 2019. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Our short term investments consist of high-grade corporate debt securities, commercial paper and U.S. government securities with original maturities of twelve months or less at date of purchase. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our June 30, 2020 cash, cash equivalents and short-term investments balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock.

Net Cash Used in Operations

Net cash used in operations was $59.5 million for the six-month period ending June 30, 2020. Cash used by operations for the six-month period ended June 30, 2020 was primarily due to net loss of $23.9 million, a change in the derivative liability of $35.5 million, an increase in prepaid expenses and other assets of $16.2 million, a decrease in accounts payable, accrued expenses and other current liabilities of $13.0 million, a change in acquired contingent consideration liability of $9.8 million and non-cash royalty revenue of $5.5 million. This was partially offset by depreciation and amortization of $20.7 million, a decrease in accounts receivable of $7.3 million, a deferred tax provision of $7.4 million, amortization of debt discount and debt issuance costs of $8.1 million, and share based compensation expense of $4.0 million.

Net Cash Used in Investing

Net cash provided by investing activities for the six-month period ended June 30, 2020 was $34.2 million, which was due primarily to proceeds from maturity of investments of $38.4 million, partially offset by purchases of property and equipment of $4.2 million.

Net Cash Used in Financing

Net cash used in financing activities for the six-month period ended June 30, 2020 was $1.6 million, which was primarily due to the repayment of loans payable of $0.6 million and debt issuance costs of $1.0 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 14 of our Annual report on Form 10-K for the year ended December 31, 2019. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the six-month period ended June 30, 2020, commitments related to the purchase of inventory decreased as compared to December 31, 2019. As of June 30, 2020, we have inventory-related purchase commitments totaling approximately $2.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, convertible notes payable, senior notes, liability related to the sale of future royalties, and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at June 30, 2020, except for the fair value of the Company’s convertible senior notes due 2021, which was approximately $56.9 million as of June 30, 2020, and the Company’s convertible senior secured notes due 2024, which was approximately $104.0 million as of June 30, 2020.

We have cash equivalents and short-term investments at June 30, 2020, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, high-grade corporate bonds, and commercial paper, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2020. At June 30, 2020, we held $66.0 million in cash, cash equivalents and short-term investments which had an average interest rate of approximately 2.0%. This amount excludes the restricted cash held in escrow related to the 6% semi-annual interest payments due on the  convertible senior secured notes due 2024.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2020, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following is the restated text of certain risk factors, as well as additional risk factors, to report changes since our publication of risk factors in our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for first quarter of 2020.

We have a history of operating losses and may not be able to achieve or sustain profitability in the future; we are substantially dependent on our ability to successfully market and sell Inbrija (levodopa inhalation powder), which became commercially available in the U.S. in the first quarter of 2019.

As of June 30, 2020, we had an accumulated deficit of approximately $690.7 million. We had a net loss of $23.9 million for the six months ended June 30, 2020 and $273.0 million for the year ended December 31, 2019. Since 2010, we have been highly dependent on, and have derived substantially all of our revenue from, sales of Ampyra in the U.S. However, in 2017, a U. S. District Court upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated other Ampyra patents that were set to expire between 2025 and 2027. In September 2018, a U.S. Court of Appeals upheld this decision, and in October 2019, the U.S. Supreme Court denied our petition for certiorari requesting review of the case. As a result, our patent exclusivity with respect to Ampyra terminated on July 30, 2018, and we have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that have been marketed since the Court of Appeals decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

Our prospects for achieving and sustaining profitability in the future will depend primarily on how successful we are in commercializing Inbrija, particularly in the U.S. and to a lesser extent in the EU or other countries outside of the U.S. If we are not successful in executing our business plan, we may not achieve or sustain profitability and even if we do so, we may not meet sales expectations. Also, even if we are successful in executing our business plan, our ability to achieve and sustain profitability in the future will also depend on our ability to manage our operating costs, and profitability may fluctuate from period to period due to our level of investments in sales and marketing, research and development, and product and product candidate acquisitions.

Our ability to continue as a going concern is dependent on a significant amount of cash required to operate our business and service our debt, as well as our ability to obtain additional funding in the future; we may not have sufficient cash flow from our business to continue to sufficiently fund our operations and pay our substantial debt, including the remainder of our convertible senior notes that mature in June 2021.

We will need to expend substantial resources for commercialization of our marketed products, including costs associated with the commercialization of Inbrija. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our convertible senior secured notes due 2024 and the remaining portion of our convertible senior notes that matures in June 2021, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to support our operations and service our debt and make necessary capital expenditures. Also, our research and development programs will not generate any revenues for the foreseeable future, if ever, because they are all in early stages, pharmaceutical development is subject to numerous risks including those described elsewhere in these risk factors, and generally we have discontinued funding our research and development pending additional progress with the Inbrija commercial launch in the U.S. As a result of these conditions, we have concluded that there is substantial doubt about our ability to meet our obligations within one year after the date the consolidated financial statements in this report are issued and, therefore, to continue as a going concern.

Our ability to meet our future operating requirements, repay our liabilities, meet our other obligations, and continue as a going concern are dependent upon a number of factors, including our ability to generate cash from product sales, reduce planned expenditures, and obtain additional financing. If we are unable to generate sufficient cash flow from the sale of our products, we will be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing our convertible senior secured notes due 2024, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, our ability to raise additional capital and repay or restructure our indebtedness will depend on the capital markets and our financial condition at such time, among other factors. Also, until such time as we receive stockholder approval to increase the number of authorized shares of common stock, we do not have shares of common stock available to raise capital or restructure debt. We are seeking stockholder approval for such an increase at a Special Meeting of Stockholders, which was originally convened on July 31, 2020 and has been adjourned until August 28, 2020, to allow us additional time to solicit votes in favor of the increase. In addition, financing may not be available when needed, at all, on terms acceptable to us or in accordance with the restrictions described above. Furthermore, a determination that there is substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result of these factors, we may not be able to engage in any of the alternative activities, or engage in such activities on desirable terms, which could harm our business, financial condition and results of operations, as well as result in a default on our debt obligations. If we are unable to take these actions, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or cease operations altogether.

We may not have the ability to raise the funds necessary to settle conversions of our convertible senior secured notes due 2024, the remaining portion of our convertible senior notes due 2021, or to repurchase notes upon a fundamental change.

Holders of both our convertible senior secured notes due 2024 and the remaining portion of our convertible senior notes due 2021 have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. Our ability to settle conversions and make interest payments (including make-whole interest payments on the 2024 notes) using shares of our common stock is subject to limitations until the time, if any, that our stockholders have approved an amendment to our certificate of incorporation to increase the number of authorized shares. We are seeking stockholder approval of this matter at a Special Meeting of Stockholders. The Special Meeting was originally convened on July 31, 2020, and has been adjourned until August 28, 2020, to allow us additional time to solicit votes in favor of the amendment to increase the number of our authorized shares. Until we are able to obtain stockholder approval of this amendment to our certificate of incorporation, we will be required to make cash payments to settle conversions and make interest payments (including make-whole interest payments). This use of cash may have a material adverse effect on our liquidity and further jeopardize our ability to continue as a going concern. Furthermore, we may not have enough available cash or be able to obtain financing at the time we are required to make cash payments with respect to either series of notes. In addition, our ability to repurchase the notes or to pay cash upon conversion of the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture pursuant to which the notes were issued or to make cash payments to settle conversions or make interest payments (including make-whole interest payments on the 2024 notes) as required by the applicable indenture, would constitute a default under the applicable indenture.

We received a notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price listing rule.

On July 23, 2020, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). Our compliance period will expire on January 19, 2021. In the event that we do not regain compliance within the 180-day period and we receive notice from the Staff that our common stock is being delisted, Nasdaq rules permit us to appeal any such delisting determination by the Staff to a Hearings Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. However, there can be no assurance that if we appeal the delisting determination to the Panel, such appeal would be successful, or that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other Nasdaq listing requirements.

A delisting of our common stock from the Nasdaq Global Market would materially and adversely affect a holder’s ability to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Furthermore, our common stock could become subject to the SEC’s “penny stock” regulations. Under such regulations, broker-dealers are required to, among other things, comply with disclosure and special suitability determinations prior to the sale of shares of common stock.  If our common stock becomes subject to these regulations, the market price of our common stock and the liquidity thereof would be materially and adversely affected.

In addition, if our common stock is no longer listed on the Nasdaq Global Market, even if they could be listed on another Nasdaq market, this occurrence would give holders of our outstanding convertible notes the right to require us to repurchase those notes for 100% of the principal amount thereof, plus any accrued and unpaid interest, and result in an increase in the conversion rates of such notes.

Lastly, a delisting from the Nasdaq Global Market could greatly impair our ability to raise additional necessary capital through equity or debt financing, or use shares of common stock for business development or other corporate purposes.

We cannot predict the effect that a reverse stock split, if implemented, would have on the market price for shares of our common stock.

At a special meeting of stockholders convened on July 31, 2020, our stockholders approved a proposal that authorizes our Board of Directors to effect a reverse stock split at a ratio of any whole number up to 1-for-20, which, if implemented, would result in a proportionate reduction in the number of shares of our common stock that are outstanding and that are authorized for issuance. The purpose of this proposal is to provide our Board of Directors with authority to effect a reverse stock split if needed to maintain our listing on the Nasdaq Global Market. A reverse stock split, if implemented, would apply equally to all outstanding shares of our common stock. Accordingly, each shareholder would hold the same percentage of common stock outstanding immediately following a reverse stock split as that shareholder held immediately prior to a reverse stock split, except for adjustments that may result from the treatment of fractional shares. Our Board of Directors believes that a reverse stock split is a potentially effective means to increase the per share market price level of our common stock and thus enable us to maintain, or if applicable, regain compliance with the Minimum Bid Requirement. However, there are a number of risks and potential disadvantages associated with a reverse stock split.

We cannot predict the effect of a reverse stock split upon the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Recently, the market price of our common stock has declined substantially, and the equity markets have experienced and continue to experience substantial volatility due to, among other factors, the COVID-19 global pandemic. Even if a reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following a reverse stock split.

Even if a reverse stock split does result in an increased market price per share of our common stock, the market price per share following a reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of a reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after a reverse stock split could be lower than the total market capitalization before a reverse stock split. Also, even if there is an initial increase in the market price per share of our common stock after a reverse stock split, the market price many not remain at that level.

If a reverse stock split is implemented and the market price of shares of our common stock then declines, the percentage decline may be greater than would occur in the absence of a reverse stock split due to decreased liquidity in the market for our common stock. If the market price of shares of our common stock declines after a reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Accordingly, the total market capitalization of our common stock following a reverse stock split could be lower than the total market capitalization before a reverse stock split.

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

Inbrija (levodopa inhalation powder)/Parkinson’s Disease. Inbrija competes against other therapies approved for intermittent, or as needed, use that aim to specifically address Parkinson’s disease symptoms. Apokyn, an injectable formulation of apomorphine, is approved for the treatment of OFF periods, also known as OFF episodes. Apokyn was approved for this use in the U.S. in 2004 and in Europe in 1993. Also, Sunovion Pharmaceuticals Inc. has developed a sublingual, or under the tongue, formulation of apomorphine branded as Kynmobi that we expect to be competitive with Inbrija. Sunovion received FDA approval for Kynmobi in May 2020 for the acute, intermittent treatment of OFF episodes, and they have announced they expect Kynmobi to be available in the U.S. in September 2020.

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

Ampyra/MS. Ampyra has become subject to competition from generic drug manufacturers. We were previously engaged in litigation with certain generic drug manufacturers relating to our five initial Orange Book-listed Ampyra patents. In 2017, the United States District Court for the District of Delaware (the “District Court”) issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, our patent exclusivity with respect to Ampyra terminated on July 30, 2018. We appealed the District Court decision to the United States Court of Appeals for the Federal Circuit, or the Federal Circuit, which issued a ruling in September 2018 upholding the District Court’s decision (the “Appellate Decision”). In January 2019, the Federal Circuit denied our petition for rehearing en banc. In October 2019, the U.S. Supreme Court denied our petition for certiorari requesting review of the case. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that are being marketed following the Appellate Decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

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

Item 6.  Exhibits

Exhibit No.	Description
3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 15, 2020.  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2020.

3.2

Certificate of Correction to Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 26, 2020. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2020.

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: August 7, 2020		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: August 7, 2020		David Lawrence Chief, Business Operations and Principal Accounting Officer