Form 10-Q
period 2020-09-30
ACORDA THERAPEUTICS INC
filed 2020-11-06
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Common Stock, $0.001 par value per share	47,962,400 shares

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,910	$62,085
Restricted cash	13,200	12,836
Short term investments	5,347	63,754
Trade accounts receivable, net of allowances of $635 and $682, as of September 30, 2020 and December 31, 2019, respectively	13,385	22,083
Prepaid expenses	15,382	11,574
Inventory, net	30,120	25,221
Other current assets	16,470	3,560
Total current assets	151,814	201,113
Property and equipment, net of accumulated depreciation	139,255	142,527
Intangible assets, net of accumulated amortization	374,743	402,329
Right of use asset, net of accumulated amortization	19,805	23,450
Restricted cash	24,819	30,270
Other assets	11	29
Total assets	$710,447	$799,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,361	$26,257
Accrued expenses and other current liabilities	41,430	39,077
Current portion of loans payable	68,050	603
Current portion of liability related to sale of future royalties	8,624	10,836
Current portion of lease liabilities	7,893	7,746
Current portion of acquired contingent consideration	2,391	1,866
Total current liabilities	138,749	86,385
Convertible senior notes	134,622	192,774
Derivative liability	832	59,409
Non-current portion of acquired contingent consideration	43,709	78,434
Non-current portion of lease liabilities	18,747	22,996
Non-current portion of loans payable	26,978	25,495
Deferred tax liability	23,120	9,581
Non-current portion of liability related to sale of future royalties	9,147	13,565
Other non-current liabilities	1,012	259
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares at September 30, 2020 and December 31, 2019; no shares issued as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value. Authorized 370,000,000 shares at September 30, 2020 and 80,000,000 at December 31, 2019; issued 47,734,146 and 47,730,396 shares, including those held in treasury, as of September 30, 2020 and December 31, 2019, respectively	48	48
Treasury stock at cost (29,304 shares at September 30, 2020 and December 31, 2019)	(638)	(638)
Additional paid-in capital	999,762	979,388
Accumulated deficit	(683,355)	(666,809)
Accumulated other comprehensive (loss) income	(2,286)	(1,169)
Total stockholders’ equity	313,531	310,820
Total liabilities and stockholders’ equity	$710,447	$799,718

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended September 30, 2020	Three-month period ended September 30, 2019	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Revenues:
Net product revenues	$34,687	$44,800	$90,153	$133,325
Milestone revenues	15,000	—	15,000	—
Royalty revenues	3,403	2,922	9,654	8,586
Total net revenues	53,090	47,722	114,807	141,911
Costs and expenses:
Cost of sales	12,170	7,986	22,670	26,183
Research and development	5,729	16,073	18,689	51,060
Selling, general and administrative	39,935	48,702	119,700	151,622
Amortization of intangible assets	7,691	7,692	23,073	17,945
Asset impairment	—	277,561	4,131	277,561
Change in fair value of derivative liability	(4,864)	—	(40,320)	—
Changes in fair value of acquired contingent consideration	(23,608)	(50,942)	(33,455)	(56,342)
Total operating expenses	37,053	307,072	114,488	468,029
Operating income (loss)	16,037	(259,350)	319	(326,118)
Other income (expense), net:
Interest and amortization of debt discount expense	(7,760)	(4,500)	(22,810)	(16,302)
Interest income	317	333	807	3,327
Other income (expense)	19	—	(16)	—
Gain on disposal of property and equipment	200	—	200	—
Realized loss on foreign currency transactions	(1)	(1)	(8)	(17)
Total other expense, net	(7,225)	(4,168)	(21,827)	(12,992)
Income (loss) before taxes	8,812	(263,518)	(21,508)	(339,110)
Benefit from (Provision for) income taxes	(1,465)	(17)	4,962	484
Net income (loss)	$7,347	$(263,535)	$(16,546)	$(338,626)

Net income (loss) per share—basic	$0.15	$(5.55)	$(0.35)	$(7.13)
Net income (loss) per share—diluted	$0.05	$(5.55)	$(0.35)	$(7.13)
Weighted average common shares outstanding used in computing net income (loss) per share—basic	47,705	47,511	47,704	47,491
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	166,145	47,511	47,704	47,491

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended September 30, 2020	Three-month period ended September 30, 2019	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Net income (loss)	$7,347	$(263,535)	$(16,546)	$(338,626)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,018)	(3,190)	(1,096)	(3,671)
Unrealized (loss) income on available for sale debt securities	(45)	(63)	(21)	229
Other comprehensive loss, net of tax	(1,063)	(3,253)	(1,117)	(3,442)
Comprehensive income (loss)	$6,284	$(266,788)	$(17,663)	$(342,068)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2019	47,730	$48	$(638)	$979,388	$(666,809)	$(1,169)	$310,820
Compensation expense for issuance of stock options to employees	—	—	—	1,976	—	—	1,976
Compensation expense for issuance of restricted stock to employees	4	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	350	350
Net loss	—	—	—	—	(6,472)	—	(6,472)
Balance at March 31, 2020	47,734	$48	$(638)	$981,364	(673,281)	$(819)	$306,674
Compensation expense for issuance of stock options to employees	—	—	—	2,056	—	—	2,056
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—
Adjustments to Treasury Stock	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(404)	(404)
Net loss	—	—	—	—	(17,421)	—	(17,421)
Balance at June 30, 2020	47,734	$48	$(638)	$983,420	$(690,702)	$(1,223)	$290,905
Compensation expense for issuance of stock options to employees	—	—	—	2,480	—	—	2,480
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—
Reclassification of derivative liability to equity, net of tax of $4.4 million	—	—	—	13,862	—	—	13,862
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(1,063)	(1,063)
Net income (loss)	—	—	—	—	7,347	—	7,347
Balance at September 30, 2020	47,734	$48	$(638)	$999,762	$(683,355)	$(2,286)	$313,531

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2018	47,508	$48	$(2,133)	$1,005,105	$(393,843)	$2,806	$611,983
Compensation expense for issuance of stock options to employees	—	—	—	2,745	—	—	2,745
Compensation expense for issuance of restricted stock to employees	49	—	—	922	—	—	922
Exercise of stock options	2	—		24	—	—	24
Purchase of Treasury Stock	4	—	(52)	—	—	—	(52)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(1,431)	(1,431)
Net loss	—	—	—	—	(47,605)	—	(47,605)
Balance at March 31, 2019	47,563	$48	$(2,185)	$1,008,796	$(441,448)	$1,375	$566,586
Compensation expense for issuance of stock options to employees	—	—	—	3,180	—	—	3,180
Compensation expense for issuance of restricted stock to employees	34	—	—	1,354	—	—	1,354
Adjustments to Treasury Stock	(65)	—	1,586	(1,586)	—	—	—
Purchase of Treasury Stock	3	—	(39)	—	—	—	(39)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	1,242	1,242
Net income	—	—	—	—	(27,486)	—	(27,486)
Balance at June 30, 2019	47,535	$48	$(638)	$1,011,744	$(468,934)	$2,617	$544,837
Compensation expense for issuance of stock options to employees	—	—	—	2,057	—	—	2,057
Compensation expense for issuance of restricted stock to employees	5	—	—	1,236	—	—	1,236
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(3,253)	(3,253)
Net loss	—	—	—	—	(263,535)	—	(263,535)
Balance at September 30, 2019	47,540	$48	$(638)	$1,015,037	$(732,469)	$(636)	$281,342

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Cash flows from operating activities:
Net loss	$(16,546)	$(338,626)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	6,512	11,494
Amortization of net premiums and discounts on investments	(28)	(1,325)
Amortization of debt discount and debt issuance costs	12,219	12,202
Depreciation and amortization expense	30,919	24,697
Asset impairment	4,131	277,561
Change in acquired contingent consideration obligation	(33,455)	(56,342)
Non-cash royalty revenue	(8,496)	(7,556)
Deferred tax provision (benefit)	8,801	(3,667)
Change in derivative liability	(40,320)	—
Gain on disposal of property and equipment	(200)	—
Changes in assets and liabilities:
Decrease in accounts receivable	8,698	5,877
(Increase) decrease in prepaid expenses and other current assets	(16,712)	13,725
(Increase) decrease in inventory	(4,899)	1,619
Decrease in other assets	17	—
Decrease in accounts payable, accrued expenses and other current liabilities	(13,391)	(56,141)
Increase (decrease) in other non-current liabilities	296	(256)
Net cash used in operating activities	(62,454)	(116,738)
Cash flows from investing activities:
Purchases of property and equipment	(4,074)	(76,414)
Purchases of investments	—	(171,431)
Proceeds from maturities of investments	58,415	191,342
Net cash provided by (used in) investing activities	54,341	(56,503)
Cash flows from financing activities:
Debt issuance costs	(1,071)	—
Proceeds from issuance of common stock and option exercises	—	24
Purchase of treasury stock	—	(91)
Repayment of loans payable	(597)	(614)
Net cash used in financing activities	(1,668)	(681)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	519	(265)
Net decrease in cash, cash equivalents and restricted cash	(9,262)	(174,187)
Cash, cash equivalents and restricted cash at beginning of period	105,192	294,351
Cash, cash equivalents and restricted cash at end of period	$95,930	$120,164
Supplemental disclosure:
Cash paid for interest	$6,067	$3,037
Cash paid for taxes	250	2,562

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2019.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Nine-month period ended September 30, 2020		Nine-month period ended September 30, 2019
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$62,085	$57,910	$293,564	$119,521
Restricted cash	12,836	13,200	532	387
Restricted cash non-current	30,270	24,819	255	256
Total Cash, cash equivalents and restricted cash per statement of cash flows	$105,191	$95,929	$294,351	$120,164

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

Inventory

The major classes of inventory were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$3,366	$1,753
Work-in-progress	6,010	13,509
Finished goods	20,744	9,959
Total	$30,120	$25,221

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer, who is the chief operating decision maker. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Inbrija and Ampyra in the U.S. for the three and nine-month periods ended September 30, 2020 and 2019.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and indefinite lived intangible assets not subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, results of clinical trials, stock price, loss of a major customer and significant negative economic trends. Based on the Company’s evaluation for the three-month period ended March 31, 2020, the Company determined that its indefinite lived intangible asset BTT1023 was fully impaired and recorded an asset impairment in its consolidated statement of operations. The Company also determined that its finite lived intangible assets were not impaired for the three and nine-month periods ended September 30, 2020.

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

Based on our cash, cash equivalents and short-term investments at September 30, 2020, our recent net losses, and our obligations that are due within the next 12 months, including $69.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2021 that mature on June 15, 2021, management has concluded that there is substantial doubt regarding our ability to meet our obligations within one year after the date the consolidated financial statements in this report are issued and, therefore, to continue as a going concern.

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

(3) Revenue

In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the good or service. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or any contract liabilities as of September 30, 2020 and 2019.

The following table disaggregates our revenue by major source:

(In thousands)	Three-month period ended September 30, 2020	Three-month period ended September 30, 2019	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Revenues:
Net product revenues:
Ampyra	$27,343	$39,322	$73,546	$123,579
Inbrija	5,833	4,889	14,901	9,164
Other	1,511	589	1,706	582
Total net product revenues	34,687	44,800	90,153	133,325
Milestone revenues	15,000	—	15,000	—
Royalty revenues	3,403	2,922	9,654	8,586
Total net revenues	$53,090	$47,722	$114,807	$141,911

(4) Share-based Compensation

During the three‑month periods ended September 30, 2020 and 2019, the Company recognized share-based compensation expense of $2.5 million and $3.3 million, respectively. During the nine-month periods ended September 30, 2020 and 2019, the Company recognized share-based compensation expense of $6.5 million and $11.5 million, respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2020 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2020 and 2019 were approximately $0.39 and $2.69, respectively. The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2020 and 2019 were approximately $0.66 and $6.49, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended September 30,		For the nine-month period ended September 30,
(In thousands)	2020	2019	2020	2019
Research and development expense	$555	$719	$1,418	$2,203
Selling, general and administrative expense	1,832	2,424	4,834	8,785
Cost of Sales	93	149	260	505
Total	$2,480	$3,292	$6,512	$11,493

A summary of share-based compensation activity for the nine-month period ended September 30, 2020 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2020	10,469	$22.96
Granted	237	1.00
Cancelled	(2,339)	27.41
Exercised	—	—
Balance at September 30, 2020	8,366	$21.09	6.0	$—
Vested and expected to vest at September 30, 2020	8,342	$21.14	6.0	$—
Vested and exercisable at September 30, 2020	6,482	$25.72	4.7	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2020	425
Granted	—
Vested	(4)
Forfeited	(60)
Nonvested at September 30, 2020	361

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of September 30, 2020 totaled $7.8 million and is expected to be recognized over a weighted average period of approximately 1.4 years.

During the three and nine‑month periods ended September 30, 2020, the Company did not make any repurchases of shares.

(5) Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the three and nine-month periods ended September 30, 2020 and 2019:

(In thousands, except per share data)	Three-month period ended September 30, 2020	Three-month period ended September 30, 2019	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Basic and diluted
Net income (loss)—basic	$7,347	$(263,535)	$(16,546)	$(338,626)
Plus: Dilutive effect of convertible notes, net of tax	1,476	—	—	—
Net income (loss)—diluted	$8,823	$(263,535)	$(16,546)	$(338,626)

Weighted average common shares outstanding used in computing net income (loss) per share—basic	47,705	47,511	47,704	47,491
Plus: Dilutive effect of convertible notes	118,440	—	—	—
Weighted average common shares outstanding used in computing net income (loss) per share—diluted	166,145	47,511	47,704	47,491
Net income (loss) per share—basic	$0.15	$(5.55)	$(0.35)	$(7.13)
Net income (loss) per share—diluted	$0.05	$(5.55)	$(0.35)	$(7.13)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended September 30, 2020	Three-month period ended September 30, 2019	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Denominator
Stock options and restricted common shares	8,784	8,988	8,532	8,968

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three and nine-month periods ended September 30, 2020 and 2019. Additionally, for the three and nine-month periods ended September 30, 2020, the impact of our outstanding convertible notes was determined to be dilutive and anti-dilutive, respectively. As a result, for the three-month period ended September 30, 2020 the Company adjusted the numerator amount used in the calculation of net income per diluted share to add back the interest expense associated with convertible notes of $6.8 million, which is partially offset by the derivative liability gain of $4.9 million and $0.5 tax impact. Additionally, the 118,440 million common shares required to fully convert the outstanding convertible notes were included and excluded from the denominator in the calculation of net loss per diluted share under the if converted method for the three and nine-month periods ended September 30, 2020, respectively.

(6) Income Taxes

On March 27, 2020, the CARES Act was signed into law, which enacted several tax favorable, business-related provisions. The Company reviewed the enacted provisions to determine which provisions should be considered for the three-month period ended September 30, 2020. Under the new law, the CARES Act provides that NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to each of the five taxable years preceding the taxable year of such loss. The Company has considered the impact to the tax provision for the carryback of net operating losses to prior periods of taxable income incurred within the period allowed under the CARES Act. The result of carrying back these losses allowed the Company to realize certain deferred tax assets and a corresponding release of the valuation allowance of approximately $1.8 million. In July 2020, the Company received an income tax refund of $12.7 million including interest from the Internal Revenue Service, related to the 2019 net operating loss carryback. The Company recorded a tax receivable of $1.4 million for the anticipated 2020 net operating loss carryback claim as of September 30, 2020.

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance, and expense recorded on the equity forfeitures, offset by the benefit of net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

For the three-month periods ended September 30, 2020 and 2019, the Company recorded a provision of $(1.5) million and $(0.02) million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2020 and 2019 were 16.6% and 0%, respectively. The variances in the effective tax rates for the three-month period ended September 30, 2020 as compared to the three-month period ended September 30, 2019 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, goodwill impairment for which no tax benefit can be recognized, and the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

For the nine-month periods ended September 30, 2020 and 2019, the Company recorded a benefit of $5.0 million and $0.5 million for income taxes, respectively. The effective income tax rates for the Company for the nine-month periods ended September 30, 2020 and 2019 were 23.1% and 0.14%, respectively. The variance in effective tax rates for the nine-month period ended September 30, 2020 as compared to the nine-month period ended September 30, 2019 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, goodwill impairment for which no tax benefit can be recognized, and the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company’s state examination by the state of Massachusetts for the tax periods 2016 and 2017 was completed during the period ended September 30, 2020. The Company was assessed a tax of approximately $0.2 million.

The Company has ongoing state examinations in New Jersey and Minnesota which cover a range of tax periods, 2015 – 2018. There have been no proposed adjustments at this stage of the examinations.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices

(unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s level 2 assets consist of investments in corporate bonds and commercial paper which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at September 30, 2020, except for the fair value of the Company’s convertible senior notes due June 2021, which was approximately $55.3 million and the fair value of the Company’s convertible senior notes due December 2024, which was approximately $119.3 million as of September 30, 2020. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
September 30, 2020
Assets Carried at Fair Value:
Money market funds	$31,283	$—	$—
Corporate bonds	—	5,347	—
Liabilities Carried at Fair Value:
Derivative liability - conversion option	—	—	832
Acquired contingent consideration	—	—	46,100
December 31, 2019
Assets Carried at Fair Value:
Money market funds	$2,219	$—	$—
Commercial paper	—	26,569	—
Corporate bonds	—	37,185	—
Liabilities Carried at Fair Value:
Derivative liability - conversion option	—	—	59,409
Acquired contingent consideration	—	—	80,300

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended September 30, 2020	Three-month period ended September 30, 2019	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Acquired contingent consideration:
Balance, beginning of period	$70,000	$162,537	$80,300	$168,000
Fair value change to contingent consideration included in the statement of operations	(23,608)	(50,942)	(33,455)	(56,342)
Royalty payments	(292)	(395)	(745)	(458)
Balance, end of period	$46,100	$111,200	$46,100	$111,200

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, (ii) probabilities of success, and (iii) discount periods and rate. The milestone payments ranged from $1.0 million to $22.0 million for Inbrija. The estimated revenue forecast for Inbrija is based on peak annual sales of $300 to $500 million. The discount rate used in the valuation was 20.5% for the three and nine-month periods ended September 30, 2020. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the three and nine-month periods ended September 30, 2020 and 2019, changes in the fair value of the acquired contingent consideration were primarily due to updates to certain revenue and expense forecast assumptions. Additionally, for the nine-month periods ended September 30, 2020 and 2019, changes in the fair value of the acquired contingent consideration were partially offset by a reduction in the discount rate and a reduction in the forecast periods for the passage of time.

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

Derivative Liability-Conversion Option

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024 acquired:

(In thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Derivative Liability-Conversion Option
Balance, beginning of period	$23,953	$32,881	$59,409	$—
Fair value recognized upon issuance of Convertible Senior Notes	—	—	—	59,409
Fair value adjustment	(4,864)	(8,928)	(26,528)	—
Fair value re-classification to shareholder's equity	(18,257)	—	—	—
Balance, end of period	$832	$23,953	$32,881	$59,409

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 10). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability as of September 30, 2020 was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 80,000,000 shares to 370,000,000 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The valuation of these conversion options was based on key assumptions including the Company’s stock price of $0.58, the historical volatility rate of 113.0%, and risk-adjusted discount rate of 25.0%. The resulting fair value of these conversion options was calculated to be  $18.3 million which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020 net of the $(4.4) million tax impact. The fair value of the derivative liability related to certain embedded conversion features that are precluded from equity classification for the nine-month period ended September 30, 2020 were determined based on key assumption including the Company’s stock price of $0.52, the historical volatility rate of 115.0%, and the risk-adjusted discount rate of 25.3%. The fair value of this conversion feature was calculated to be $0.8 million.

(8) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale debt securities are carried at fair value with interest on these investments included in interest income and are recorded based on quoted market prices. Available-for-sale investments consisted of the following at September 30, 2020 and December 31, 2019, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2020
Corporate Bonds	5,341	6	-	5,347
Total Short-term investments	$5,341	$6	$-	$5,347
December 31, 2019
Commercial Paper	$26,550	$19	$—	$26,569
Corporate Bonds	37,177	20	(12)	37,185
Total Short-term investments	$63,727	$39	$(12)	$63,754

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $31.3 million and $2.2 million as of September 30, 2020 and December 31, 2019, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and amounted to approximately $5.3 million and $63.8 million as of September 30, 2020 and December 31, 2019, respectively. The aggregate fair value of short-term investments in an unrealized loss position amounted to approximately $0 and $25.5 million as of September 30, 2020 and December 31, 2019, respectively. Short-term investments at September 30, 2020 primarily consisted of high-grade commercial paper and corporate bonds. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at September 30, 2020 or December 31, 2019. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of September 30, 2020 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. The changes in AOCI associated with the unrealized holding gains on available-for-sale investments during the nine-month period ended September 30, 2020, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities
Balance at December 31, 2019	$27
Other comprehensive income before reclassifications:
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(21)
Balance at September 30, 2020	$6

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

The following table shows the activity within the liability account for September 30, 2020 and December 31, 2019, respectively:

(In thousands)	Nine-month period ended September 30, 2020	Twelve-month period ended December 31, 2019
Liability related to sale of future royalties - beginning balance	$24,401	$30,716
Deferred transaction costs recognized	318	639
Non-cash royalty revenue payable to HCRP	(8,496)	(10,271)
Non-cash interest expense recognized	1,548	3,317
Liability related to sale of future royalties - ending balance	$17,771	$24,401

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

The Company assessed all terms and features of the 2024 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2024 Notes, including the conversion, put and call features. The Company concluded the conversion feature required bifurcation as a derivative. The fair value of the conversion feature derivative was determined based on the difference between the fair value of the 2024 Notes with the conversion option and the fair value of the 2024 Notes without the conversion option using a binomial model. The Company determined that the fair value of the derivative upon issuance of the 2024 Notes was $59.4 million and recorded this amount as a derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Notes on the closing date, or December 24, 2019. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as the derivative liability conversion option. The conversion feature is measured at fair value on a quarterly basis and changes in the fair value of the conversion feature for the period will be recognized in the consolidated statements of operations. The Company performed a valuation of the derivative liability for the period ended September 30, 2020 and determined that the fair value of the derivative liability was $19.1 million representing a change of $4.9 million that is recognized in the consolidated statement of operations for the three-month period ended September 30, 2020.

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 80,000,000 shares to 370,000,000 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options for the period ended September 30, 2020 and determined the fair value was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $(4.4) million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $0.8 million as of September 30, 2020.

The outstanding New Note balance as of September 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(72,378)	(80,028)
Net carrying amount	$134,622	$126,972
Equity component	$18,257	$—
Derivative liability-conversion option	$832	$59,409

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded derivative conversion feature at issuance, is being amortized using the effective interest method through December 1, 2024. For the three and nine-month periods ended September 30, 2020, the Company recognized $6.0 million and $17.5 million, respectively, of interest expense related to the 2024 Notes at the effective interest rate of 18.1%. The fair value of the Company’s 2024 Notes was approximately $119.3 million as of September 30, 2020.

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

The following table sets forth total interest expense recognized related to the Notes for the three and nine-month periods ended September 30, 2020:

(In thousands)	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2020
Contractual interest expense	$3,105	$9,315
Amortization of debt issuance costs	204	585
Amortization of debt discount	2,663	7,647
Total interest expense	$5,972	$17,547

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

The outstanding note balance as of September 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Liability component:
Principal	69,000	$69,000
Less: debt discount and debt issuance costs, net	(1,581)	(3,198)
Net carrying amount	$67,419	$65,802
Equity component	$22,791	$22,791

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

As of September 30, 2020, the remaining contractual life of the 2021 Notes is approximately 9 months. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through September 30, 2020. The fair value of the Company’s 2021 Notes was approximately $55.3 million as of September 30, 2020.

The following table sets forth total interest expense recognized related to the 2021 Notes for the three and nine-month periods ended September 30, 2020 and 2019:

(In thousands)	Three-month period ended September 30, 2020	Three-month period ended September 30, 2019	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Contractual interest expense	$302	$1,509	$906	$4,528
Amortization of debt issuance costs	50	241	150	713
Amortization of debt discount	495	2,360	1,467	6,997
Total interest expense	$847	$4,110	$2,523	$12,238

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

Our leases have remaining lease terms of 2 years to 7 years, which assumes exercise of the early termination of our Ardsley, NY lease. We do not include any renewal options in our lease terms when calculating our lease liabilities as we are not reasonably certain that we will exercise these options. When calculating the lease liability, we assume exercise of the Ardsley early termination option. The weighted-average remaining lease term for our operating leases was 3.9 years at September 30, 2020. The weighted-average discount rate was 7.14% at September 30, 2020.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	September 30, 2020	September 30, 2019
Right-of-use assets	Right of use assets	$19,805	$24,675
Current lease liabilities	Current portion of lease liabilities	7,893	7,696
Non-current lease liabilities	Non-current portion of lease liabilities	18,747	24,393

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended September 30, 2020	Three-month period ended September 30, 2019	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Operating lease cost	$1,775	$1,776	$5,572	$5,293
Variable lease cost	1,052	1,119	2,687	3,544
Short-term lease cost	443	440	1,248	1,094
Total lease cost	$3,270	$3,335	$9,507	$9,931

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2020 (excluding the nine months ended September 30, 2020)	$1,951
2021	7,944
2022	10,024
2023	3,097
2024	3,184
Later years	4,594
Total lease payments	30,794
Less: Imputed interest	(4,155)
Present value of lease liabilities	$26,639

Supplemental cash flow information related to our operating leases are as follows:

(In thousands)	Nine-month period ended September 30, 2020	Nine-month period ended September 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$5,818	$5,605
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$770

(12) Commitments and Contingencies

The Company has a dispute with another party which has asserted a claim related to royalties on sales of Ampyra (which lost exclusivity in July 2018). While the Company is unable to determine the ultimate outcome of the dispute, and believes it has valid defenses and intends to defend itself vigorously, the Company determined that it is probable that the Company may incur a liability related to the dispute which the Company estimated could be $2 million, inclusive of its legal costs. The Company recorded a liability of $2 million in the three-month period ended September 30, 2020 related to the dispute, however, the Company notes that depending upon the ultimate outcome of the dispute, the potential liability could be more or less than the amount recorded.

In addition to the dispute described above, from time to time the Company is involved in litigation or other legal proceedings relating to claims arising out operations in the normal course of business. The Company has assessed all litigation and legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company did not record any loss contingencies for these other matters. Litigation expenses are expensed as incurred.

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

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately 25% of Medicare plan lives. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

We were previously engaged in litigation with certain generic drug manufacturers relating to our five initial Orange Book-listed Ampyra patents. In 2017, the United States District Court for the District of Delaware issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, which was upheld on appeal in September 2018, our patent exclusivity with respect to Ampyra terminated on July 30, 2018. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that have been marketed since we lost our appeal of the District Court decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

In 2019, we announced a corporate restructuring to reduce costs and focus our resources on the commercial launch of Inbrija, which is our key strategic priority for 2020. We are continuing our efforts to manage our cost structure, such as by identifying potential operating efficiencies and opportunities to convert fixed costs into variable costs. One of our key initiatives is to monetize the excess capacity of our Chelsea manufacturing facility, which we believe could offset expenses and reduce our cost of goods for Inbrija.

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

As of September 30, 2020, we had cash, cash equivalents, short-term investments and restricted cash of approximately $101.3 million. Restricted cash includes $37.3 million in escrow related to the 6% semi-annual interest portion of the convertible senior secured notes due 2024. As further described below under Financing Arrangements, if we are permitted under the notes indenture and we elect to pay interest due in stock, the cash equivalent will be released from escrow.

On October 30, 2020, we received a $15 million milestone payment from Biogen International GmbH under our license and collaboration with Biogen. Biogen markets Ampyra outside the U.S. as Fampyra. We became entitled to the milestone payment based on Biogen’s ex-U.S. net sales of Fampyra exceeding $100 million over the four consecutive quarters ending with the third quarter of 2020. This payment was recorded as milestone revenue in the third quarter, but is not included in our third quarter-end cash balance because it was received in October 2020. We will retain approximately $14 million of the milestone payment net of our payment obligations to another party.

COVID-19 Pandemic

Our business and financial condition have been impacted by, and are subject to risks resulting from, the COVID-19 (novel coronavirus) pandemic. The COVID-19 pandemic has already caused significant disruptions in the healthcare industry. The duration of the pandemic is difficult to predict, and it is likely to have ongoing impacts as it continues. The travel restrictions, “shelter in place” orders, quarantine policies, and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. We believe these factors contributed to decreases in new Inbrija prescriptions during 2020. For example, we experienced a decrease in new Inbrija prescriptions late in the first quarter and during part of the second quarter, followed by a period of new prescription growth through July, and then another period of decrease in August and September. We have seen a resumed upward trajectory in new prescriptions since late September, but the ongoing impact of the COVID-19 pandemic on prescriptions is uncertain.

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

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately 25% of Medicare plan lives. Net revenue for Inbrija was $5.8 million for the quarter ended September 30, 2020 and $4.9 million for the quarter ended September 30, 2019. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. However, this EU marketing authorization remains valid in the UK during a transitional period that will end on December 31, 2020. After that date, we expect that EU law will cease to apply in and to the UK. The EU and the UK are currently negotiating a trade agreement, which would govern their future relationship after the end of the transitional period. It is currently unclear whether the parties can reach an agreement before December 31, 2020 and whether that agreement would also cover the regulation of medicinal products. Separately, the UK has indicated that it intends to convert all valid EU marketing authorizations automatically into national marketing authorizations, unless the marketing authorization holder objects. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, and is distributed in the U.S. primarily through a network of specialty pharmacies, which deliver the medication to patients by mail, and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). We are in the process of transitioning from the network of several specialty pharmacies to a single specialty pharmacy for U.S. sales of Inbrija, which we believe has potential benefits to patients and our business. Our neuro-specialty sales and marketing team includes our own sales representatives as well as established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information to payers and physicians on our marketed products; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives. Our sales representatives, which we are supplementing with contract sales representatives, are targeting approximately 5,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Our Inbrija launch activities were initially focused on physician awareness and market access. We are maintaining these efforts while increasing focus on patient awareness, education and training.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Net revenue for Ampyra was $27.3 million for the quarter ended September 30, 2020 and $39.3 million for the quarter ended September 30, 2019.

We were previously engaged in litigation with certain generic drug manufacturers relating to our five initial Orange Book-listed Ampyra patents. In 2017, the United States District Court for the District of Delaware issued a ruling that upheld our Ampyra Orange Book-listed patent that expired on July 30, 2018, but invalidated our four other Orange Book-listed patents pertaining to Ampyra that were set to expire between 2025 and 2027. Under this decision, which was upheld on appeal in September 2018, our patent exclusivity with respect to Ampyra terminated on July 30, 2018. We have experienced a significant decline in Ampyra sales due to competition from generic versions of Ampyra that have been marketed since we lost our appeal of the District Court decision. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones. In October 2020, we received a $15 million milestone payment from Biogen based on ex-U.S. net sales exceeding $100 million over the four consecutive quarters ending with the third quarter of 2020. This payment was recorded as milestone revenue in the third quarter, but is not included in our third quarter-end cash balance because it was received in October 2020. We will retain approximately $14 million of the milestone payment net of our payment obligations to another party. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, if ever, we will not receive Fampyra royalties although we retained the right to receive any potential future milestone payments, including the milestone payment described above. The HCRP transaction is accounted for as a liability, as described in Note 9 to our Consolidated Financial Statements included in this report.

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

In 2011, the European Patent Office, or EPO, granted EP 1732548, with claims relating to, among other things, use of a sustained release aminopyridine composition, such as dalfampridine (known under the trade name Fampyra in the European Union), to increase walking speed. In March 2012, Synthon B.V. and neuraxpharm Arzneimittel GmBH filed oppositions with the EPO challenging the EP 1732548 patent. We defended the patent, and in December 2013, we announced that the EPO Opposition Division upheld amended claims in this patent covering a sustained release formulation of dalfampridine for increasing walking in patients with MS through twice daily dosing at 10 mg. Both Synthon B.V. and neuraxpharm Arzneimittel GmBH have appealed the decision. In December 2013, Synthon B.V., neuraxpharm Arzneimittel GmBH and Actavis Group PTC EHF filed oppositions with the EPO challenging our EP 2377536 patent, which is a divisional of the EP 1732548 patent. In February 2016, the EPO Opposition Division rendered a decision that revoked the EP 2377536 patent. We appealed the decision. In the Appeal Hearings in September 2019, the European Technical Board of Appeals upheld claims covering Fampyra in both the EP 1732548 patent and the EP 2377536 patent. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. In June 2019, the EPO granted EP 2460521, which is a divisional of the EP 2377536 patent. In November 2019, we filed a request withdrawing our approval of the text on which EP 2460521 was granted, resulting in termination of the patent. Nullity actions have been filed in Germany against both of the German national patents derived from EP 1732548 and EP 2377536 by ratiopharm GmbH, a generic manufacturer affiliated with Teva. Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in 2021.

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

Results of Operations

Three-Month Period Ended September 30, 2020 Compared to September 30, 2019

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $5.8 million and $4.9 million for the three-month periods ended September 30, 2020 and 2019, respectively, an increase of $0.9 million or 18.4%. The net revenue increase is due primarily to an increase in sales activity in the three-month period ended September 30, 2020 of $1.4 million compared to the three-month period ended September 30, 2019, partially offset by discount and allowance adjustments of $0.5 million.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $27.3 million and $39.3 million for the three-month periods ended September 30, 2020 and 2019, respectively, a decrease of $12.0 million, or 30.5%. The net revenue decrease is due primarily to a decrease in net volume of $15.3 million, partially offset by net price increase and discount and allowance adjustments of $4.8 million. Net revenue from sales of Ampyra decreased for the three-month period ended September 30, 2020 compared to the three-month period ended September 30, 2019 due to the entry of generic versions of Ampyra as a result of the invalidation of certain of our Ampyra patents in 2017.

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

Other Product Revenues

We recognized net revenue from the sale of other products of $1.5 million for the three-month period ended September 30, 2020 as compared to $0.6 million for the three-month period ended September 30, 2019, an increase of $0.9 million, or 150%.

Milestone Revenue

We recognized $15 million and $0 million in milestone revenue for the three-month periods ended September 30, 2020 and 2019, respectively. The increase is due to the $15 million milestone payment earned in the three-month period ended September 30, 2020 and received from Biogen in October 2020 based on ex-U.S. Fampyra net sales exceeding $100 million over a period of four consecutive quarters ending with the third quarter of 2020. We will retain approximately $14 million of the milestone payment net of our payment obligations to another party.

Royalty Revenue

We recognized $3.4 million and $2.9 million in royalty revenue for the three-month periods ended September 30, 2020 and 2019, respectively, an increase of $0.5 million, or 17.2%.

Cost of Sales

We recorded cost of sales of $12.2 million for the three-month period ended September 30, 2020 as compared to $8.0 million for the three-month period ended September 30, 2019. Cost of sales for the three-month period ended September 30, 2020 consisted primarily of $8.8 million in inventory costs related to recognized revenues and $3.3 million in royalty fees based on net product shipments. Cost of sales for the three-month period ended September 30, 2019 consisted primarily of $7.2 million in inventory costs related to recognized revenues and $0.2 million in royalty fees based on net product shipments and $0.5 million for costs related to sales of the authorized generic version of Ampyra. Cost of sales for inventory manufactured pre-launch for Inbrija was not recorded for the three-month period ended September 30, 2019, since the inventory manufactured prior to the FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses in 2018.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended September 30, 2020 and 2019.

Research and Development

Research and development expenses for the three-month period ended September 30, 2020 were $5.7 million as compared to $16.1 million for the three-month period ended September 30, 2019, a decrease of approximately $10.4 million, or 64.6%. The decrease was due primarily to reductions in Civitas spending of $7.2 million due to the commercialization of Inbrija in the first quarter of 2019, decreased spending on supply chain expansion, reductions in Ardsley spending of $3.1 million due to a continuing shift away from development activities related to earlier stage programs due to the Company’s focus on the Inbrija launch, partially offset by a reduction of $0.1 million in third party credits received related to program cancellations for Biotie that were recognized in the prior year.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended September 30, 2020 were $21.9 million compared to $27.5 million for the three-month period ended September 30, 2019, a decrease of approximately $5.6 million, or 20.4%. The decrease was primarily due to a decrease in Inbrija spending of $0.6 million, a decrease in overall salaries and benefit costs of $3.1 million, and a decrease in Ampyra marketing related spending of $1.9 million.

General and administrative expenses for the three-month period ended September 30, 2020 were $18.1 million compared to $21.2 million for the three-month period ended September 30, 2019, a decrease of approximately $3.1 million, or 14.6%. The decrease was primarily due to a decrease in overall salaries and benefit costs of $2.2 million and a decrease in Civitas launch spending of $0.5 million, partially offset by an increase in other departmental spending of $0.3 million.

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

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $4.9 million due to the change in the fair value of the derivative liability for the three-month period ended September 30, 2020.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of those future royalties is assessed quarterly. We recorded income pertaining to changes in the fair-value of acquired contingent consideration of $23.6 million for the three-month period ended September 30, 2020 as compared to $50.9 million for the three-month period ended September 30, 2019. The changes in the fair-value of the acquired contingent consideration were primarily due to updates to certain product revenue and expense forecast assumptions, partially offset by a reduction in the discount rate and a reduction in the forecast periods for the passage of time.

Other Expense, Net

Other expense, net was $7.2 million and $4.2 million for the three-month periods ended September 30, 2020 and 2019, respectively.

Provision for Income Taxes

On March 27, 2020, the CARES Act was signed into law, which enacted several tax favorable, business-related provisions. The Company reviewed the enacted provisions to determine which provisions should be considered for the three-month period ended September 30, 2020. Under the new law, the CARES Act provides that NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to each of the five taxable years preceding the taxable year of such loss. The Company has considered the impact to the tax provision for the carryback of net operating losses to prior periods of taxable income incurred within the period allowed under the CARES Act. The result of carrying back these losses allowed the Company to realize certain deferred tax assets and a corresponding release of the valuation allowance of approximately $1.8 million. The Company received in July 2020, its U.S. income tax refund from the Internal Revenue Service of $12.7 million including interest, related to the 2019 net operating loss carryback. The Company recorded a tax receivable of $1.4 million for the anticipated 2020 net operating loss carryback claim as of September 30, 2020.

For the three-month periods ended September 30, 2020 and 2019, the Company recorded a provision of ($1.5) million and ($0.02) million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2020 and 2019 were 16.6% and 0%, respectively.

The variance in the effective tax rates for the three-month period ended September 30, 2020 as compared to the three-month period ended September 30, 2019 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, goodwill impairment for which no tax benefit can be recognized, and the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company’s state examination by the state of Massachusetts for the tax periods 2016 and 2017 was completed during the period ended September 30, 2020. The Company was assessed a tax of approximately $0.2 million.

Nine-Month Period Ended September 30, 2020 Compared to September 30, 2019

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $14.9 million and $9.2 million for the nine-month periods ended September 30, 2020 and September 30, 2019, respectively, an increase of $5.7 million, or 62.0%. The net revenue increase was due primarily to increased sales activity of $9.7 million, partially offset by discount and allowance adjustments of $4.0 million.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $73.5 million and $123.6 million for the nine-month periods ended September 30, 2020 and 2019, respectively, a decrease of $50.1 million, or 40.5%. The net revenue decrease is due primarily to decreased net volume of $63.2 million partially offset by discount and allowance adjustments of $13.7 million. Net revenue from sales of Ampyra decreased for the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019 due to the entry of generic versions of Ampyra as a result of the invalidation of certain of our Ampyra patents in 2017.

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

Other Product Revenues

We recognized net revenue from the sale of other products of $1.7 million for the nine-month period ended September 30, 2020 as compared to $0.6 million for the nine-month period ended September 30, 2019.

Milestone Revenue

We recognized $15 million and $0 million in milestone revenue for the nine-month periods ended September 30, 2020 and 2019, respectively. The increase is due to the $15 million milestone payment earned in the three-month period ended September 30, 2020 and received from Biogen in October 2020 based on ex-U.S. Fampyra net sales exceeding $100 million over a period of four consecutive quarters ending with the third quarter of 2020. We will retain approximately $14 million of the milestone payment net of our payment obligations to another party.

Royalty Revenue

We recognized $9.7 million and $8.6 million in royalty revenue for the nine-month periods ended September 30, 2020 and 2019, respectively, an increase of $1.1 million, or 12.8%.

Cost of Sales

We recorded cost of sales of $22.7 million for the nine-month period ended September 30, 2020 as compared to $26.2 million for the nine-month period ended September 30, 2019. Cost of sales for the nine-month period ended September 30, 2020 consisted primarily of $18.6 million in inventory costs related to recognized revenues and $3.8 million in royalty fees based on net product shipments. Cost of sales for the nine-month period ended September 30, 2019 consisted primarily of $24.9 million in inventory costs related to recognized revenues, $0.7 million in royalty fees based on net product shipments and $0.5 million for costs related to sales of the authorized generic version of Ampyra. Cost of sales for inventory manufactured pre-launch for Inbrija was not recorded for the nine-month period ended September 30, 2019, since the inventory manufactured prior to the FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses in 2018.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $23.1 million for the nine-month period ended September 30, 2020 as compared to $17.9 million related to Ampyra for the nine-month period ended September 30, 2019.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2020 were $18.7 million as compared to $51.1 million for the nine-month period ended September 30, 2019, a decrease of approximately $32.4 million, or 63.4%. The decrease was due primarily to reductions in Civitas spending of $23.8 million due to the commercialization of Inbrija in the first quarter of 2019, decreased spending on supply chain expansion, reductions in Ardsley spending of $8.9 million due to a continuing shift away from development activities related to earlier stage programs due to the Company’s focus on the Inbrija launch, partially offset by a reduction of $0.3 million in third party credits received related to program cancellations for Biotie that were recognized in the prior year.

Selling, General and Administrative

Sales and marketing expenses for the nine-month period ended September 30, 2020 were $65.2 million compared to $86.3 million for the nine-month period ended September 30, 2019, a decrease of approximately $21.1 million, or 24.4%. The decrease was attributable primarily to a decrease in overall salaries and benefits of $10.6 million, a decrease in spending related to marketing for Ampyra of $6.6 million, and a decrease in Inbrija spending of $3.9 million.

General and administrative expenses for the nine-month period ended September 30, 2020 were $54.5 million compared to $65.3 million for the nine-month period ended September 30, 2019, a decrease of approximately $10.8 million, or 16.5%. The decrease was primarily due to a reduction in salaries and benefits related costs of $8.0 million, decreased spending related to launch activities of $1.7 million, and a decrease in other departmental spending of $0.9 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $40.3 million due to the change in the fair value of the derivative liability for the nine-month period ended September 30, 2020.

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

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded an income pertaining to changes in the fair-value of acquired contingent consideration of $33.5 million for the nine-month period ended September 30, 2020 as compared to $56.3 million for the nine-month period ended September 30, 2019. The changes in the fair-value of the acquired contingent consideration were primarily due to updates to certain product revenue and expense forecast assumptions, partially offset by a reduction in the discount rate and a reduction in the forecast periods for the passage of time.

Other Expense, Net

Other expense, net was $21.8 million for the nine-month period ended September 30, 2020 as compared to $13.0 million for the nine-month period ended September 30, 2019. The change was due primarily to an increase in amortization of debt discount expense of $6.5 million and a reduction in interest income of $2.5 million, partially offset by a gain on disposal of property and equipment of $0.2.

Benefit from Income Taxes

For the nine-month periods ended September 30, 2020 and 2019, the Company recorded a benefit of $5.0 million and a benefit of $0.5 million for income taxes, respectively. The effective income tax rates for the Company for the nine-month periods ended September 30, 2020 and 2019 were 23.1% and 0.14%, respectively. The variance in the effective tax rates for the nine-month period ended September 30, 2020 as compared to the nine-month period ended September 30, 2019 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, goodwill impairment for which no tax benefit can be recognized, and the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company’s state examination by the state of Massachusetts for tax periods 2016 and 2017 was completed during the period ended September 30, 2020. The Company was assessed a tax of approximately $0.2 million.

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

At September 30, 2020, we had $63.3 million of cash, cash equivalents and short-term investments, compared to $125.8 million at December 31, 2019. Our September 30, 2020 cash, cash equivalents and short-term investments balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock. In addition, we have incurred net losses of $16.5 million and $273.0 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

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
•

capital required or used for future acquisitions, to in-license new products, programs or compounds, or for research and development relating to existing or future acquired or in-licensed programs or compounds.

Based on our cash, cash equivalents and short-term investments at September 30, 2020, our recent net losses, and our obligations that are due within the next 12 months, including $69.0 million aggregate principal amount of our 2021 Notes that mature on June 15, 2021, our management has concluded that there is substantial doubt regarding our ability to meet our obligations within one year after the date the consolidated financial statements in this report are issued and, therefore, to continue as a going concern.

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

The Company assessed all terms and features of the 2024 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2024 Notes, including the conversion, put and call features. The Company concluded the conversion feature required bifurcation as a derivative. The fair value of the conversion feature derivative was determined based on the difference between the fair value of the 2024 Notes with the conversion option and the fair value of the 2024 Notes without the conversion option using a binomial model. The Company determined that the fair value of the derivative upon issuance of the 2024 Notes was $59.4 million and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the Notes on the closing date, or December 24, 2019. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. The conversion feature is measured at fair value on a quarterly basis and changes in the fair value of the conversion feature for the period will be recognized in the consolidated statements of operations. The Company performed a valuation of the derivative liability for the period ended September 30, 2020 and determined that the fair value of the derivative liability was $19.1 million representing a change of $40.3 million that is recognized in the consolidated statement of operations for the nine-month period ended September 30, 2020.

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 80,000,000 shares to 370,000,000 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options for the period ended September 30, 2020 and determined the fair value was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $0.8 million as of September 30, 2020.

The outstanding 2024 Note balance as of September 30, 2020 consisted of the following:

(In thousands)	September 30, 2020
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(72,378)
Net carrying amount	$134,622
Equity component	$18,257

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

Our outstanding 2021 Note balances as of September 30, 2020 consisted of the following:

(In thousands)	September 30, 2020
Liability component:
Principal	$69,000
Less: debt discount and debt issuance costs, net	(1,581)
Net carrying amount	$67,419
Equity component	$22,791

Non-Convertible Capital Loans

Non-convertible capital loans were granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $27.0 million as of September 30, 2020. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0.6 million as of September 30, 2020. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal is paid in equal annual installments over a 5 year period, ending January 2021.

Cash, Cash Equivalents and Investments

At September 30, 2020, cash, cash equivalents and short-term investments were approximately $63.3 million, as compared to $125.8 million at December 31, 2019. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Our short term investments consist of high-grade corporate debt securities, commercial paper and U.S. government securities with original maturities of twelve months or less at date of purchase. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our September 30, 2020 cash, cash equivalents and short-term investments balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock.

Net Cash Used in Operations

Net cash used in operations was $62.5 million for the nine-month period ending September 30, 2020. Cash used by operations for the nine-month period ended September 30, 2020 was primarily due to net loss of $16.5 million, a change in the derivative liability of $40.3 million, an increase in prepaid expenses and other assets of $16.7 million, a decrease in accounts payable, accrued expenses and other current liabilities of $13.4 million, a change in acquired contingent consideration liability of $33.5 million and non-cash royalty revenue of $8.5 million. This was partially offset by depreciation and amortization of $30.9 million, a decrease in accounts receivable of $8.7 million, a deferred tax provision of $8.8 million, amortization of debt discount and debt issuance costs of $12.2 million, and share based compensation expense of $6.5 million.

Net Cash Provided by Investing

Net cash provided by investing activities for the nine-month period ended September 30, 2020 was $54.3 million, which was due primarily to proceeds from maturity of investments of $58.4 million, partially offset by purchases of property and equipment of $4.1 million.

Net Cash Used in Financing

Net cash used in financing activities for the nine-month period ended September 30, 2020 was $1.7 million, which was primarily due to the repayment of loans payable of $0.6 million and debt issuance costs of $1.1 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 14 of our Annual report on Form 10-K for the year ended December 31, 2019. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. During the nine-month period ended September 30, 2020, commitments related to the purchase of inventory decreased as compared to December 31, 2019. As of September 30, 2020, we have inventory-related purchase commitments totaling approximately $2.5 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, convertible notes payable, senior notes, liability related to the sale of future royalties, and accounts payable. The estimated fair values of all of our financial instruments approximate their carrying values at September 30, 2020, except for the fair value of the Company’s convertible senior notes due 2021, which was approximately $55.3 million as of September 30, 2020, and the Company’s convertible senior secured notes due 2024, which was approximately $119.3 million as of September 30, 2020.

We have cash equivalents and short-term investments at September 30, 2020, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the nature of our investments in money market funds, high-grade corporate bonds, and commercial paper, the carrying value of our cash equivalents and short-term investments approximate their fair value at September 30, 2020. At September 30, 2020, we held $63.3 million in cash, cash equivalents and short-term investments which had an average interest rate of approximately 2.2%. This amount excludes the restricted cash held in escrow related to the 6% semi-annual interest payments due on the convertible senior secured notes due 2024.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the third quarter of 2020, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief, Business Operations and Principal Accounting Officer. Based on that evaluation, these officers have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief, Business Operations and Principal Accounting Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following is the restated text of certain risk factors to report changes since our publication of risk factors in our 2019 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the first and second quarters of 2020.

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

We will need to expend substantial resources for commercialization of our marketed products, including costs associated with the commercialization of Inbrija. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our convertible senior secured notes due 2024 and the remaining portion of our convertible senior notes that matures in June 2021, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to support our operations and service our debt and make necessary capital expenditures. Also, our research and development programs will not generate any revenues for the foreseeable future, if ever, because they are all in early stages, pharmaceutical development is subject to numerous risks including those described elsewhere in these risk factors, and generally we have discontinued funding our research and development pending additional progress with the Inbrija commercial launch in the U.S. As a result of these conditions, we have concluded that there is substantial doubt about our ability to meet our obligations within one year after the date the consolidated financial statements in this third quarter report are issued and, therefore, to continue as a going concern.

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

•

Side Effects: Market acceptance of Inbrija or another product may be impeded by the occurrence of any side effects, adverse reactions, customer complaints or misuse (or any unfavorable publicity relating thereto) stemming from the use of the product or identified in ongoing or future studies. As further described in our other published risk factors, FDA and EU-approved product labeling for Inbrija includes limitations, warnings and precautions, which may harm its market acceptance. For example, the Inbrija product label identifies cough as one of the most common adverse reactions observed in our clinical trials, and the risk of cough may discourage some patients from taking Inbrija, and the actual occurrence of cough has led some patients to discontinue Inbrija. Also, in the third quarter of 2020, we updated the Inbrija U.S. and EU-approved labels to add “sensation of choking immediately following administration” as a potential adverse reaction.

•

Competition: The market for Inbrija may be adversely affected by the development of products that compete with or are an alternative to Inbrija or any future products that we may develop, the timing of market entry for competing or alternative products, the perceived advantages of competing or alternative therapies over our products, and the pricing of (and reimbursement available for) our products as compared to the pricing of (and reimbursement available for) competing or alternative products. For example, Sunovion Pharmaceuticals Inc. has developed a sublingual, or under the tongue, formulation of apomorphine branded as Kynmobi that we expect to be competitive with Inbrija. Sunovion received FDA approval for Kynmobi in May 2020 for the acute, intermittent treatment of OFF episodes, and Kynmobi became available in the U.S. in September 2020.

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
•

we may be required to make product label changes; for example, in September 2020, we updated the Inbrija label to add “sensation of choking immediately following administration” as a potential adverse reaction;

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

We rely on specialty pharmacies to dispense our products, deliver customer support, and provide us with related services, and our business could be harmed and we could be subject to liabilities if these services are performed inadequately or in a manner that does not comply with applicable laws and regulations.

A specialty pharmacy is a pharmacy that specializes in the dispensing of injectable, infused or certain other medications typically for complex or chronic conditions, including Parkinson’s disease and multiple sclerosis, which often require a high level of patient education and ongoing management. Most of our Inbrija and Ampyra sales are sold through specialty pharmacies, and sales of these products are highly dependent on the performance of these specialty pharmacies.

The use of specialty pharmacies involves risks, including, but not limited to, risks that these specialty pharmacies:

•	do not provide us with accurate or timely information regarding their inventories or the number of patients who are using Inbrija or Ampyra;
•	fail to provide timely and accurate information regarding product adverse events or product complaints;
•	fail to properly administer copay mitigation programs;
•	do not effectively dispense or support Inbrija or Ampyra;
•	reduce their efforts or discontinue dispensing or supporting Inbrija or Ampyra;

•	do not devote the resources necessary to dispense Inbrija or Ampyra in a manner that meets patient needs;
•	are unable to satisfy financial obligations to us or others; or
•	lose the required licenses to distribute drugs; or cease operations.

If our specialty pharmacies do not fulfill their contractual obligations to us or fail to adequately dispense our products and deliver customer support, our product sales and business could be harmed or we could be subject to legal or regulatory liabilities or sanctions. Also, for U.S. sales of Inbrija, we are in the process of transitioning from a network of several specialty pharmacies to a single specialty pharmacy. While we believe this change has potential benefits to patients and our business, reliance on a single specialty pharmacy also potentially increases the risks described above because we would not have a backup specialty pharmacy to dispense Inbrija and provide related services if an issue arises with the single specialty pharmacy. We expect that it would take a significant amount of time if we were required to change from the single specialty pharmacy.

Furthermore, arrangements between manufacturers and specialty pharmacies can be subject to government scrutiny and challenge under fraud and abuse laws if not structured properly.

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

Inbrija (levodopa inhalation powder)/Parkinson’s Disease. Inbrija competes against other therapies approved for intermittent, or as needed, use that aim to specifically address Parkinson’s disease symptoms. Apokyn, an injectable formulation of apomorphine, is approved for the treatment of OFF periods, also known as OFF episodes. Apokyn was approved for this use in the U.S. in 2004 and in Europe in 1993. Also, Sunovion Pharmaceuticals Inc. has developed a sublingual, or under the tongue, formulation of apomorphine branded as Kynmobi that we expect to be competitive with Inbrija. Sunovion received FDA approval for Kynmobi in May 2020 for the acute, intermittent treatment of OFF episodes, and Kynmobi became available in the U.S. in September 2020.

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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 31, 2020. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 31, 2020.

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: November 6, 2020		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ David Lawrence
Date: November 6, 2020		David Lawrence Chief, Business Operations and Principal Accounting Officer