Form 10-K
period 2020-12-31
ACORDA THERAPEUTICS INC
filed 2021-03-16
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-31938

ACORDA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3831168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Saw Mill River Road, Ardsley, New York	10502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 347-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	ACOR	Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value (based on the closing price on that date) of the registrant's voting stock held by non-affiliates was $34,723,350. For purposes of this calculation, we have excluded shares of common stock held by directors, officers and stockholders reporting ownership on Schedule 13D (or amendments thereto) that exceeds five percent of the common stock outstanding at June 30, 2020. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of March 4, 2021, the registrant had 9,489,873 shares of common stock, $0.001 par value per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement for its 2021 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance.

Part III, Item 11, Executive Compensation.

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence.

Part III, Item 14, Principal Accounting Fees and Services.

ACORDA THERAPEUTICS, INC.

2020 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: we may not be able to successfully market Ampyra, Inbrija or any other products under development; the COVID-19 pandemic, including related quarantines and travel restrictions, and the potential for the illness to affect our employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures; risks associated with the trading of our common stock and our reverse stock split; risks related to our workforce, including our ability to realize the expected benefits of our corporate restructuring; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; competition for Inbrija, Ampyra and other products we may develop and market in the future, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra (dalfampridine) following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija (levodopa inhalation powder) or from our other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this Annual Report, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

Company Overview and Highlights

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

Inbrija

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately 25% of Medicare plan lives. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. Net revenue for Inbrija was $24.2 million for the year ended December 31, 2020. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. Effective January 1, 2021, Acorda was granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK which is subject to certain administrative filings that are due by December 31, 2021. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

Ampyra

Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $98.1 million for the year ended December 31, 2020.

On October 30, 2020, we received a $15 million milestone payment from Biogen International GmbH under our license and collaboration with Biogen. Biogen markets Ampyra outside the U.S. as Fampyra. We became entitled to the milestone payment based on Biogen’s ex-U.S. net sales of Fampyra exceeding $100 million over the four consecutive quarters ending with the third quarter of 2020. This payment was recorded as milestone revenue in the third quarter. We retained approximately $14 million of the milestone payment net of our payment obligations to another party.

Convertible Notes

In December 2019, we announced the successful completion of a private exchange of $276 million of our convertible senior notes due in 2021 in exchange for a combination of approximately $207 million aggregate principal amount of newly-issued convertible senior secured notes due 2024 and $55.2 million in cash. The convertible senior secured notes due 2021 have an adjusted conversion price of approximately $21.00 per share. As a result of the exchange, approximately $69 million of convertible senior notes due in 2021, with an adjusted conversion price of approximately $255.35, remain outstanding.

Addressing the remaining portion of the convertible notes due 2021 is a top priority in addition to our focus on the Inbrija launch. More information about the terms and conditions of the 2021 and 2024 convertible notes is set forth in Note 9 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

Sale of Chelsea, Massachusetts Manufacturing Operations

In February 2021, we completed the sale of our Chelsea, Massachusetts manufacturing operations to Catalent Pharma Solutions. Pursuant to the transaction, Catalent paid us $80 million in cash, resulting in net proceeds to us of approximately $74 million after transaction fees and expenses and settlement of customary post-closing adjustments. In connection with the sale of the manufacturing operations, we entered into a long-term, global manufacturing services agreement with a Catalent affiliate for the supply of Inbrija. As part of the transaction, Catalent hired substantially all of our prior employees at the Chelsea facility as well as certain of our other employees at our Waltham, Massachusetts facility. We intend to use the net proceeds received from the transaction for general corporate purposes, subject to compliance with the terms of the 2024 notes, which may include funding capital expenditures and the repayment of indebtedness. Also, we expect to save approximately $10 million in annual operating expenses related to the operation of the manufacturing facility. More information about the Catalent transaction is set forth below under Catalent Transaction. See Note 7 to our Consolidated Financial Statements included in this report for additional information on the assets classified as held for sale as a result of the transaction.

Financial Management

In January 2021, we announced a corporate restructuring to reduce costs and focus our resources on Inbrija, which is our key strategic priority for 2021. As part of the restructuring, we reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of our Chelsea manufacturing operations). All of the reduction in personnel will take place in the first quarter of 2021. As a result, we expect to realize estimated annualized cost savings related to headcount reduction of approximately $6 million beginning in the second quarter of 2021. We estimate that we will incur approximately $3.2 million of pre-tax charges, substantially all of which will be cash expenditures, for severance and other employee separation-related costs in the first quarter of 2021.

In January 2021, we entered into an At The Market (ATM) Offering Agreement with H.C. Wainwright & Co., LLC as sales agent. Pursuant to the ATM agreement, we may offer and sell shares of our common stock having an aggregate value of up to $15.25 million in an at-the-market offering, subject to a 3% sales commission payable to H.C. Wainwright. If we elect to use the ATM agreement, H.C. Wainwright would be obligated to use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares in accordance with our instructions (including as to price, time or size limit or other parameters or conditions that we may impose).

On July 13, 2020, we received a U.S. income tax refund from the Internal Revenue Service of approximately $12.4 million plus interest of $0.3 million, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Under the CARES Act, among other things, net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to the preceding five years to apply against taxable income reported in such years. Pursuant to this provision of the CARES Act, the Company was eligible to carry back 2019 net operating losses to tax years 2017 and 2018, resulting in the refund.

As of December 31, 2020, we had cash, cash equivalents, short-term investments and restricted cash of approximately $102.9 million. Restricted cash includes $31.1 million in escrow related to the 6% semi-annual interest portion of the convertible senior secured notes due 2024, payable in cash or stock. As further described in Note 9 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, if we are permitted under the notes indenture and we elect to pay interest due in stock, the cash equivalent will be released from escrow. In December 2020, we issued 1,484,871 shares to the holders of the 2024 notes in satisfaction of approximately $6.2 million in interest due on December 1, 2020, and a corresponding amount was released from the escrow in late December 2020.

Nasdaq Listing Rules and Reverse Stock Split

On January 19, 2021, we received a letter from The Nasdaq Stock Market, LLC notifying us that we had regained compliance with Listing Rule 5450(a)(1), which requires that listed securities maintain a minimum closing bid price of at least $1.00 per share (the “Minimum Bid Requirement”). We regained compliance with the Minimum Bid Requirement based on the closing bid price of our common stock on the Nasdaq Global Select Market between January 4, 2021 and January 15, 2021. We had previously been notified, on July 23, 2020, of our non-compliance with the Minimum Bid Requirement.

On December 31, 2020, we filed an amendment to our Certificate of Incorporation which effected, as of 4:01 p.m. Eastern Time on December 31, 2020, a 1-for-6 reverse stock split of the shares of our outstanding common stock and proportionate reduction in the number of authorized shares of our common stock from 370,000,000 to 61,666,666. Our Board of Directors approved the reverse stock split as part of plan to regain compliance with the Minimum Bid Requirement. The reverse stock split had previously been authorized by our stockholders at a special meeting convened on July 31, 2020.

Our common stock began trading on a split-adjusted basis on The Nasdaq Global Select Market commencing upon market open on January 4, 2021. The common stock continued to trade under the symbol “ACOR” after the reverse stock split became effective. The reverse stock split applied equally to all outstanding shares of the common stock and did not modify the rights or preferences of the common stock. The reverse stock split also resulted in a corresponding adjustment to outstanding equity awards as well as shares reserved for future issuance under our incentive compensation plans.

All figures in this report relating to shares of our common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the 1-for-6 reverse stock split of our common stock.

COVID-19 Pandemic

Our business and financial condition have been impacted by, and are subject to risks resulting from, the COVID-19 (novel coronavirus) pandemic. The COVID-19 pandemic has caused significant disruptions in the healthcare industry. The duration of the pandemic is difficult to predict, and it is likely to have ongoing impacts as it continues. The travel restrictions, “shelter in place” orders, quarantine policies, and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. We believe these factors contributed to volatility in new Inbrija prescriptions during 2020.

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

Catalent Transaction

In February 2021, we completed the sale of our Chelsea, Massachusetts manufacturing operations to Catalent Pharma Solutions. Pursuant to the transaction, Catalent paid us $80 million in cash, resulting in net proceeds to us of approximately $74 million after transaction fees and expenses and settlement of customary post-closing adjustments. In connection with the sale of the manufacturing operations, we entered into a long-term, global manufacturing services agreement with a Catalent affiliate for the supply of Inbrija. As part of the transaction, Catalent hired substantially all of our prior employees at the Chelsea facility as well as certain of our other employees at our Waltham, Massachusetts facility. We intend to use the net proceeds received from the transaction for general corporate purposes, subject to compliance with the terms of the 2024 notes, which may include funding capital expenditures and the repayment of indebtedness. Also, we expect to save approximately $10 million in annual operating expenses related to the operation of the manufacturing facility.

Asset Purchase Agreement

The Catalent transaction was completed pursuant to an asset purchase agreement that we entered into with Catalent in January 2021. Pursuant to the Catalent asset purchase agreement, upon completion of the sale of the manufacturing operations, Catalent assumed our existing lease to the Chelsea facility, acquired the manufacturing equipment and related manufacturing operations located at our Chelsea manufacturing facility, and acquired certain assets located at our Waltham, Massachusetts facility. Under the asset purchase agreement, both we and Catalent agreed to indemnify the other party for losses arising from certain breaches of the asset purchase agreement and other specified liabilities, subject to certain limitations. In connection with completion of the sale of the manufacturing operations, we and Catalent entered into certain additional ancillary agreements, including the Inbrija supply agreement, a transitional services agreement and certain other customary agreements.

Manufacturing Services Agreement

The Catalent manufacturing services agreement provides that Catalent will manufacture Inbrija (levodopa inhalation powder), to our specifications, and we will purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China.

The manufacturing services agreement, unless earlier terminated, will continue until December 31, 2030, and will be automatically extended for successive two-year periods unless either we or Catalent provides the other party with at least 18-months’ prior written notice of non-renewal. Either party may terminate the manufacturing services by written notice under certain circumstances, including material breach by the other party (subject to specified cure periods) or the insolvency of the other party. We may also terminate the manufacturing services agreement upon certain specified regulatory events and for convenience upon 180 days’ prior written notice, subject to payment of a specified substantial termination fee.

Under the manufacturing services agreement, we agreed to purchase from Catalent at least $16 million of Product in 2021 (pro-rated for a partial year) and $18 million of Product from 2022 through 2030 (and an additional amount in the last year in the case of such a proration), subject to reduction in certain cases. We will be obligated to provide Catalent with a rolling 24-month forecast of production requirements, a portion of which will be considered a binding, firm order by us. Catalent will be required to reserve sufficient capacity for the manufacture of a specified amount of Inbrija per year, with such capacity reservation to be reviewed on an annual basis.

In addition, the manufacturing services agreement grants to Catalent a non-exclusive, paid-up, royalty-free, non-transferrable, non-assignable, non-sublicensable license to certain of our intellectual property in order to enable the manufacture of Inbrija. Catalent has granted to us a worldwide, perpetual, irrevocable, non-exclusive, paid-up, royalty-free, assignable and sublicensable license to certain of its intellectual property as reasonably necessary to allow us to commercialize Inbrija.

The manufacturing services agreement contains customary representations, warranties and covenants, including with respect to the ownership of any intellectual property created pursuant to the manufacturing services agreement, as well as provisions relating to ordering, payment and shipping terms, regulatory matters, reporting obligations, indemnity, confidentiality and other matters.

Our Strategy

Our long-term strategy is to grow as a fully integrated biopharmaceutical company and to become a leading neurology company dedicated to the identification, development and commercialization of therapies that restore function and improve the lives of people with neurological disorders. For 2021, our strategic priorities include:

•

Accelerate Inbrija (levodopa inhalation powder) Growth: Driving the commercial success of Inbrija, by continuing our efforts to enhance patient experience, re-engage physicians as the COVID-19 pandemic recedes, and seeking opportunities to commercialize Inbrija outside the U.S.

•	Maintain Ampyra Strength: Continuing to support the Ampyra franchise, including activities intended to maintain brand loyalty and market access.

•	Optimize Financial Structure: Focusing on financial discipline and optimizing our cost structure, and addressing the remaining $69 million portion of our convertible senior notes due in June 2021.
•	Leverage ARCUS Platform: Building on the ARCUS technology platform by seeking collaborations with companies for other potential indications for ARCUS.

Our Products and Product Pipeline

Commercial Products	Indication	Status	Marketing Rights
Inbrija (levodopa inhalation powder)	Parkinson’s disease OFF periods/episodes	FDA and EMA-approved and marketed in the U.S.	Acorda/Worldwide; seeking to out-license/partner outside of the U.S.
Ampyra (dalfampridine)	MS	FDA-approved and marketed in the U.S.	Acorda (U.S.)
Fampyra* (fampridine)	MS	Approved in a number of countries across Europe, Asia and the Americas	Biogen (outside U.S.)
Selincro** (nalmefene)	Alcohol Dependence	EMA-approved	Lundbeck

Research and Development Programs	Proposed Therapeutic Area(s)	Stage of Development	Marketing Rights
ARCUS for acute migraine	Acute migraine	Research stage; further development into potential new ARCUS applications in migraine deferred	Acorda/Worldwide
Cimaglermin alfa	Heart failure	Phase 1b clinical trial hold lifted in April 2017; further development deferred; potentially available for partnering or out-licensing	Acorda/Worldwide
rHIgM22	Multiple Sclerosis	Phase 1 trial completed; further development deferred; potentially available for partnering or out-licensing	Acorda/Worldwide

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

Inbrija (levodopa inhalation powder)

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately 25% of Medicare plan lives. Net revenue for Inbrija was $24.2 million for the year ended December 31, 2020. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. Effective January 1, 2021, Acorda was granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK which is subject to certain administrative filings that are due by December

31, 2021. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, which we are supplementing with sales representatives provided by a contract commercial organization. Inbrija is distributed in the U.S. primarily through: Alliance Rx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). During 2020, we transitioned from a network of several specialty pharmacies to Walgreens as the sole specialty pharmacy for U.S. sales of Inbrija, which we believe has potential benefits to patients and our business. Our neuro-specialty sales and marketing team includes our own sales representatives as well as established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information to payers and physicians on our marketed products; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives. Our sales representatives (with the contracted representatives) are targeting approximately 5,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Our Inbrija launch activities are focused on physician awareness and market access as well as patient awareness, education and training.

We have established Prescription Support Services for Inbrija, which we sometimes refer to as the Inbrija hub. Prescription Support Services is designed to help patients navigate their insurance coverage and offer reimbursement support services, when appropriate. Services fall into one of these categories: insurance verification, to research patient insurance benefits and confirm insurance coverage; prior authorization support, to identify prior authorization requirements; and appeals support. For patients that may need assistance paying for their medication, Prescription Support Services offers several support options, including: a program that provides no cost medication to patients who meet specific program eligibility requirements; co-pay support, which may help commercially insured (non-government funded) patients lower their out-of-pocket costs; and a bridge program, for federally-insured patients who experience a delay in coverage determination. We have implemented a no-cost sample program, available at physician offices, to enable patients and their physicians to assess the value of Inbrija before the patient incurs out-of-pocket co-pay or co-insurance costs. In addition, we have implemented a free trial program, available through the Inbrija hub, for commercially insured patients who cannot access the free samples because of offices and institutions that have policies that prohibit samples.

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

Ampyra

Ampyra (dalfampridine) is an oral drug approved by the FDA in January 2010 as a treatment to improve walking in adults with multiple sclerosis. This was demonstrated by an increase in walking speed. Ampyra demonstrated efficacy in people with all four major types of multiple sclerosis (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra can be used alone or with concurrent medications, including immunomodulatory drugs. The majority of patients in our two Phase 3 clinical trials for Ampyra (63%) were taking immunomodulatory drugs (interferons, glatiramer acetate, or natalizumab). Ampyra is an extended release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which had previously been referred to as fampridine. Dalfampridine is a potassium channel blocker. In animal studies, dalfampridine has been shown to increase conduction of nerve signals in demyelinated axons through blocking of potassium channels. The mechanism by which dalfampridine exerts its therapeutic effect has not been fully elucidated.

Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $98.1 million for the year ended December 31, 2020.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones. In October 2020, we received a $15 million milestone payment from Biogen based on ex-U.S. net sales exceeding $100 million over the four consecutive quarters ending with the third quarter of 2020. This payment was recorded as milestone revenue in the third quarter. We retained approximately $14 million of the milestone payment net of our payment obligations to another party. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, if ever, we will not receive Fampyra royalties although we retained the right to receive any potential future milestone payments, including the milestone payment described above. The HCRP transaction is accounted for as a liability, as described in Note 10 to our Consolidated Financial Statements included in this report.

Ampyra Patent Update

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Nullity actions have been filed in Germany against both of the German national patents derived from EP 1732548 and EP 2377536 by ratiopharm GmbH, a generic manufacturer affiliated with Teva. Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in 2021.

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

Our ARCUS development has been focused on a program for acute treatment of migraine. Existing oral therapies for migraine can be associated with slow onset of action and gastrointestinal challenges. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration. We have been evaluating therapeutic candidates for their suitability to move forward with this program. Due to our three restructurings since 2017 and associated cost-cutting measures, we have deferred consideration of further investment into potential new ARCUS applications in migraine pending additional progress with the Inbrija commercial launch in the U.S.

Should we decide in the future to make investments in any ARCUS development program, we would be reliant on Catalent Pharma Solutions for the manufacture of product for that program. Our global supply agreement with Catalent does not provide for the terms and conditions under which Catalent would supply any product or product candidate other than Inbrija. We would be unable to advance the development of any ARCUS inhaled therapeutic candidate unless Catalent is willing to manufacture the candidate for us on commercially reasonable terms. Also, due to reductions in force, employee attrition and the 2021 sale of our Chelsea manufacturing operations, we believe we lack certain personnel needed for, and would need to hire replacements before continuing with, this research and development work.

In July 2015, the Bill & Melinda Gates Foundation awarded us a grant to support the development of a formulation and delivery system for a dry powder version of lung surfactant, a treatment for neonatal respiratory distress syndrome, or nRDS. In collaboration with the Massachusetts Institute of Technology, we developed a formulation and delivery device based on our proprietary ARCUS drug delivery technology. nRDS is a condition affecting prematurely born infants in which their lungs are underdeveloped and thus lack a sufficient amount of lung surfactant. It can be fatal, or lead to severe, chronic health issues caused by a lack of oxygen getting to the baby’s brain and other organs. Delivering liquid surfactant to the lungs via intubation is the standard of care. We believe that our formulation and delivery system may present a more practical alternative for use in developing areas of the world, where intubation poses numerous problems. Based on achievement of pre-clinical proof of concept, the foundation expanded the funding to include pre-IND development, including an additional grant of approximately $2.08 million in 2020 to continue this work. This program is not aimed at developing a commercial product, but our work on this program could potentially generate information that is useful for adapting the ARCUS drug delivery technology to commercial pediatric uses. We expect all current grant-funded work to be completed in the first half of 2021. We are evaluating next steps for our continuing involvement in this program as it transitions past the grant-funding stage and in light of the sale of our Chelsea manufacturing operations and other factors.

Other Research and Development Programs

Our other research and development programs include rHIgM22 and cimaglermin alfa. rHIgM22 is a remyelinating antibody that is a potential therapeutic for multiple sclerosis. Data from a Phase 1 safety and tolerability trial showed that a single dose of rHIgM22 was not associated with any safety signals. The study was not powered to show efficacy and exploratory measures showed no difference between the treatment groups. Cimaglermin alfa is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure. We initiated a Phase 1b clinical trial assessing three doses of cimaglermin alfa in people with heart failure, but discontinued enrollment and then received an FDA clinical hold based on the occurrence of a case of hepatotoxicity (liver injury). The FDA clinical hold was lifted after we presented additional data on the hepatotoxicity, but we have not since restarted any clinical study of cimaglermin alfa. We are considering next steps for these programs, which could include potential partnering or out-licensing, but due to our three restructurings since 2017 and associated cost-cutting measures, we have deferred consideration of any further investment pending additional progress with the Inbrija commercial launch in the U.S.

Sales, Marketing and Market Access

Inbrija (levodopa inhalation powder)

Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, which we are supplementing with sales representatives provided by a contract commercial organization. Inbrija is distributed in the U.S. primarily through:  Alliance Rx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). During 2020, we transitioned from a network of several specialty pharmacies to Walgreens as the sole specialty pharmacy for U.S. sales of Inbrija, which we believe has potential benefits to patients and our business. Our neuro-specialty sales and marketing team includes our own sales representatives as well as established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information to payers and physicians on our marketed products; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives. Our sales representatives (with the contracted representatives) are targeting approximately 5,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Our Inbrija launch activities are focused on physician awareness and market access as well as patient awareness, education and training.

We have established Prescription Support Services for Inbrija, which we sometimes refer to as the Inbrija hub. Prescription Support Services is designed to help patients navigate their insurance coverage and offer reimbursement support services, when appropriate. Services fall into one of these categories: insurance verification, to research patient insurance benefits and confirm insurance coverage; prior authorization support, to identify prior authorization requirements; and appeals support. For patients that may need assistance paying for their medication, Prescription Support Services offers several support options, including: a program that provides no cost medication to patients who meet specific program eligibility requirements; co-pay support, which may help commercially insured (non-government funded) patients lower their out-of-pocket costs; and a bridge program, for federally-insured patients who experience a delay in coverage determination. We have implemented a no-cost sample program, available at physician offices, to enable patients and their physicians to assess the value of Inbrija before the patient incurs out-of-pocket co-pay or co-insurance costs. In addition, we have implemented a free trial program, available through the Inbrija hub, for commercially insured patients who cannot access the free samples because of offices and institutions that have policies that prohibit samples.

Ampyra

Ampyra is marketed in the U.S. through our own specialty sales force and commercial infrastructure, which we are supplementing with sales representatives provided by a contract commercial organization, and is distributed in the U.S. primarily through a network of specialty pharmacies, which deliver the medication to patients by mail. We have contracted with a third party organization with extensive experience in coordinating patient benefits to run Ampyra Patient Support Services, or APSS, a dedicated resource that coordinates the prescription process among healthcare providers, people with multiple sclerosis, and insurance carriers. We have a 60-day free trial program that provides eligible patients with two months of Ampyra at no cost. We are evaluating the level of our continuing investment in certain Ampyra sales and marketing programs, including our free trial program and APSS, due to the introduction of generic competition and corresponding decline in Ampyra sales.

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

Civitas has the right to terminate the Alkermes agreement at any time upon giving 90 days’ written notice. The Alkermes agreement may also be terminated by either party with respect to certain specified uncured breaches following notice and the expiration of a cure period.

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

In consideration for the rights granted to Biogen under the Collaboration Agreement, we were entitled to a non-refundable upfront payment of $110.0 million as of June 30, 2009, which was received in July 2009. Also, in August 2011, we received a $25 million milestone payment from Biogen for approval of Fampyra in the EU. Under our separate license and supply agreements with Alkermes, in 2009 we paid Alkermes $7.7 million of the $110 million upfront Biogen payment and in 2011 we paid Alkermes $1.8 million of the $25 million Biogen milestone payment. We are entitled to receive additional payments from Biogen of up to $10 million based on the successful achievement of future regulatory milestones and up to $340 million based on the successful achievement of future sales milestones. On October 30, 2020, we received a $15 million milestone payment from Biogen based on Biogen’s ex-U.S. net sales of Fampyra exceeding $100 million over the four consecutive quarters ending with the third quarter of 2020. This payment was recorded as milestone revenue in the third quarter. We retained approximately $14 million of the milestone payment net of our payment obligations to another party.

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

Manufacturing and Supply

Inbrija (levodopa inhalation powder)

Chelsea Manufacturing Facility

All commercial supply of Inbrija is currently manufactured at Catalent’s Chelsea, Massachusetts manufacturing facility, which was transferred to Catalent in February 2021 in connection with our sale to Catalent of our Chelsea manufacturing operations. In connection with the sale, we entered into a long-term, global manufacturing services (supply) agreement with a Catalent affiliate pursuant to which they have agreed to manufacture Inbrija for us at the Chelsea facility. Under the supply agreement, which is further described below under Catalent Manufacturing Services Agreement, Catalent is our exclusive Inbrija supplier other than for sale in China.

Catalent may need expanded manufacturing capacity at the Chelsea facility to meet demand depending on the timing and extent of sales growth. In 2018, prior to the sale of the Chelsea manufacturing operations, we initiated a renovation and expansion of the Chelsea facility that increased the size of the facility from approximately 90,000 to approximately 95,000 square feet. The project added a new manufacturing production line for Inbrija that has greater capacity than the existing manufacturing line, and it has created additional warehousing space for manufactured product. Although the project was substantially completed in late 2019, the expansion does not yet have all of the approvals needed for use of the new production line for commercial manufacture, such as approvals from the FDA, Massachusetts state environmental permits, and approvals from other regulatory authorities. Also, manufacturing scale-up generally is subject to significant risks related to process development and manufacturing yields, which is especially true for the manufacture of a product such as Inbrija which involves a highly specialized spray drying and capsule filling process. Lastly, the expanded Chelsea facility will have to continue to comply with cGMP requirements, as described above in these risk factors, as well as other applicable environmental, safety, and other governmental permitting requirements.

If Catalent is unable to complete the expansion of the facility in a timely manner or there is unexpected demand for commercial quantities of Inbrija, there could be a supply shortage that would harm our commercialization of Inbrija. If we need the expanded capacity but Catalent is delayed in or prevented from completing the expansion and obtaining necessary regulatory approvals, we may need to seek another party to manufacturer additional Inbrija supply for us. As further discussed below, there can be no assurance that we could identify another third party that would be capable and willing to manufacture for us on commercially reasonable terms, if at all, or that they could supply us with product in sufficient quantities on a timely basis to meet our needs. If we cannot obtain increased supply of Inbrija from expanded capacity at the Chelsea facility or engaging another third party manufacturer, we may not be able to meet demand for Inbrija and our ability to commercialize Inbrija could be harmed. Also, even if we do obtain Inbrija from another supplier, we may be unable to offset the costs of alternate supply against our minimum purchase commitments under the Catalent manufacturing services agreement, as further described below.

Furthermore, if Catalent were to lose the use of the facility or equipment, the manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead time and substantial additional funds. The facility may be affected by natural disasters, such as floods or fire, or Catalent may lose the use of the facility due to manufacturing issues that arise, such as contamination or regulatory concerns following a regulatory inspection of the facility. Catalent may also unexpectedly experience manufacturing issues as the unintended result of activities occurring at the facility unrelated to Inbrija manufacture. In the event of a loss of the use of all or a portion of the facility or equipment for the reasons stated above or any other reason, Catalent would be unable to manufacture Inbrija until such time as the facility or equipment could be repaired or rebuilt or they are able to address other manufacturing issues at the facility. Any such interruptions in their ability to manufacture Inbrija would harm our business. Even if Catalent does not suffer a loss of the facility or equipment within the facility, manufacturing operations can experience intermittent interruptions due to the need for routine or unexpected maintenance, inspection and repairs of the facility or the equipment, and, depending on their frequency and duration, these intermittent interruptions could also harm our business.

We do not currently have back-up manufacturing capability at another facility and there are only limited third party manufacturers that we believe would be capable of manufacturing Inbrija or other ARCUS inhaled therapeutic products or product candidates. If the need arises to obtain supply from another third party manufacturer, there can be no assurance that we could identify a third party that would be capable and willing to manufacture for us on commercially reasonable terms, if at all, or that they could supply us in sufficient quantities on a timely basis to meet our needs. Engaging a third party manufacturer to supply ARCUS products or product candidates would likely be a lengthy process due to the complexity and substantial regulation of the manufacturing processes involved. Also, engaging a third party would require the sharing of proprietary information, which increases the risk of unauthorized use or disclosure of that information and potential harm to our business for which we may not have an adequate remedy. If we are successful in engaging a third party manufacturer, they may not perform their obligations to us and/or they may be unable or unwilling to establish or increase production capacity commensurate with our needs. Also, third party manufacturers and suppliers are subject to their own operational and financial risks that are outside of our control, including macro-economic conditions that may cause them to suffer liquidity or operational problems and that could interfere with their business operations.

Catalent Manufacturing Services Agreement

We sold our Chelsea manufacturing operations to Catalent Pharma Solutions in February 2021. In connection with the sale, we entered into a long-term, global manufacturing services (supply) agreement with a Catalent affiliate pursuant to which they have agreed to manufacture Inbrija for us at the Chelsea facility. The manufacturing services agreement provides that Catalent will manufacture Inbrija (levodopa inhalation powder), to our specifications, and we will purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China.

The manufacturing services agreement, unless earlier terminated, will continue until December 31, 2030, and will be automatically extended for successive two-year periods unless either we or Catalent provides the other party with at least 18-months’ prior written notice of non-renewal. Either party may terminate the manufacturing services by written notice under certain circumstances, including material breach by the other party (subject to specified cure periods) or the insolvency of the other party. We may also terminate the manufacturing services agreement upon certain specified regulatory events and for convenience upon 180 days’ prior written notice, subject to payment of a specified substantial termination fee.

Under the manufacturing services agreement, we agreed to purchase from Catalent at least $16 million of Product in 2021 (pro-rated for a partial year) and $18 million of Product from 2022 through 2030 (and an additional amount in the last year in the case of such a proration), subject to reduction in certain cases. We are obligated to provide Catalent with a rolling 24-month forecast of production requirements, a portion of which will be considered a binding, firm order by us. Catalent is required to reserve sufficient capacity for the manufacture of a specified amount of Inbrija per year, with such capacity reservation to be reviewed on an annual basis.

In addition, the manufacturing services agreement grants to Catalent a non-exclusive, paid-up, royalty-free, non-transferrable, non-assignable, non-sublicensable license to certain of our intellectual property in order to enable the manufacture of Inbrija. Catalent has granted to us a worldwide, perpetual, irrevocable, non-exclusive, paid-up, royalty-free, assignable and sublicensable license to certain of its intellectual property as reasonably necessary to allow us to commercialize Inbrija.

The manufacturing services agreement contains customary representations, warranties and covenants, including with respect to the ownership of any intellectual property created pursuant to the manufacturing services agreement, as well as provisions relating to ordering, payment and shipping terms, regulatory matters, reporting obligations, indemnity, confidentiality and other matters.

Currently, we are not investing in any research and development programs pending further progress with the Inbrija launch. However, should we decide in the future to make investments in any ARCUS development program, we would be reliant on Catalent for the manufacture of product for that program. The manufacturing services agreement does not provide for the terms and conditions under which Catalent would supply any product or product candidate other than Inbrija. We would be unable to advance the development of any ARCUS inhaled therapeutic candidate unless Catalent is willing to manufacture the candidate for us on commercially reasonable terms.

Supply of Inbrija Components

Catalent, as our Inbrija supplier, is responsible for all Inbrija components other than the inhaler device and levodopa, or L-dopa, the active pharmaceutical ingredient, or API, in Inbrija. We have relied, and we expect to continue relying, on single third-parties to supply the inhaler and levodopa. We do not control how Catalent sources the other Inbrija components. Also, we rely on a single third party to package Inbrija kits after they are manufactured. Any failure or delay by a third party manufacturer, packager or supplier may delay or impair our ability to meet demand for Inbrija and could delay, prevent or impair our commercialization of Inbrija or to complete any future clinical studies that may be needed.

Although in some cases we have contracts for these requirements, we cannot be certain that those contracts will be renewed on commercially reasonable terms, if at all. We do not have contracts with the supplier of the API used in the manufacture of Inbrija, which exposes us to the risk that they could discontinue supply at any time. Manufacturers, packagers or suppliers may choose not to conduct business with us at all, or may choose to discontinue doing business with us, for example if they determine that our particular business requirements would be unprofitable or otherwise not appropriate for their business. We do not control how Catalent sources the other components of Inbrija, and our business could similarly be exposed to risk if and to the extent they rely on single source suppliers or do not have supply contracts.

Our proprietary Inbrija inhalers are manufactured using standard manufacturing processes and are shipped fully assembled to us. We own the molds and design history files for the inhalers. We currently source our proprietary Inbrija inhalers from a single third party plastic molding manufacturer for the Inbrija inhalers. Our reliance on a single third party for the manufacture of inhalers increases the risk that we will not have sufficient quantities of our inhalers or will not be able to obtain such quantities at an acceptable cost or quality, which could harm our commercialization of Inbrija. If the inhaler supplier fails to provide sufficient inhaler supply, we would need enter into alternative arrangements with a different suppler. Transition to a new inhaler supplier would be a lengthy and complex process. Among other things, we would have to revalidate the molding and assembly processes pursuant to FDA requirements and we would have to ensure that inhalers manufactured by the new supplier adhere to other applicable regulatory requirements.

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

We and Alkermes rely on a single third party manufacturer to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra, and also on a single supplier for a critical excipient used in the manufacture of Ampyra. We also rely on a single third party to package Ampyra. If these companies experience any disruption in their operations, our supply of Ampyra could be delayed or interrupted until the problem is solved or we locate another source of supply or another packager, which may not be available. We may not be able to enter into alternative supply or packaging arrangements on terms that are commercially reasonable, if at all. Any new supplier or packager would also be required to qualify under applicable regulatory requirements. Because of these and other factors, we could experience substantial delays before we are able to obtain qualified replacement products or services from any new supplier or packager.

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

Intellectual Property

We have patent portfolios relating to: Inbrija (levodopa inhalation powder); Ampyra/aminopyridines; the ARCUS drug delivery technology; cimaglermin alfa/neuregulins; and remyelinating antibodies/antibodies relating to nervous system disorders. These portfolios are composed of both our own and in-licensed patents and patent applications. Our intellectual property also includes copyrights, confidential and trade secret information as well as a portfolio of trademarks.

The intellectual property relating to our programs is owned or licensed either directly by Acorda or indirectly through a subsidiary, including for example our Civitas Therapeutics, Inc. subsidiary. Throughout this report, we may refer to any and all such intellectual property, and the corresponding research and development programs as, “our” or “Acorda’s” programs.

Inbrija (levodopa inhalation powder) and ARCUS Development Programs

The intellectual property portfolio that we acquired with Civitas has over 100 issued U.S. and foreign patents relating to Inbrija and the ARCUS drug delivery technology. This includes over 13 issued U.S. patents relating to Inbrija directed to compositions of the drug product, the inhaler, the capsule for the drug product, methods of delivery of L-dopa, and manufacturing processes. We have several patents listed in the Orange Book for Inbrija, including patents expiring between 2022 and 2032, and Inbrija is entitled to three years of new product exclusivity, through December 21, 2021, as posted in the Orange Book. We have patents in Europe for Inbrija expiring between 2022 and 2033. One of our European patents, EP 3090773B, has been opposed by an unnamed party. Inbrija also has 10 years of market exclusivity in Europe.

Ampyra/aminopyridines

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Nullity actions have been filed in Germany against both of the German national patents derived from EP 173548 and EP 2377536 by ratiopharm GmbH, a generic manufacturer affiliated with Teva. Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in 2021.

We will vigorously defend our intellectual property rights.

Cimaglermin alfa/Neuregulins

Our neuregulin portfolio includes granted and pending U.S. and foreign patent applications directed to the use of neuregulins (e.g., GGF2) to treat peripheral nerve injury, non-acute central nervous system injuries and heart failure. We are also the exclusive licensee under a license agreement with Paion AG (formerly CeNeS Pharmaceuticals, plc), of patent rights related to specific uses of specific neuregulins.

Remyelinating Antibodies/Antibodies Related to Nervous System Disorders

Acorda is the exclusive licensee of a portfolio of patents and patent applications related to a series of remyelinating antibodies and their use discovered by scientists at the Mayo Clinic. This portfolio also includes granted and pending U.S. and foreign patent applications directed to additional antibodies and their use. With regard to remyelinating antibodies, the portfolio includes granted and pending U.S. and foreign patent applications for use in combination with the additional antibodies in treating cerebral ischemia or amyotrophic lateral sclerosis.

Trademarks

In addition to patents, our intellectual property portfolio includes registered trademarks, along with pending trademark applications. We own several registered trademarks in the U.S. and in other countries. These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Biotie Therapies,” “Ampyra,” “Inbrija,” and “ARCUS.” We also have trademark registrations for “Fampyra” and “Inbrija” and pending trademark applications therefore, in numerous foreign jurisdictions. In addition, our trademark portfolio includes several trademark registrations and pending trademark applications for potential product names and for disease awareness activities.

Competition

The market for developing and marketing pharmaceutical products is highly competitive. Many biotechnology and pharmaceutical companies, as well as academic laboratories, are engaged in research, development and/or marketing of therapeutics for various neurological conditions, including Parkinson’s disease and multiple sclerosis. Many of our competitors have substantially greater financial, research and development, human and other resources than we do. Furthermore, many of these companies have significantly more experience than we do in preclinical testing, human clinical trials, regulatory approval procedures and sales and marketing.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija competes against other therapies approved for intermittent, or as needed, use that aim to specifically address Parkinson’s disease symptoms. Apokyn, an injectable formulation of apomorphine, is approved for the treatment of OFF periods, also known as OFF episodes. Apokyn was approved for this use in the U.S. in 2004 and in Europe in 1993. Also, Sunovion Pharmaceuticals Inc. has developed a sublingual, or under the tongue, formulation of apomorphine branded as Kynmobi that is competitive with Inbrija. Sunovion received FDA approval for Kynmobi in May 2020 for the acute, intermittent treatment of OFF episodes, and Kymobi became available in the U.S. in September 2020.

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

Ampyra/MS

Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

Current disease management approaches to MS are classified either as relapse management, disease course management, or symptom management approaches. For relapse management, the majority of neurologists treat sudden and severe relapses with a four-day course of intravenous high-dose corticosteroids. Many of these corticosteroids are available generically. For disease course management, there are a number of FDA-approved MS therapies that seek to modify the immune system. These treatments attempt to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS, though their precise mechanisms of action are not known. These products include Avonex, Tysabri, Plegridy and Tecfidera from Biogen, Betaseron from Bayer AG, Copaxone from Teva Pharmaceutical Industries, Ltd., Rebif from Merck Serono, Gilenya and Extavia from Novartis AG, Aubagio and Lemtrada from Genzyme Corporation (a Sanofi company), Glatopa from Sandoz International GmbH (a Novartis AG company), Zinbryta from Biogen and AbbieVie, Rituxan from F. Hoffman-La Roche AG, and Zeposia from BristolMyersSquibb.

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

Post-Approval Regulation

Any products manufactured or distributed in the U.S. by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including requirements relating to record-keeping, labeling, packaging, reporting of adverse experiences and other reporting, advertising and promotion, distribution, cGMPs, and import/export, as well as any other requirements imposed by the applicant’s NDA or BLA. The FDA's rules for advertising and promotion require, among other things, that our promotion be truthful, fairly balanced and adequately substantiated, and that our labeling bears adequate directions for all intended uses of the product. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug, require post-approval studies or clinical trials, or impose a REMS post-approval if it becomes aware of new safety information that the agency believes impacts the drug’s safety profile. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Foreign drug manufacturers must comply with similar local requirements and may be subject to inspections by the FDA or local regulatory agencies. We cannot be certain that we or our present or future suppliers will be able to comply with cGMPs and other regulatory requirements. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

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

The FDA's policies may change and additional U.S. or foreign government laws and/or regulations may be enacted which could impose additional burdens or limitations on our ability to obtain approval of our product candidates or market our products after approval. Moreover, increased attention to the containment of healthcare costs in the U.S. and in foreign markets could result in government scrutiny or new regulations that could harm our business. For example, significant price increases in recent years by certain drug manufacturers have received considerable scrutiny from U.S. Congress, in some cases forcing those companies to dramatically reduce those prices. There continues to be political pressure at both the U.S. federal and state levels related to drug pricing and drug transparency that could result in legislative or administrative actions, such as the State of California’s passage of SB 17 in 2017, or at a minimum continued scrutiny. California SB 17, for example, put in place new state reporting and notification requirements for manufacturers related to drug pricing, which became effective January 1, 2018. In May 2018, the former Trump presidential administration issued "American Patients First," a multi-faceted blueprint to lower drug prices and subsequently took administrative steps to implement the blueprint, including through proposing sweeping demonstration projects aimed at putting downward pressure on drug prices. In addition, members of Congress have indicated an interest in legislative measures designed to lower drug costs. The new Biden administration has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

On September 19, 2019, the European Commission granted a marketing authorization to Inbrija, for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. This marketing authorization was granted through the centralized procedure and is therefore valid throughout the EEA. The marketing authorization is valid for five years and once renewed is usually valid for an unlimited period thereafter. If a product approved under the centralized procedure is not marketed in at least one EU member state within three years of the grant of the marketing authorization, the marketing authorization lapses under the EU’s sunset rules.

Products such as Inbrija that combine a drug and device co-packaged in a single presentation are regulated under the EU’s medicines rules and approved under a single marketing authorization. As part of the marketing authorization process, the applicant must demonstrate to EU regulators that the device component conforms with the essential legal requirements for medical devices under EU law and, accordingly, bears the CE-mark. Currently, the essential requirements are contained in the EU Medical Device (Directive 98/79/EC), or MDD. As of May 26, 2021, the Medical Device Directive will be repealed and replaced by the new EU Medical Device Regulation (Regulation (EU) 2017/745), or MDR, and the essential requirements for medical devices set out therein will apply from that date, subject to a transitional period. The transitional period applies to medical devices whose certificates of conformity were issued by a notified body under the MDD after May 25, 2017. The transitional period permits devices to be placed on the market under such circumstances until the sooner of (i) the date of expiry of the certificate; or (ii) a long stop date of May 27, 2024.

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

As in the U.S., EU law and the regulatory systems in EU member states tightly regulate the advertising and promotion of medicinal products. Unlike in the U.S., EU law prohibits the advertising of prescription-only medicinal products (such as Inbrija) directly to patients or the general public. Advertising to healthcare professionals is permitted, provided certain conditions are met. Certain activities fall outside the scope of EU medicines advertising rules, such as direct responses to requests for information and the dissemination of factual, informative non-promotional announcements and reference material. All advertising for a medicine must be consistent with the product’s approved Summary of Product Characteristics, or SmPC, factual, accurate, balanced and non-misleading. Advertisements to healthcare professionals must adhere to certain specific requirements. For example, the provision of inducements to healthcare professionals designed to promote the prescription, supply, sale or consumption of medicinal products is not permitted, and some member states have expanded this prohibition to cover inducements to healthcare organizations. The promotion of a medicine pre-approval is prohibited as is the promotion of off-label use and promotion that is inconsistent with the product’s SmPC. While EU law provides a framework for medicines advertising rules, national laws, guidance and regulatory codes (or self-regulatory codes) can lead to differences in approach at the national level.

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

Under the Sunshine Act provisions of the Affordable Care Act (ACA), pharmaceutical manufacturers are subject to federal reporting requirements with regard to payments or other transfers of value made to physicians and teaching hospitals. Reports submitted under these requirements are placed on a public database. Pharmaceutical manufacturers are required to submit reports to CMS annually. Beginning with reports submitted in 2022 (for calendar year 2021), the Sunshine Act will also apply to payments to physician assistants and advance practice nurses. Similarly, the ACA requires pharmaceutical manufacturers to annually report to FDA samples of prescription drugs requested by and distributed to healthcare providers. The law does not state whether these sample disclosures will be made publicly available, and the FDA has not provided any additional guidance as to how the data will be used.

Our research and development and manufacturing activities are subject to numerous environmental, health and safety laws and regulations, including, among other matters, those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous substances; the exposure of persons to hazardous substances; the release of pollutants into the air and bodies of water; and the general health, safety and welfare of employees and members of the public. Our research and development and manufacturing activities and the activities of our third party manufacturers involve the use of hazardous substances, and the risk of injury, contamination or noncompliance with the applicable environmental, health and safety requirements cannot be eliminated. We may incur significant costs to comply with such laws and regulations now or in the future. Although compliance with such laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position, environmental, health and safety laws and regulations have tended to become increasingly stringent and, to the extent legal or regulatory changes occur in the future, they could result in, among other things, increased costs to us.

Reimbursement and Pricing Controls

In many of markets where we or a collaborator markets or may potentially market one of our approved products, the prices of pharmaceutical products are subject to direct price controls, by law, and to drug reimbursement programs with varying price control mechanisms.

In the U.S., there has been an increased focus on drug pricing in recent years. Although there are currently no direct government price controls over private sector purchases in the U.S., federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to certain public healthcare programs, such as Medicaid, in order for the drugs to be eligible for reimbursement under those programs. Various states have adopted further mechanisms under Medicaid and other programs that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the marketplace that increases downward pressure on the prices of pharmaceutical products. Recent heightened scrutiny of the prices of several drug products have led to numerous other proposals, at both the federal and state level, to address perceived issues related to drug pricing and drug transparency. Several other states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising pricing and other information related to price increases. In May 2018, the former Trump presidential administration issued "American Patients First," a multi-faceted blueprint to lower drug prices and subsequently took administrative steps to implement the blueprint, including through proposing sweeping demonstration projects aimed at putting downward pressure on drug prices. On November 20, 2020, CMS issued an interim final rule through the CMS Innovation Center whereby Medicare Part B reimbursement for “certain high-cost prescriptions drugs” would be no more than most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In addition, members of the U.S. Congress have indicated an interest in legislative measures designed to lower drug costs. The new Biden administration has indicted that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

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

In December 2017, portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017, and other aspects of the ACA may be altered or repealed by future legislation. In December 2018, a U.S. federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional and therefore the entire law to be invalid. In December 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the ruling regarding the individual mandate, but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain invalid. The case is currently under consideration by the U.S. Supreme Court and a decision is expected by Summer 2021. Public and private healthcare payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private healthcare payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA and/or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA.

Different pricing and reimbursement schemes exist in other countries. There is extensive regulation of pharmaceutical pricing and reimbursement through health systems that fund a large part of the cost of such products to consumers. The grant of a marketing authorization in many jurisdictions does not necessarily guarantee that a product will be reimbursed in a particular jurisdiction. The approach taken varies by jurisdiction and in most cases a separate reimbursement approval is required. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement based on the results of health economic assessments. Others control the price of pharmaceutical products through reference pricing approaches where the reimbursement price is determined by the price in other jurisdictions. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Health and Care Excellence, or NICE, in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

EMPLOYEES

As of March 8, 2021, we had 168 employees, of which 167 served on a full-time basis.

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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.acorda.com under the “Investors” and then "SEC Filings" captions) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission, or SEC. Also, the SEC allows us to “incorporate by reference” some information from our proxy statement for our 2021 Annual Meeting of Stockholders, rather than repeating that information in this report. We intend to file our 2021 Proxy Statement within 120 days after the end of our 2020 fiscal year, in accordance with SEC rules and regulations, and we recommend that you refer to the information that we indicate will be contained in our 2021 Proxy Statement.

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

Risk Factors Summary

An investment in our securities is subject to various risks, the most significant of which are summarized below.

•

We have a history of operating losses and may not be able to achieve or sustain profitability in the future; our prospects for achieving and sustaining profitability in the future will depend primarily on how successful we are in increasing Inbrija sales in the U.S. and establishing partnerships to sell Inbrija in the EU and other territories outside the U.S., as well as the extent and timing of expected continuing Ampyra sales declines due to generic competition that commenced in 2018.

•

We rely on Catalent as our sole third party for the commercial manufacture of Inbrija (levodopa inhalation powder) and ARCUS inhaled therapeutic candidates that we may seek to develop; under our global supply agreement, we have substantial long-term financial commitments to Catalent.

•	Our most recent restructuring and associated organizational changes may not adequately reduce our expenses, may lead to additional workforce attrition, and may cause operational disruptions.
•	We may not have the ability to raise the funds necessary to settle conversions of our convertible senior secured notes due 2024 or to repurchase notes upon a fundamental change.
•

The indenture governing our convertible senior secured notes due 2024 contains restrictions that may make it more difficult to execute our strategy or to effectively compete; and an event of default under the indenture could adversely affect our liquidity and our ability to retain title to our assets, including our intellectual property.

•

We are substantially dependent on our ability to increase sales of Inbrija in the U.S. and to a lesser extent commercialize Inbrija in the EU or other countries outside the U.S.; the commercial success of Inbrija depends on market acceptance among physicians, patients and the medical community, adequate reimbursement by governmental and other third-party payors, and other factors; and Inbrija faces competition from other marketed products.

•

We do not have the capabilities to commercialize products outside of the U.S.; we are dependent on our existing collaboration with Biogen for sales of Ampyra in the EU and other countries outside the U.S. where it is approved, and we will need to enter into collaborations to commercialize Inbrija in the EU and other countries outside U.S. (if it receives marketing approval in any other countries).

•

We rely on the Chelsea, Massachusetts, manufacturing facility that we recently transferred to Catalent for the manufacture of Inbrija, and our business could be harmed if Catalent does not obtain and maintain required regulatory approvals for the facility, if there is an interruption in operations, or if there is insufficient manufacturing capacity.

•

We have no manufacturing capabilities for our products or product candidates and we are dependent upon third-parties to supply the materials for, and to manufacture, our other products and product candidates (and in many cases these are single source suppliers).

•	We face risks related to health epidemics, such as the current COVID-19 pandemic, that could adversely affect our operations of financial results.
•

We operate in the highly-regulated pharmaceutical industry, and our business could be harmed and we could incur substantial liabilities if we fail to comply with stringent federal, state and foreign legal and regulatory requirements relating to matters such as pharmaceutical marketing and promotion, safety and adverse event monitoring and reporting, fraud and abuse, false claims, Medicare rebate and other governmental pricing programs, and reporting of payments to certain health care practitioners.

•

The identification of new side effects from our products, or side effects that are more frequent or severe than in the past, could harm our business by leading to a significant decrease in sales or the withdrawal of marketing approval in the U.S. or other jurisdictions.

•

We rely on specialty pharmacies to dispense our products, deliver customer support, and provide us with related services, and our business could be harmed and we could be subject to liabilities if these services are performed inadequately or in a manner that does not comply with applicable laws and regulations.

•

We have deferred making any new investment decisions for our drug development programs pending further progress with the Inbrija launch; drug development is highly risky and uncertain, and programs may never result in a commercialized product despite significant investment.

•

Our business depends on our ability to attract and retain key management and other personnel, and maintain access to expert advisors; we have recently experienced workforce attrition in various functions across our business, and we may not be able to adjust our operations in response to prevent disruption to our business.

•

Our business depends on our ability to maintain and protect our intellectual property and proprietary trade secrets and know how, avoiding infringing the intellectual property of other parties, and complying with third party licenses to the intellectual property of others.

•

We depend on sophisticated information technology systems to operate our business, and a cyber attack or other breach of these systems, or a system error, could have a material adverse effect on our business and results of operations.

•	Our stock price may be volatile and you may lose all or part of your investment.
•	We cannot predict the effect that our recent reverse stock split will have on the market price for shares of our common stock.
•	Our stock price could decline due to future sales of a large number of shares by 5% or greater stockholders, officers or directors.
•

Substantial dilution could result from future issuances of our common stock, such shares underlying existing or future equity awards to employees and directors, the possible issuance of shares to holders of our convertible senior secured notes due 2024 to settle all or a portion of our conversion or make-whole payment obligations under, and/or interest payments on, those notes, and/or the possible sale of shares pursuant to an at-the-market offering or other financing transaction.

•

Certain provisions of Delaware law, our Certificate of Incorporation, and our Bylaws may delay or prevent an acquisition of us that stockholders may consider favorable or may prevent efforts by our stockholders to change our directors or our management, which could decrease the value of your shares.

Risks related to our business

We have a history of operating losses and may not be able to achieve or sustain profitability in the future; we are substantially dependent on our ability to successfully market and sell Inbrija (levodopa inhalation powder).

As of December 31, 2020, we had an accumulated deficit of approximately $766.4 million. We had a net loss of $99.6 million for the year ended December 31, 2020. Since 2010, we have been highly dependent on sales of Ampyra in the U.S. However, Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

Our prospects for achieving and sustaining profitability in the future will depend primarily on how successful we are in increasing Inbrija sales in the U.S. and establishing partnerships to sell Inbrija in the EU and other territories outside the U.S., as well as the extent and timing of continuing Ampyra sales declines due to generic competition. If we are not successful in executing our business plan, we may not achieve or sustain profitability and even if we do so, we may not meet sales expectations. Also, even if we are successful in executing our business plan, our ability to achieve and sustain profitability in the future will also depend on our ability to manage our operating costs, and profitability may fluctuate from period to period due to our level of investments in sales and marketing, research and development, and product and product candidate acquisitions.

We may not have sufficient cash flow from our business to continue to sufficiently fund our operations and pay our substantial debt

We will need to expend substantial resources for commercialization of our marketed products, including costs associated with the commercialization of Inbrija. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our convertible senior secured notes due 2024 depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to support our operations and service our debt and make necessary capital expenditures. Also, our research and development programs will not generate any revenues for the foreseeable future, if ever, because they are all in early stages, pharmaceutical development is subject to numerous risks including those described elsewhere in these risk factors, and generally we have discontinued funding our research and development pending additional progress with the Inbrija commercial launch in the U.S.

Our ability to meet our future operating requirements, repay our liabilities, and meet our other obligations are dependent upon a number of factors, including our ability to generate cash from product sales, reduce planned expenditures, and obtain additional financing. If we are unable to generate sufficient cash flow from the sale of our products, we will be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing our convertible senior secured notes due 2024, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, our ability to raise additional capital and repay or restructure our indebtedness will depend on the capital markets and our financial condition at such time, among other factors. In addition, financing may not be available when needed, at all, on terms acceptable to us or in accordance with the restrictions described above. As a result of these factors, we may not be able to engage in any of the alternative activities, or engage in such activities on desirable terms, which could harm our business, financial condition and results of operations, as well as result in a default on our debt obligations. If we are unable to take these actions, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or cease operations altogether.

Our most recent restructuring and associated organizational changes may not adequately reduce our expenses, may lead to additional workforce attrition, and may cause operational disruptions.

In January 2021, we implemented a corporate restructuring to reduce costs and focus our resources on Inbrija (levodopa inhalation powder). As part of this restructuring, we reduced headcount by approximately 16% through a reduction in force (excluding employees that transferred to Catalent Pharma Solutions in connection with the completed sale of our Chelsea, Massachusetts manufacturing operations). Further restructuring activities may be required in the future, depending in particular on the rate of decline in our sales of Ampyra due to generic competition and whether we are able to sufficiently increase sales of Inbrija. Our restructuring may have other unintended consequences as well, including, for example, making it more difficult for us to attract and retain highly skilled personnel in a competitive environment (particularly given that this was our third corporate restructuring since 2017). We may also experience operational disruptions from our reduction in personnel. The loss of key personnel could disrupt our operations, and sales force attrition could harm our ability to market and sell Inbrija and Ampyra. We have recently experienced workforce attrition in various functions across our business, and we may not be able to adjust our operations in response to prevent disruption to our business.

Operating our business and servicing our debt requires a significant amount of cash, and we may need to obtain additional funding in the future if we do not have sufficient cash flow from our business to continue to sufficiently fund our operations and pay our substantial debt.

We will need to expend substantial resources for commercialization of our marketed products, including costs associated with the commercialization of Inbrija. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our convertible senior secured notes due 2024 depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to support our operations and service our debt and make necessary capital expenditures. Also, our research and development programs will not generate any revenues for the foreseeable future, if ever, because they are all in early stages, pharmaceutical development is subject to numerous risks including those described elsewhere in these risk factors, and generally we have discontinued funding our research and development pending additional progress with the Inbrija commercial launch in the U.S. If we are unable to generate sufficient cash flow from the sale of our products, we may be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing our convertible senior secured notes due 2024, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Our ability to fund our operations and refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could harm our business, financial condition and results of operations, as well as result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of our convertible notes or to repurchase notes upon a fundamental change.

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

The indenture governing our convertible senior secured notes due 2024 contains restrictions that may make it more difficult to execute our strategy or to effectively compete.

Subject to certain exceptions and qualifications, the indenture governing our convertible senior secured notes due 2024 restricts our ability and the ability of certain of our subsidiaries to, among other things, (i) pay dividends or make other payments or distributions on capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) make certain investments, (iii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, which includes, among other items, indebtedness incurred to refinance our convertible senior notes, (iv) create liens on assets, (v) sell assets, (vi) enter into certain transactions with affiliates or (vii) merge, consolidate or sell all or substantially all assets. The indenture also requires us to make an offer to repurchase the convertible senior secured notes due 2024 upon the occurrence of certain asset sales. These restrictions may make it difficult to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

An event of default under the indenture governing our convertible senior secured notes due 2024 could adversely affect our liquidity and our ability to retain title to our assets, including our intellectual property.

The indenture governing our convertible senior secured notes due 2024 provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest for 30 days, (ii) failure to pay the convertible senior secured notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to convert the convertible senior secured notes in accordance with the Indenture and the failure continues for five business days, (iv) not issuing certain notices required by the notes indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the notes indenture for 60 days following the receipt of a notice of non-compliance, (vi) a default or other failure by us to make required payments under our other indebtedness or certain subsidiaries having an outstanding principal amount of $30.0 million or more, (vii) failure by us or certain subsidiaries to pay final judgments aggregating in excess of $30.0 million, (viii) certain events of bankruptcy or insolvency and (ix) the commercial launch in the U.S. of a product determined by the FDA to be bioequivalent to Inbrija.

In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to us, all outstanding convertible senior secured notes due 2024 will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding convertible senior secured notes due 2024 may declare all the notes to be due and payable immediately. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the convertible senior secured notes due 2024 or if alternate funding is not available to us. Furthermore, if we are unable to repay the convertible senior secured notes due 2024 upon an acceleration or otherwise, we would be forced into bankruptcy or liquidation and we would lose title to substantially all of our assets, including our intellectual property.

The commercial success of Inbrija (levodopa inhalation powder) and any other future products are highly dependent on market acceptance among physicians, patients and the medical community, adequate reimbursement by governmental and other third party payers, and other factors.

We face significant challenges in successfully commercializing our approved pharmaceutical products, including Inbrija. Generally, market acceptance of our products depends on the benefits of our products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness and our ability to demonstrate these benefits to physicians, patients and third party payers. Commercial success requires significant investment in sales, marketing and market access efforts, and is dependent on how well we develop and implement strategies for these efforts. Commercial success is also subject to numerous other risks, including those described below, some of which are described in further detail elsewhere in these risk factors:

•

Market Access: Physicians may be discouraged from prescribing our products and/or patients may not fill or refill prescriptions for our products because of the reimbursement policies or decisions of third party payers such as commercial insurance companies and government and government-sponsored payers such as Medicare. Our sales may suffer if Inbrija or other products are not listed on the preferred drug lists of third party payers, or if Inbrija or other products do not receive a pricing or reimbursement approval, are on the preferred drug list but subject to unfavorable limitations or preconditions or in disadvantageous positions on tiered formularies. Preconditions or other reimbursement limitations imposed by third party payers may discourage physicians from prescribing Inbrija or other products because of the time and effort that may be needed by the prescribing physician to overcome these hurdles. Even if physicians prescribe Inbrija or another product, patients may not fill or refill the prescription if their out-of-pocket cost is too high, for example because of inadequate or lack of reimbursement from their insurance company or Medicare.

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

•

Side Effects: Market acceptance of Inbrija or another product may be impeded by the occurrence of any side effects, adverse reactions, customer complaints or misuse (or any unfavorable publicity relating thereto) stemming from the use of the product or identified in ongoing or future studies. As further described below, FDA and EU-approved product labeling for Inbrija includes limitations, warnings and precautions, which may harm its market acceptance. For example, the Inbrija product label identifies cough as one of the most common adverse reactions observed in our clinical trials, and the risk of cough may discourage some patients from taking Inbrija, and the actual occurrence of cough has led some patients to discontinue Inbrija. Also, in the third quarter of 2020, we updated the Inbrija U.S. and EU-approved labels to add “sensation of choking immediately following administration” as a potential adverse reaction.

•

Competition: The market for Inbrija may be adversely affected by the development of products that compete with or are an alternative to Inbrija or any future products that we may develop, the timing of market entry for competing or alternative products, the perceived advantages of competing or alternative therapies over our products, and the pricing of (and reimbursement available for) our products as compared to the pricing of (and reimbursement available for) competing or alternative products. For example, Sunovion Pharmaceuticals Inc. has developed a sublingual, or under the tongue, formulation of apomorphine branded as Kynmobi that is competitive with Inbrija. Sunovion received FDA approval for Kynmobi in May 2020 for the acute, intermittent treatment of OFF episodes, and Kynmobi became available in the U.S. in September 2020.

•

Intellectual Property: The loss of intellectual property protection for our products would enable generic competition. Ampyra became subject to generic competition in the U.S. in late 2018, due to the invalidation of certain Ampyra patents, and our Ampyra sales have been declining since then.

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

We face risks related to health epidemics, such as the current COVID-19 (novel coronavirus) pandemic, that could adversely affect our operations or financial results.

Our business and financial condition have been impacted by, and are subject to the ongoing risks resulting from, the COVID-19 pandemic. The COVID-19 pandemic has caused significant disruptions in the healthcare industry. The duration of the pandemic and its potential economic impact are difficult to predict, and is likely to have continuing impacts. The travel restrictions, “shelter in place” orders, quarantine policies, and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. We believe these factors contributed to decreases in new Inbrija prescriptions during several periods in 2020. In addition, the COVID-related policies, restrictions and concerns may disrupt our operations and those of our customers and suppliers. Furthermore, our operations could be interrupted if we or our customers or suppliers lose the services of key employees or consultants who become ill from COVID-19. These types of disruptions could potentially affect any of our critical business functions, and thus harm our business, including for example our manufacturing, sales and marketing operations as well compliance and certain general and administrative functions. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. As the pandemic continues, it may result in a sustained economic downturn that could affect demand for our products and our ability to access capital on reasonable terms, or at all. These factors could have a material adverse effect on our business, operating results and financial condition.

We operate in the highly-regulated pharmaceutical industry.

Pharmaceutical research, development, preclinical and clinical trial activities, as well as the manufacture and marketing of any products that we have developed or in the future may successfully develop, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies and authorities abroad.

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

We have no manufacturing capabilities for our products or product candidates, and we are dependent upon third-parties to supply the materials for, and to manufacture, our products and product candidates.

We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of our products or product candidates. We rely and expect to continue to rely on third parties for the production and packaging, active pharmaceutical ingredients, or APIs, inactive ingredients, and finished dosage forms of our products and product candidates, and where relevant any medical devices that are part of our products or product candidates. We similarly expect to continue to rely on third parties for the supply of materials for research and development activities, particularly any clinical trials we may conduct in the future. In addition, due to the unique manner in which our products are manufactured, in many cases we rely on single source providers for our commercial and investigational products, or components of those products. This dependence on others may harm our ability to develop and commercialize our products on a timely and competitive basis. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

As further described below in these risk factors, we sold our Chelsea, Massachusetts manufacturing operations to Catalent Pharma Solutions and now rely on Catalent for the manufacture and supply of Inbrija. As our Inbrija supplier, Catalent is responsible for all Inbrija components other than the inhaler and levodopa, the Inbrija API. We have relied, and we expect to continue relying, on single third-parties to supply the inhaler and levodopa. Also, we rely on a single third party to package Inbrija kits after they are manufactured. Any failure or delay by a third party manufacturer, packager, or supplier may delay or impair our ability to commercialize Inbrija or to complete any future clinical studies that may be needed. Although in some cases we have contracts for these requirements, we cannot be certain that those contracts will be renewed on commercially reasonable terms, if at all. This may be made more complex in certain circumstances if we do not have contracts with suppliers, such as in the case of Inbrija where we currently do not have a contract with the supplier of the API, which exposes us to the risk that they could discontinue supply at any time. Manufacturers, packagers or suppliers may choose not to conduct business with us at all, or may choose to discontinue doing business with us, for example if they determine that our particular business requirements would be unprofitable or otherwise not appropriate for their business. We do not control how Catalent sources the other components of Inbrija, and our business could be similarly exposed to risk if and to the extent they rely on single source suppliers or do not have supply contracts.

We currently rely on a single third party molding manufacturer for supply of the Inbrija inhalers. Our reliance on a third party for the manufacture of inhalers increases the risk that we will not have sufficient quantities of our inhalers or will not be able to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our commercialization of Inbrija. If the inhaler supplier fails to provide sufficient inhaler supply, we would need enter into alternative arrangements with a different suppler. Transition to a new inhaler supplier would be a lengthy and complex process. Among other things, we would have to revalidate the molding and assembly processes pursuant to FDA requirements and we would have to ensure that inhalers manufactured by the new supplier adhere to other applicable regulatory requirements.

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

The manufacturing facilities used to produce our products, including those of our third party manufacturers, packagers and suppliers, must comply with cGMPs and will likely have to pass a pre-approval FDA inspection and potentially other inspections required by other regulatory authorities. Third party manufacturers, packagers and suppliers are also subject to periodic inspections for cGMP compliance from the FDA and potentially other regulatory authorities. Failure to pass such inspections and otherwise satisfactorily complete the requisite approval regimen with respect to our products or product candidates may result in regulatory actions by the FDA and other regulatory authorities, such as the issuance of FDA Form 483 notices of observations, warning letters, injunctions, facility shut-downs, product seizures, loss of operating licenses, and other civil and criminal penalties. Based on the severity of the regulatory action, our clinical or commercial supplies could be interrupted or limited, which could have a material adverse effect on our business. In some cases, these third party manufacturers may also be subject to GMP inspections by foreign regulatory authorities. Failure to pass such inspections by foreign regulatory authorities could impede our ability to manufacture product needed for clinical trials or impede our ability to secure product approvals.

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

We rely on Alkermes to supply us with our requirements for Ampyra. We and Alkermes also rely on a single third party manufacturer to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra, and also a single supplier for a critical excipient used in the manufacture of Ampyra. We also rely on a single third party to package Ampyra. If these companies experience any disruption in their operations, our supply of Ampyra could be delayed or interrupted until the problem is solved or we locate another source of supply or packager, which may not be available. We may not be able to enter into alternative supply or packaging arrangements on terms that are commercially reasonable, if at all. Any new supplier or packager would also be required to qualify under applicable regulatory requirements. Because of these and other factors, we could experience substantial delays before we are able to obtain qualified replacement products or services from any new supplier or packager.

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

We completed the sale of our Chelsea, Massachusetts manufacturing operations in February 2021, and accordingly we rely on Catalent as our sole supplier for the manufacture of Inbrija (levodopa inhalation powder) and the manufacture of any ARCUS product candidates we may seek to further develop.

In connection with the sale of the Chelsea manufacturing operations, we entered into a long-term global supply agreement under which a Catalent affiliate will manufacture Inbrija on an exclusive basis (other than for sale in China). We are reliant on Catalent for all of our Inbrija supply and, subject to the negotiation of an amendment or new supply agreement, supply of other ARCUS inhaled therapeutic product candidates. Although Catalent has significant experience in commercial manufacturing, given applicable regulatory requirements and the complexity of the manufacturing processes for pharmaceuticals, Catalent may be unable or otherwise not successful in passing any required regulatory inspection prior to manufacturing, carrying out its contractual duties, meet expected deadlines or effectively manufacture or release Inbrija in a timely manner in accordance with current good manufacturing practices and other regulatory requirements. If we are unable to obtain adequate supplies of Inbrija under our supply agreement with Catalent, or if the supplies we receive do not meet quality and safety standards, we could face supply shortages, significant additional costs, product liability claims and reputational harm. Any of these factors, alone or in combination, could materially harm our business, financial condition, results of operations and prospects.

Currently, we are not investing in any research and development programs pending further progress with the Inbrija launch. However, should we decide in the future to make investments in any ARCUS development program, we would be reliant on Catalent for the manufacture of product for that program. Also, due to reductions in force, employee attrition and the 2021 sale of our Chelsea manufacturing operations, we believe we lack certain personnel needed for, and would need to hire replacements before continuing with, this research and development work. Our global supply agreement does not provide for the terms and conditions under which Catalent would supply any product or product candidate other than Inbrija, or under which Catalent would provide support for future ARCUS research and development. We would be unable to advance the development of any ARCUS inhaled therapeutic candidate unless Catalent is willing to manufacture the candidate for us and provide any necessary research and development support on commercially reasonable terms.

Establishing our global supply agreement with Catalent required that we share proprietary trade secrets and know-how relating to Inbrija and our ARCUS platform. We have sought to protect that information pursuant to various operational safeguards and confidentiality and other requirements set forth in the global supply agreement. We are reliant on Catalent’s compliance with those provisions, and even if Catalent does comply with those provisions, they may not provide adequate protection or prevent the unauthorized use or disclosure of the information. The unauthorized use or disclosure of our proprietary information could harm its value by enabling others to copy or use our information for their own products, methods or technologies, and we may not have an adequate remedy against Catalent or any other party for the harm caused.

Our global supply agreement with Catalent contains substantial long-term financial commitments.

Under our agreement with Catalent, we are obligated to make minimum purchases from Catalent through the expiration of the agreement on December 31, 2030. The minimum amounts are $16 million in 2021 (prorated), and then $18 million each year thereafter. Currently, these minimum purchase commitments exceed our supply needs for Inbrija, and we cannot be certain whether and when our supply needs will meet or exceed these amounts. Even if we are forced to obtain Inbrija from another supplier because Catalent is unable or unwilling to provide adequate Inbrija supply, we may be unable to offset the costs of alternate supply against our minimum purchase commitments under the Catalent supply agreement. Lastly, if we choose to terminate the Catalent agreement for convenience, we would be obligated to pay a substantial termination fee.

We rely on Catalent’s Chelsea, Massachusetts manufacturing facility for the manufacture of Inbrija (levodopa inhalation powder), and our business could be harmed if Catalent does not maintain required regulatory approvals to manufacture commercial product at that facility, if there is an interruption in operations at the facility, or if the facility does not have manufacturing capacity needed to meet product demand.

All commercial supply of Inbrija is currently manufactured at Catalent’s Chelsea, Massachusetts manufacturing facility. Under our long-term global supply agreement with Catalent, Inbrija will be exclusively manufactured by Catalent at this manufacturing facility (other than for sale in China, which is not covered by the exclusivity provisions of the agreement). Catalent may need expanded manufacturing capacity at the Chelsea facility to meet demand depending on the timing and extent of sales growth. Catalent’s inability to complete any needed expansion of the facility in a timely manner or unexpected demand for commercial quantities of Inbrija could cause a supply shortage that would harm our commercialization of Inbrija in the U.S. and any foreign jurisdictions where we may potentially commercialize Inbrija, such as in the EU where Inbrija has been granted a marketing authorization. If we or a collaborator launches Inbrija in an EU member state or another foreign jurisdiction, such supply shortages could lead to a breach of the legal obligation to ensure continuity of supply.

Furthermore, if Catalent were to lose the use of the facility or equipment, the manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead time and substantial additional funds. The facility may be affected by natural disasters, such as floods or fire, or Catalent may lose the use of the facility due to manufacturing issues that arise, such as contamination or regulatory concerns following a regulatory inspection of the facility. Catalent may also unexpectedly experience manufacturing issues as the unintended result of activities occurring at the facility unrelated to Inbrija manufacture. In the event of a loss of the use of all or a portion of the facility or equipment for the reasons stated above or any other reason, Catalent would be unable to manufacture Inbrija until such time as the facility or equipment could be repaired or rebuilt or they are able to address other manufacturing issues at the facility. Any such interruptions in their ability to manufacture Inbrija would harm our business. Even if Catalent does not suffer a loss of the facility or equipment within the facility, manufacturing operations can experience intermittent interruptions due to the need for routine or unexpected maintenance, inspection and repairs of the facility or the equipment, and, depending on their frequency and duration, these intermittent interruptions could also harm our business.

We do not have back-up manufacturing capability for Inbrija or any ARCUS product candidates, and if Catalent fails to timely perform under our global supply agreement our business, financial condition, results of operations and prospects could be harmed.

If we are unable to obtain adequate supplies of Inbrija under our supply agreement with Catalent, or if the supplies we receive do not meet quality and safety standards, we could face supply shortages, significant additional costs, product liability claims and reputational harm. Also, if we decide to make further investments in any ARCUS product development programs, we would be unable to advance those programs unless we could obtain adequate supply of the inhaled therapeutic product candidate from Catalent and on commercially reasonable terms.

We do not currently have back-up manufacturing capability at another facility and there are only limited third party manufacturers that we believe would be capable of manufacturing Inbrija or other ARCUS inhaled therapeutic products or product candidates. If the need arises to obtain supply from another third party manufacturer, there can be no assurance that we could identify a third party that would be capable and willing to manufacture for us on commercially reasonable terms, if at all, or that they could supply us in sufficient quantities on a timely basis to meet our needs.

Engaging a third party manufacturer to supply ARCUS products or product candidates would likely be a lengthy process due to the complexity and substantial regulation of the manufacturing processes involved. Also, engaging a third party would require the sharing of proprietary information, which increases the risk of the unauthorized use or disclosure of that information and potential harm to our business for which we may not have an adequate remedy. If we are successful in engaging a third party manufacturer, they may not perform their obligations to us and/or they may be unable or unwilling to establish or increase production capacity commensurate with our needs. Also, third party manufacturers and suppliers are subject to their own operational and financial risks that are outside of our control, including macro-economic conditions that may cause them to suffer liquidity or operational problems and that could interfere with their business operations.

Catalent may not successfully complete the expansion of the Chelsea, Massachusetts manufacturing facility.

Catalent may need expanded manufacturing capacity at the Chelsea facility to meet Inbrija demand depending on the timing and extent of sales growth. In 2018, prior to our sale of the Chelsea manufacturing operations to Catalent, we initiated a renovation and expansion of the Chelsea facility that increased the size of the facility to approximately 95,000 square feet. The project added a new manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing manufacturing line, and has created additional warehousing space for manufactured product. Although the project was substantially completed in late 2019, the expansion does not yet have all of the approvals needed for use of the new production line for commercial manufacture, such as approvals from the FDA, Massachusetts state environmental permits, and approvals from other regulatory authorities. Also, manufacturing scale-up generally is subject to significant risks related to process development and manufacturing yields, which is especially true for the manufacture of a product such as Inbrija which involves a highly specialized spray drying and capsule filling process. Lastly, the expanded Chelsea facility will have to continue to comply with cGMP requirements, as described above in these risk factors, as well as other applicable environmental, safety, and other governmental permitting requirements.

These challenges could delay or prevent Catalent from successfully completing the expansion of the Chelsea manufacturing capacity. If we need the expanded capacity but Catalent is delayed in or prevented from completing the expansion and obtaining necessary regulatory approvals, we may need to seek another party to manufacturer additional Inbrija supply for us. As described above in these risk factors, there can be no assurance that we could identify a third party that would be capable and willing to manufacture for us on commercially reasonable terms, if at all, or that they could supply us with product in sufficient quantities on a timely basis to meet our needs. If we cannot obtain increased supply of Inbrija from expanded capacity at the Chelsea facility or engaging another third party manufacturer, we may not be able to meet demand for Inbrija and this could harm our ability to commercialize Inbrija in the U.S. and any foreign jurisdictions where we may potentially commercialize Inbrija, such as in the EU where Inbrija has received a marketing authorization. If we or a collaborator launches Inbrija in an EU member state or another foreign jurisdiction, such an inability to meet demand could lead to a breach of the legal obligation to ensure continuity of supply.

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

Among other requirements, in the U.S. and EU, our advertising and promotional materials must not be false or misleading in any particular respect, and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of our products. In the U.S., we must submit all promotional materials to the FDA by the time of their first use. Some other jurisdictions also require government pre-approval of promotional materials. If the FDA or other regulators raise concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and may be required to provide corrective information. Should we fail to comply with the relevant requirements, in the U.S. or other countries, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Each of our products is approved with specific indications and other conditions of use that inform our ability to promote our products. For example, in the U.S., Inbrija (levodopa inhalation powder) is indicated “for the intermittent treatment of OFF episodes in people with Parkinson’s disease treated with carbidopa/levodopa.” The approved Summary of Product Characteristics, or SmPC, in the EU marketing authorization contains a similar indication. The approved labeling in the U.S. and the EU SmPC also contain other limitations on use and warnings and precautions, the most common adverse reactions, and contraindications for risks. If potential purchasers or those influencing purchasing or prescribing decisions, such as physicians and pharmacists, third-party payers or reimbursement authorities, react negatively to Inbrija or other products because of their perception of the limitations or safety risks in the approved product labeling, it may result in lower product acceptance and lower product revenues.

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

The identification of new side effects from Inbrija (levodopa inhalation powder) or any other marketed drug products, or side effects from those products that are more frequent or severe than in the past, could harm our business by leading to a significant decrease in sales or to the withdrawal of marketing approval in the U.S. and/or in other jurisdictions.

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

•

healthcare practitioners, regulatory authorities, third-party payers or patients may perceive or conclude that the risks associated with use of Inbrija outweigh the benefits, which could cause regulatory authorities such as the FDA or authorities in the EU to seek to suspend, vary or revoke Inbrija’s regulatory approvals or impact the availability of adequate reimbursement by third party payers or reimbursement authorities;

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

The above occurrences could impair our business by harming or possibly preventing sales of Inbrija, causing sales to fall below projections, and increasing our expenses. The same risks apply to our other marketed products, such as Ampyra.

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

In addition, our third party suppliers’ drug product manufacturing sites are subject to inspection by the FDA and possibly also foreign regulatory authorities. Some of these sites have been inspected by the FDA and could be inspected by the FDA in the future. If the FDA inspects the process validation efforts and manufacturing process at these sites, the FDA might find what it considers to be deficiencies in the manufacturing process or process validation efforts, which could negatively impact the availability of product supply or, in the case of a potential new product, delay or prevent commercial launch of that product. In some cases, our third party suppliers’ drug manufacturing sites may also be subject to inspection by foreign regulatory authorities. We face similar risks to our business if those third party manufacturers are unable to comply with foreign regulatory requirements. We and our third party suppliers are generally required to maintain compliance with cGMPs and are subject to inspections by the FDA or comparable authorities in other jurisdictions to confirm such compliance. This may be made more complex in certain circumstances if we do not have contracts with suppliers, such as in the case of Inbrija where we currently do not have a contract with the supplier of levodopa, the active pharmaceutical ingredient. In addition, the FDA and other relevant regulatory authorities must approve certain changes to our suppliers or manufacturing methods. If we or our third party suppliers cannot demonstrate ongoing cGMP compliance, we may be required to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of our third party suppliers, to pass regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties, shut-down of manufacturing facilities, or other civil or criminal sanctions. Non-compliance could increase our costs, cause us to lose revenue, and damage our reputation.

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

Also, the Federal Food, Drug & Cosmetic Act requires that our manufacturers, repackagers, wholesale distributors, and dispensers, take certain actions when product in their possession or control is suspect product, meaning there is reason to believe the product is: counterfeit; diverted; stolen; intentionally adulterated such that the product would result in serious adverse health consequences or death to humans; is the subject of a fraudulent transaction; or appears otherwise unfit for distribution such that the product would be reasonably likely to result in serious adverse health consequences to humans. The suspect product is required to be quarantined while an investigation is promptly conducted to determine whether the product is illegitimate, meaning credible evidence shows that it meets any of the above criteria. If a product is deemed an illegitimate product, additional requirements apply such as notifying the FDA and all immediate trading partners in the supply chain within 24 hours and quarantining the product until it is dispositioned. Similar requirements exist under EU law, particularly pursuant to the Falsified Medicines Directive (Directive 2011/62/EU). The notification, quarantine and/or dispositioning of product during an investigation could impact product availability for commercial distribution and harm our business.

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

If our specialty pharmacies do not fulfill their contractual obligations to us or fail to adequately dispense our products and deliver customer support, our product sales and business could be harmed or we could be subject to legal or regulatory liabilities or sanctions. Also, for U.S. sales of Inbrija, we have transitioned from a network of several specialty pharmacies to Alliance Rx Walgreens Prime, or Walgreens, as the sole specialty pharmacy. While we believe this change has potential benefits to patients and our business, reliance on a single specialty pharmacy also potentially increases the risks described above because we do not have a backup specialty pharmacy to dispense Inbrija and provide related services if an issue arises with Walgreens. We expect that it would take a significant amount of time if we were required to change from Walgreens to another specialty pharmacy.

Furthermore, arrangements between manufacturers and specialty pharmacies can be subject to government scrutiny and challenge under fraud and abuse laws if not structured properly.

We are dependent on our existing collaborations, and may need additional collaborations, to develop and commercialize products outside of the U.S.

We have not yet developed the capabilities to commercialize products outside of the U.S. Pursuant to our Collaboration Agreement with Biogen, entered into in June 2009, we granted Biogen an exclusive license to develop and commercialize Ampyra and other products containing aminopyridines in territories outside the U.S. We may enter into additional collaborations with third parties to develop and commercialize some of our product candidates in the future. For example, we will need to enter into collaborations to commercialize Inbrija (levodopa inhalation powder) in the EU, as well as other countries outside of the U.S. if it receives marketing approval in any other countries, and similarly we would need to rely on collaborations for developing and commercializing any other potential products outside of the U.S. We cannot provide any assurance that we will be able to identify suitable collaboration partners for Inbrija or other potential products, or that we will be able to enter into collaboration agreements with proposed partners on commercially reasonable terms, if at all. Our inability to identify collaboration partners or enter into collaborations could harm or delay our efforts to develop and commercialize Inbrija or other potential products outside of the U.S.

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
•

our ability to enter into additional collaboration agreements with proposed partners may be limited by the restrictive covenants contained in the indenture that governs our convertible senior secured notes due 2024.

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

Under the terms of our 2017 Fampyra royalty monetization transaction with HealthCare Royalty Partners, we will not receive royalties from the sale of Fampyra until they receive an agreed-upon threshold of royalties. After this threshold is met, if ever, we will continue to receive Fampyra royalty revenue under the terms of our collaboration agreement with Biogen. We cannot predict whether and when that threshold will be met, as this will depend on Biogen’s ability to commercialize Fampyra, although we expect it will take several more years. Biogen’s commercialization of Fampyra will depend on factors such as Biogen’s ability to obtain and maintain regulatory approvals and to obtain adequate third party reimbursement as described further in these risk factors. Also, we do not know if Biogen will obtain approval to market Fampyra in any new jurisdictions in the near future, if ever, which limits the potential for growth in Fampyra sales and accordingly whether and when we may receive additional Fampyra royalties.

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

Even if we do make future investments in our research and development programs, they may not lead to commercially viable products for several reasons, and are subject to the risks and uncertainties associated with drug development described elsewhere in these risk factors. For example, we may fail to identify promising product candidates, our product candidates may fail to be safe and effective in preclinical tests or clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. We have currently suspended work on all research and development programs, other than work funded by third party grants, because of our limited financial resources. Also, as a result of reductions in force in recent years, we have terminated substantially all of our research and development and clinical development workforce, and accordingly we lack personnel necessary to advance our development programs unless and until we can hire qualified replacements.

From time to time, we may establish and announce certain development goals for our product candidates and programs. However, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. If we are unsuccessful in advancing research and development programs into clinical testing or in obtaining regulatory approval, our long-term business prospects could be harmed.

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

Clinical trials are subject to oversight by institutional review boards (or similar ethics committees), data safety monitoring boards, the FDA and similar regulatory authorities in other countries to ensure compliance with good clinical practice requirements, as well as other requirements for the protection of clinical trial participants. We depend, in part, on third party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices required by regulators. If any of those standards are not complied with in a clinical trial, the resulting data from the clinical trial may not be usable or we, an institutional review board, the FDA or a similar regulatory authority in another country may suspend or terminate a trial, which would severely delay our development and possibly end the development of the product candidate.

If we proceed with research and development programs, we will rely on third party contract research organizations, medical centers and others to perform preclinical and non-clinical testing and clinical trials, and research and development programs could be harmed if these third parties do not perform in an acceptable and legally compliant manner.

If we proceed with research and development programs, we will rely on clinical investigators, third party contract research organizations and consultants to perform some or all of the functions associated with preclinical and non-clinical testing and clinical trials. Additionally, we have historically conducted clinical trials in the U.S., Canada, and to a lesser extent other jurisdictions, particularly Europe. Because we have limited experience conducting clinical trials outside the U.S. and Canada, we would place even greater reliance on third party contract research organizations to manage, monitor and carry out clinical trials in these other jurisdictions. The failure of any of these parties to perform in an acceptable and timely manner in the future, including in accordance with any applicable U.S. or foreign regulatory requirements, such as good clinical and laboratory practices, or preclinical testing or clinical trial protocols, could cause a delay or other adverse effect on preclinical or non-clinical testing or clinical trials and ultimately on the timely advancement of research and development programs. Similarly, we would rely on medical centers to conduct clinical trials, and if they fail to comply with applicable regulatory requirements or clinical trial protocols, our research and development programs could be harmed.

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

The distribution, sale and promotion of drug and biological products in the U.S. and in foreign markets are subject to numerous laws and regulations. In the U.S., this includes regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, the Federal Trade Commission, other divisions of the U.S. Department of Health and Human Services, the Federal Trade Commission, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, as amended, the False Claims Act, as amended, and are affected by the privacy regulations promulgated pursuant to the Health Insurance Portability and Accountability Act, as amended, and similar state laws. Because of the breadth of these laws and the narrowness of safe harbors under these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. All of these activities are also subject to federal and state consumer protection and unfair competition laws and regulations.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, patients and formulary managers on the other. Industry relationships with specialty pharmacies have also recently been scrutinized under these provisions. There are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, but the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for exemptions or safe harbors. Practices that involve remuneration for performing activities that we believe are legitimate in support of the distribution of our products may be subject to scrutiny, particularly if they do not qualify for an exemption or safe harbor, and they may be found to be improperly intended to induce or facilitate the prescribing, purchasing or recommending of our products even though we believe these practices to be in compliance with applicable laws and regulations.

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

Under the federal Sunshine Act, pharmaceutical manufacturers are required to collect information on payments or other transfers of value made to “covered recipients,” which are defined as physicians and teaching hospitals. The collected information has to be disclosed in annual reports that are placed on a public database. Beginning with reports submitted in 2022 (for calendar year 2021) the Sunshine Act will also apply to payments to physician assistants and advance practice nurses. Similarly, the Affordable Care Act requires pharmaceutical manufacturers to annually report samples of prescription drugs requested by and distributed to healthcare providers. The law does not state whether these disclosures regarding samples will be made publicly available, and the FDA has not provided any guidance. If we fail to submit these reports, or if the reports we submit are not accurate, we could be subject to significant penalties.

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

Outside the U.S., the distribution, sale and promotion of our products is subject to a variety of rules and requirements. In the EU, these vary from country to country and we and any collaborator must comply with all applicable rules in each relevant market. In many jurisdictions, these include both general anti-bribery rules, anti-inducement rules under medicines advertising laws and self-regulatory codes of conduct and guidelines. Failure to adhere to such rules and regulations could result in any number of possible sanctions, including fines and criminal prosecutions as well as reputational damage to us and our products.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In December 2017, portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017, and the U.S. Congress may seek to repeal other aspects of the ACA. In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional and therefore the entire law to be invalid. In December 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. The case is currently under consideration by the U.S. Supreme Court and a decision is expected by the summer of 2021. In May 2018, the former Trump presidential administration issued "American Patients First," a multi-faceted blueprint to lower drug prices and subsequently took administrative steps to implement the blueprint, including through proposing sweeping demonstration projects aimed at putting downward pressure on drug prices. On November 20, 2020, CMS issued an interim final rule through the CMS Innovation Center whereby Medicare Part B reimbursement for “certain high-cost prescriptions drugs” would be no more than most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In addition, members of the U.S. Congress have indicated an interest in legislative measures designed to lower drug costs. The outlook for the healthcare sector is unclear, and we are unable to predict the future course of federal or state healthcare legislation and regulations. The new Biden administration has indicted that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

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

Our existing or potential products may not be commercially viable in the U.S. if we fail to obtain or maintain an adequate level of reimbursement for these products by Medicaid, Medicare or other third party payers.

Our ability to sell our products in the U.S. and be profitable is substantially dependent on third party payers, such as government or government-sponsored health administrative authorities, including Medicaid and Medicare Parts B and D, private health insurers and other such organizations, agreeing to reimburse patients for the cost of our products. Significant uncertainty exists as to the reimbursement status of newly approved drug products, including Inbrija (levodopa inhalation powder). Third party payers are increasingly challenging the pricing of medical products and services and their reimbursement practices may affect the price levels for Inbrija or other potential products we may develop in the future. Our business could be materially harmed if the Medicaid program, Medicare program or other third party payers were to deny reimbursement for our products or provide reimbursement only on unfavorable terms. Our business could also be harmed if the Medicaid program, Medicare program or other reimbursing bodies or payers limit the indications for which our products will be reimbursed to a smaller set of indications than we believe is appropriate or limit the circumstances under which our products will be reimbursed to a smaller set of circumstances than we believe is appropriate.

Third party payers frequently require that drug companies negotiate agreements with them that provide discounts or rebates from list or wholesale prices. We have agreed to provide such discounts and rebates to some third party payers in relation to Inbrija and Ampyra, and we expect that obtaining agreements with other third party payers to provide access to, and reimburse patients for, our products, if possible, will similarly require that we provide such discounts and rebates. We expect increasing pressure to offer larger discounts and discounts to a greater number of third party payers to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable. There is no guarantee that we would be able to negotiate agreements with third party payers at price levels that are profitable to us, or at all. Many third party payers have implemented utilization management techniques for Inbrija and Ampyra, such as prior authorization and/or quantity limits. Patients who cannot meet the conditions of prior authorizations are often prevented from obtaining the prescribed medication, because they cannot afford to pay for the medication without reimbursement. If we are unsuccessful in maintaining reimbursement for our products at acceptable levels, or if reimbursement for our products by third party payers is subject to overly restrictive utilization management, our business will be harmed. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce our sales and harm our results of operations. Both federal healthcare programs and commercial insurers are increasingly conditioning coverage, formulary placement, and/or reimbursement rates on the ability of a manufacturer to present favorable health economics and outcomes data.

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

Governments in a number of international markets have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. This includes some of the largest markets in the EU, where Biogen has obtained regulatory approval for Fampyra and countries where we may seek to market Inbrija directly or through a collaborator. The measures vary by country and include, among other things, mandatory rebates and discounts, clinical benefit and cost-effectiveness assessments, reimbursement limitations and reference pricing, price reductions and suspensions on pricing increases on pharmaceuticals. These measures may negatively impact net revenue from Biogen’s sales of Fampyra and therefore both the timing of when, if ever, we receive any further royalty revenue from Biogen under the terms of our Fampyra royalty monetization transaction with HealthCare Royalty Partners, and the amount of the royalty we would then receive from Biogen. Furthermore, the adverse financial impact of these measures in any particular country, in addition to related reimbursement or regulatory constraints, could prevent the commercial launch or continued commercialization of Inbrija or Fampyra in that country.

The United Kingdom’s withdrawal from the European Union, generally referred to as “Brexit,” could make it more difficult for us to do business in Europe or have other adverse effects on our business.

As of January 1, 2021, the UK formally left the EU and the UK and EU are now operating separate pharmaceutical regulatory regimes. The UK and EU announced on December 24, 2020 that they had agreed a Trade and Cooperation Agreement (TCA) to govern their future relationship. The TCA remains provisional until formally ratified by the EU, which is expected to occur in early 2021. The TCA sets out the new arrangements for trade of goods, including medicines and medical devices, which aims to ensure goods continue to flow between the EU and the UK and also has implications for product regulation and mutual recognition.

As a result of the UK’s departure from the EU, the UK Medicines and Healthcare products Regulatory Agency (MHRA) has offered the holders of EU marketing authorizations the option of a UK national marketing authorization to reflect the EU approval. Pursuant to that offer, effective January 1, 2021, Acorda was granted a grandfathered marketing authorization which is subject to certain administrative filings due by December 31, 2021. In order to maintain the grandfathered marketing authorization in the UK, we are required to retain the services of a qualified person for pharmacovigilance. Moreover, if we are to market Inbrija in the UK in the future, the movement of finished pharmaceutical products into the UK is treated as an import from a third country post-Brexit. The UK has decided to unilaterally waive batch testing requirements for imports of products from the EU until January 2023. Unless the UK and EU enter into a mutual recognition agreement or otherwise agree to extend this period, we may face additional quality control and batch release requirements for product entering the UK from the EU after this date.

In addition, although the TCA provides some clarity regarding the future relationship between the EU and UK, the impact of Brexit on the fiscal, monetary and regulatory landscape in the UK remains uncertain, it could have a material impact on its economy and the future growth of its various industries, including the pharmaceutical and biotechnology industries. Given the lack of comparable precedent, it remains unclear what financial, trade, regulatory and legal implications the withdrawal of the UK from the EU may have and how such withdrawal would affect us.

If our competitors develop and market products that are more effective, safer or more convenient than our approved products, or obtain marketing approval before we obtain approval of future products, our commercial opportunity will be reduced or eliminated.

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Many biotechnology and pharmaceutical companies, as well as academic laboratories, are engaged in research, development, and/or marketing of therapeutics for various neurological conditions, including Parkinson’s disease and multiple sclerosis.

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

Inbrija (levodopa inhalation powder)/Parkinson’s Disease. Inbrija competes against other therapies approved for intermittent, or as needed, use that aim to specifically address Parkinson’s disease symptoms. Apokyn, an injectable formulation of apomorphine, is approved for the treatment of OFF periods, also known as OFF episodes. Apokyn was approved for this use in the U.S. in 2004 and in Europe in 1993. Also, Sunovion Pharmaceuticals Inc. has developed a sublingual, or under the tongue, formulation of apomorphine branded as Kynmobi that is competitive with Inbrija. Sunovion received FDA approval for Kynmobi in May 2020 for the acute, intermittent treatment of OFF episodes, and Kynmobi became available in the U.S. in September 2020.

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

Ampyra/MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

Current disease management approaches to MS are classified either as relapse management, disease course management, or symptom management approaches. For relapse management, the majority of neurologists treat sudden and severe relapses with a four-day course of intravenous high-dose corticosteroids. Many of these corticosteroids are available generically. For disease course management, there are a number of FDA-approved MS therapies that seek to modify the immune system. These treatments attempt to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS, though their precise mechanisms of action are not known. These products include Avonex, Tysabri, Plegridy and Tecfidera from Biogen, Betaseron from Bayer AG, Copaxone from Teva Pharmaceutical Industries, Ltd., Rebif from Merck Serono, Gilenya and Extavia from Novartis AG, Aubagio and Lemtrada from Genzyme Corporation (a Sanofi company), Glatopa from Sandoz International GmbH (a Novartis AG company), Zinbryta from Biogen and AbbieVie, Rituxan from F. Hoffman-La Roche AG, and Zeposia from BristolMyersSquibb.

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

We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. In addition, recent developments with our business, including the adverse patent decision relating to our Orange Book-listed Ampyra patents, the termination or suspension of research and development programs, reductions in force in connection with corporate restructurings, and the current progress of our Inbrija commercial launch, may impede our ability to attract and retain highly qualified personnel. The loss of one or more of our key employees, the loss of multiple employees in particular functions, and/or our inability to attract replacement or additional qualified personnel, could substantially impair our ability to implement our business plan, particularly our efforts to successfully commercialize Inbrija. We have recently experienced workforce attrition in various functions across our business, which may be attributable to one or more of the factors described above, and we may not be able to adjust our operations in response to prevent disruption to our business. Also, due to the recent attrition, three reductions in force since 2017, and our 2021 sale of our Chelsea manufacturing operations, we believe we lack personnel needed for, and would need to hire replacements before continuing with, research and development and clinical programs. Our inability to attract qualified replacements needed for research and development and clinical programs could substantially impair our ability to advance those programs, if we determine to make further investments in those programs.

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

We and our third party contract manufacturers must comply with environmental, health and safety laws and regulations, and failure to comply with these laws and regulations could expose us to significant costs or liabilities.

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

In connection with research and development and manufacturing activities, we cannot completely avoid the risk of contamination or injury, and in such cases of contamination or injury, or in cases of failure to comply with environmental, health and safety laws and regulations, we could be held liable, and in some cases strictly liable, for any resulting damages. Moreover, the existence, investigation and/or remediation of contamination at properties currently or formerly owned, leased or operated by us may result in costs, fines or other penalties. Furthermore, our third party manufacturers are subject to the same or similar environmental, health and safety laws and regulations as those to which we are subject. It is possible that if our third party manufacturers fail to operate in compliance with the applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages and/or experience a disruption in the manufacture and supply of our product candidates or products. Any such liability may result in substantial civil or criminal fines, penalties or other sanctions, which could exceed our assets and resources, as well as reputational harm.

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

The process of obtaining patents and trademarks can be time consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent or trademark may not issue, it may not issue in a timely manner, or it may not have sufficient scope or strength to protect the technology it was intended to protect or to provide us with any commercial advantage. We may never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because patent applications are confidential until they are published, and publications in the scientific or patent literature lag behind actual discoveries. The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not allowed or issued for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents or trademarks or the patents or trademarks of our licensors. For example, Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

Also, the validity of our patents can be challenged by third parties pursuant to procedures introduced by American Invents Act, specifically inter partes review and/or post grant review before the U.S. Patent and Trademark Office. For example, in 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging some of our Ampyra Orange Book-listed patents. We successfully defended the patents in these proceedings, but this outcome did not affect the U.S. federal district court decision invalidating Ampyra Orange Book-listed patents as described above. IPR petitions could be filed in the future challenging our other patents for any of our programs.

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
•

dilution, or expected or potential dilution, relating to the issuance of additional shares of our common stock to satisfy conversion or make-whole payment obligations under, or interest on, our convertible senior secured notes due 2024;

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

We cannot predict the effect that our reverse stock split will have on the market price for shares of our common stock.

We completed a one-for-six reverse stock split on December 31, 2020. We cannot predict the long-term effect of the reverse stock split upon the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Although the reverse stock split initially resulted in an increased market price per share of our common stock, the market price per share may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split, or remain at current levels due to, among other factors, the performance of our business, economic conditions and other factors, some of which may not be under our control. Accordingly, even with an increased market price per share, the total market capitalization of shares may be lower than the total market capitalization before the reverse stock split.

If the market price of shares of our common declines, the percentage decline may be greater than would have occurred in the absence of the reverse stock split due to decreased liquidity in the market for our common stock. Accordingly, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would have occurred in the absence of the reverse stock split. This would result in the market capitalization of our common stock following the reverse stock split being lower than the total market capitalization before the reverse stock split.

Future sales of our common stock could cause our stock price to decline, and future issuances of common stock could cause substantial dilution.

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of March 4, 2021, 9,489,873 shares of our common stock were issued and outstanding; options to acquire 1,235,904 shares of our common stock were outstanding, exercisable at an average exercise price of $128.40 per share, issued under our 2006 Employee Incentive Plan or our 2015 Omnibus Incentive Compensation Plan; and restricted stock units issued under our 2015 Omnibus Incentive Compensation Plan entitling the holders to an aggregate of 19,163 shares of our common stock were outstanding. Additional shares of common stock are authorized for issuance pursuant to options and other stock-based awards under our 2015 Omnibus Incentive Compensation Plan and under our 2019 Employee Stock Purchase Plan, and additional stock-based awards could be issued under our 2016 Inducement Plan. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further. In addition, if we elect to settle all or a portion of our conversion or make-whole payment obligations under, and/or interest payments on, our convertible senior secured notes due 2024, our stockholders could experience significant dilution. Lastly, in January 2021, we entered into an At The Market (ATM) Offering Agreement with H.C. Wainwright & Co., LLC as sales agent. Pursuant to the ATM agreement, we may offer and sell shares of our common stock having an aggregate value of up to $15.25 million in an at-the-market offering, which could cause additional dilution.

If our officers, directors and largest stockholders choose to act together, they may be able to control the outcome of stockholder vote.

Our officers, directors and current holders of 5% or more of our outstanding common stock beneficially owned a significant portion of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

•

Our Bylaws contain an exclusive forum clause providing that (i) the Court of Chancery of the State of Delaware will be the exclusive forum for actions or proceedings for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a breach of a fiduciary duty; (c) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or the our Certificate of Incorporation or Bylaws; (d) any action or proceeding to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or Bylaws, including any right, obligation or remedy thereunder; or (e) any action asserting a claim governed by the internal affairs doctrine, and (ii) the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933.

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

General Risk Factors

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if taxable income does not reach sufficient levels or if there is a change in ownership of Acorda.

In general, under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is subject to limitations on its ability to utilize net operating losses, or NOLs, to offset future taxable income. As of December 31, 2020, we had approximately $162.1 million of U.S. Federal NOLs. Existing NOLs that were incurred prior to 2018 have a 20 year carryforward available (based on when they were incurred) to reduce taxable income in future years. Federal income tax losses generated in tax years ending after January 1, 2018 can generally be carried forward indefinitely, due to 2017 tax reform legislation. However, the ability to use existing NOL carryforwards will be dependent on our ability to generate taxable income and will be subject to an annual limitation of 80% of taxable income. Of our existing NOLs, approximately

$121.4 million existed at December 31, 2020 and were incurred by our Biotie subsidiary. Our ability to use these Biotie NOL carryforwards will depend on the ability of that specific subsidiary to generate taxable income, and because we do not expect any taxable income from that subsidiary we currently do not assign any value to these NOLs. The remaining U.S. Federal NOL carryforward as of December 31, 2020 of approximately $40.7 million is for the Acorda Therapeutics, Inc. return filing group, which is carried forward indefinitely and subject to the 80% limitation on taxable income when utilized in future tax years.

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

•	difficulties in assimilating the personnel and/or operations of the acquired companies;
•	diversion of our management’s attention away from other business concerns;
•	commencement of business in markets where we have limited or no direct experience;
•	potential loss of our key employees or key employees of the acquired companies or businesses; and
•	our ability to enter into acquisition or in-licensing agreements that do not violate the restrictive covenants contained in the indenture governing our convertible senior secured notes due 2024.

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

If the use or misuse of Inbrija (levodopa inhalation powder), Ampyra or any other approved products we may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third party payers or others. The use of our product candidates in clinical trials could also expose us to product liability claims. We currently maintain a product liability insurance policy that includes coverage for our marketed products as well as for our clinical trials. The total insurance limit is $50 million per claim, and the aggregate amount of claims under the policy is also capped at $50 million. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently have may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

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

The Ardsley lease provides for monthly payments of rent during the term. These payments consist of base rent, which takes into account the costs of the facility improvements funded by the facility owner prior to our occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. Our base rent is currently $4.9 million per year, which reflects an annual 2.5% escalation factor as well as our expansion, described above.

Chelsea, Massachusetts

Through our Civitas subsidiary, we previously leased a manufacturing facility in Chelsea, Massachusetts which we used to manufacture Inbrija. In February 2021, in connection with the sale of our Chelsea manufacturing operations to Catalent Pharma Solutions, Inc., Civitas assigned the lease of this facility to a Catalent affiliate. At the same time, we entered into a long-term, global manufacturing services (supply) agreement with Catalent pursuant to which they have agreed to manufacture Inbrija for us at the Chelsea facility.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation or other legal proceedings relating to claims arising out of operations in the normal course of our business, including the DRI matter described below. The outcome of litigation and other legal proceedings is unpredictable, and regardless of outcome, they can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against us with the American Arbitration Association under a September 26, 2003 License Agreement that we originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleges a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and is claiming damages based on unpaid license royalties of $6 million plus interest. We believe we have valid defenses against this claim and intend to defend ourselves vigorously.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “ACOR.”

On December 31, 2020, we filed an amendment to our Certificate of Incorporation which effected, as of 4:01 p.m. Eastern Time on December 31, 2020, a 1-for-6 reverse stock split of the shares of our outstanding common stock and proportionate reduction in the number of authorized shares of our common stock from 370,000,000 to 61,666,666. Our common stock began trading on a split-adjusted basis on The Nasdaq Global Select Market commencing upon market open on January 4, 2021. The common stock continued to trade under the symbol “ACOR” after the reverse stock split became effective. The reverse stock split applied equally to all outstanding shares of the common stock and did not modify the rights or preferences of the common stock. As such, all figures in this report relating to shares of our common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the 1-for-6 reverse stock split of our common stock.

Computershare is the transfer agent and registrar for our common stock. As of March 4, 2021, we had 16 registered holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Unregistered Sales of Securities

In December 2020, we issued to the holders of our 6.00% Convertible Senior Secured Notes due 2024 an aggregate of 1,484,871 shares of the Company’s common stock, in satisfaction of approximately $6.2 million in interest due under the 2024 convertible notes on December 1, 2020. Pursuant to the indenture under which the 2024 Notes were issued, we may elect to pay interest in cash or shares of our common stock based on the formula set forth in the indenture, subject to conditions specified therein. In connection with the issuance of the shares, an amount corresponding to the $6.2 million of accrued interest was released from escrow and became available to the Company for other purposes. The issuance of the Shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

Acorda has not announced any plans or programs for the repurchase of its Common Stock. The following table provides information about our purchases of shares of Acorda stock during the three-month period ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2020	—	—	—	—
November 1-30, 2020	1,359	$5.16	—	—
December 1-31, 2020	659	$3.88	—	—
Total	2,018	$4.74	—	—

(1)Share repurchases reported in this column consist of shares of Acorda’s common stock withheld from employees in November 2020 to cover tax liability in connection with the settlement of restricted stock units (1,359 shares) and shares of Acorda’s common stock tendered by employees in December 2020 to cover taxes relating to the vesting of restricted stock awards (659 shares).

Item 6. Selected Financial Data.

Not applicable.

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

Inbrija

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately 25% of Medicare plan lives. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. Net revenue for Inbrija was $24.2 million for the year ended December 31, 2020. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. Effective January 1, 2021, Acorda was granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK which is subject to certain administrative filings that are due by December 31, 2021. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

Ampyra

Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $98.1 million for the year ended December 31, 2020.

On October 30, 2020, we received a $15 million milestone payment from Biogen International GmbH under our license and collaboration with Biogen. Biogen markets Ampyra outside the U.S. as Fampyra. We became entitled to the milestone payment based on Biogen’s ex-U.S. net sales of Fampyra exceeding $100 million over the four consecutive quarters ending with the third quarter of 2020. This payment was recorded as milestone revenue in the third quarter. We retained approximately $14 million of the milestone payment net of our payment obligations to another party.

Convertible Notes

In December 2019, we announced the successful completion of a private exchange of $276 million of our convertible senior notes due in 2021 in exchange for a combination of approximately $207 million aggregate principal amount of newly-issued convertible senior secured notes due 2024 and $55.2 million in cash. The convertible senior secured notes due 2021 have an adjusted conversion price of approximately $21.00 per share. As a result of the exchange, approximately $69 million of convertible senior notes due in 2021, with an adjusted conversion price of approximately $255.35, remain outstanding. Addressing the remaining portion of the convertible notes due 2021 is a top priority in addition to our focus on the Inbrija launch. More information about the terms and conditions of the 2021 and 2024 convertible notes is set forth in Note 9 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

Sale of Chelsea, Massachusetts Manufacturing Operations

In February 2021, we completed the sale of our Chelsea, Massachusetts manufacturing operations to Catalent Pharma Solutions. Pursuant to the transaction, Catalent paid us $80 million in cash, resulting in net proceeds to us of approximately $74 million after transaction fees and expenses and settlement of customary post-closing adjustments. In connection with the sale of the manufacturing operations, we entered into a long-term, global manufacturing services agreement with a Catalent affiliate for the supply of Inbrija. As part of the transaction, Catalent hired substantially all of our prior employees at the Chelsea facility as well as certain of our other employees at our Waltham, Massachusetts facility. We intend to use the net proceeds received from the transaction for general corporate purposes, subject to compliance with the terms of the 2024 notes, which may include funding capital expenditures and the repayment of indebtedness. Also, we expect to save approximately $10 million in annual operating expenses related to the operation of the manufacturing facility. More information about the Catalent transaction is set forth in Part I of this report under Catalent Transaction. See Note 7 to our Consolidated Financial Statements included in this report for additional information on the assets classified as held for sale as a result of the transaction.

Financial Management

In January 2021, we announced a corporate restructuring to reduce costs and focus our resources on Inbrija, which is our key strategic priority for 2021. As part of the restructuring, we reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of our Chelsea manufacturing operations). All of the reduction in personnel will take place in the first quarter of 2021. As a result, we expect to realize estimated annualized cost savings related to headcount reduction of approximately $6 million beginning in the second quarter of 2021. We estimate that we will incur approximately $3.2 million of pre-tax charges, substantially all of which will be cash expenditures, for severance and other employee separation-related costs in the first quarter of 2021.

In January 2021, we entered into an At The Market (ATM) Offering Agreement with H.C. Wainwright & Co., LLC as sales agent. Pursuant to the ATM agreement, we may offer and sell shares of our common stock having an aggregate value of up to $15.25 million in an at-the-market offering, subject to a 3% sales commission payable to H.C. Wainwright. If we elect to use the ATM agreement, H.C. Wainwright would be obligated to use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares in accordance with our instructions (including as to price, time or size limit or other parameters or conditions that we may impose).

On July 13, 2020, we received a U.S. income tax refund from the Internal Revenue Service of approximately $12.4 million plus interest of $0.3 million, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Under the CARES Act, among other things, net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to the preceding five years to apply against taxable income reported in such years. Pursuant to this provision of the CARES Act, the Company was eligible to carry back 2019 net operating losses to tax years 2017 and 2018, resulting in the refund.

As of December 31, 2020, we had cash, cash equivalents, short-term investments and restricted cash of approximately $102.9 million. Restricted cash includes $31.1 million in escrow related to the 6% semi-annual interest portion of the convertible senior secured notes due 2024, payable in cash or stock. As further described in Note 9 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, if we are permitted under the notes indenture and we elect to pay interest due in stock, the cash equivalent will be released from escrow. In December 2020, we issued

1,484,871 shares to the holders of the 2024 notes in satisfaction of approximately $6.2 million in interest due on December 1, 2020, and a corresponding amount was released from the escrow in late December 2020.

Nasdaq Listing Rules and Reverse Stock Split

On January 19, 2021, we received a letter from The Nasdaq Stock Market, LLC notifying us that we had regained compliance with Listing Rule 5450(a)(1), which requires that listed securities maintain a minimum closing bid price of at least $1.00 per share (the “Minimum Bid Requirement”). We regained compliance with the Minimum Bid Requirement based on the closing bid price of our common stock on the Nasdaq Global Select Market between January 4, 2021 and January 15, 2021. We had previously been notified, on July 23, 2020, of our non-compliance with the Minimum Bid Requirement.

On December 31, 2020, we filed an amendment to our Certificate of Incorporation which effected, as of 4:01 p.m. Eastern Time on December 31, 2020, a 1-for-6 reverse stock split of the shares of our outstanding common stock and proportionate reduction in the number of authorized shares of our common stock from 370,000,000 to 61,666,666. Our Board of Directors approved the reverse stock split as part of plan to regain compliance with the Minimum Bid Requirement. The reverse stock split had previously been authorized by our stockholders at a special meeting convened on July 31, 2020.

Our common stock began trading on a split-adjusted basis on The Nasdaq Global Select Market commencing upon market open on January 4, 2021. The common stock continued to trade under the symbol “ACOR” after the reverse stock split became effective. The reverse stock split applied equally to all outstanding shares of the common stock and did not modify the rights or preferences of the common stock. The reverse stock split also resulted in a corresponding adjustment to outstanding equity awards as well as shares reserved for future issuance under our incentive compensation plans.

All figures in this report relating to shares of our common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the 1-for-6 reverse stock split of our common stock.

COVID-19 Pandemic

Our business and financial condition have been impacted by, and are subject to risks resulting from, the COVID-19 (novel coronavirus) pandemic. The COVID-19 pandemic has caused significant disruptions in the healthcare industry. The duration of the pandemic is difficult to predict, and it is likely to have ongoing impacts as it continues. The travel restrictions, “shelter in place” orders, quarantine policies, and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. We believe these factors contributed to volatility in new Inbrija prescriptions during 2020.

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

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately

25% of Medicare plan lives. Net revenue for Inbrija was $24.2 million for the year ended December 31, 2020. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. Effective January 1, 2021, Acorda was granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK which is subject to certain administrative filings that are due by December 31, 2021. We are in discussions with potential partners regarding the distribution of Inbrija outside of the U.S., with potential partners in Europe and Japan.

Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, which we are supplementing with sales representatives provided by a contract commercial organization. Inbrija is distributed in the U.S. primarily through:  Alliance Rx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). During 2020, we transitioned from a network of several specialty pharmacies to Walgreens as the sole specialty pharmacy for U.S. sales of Inbrija, which we believe has potential benefits to patients and our business. Our neuro-specialty sales and marketing team includes our own sales representatives as well as established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information to payers and physicians on our marketed products; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives. Our sales representatives (with the contracted representatives) are targeting approximately 5,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Our Inbrija launch activities are focused on physician awareness and market access as well as patient awareness, education and training.

We have established Prescription Support Services for Inbrija, which we sometimes refer to as the Inbrija hub. Prescription Support Services is designed to help patients navigate their insurance coverage and offer reimbursement support services, when appropriate. Services fall into one of these categories: insurance verification, to research patient insurance benefits and confirm insurance coverage; prior authorization support, to identify prior authorization requirements; and appeals support. For patients that may need assistance paying for their medication, Prescription Support Services offers several support options, including: a program that provides no cost medication to patients who meet specific program eligibility requirements; co-pay support, which may help commercially insured (non-government funded) patients lower their out-of-pocket costs; and a bridge program, for federally-insured patients who experience a delay in coverage determination. We have implemented a no-cost sample program, available at physician offices, to enable patients and their physicians to assess the value of Inbrija before the patient incurs out-of-pocket co-pay or co-insurance costs. In addition, we have implemented a free trial program, available through the Inbrija hub, for commercially insured patients who cannot access the free samples because of offices and institutions that have policies that prohibit samples. Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain. These neurons are responsible for producing dopamine and that loss causes a range of symptoms including impaired movement, muscle stiffness and tremors. The standard baseline treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects. As Parkinson’s progresses, people are likely to experience OFF periods, which are characterized by the return of Parkinson’s symptoms that result from low levels of dopamine between doses of oral carbidopa/levodopa. OFF periods are often highly disruptive to people with Parkinson’s. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $98.1 million for the year ended December 31, 2020.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones. In October 2020, we received a $15 million milestone payment from Biogen based on ex-U.S. net sales exceeding $100 million over the four consecutive quarters ending with the third quarter of 2020. This payment was recorded as milestone revenue in the third quarter. We retained approximately $14 million of the milestone payment net of our payment obligations to another party. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, if ever, we will not receive Fampyra royalties although we retained the right to receive any potential future milestone payments, including the milestone payment described above. The HCRP transaction is accounted for as a liability, as described in Note 10 to our Consolidated Financial Statements included in this report.

Ampyra Patent Update

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Nullity actions have been filed in Germany against both of the German national patents derived from EP 1732548 and EP 2377536 by ratiopharm GmbH, a generic manufacturer affiliated with Teva. Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in 2021.

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

Our ARCUS development has been focused on a program for acute treatment of migraine. Existing oral therapies for migraine can be associated with slow onset of action and gastrointestinal challenges. Patients cite the need for rapid relief from migraine symptoms as their most desired medication attribute. Additionally, individuals with migraine may suffer from nausea and delayed gastric emptying which further impact the consistency and efficacy of the oral route of administration. We have been evaluating therapeutic candidates for their suitability to move forward with this program. Due to our three restructurings since 2017 and associated cost-cutting measures, we have deferred consideration of further investment into potential new ARCUS applications in migraine pending additional progress with the Inbrija commercial launch in the U.S.

Should we decide in the future to make investments in any ARCUS development program, we would be reliant on Catalent for the manufacture of product for that program. Our global supply agreement with Catalent does not provide for the terms and conditions under which Catalent would supply any product or product candidate other than Inbrija. We would be unable to advance the development of any ARCUS inhaled therapeutic candidate unless Catalent is willing to manufacture the candidate for us on commercially reasonable terms. Also, due to reductions in force, employee attrition and the 2021 sale of our Chelsea manufacturing operations, we believe we lack certain personnel needed for, and would need to hire replacements before continuing with, this research and development work.

In July 2015, the Bill & Melinda Gates Foundation awarded us a grant to support the development of a formulation and delivery system for a dry powder version of lung surfactant, a treatment for neonatal respiratory distress syndrome, or nRDS. In collaboration with the Massachusetts Institute of Technology, we developed a formulation and delivery device based on our proprietary ARCUS drug delivery technology. nRDS is a condition affecting prematurely born infants in which their lungs are underdeveloped and thus lack a sufficient amount of lung surfactant. It can be fatal, or lead to severe, chronic health issues caused by a lack of oxygen getting to the baby’s brain and other organs. Delivering liquid surfactant to the lungs via intubation is the standard of care. We believe that our formulation and delivery system may present a more practical alternative for use in developing areas of the world, where intubation poses numerous problems. Based on achievement of pre-clinical proof of concept, the foundation expanded the funding to include pre-IND development, including an additional grant of approximately $2.08 million in 2020 to continue this work. This program is not aimed at developing a commercial product, but our work on this program could potentially generate information that is useful for adapting the ARCUS drug delivery technology to commercial pediatric uses. We expect all current grant-funded work to be completed in the first half of 2021. We are evaluating next steps for our continuing involvement in this program as it transitions past the grant-funding stage and in light of the sale of our Chelsea manufacturing operations and other factors.

Other Research and Development Programs

Our other research and development programs include rHIgM22 and cimaglermin alfa. rHIgM22 is a remyelinating antibody that is a potential therapeutic for multiple sclerosis. Data from a Phase 1 safety and tolerability trial showed that a single dose of rHIgM22 was not associated with any safety signals. The study was not powered to show efficacy and exploratory measures showed no difference between the treatment groups. Cimaglermin alfa is a member of the neuregulin growth factor family, and has been shown to promote recovery after neurological injury, as well as enhance heart function in animal models of heart failure. We initiated a Phase 1b clinical trial assessing three doses of cimaglermin alfa in people with heart failure, but discontinued enrollment and then received an FDA clinical hold based on the occurrence of a case of hepatotoxicity (liver injury). The FDA clinical hold was lifted after we presented additional data on the hepatotoxicity, but we have not since restarted any clinical study of cimaglermin alfa. We are considering next steps for these programs, which could include potential partnering or out-licensing, but due to our three restructurings since 2017 and associated cost-cutting measures, we have deferred consideration of any further investment pending additional progress with the Inbrija commercial launch in the U.S.

Financial Guidance for 2021

We are providing the following guidance with respect to our 2021 financial performance:

•	Net revenue from the sale of Ampyra in 2021 is expected to range from $75 million to $85 million.
•

Operating expenses in 2021 are expected to range from $130 million to $140 million. This is a non-GAAP projection that excludes restructuring costs and share-based compensation charges, as more fully described below.

The projected range of operating expenses in 2021 specified above was not prepared in accordance with accounting principles generally accepted in the United States (GAAP) because this guidance excludes restructuring costs and share-based compensation charges. Due to the forward looking nature of this information, the amount of compensation charges and benefits needed to reconcile this measure to the most directly comparable GAAP financial measure is dependent on future changes in the market price of our common stock and is not available at this time. Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP. However, we believe the presentation of this non-GAAP financial measure, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our ongoing and projected operating performance because it excludes (i) expenses that pertain to a non-routine restructuring event, and (ii) non-cash charges that are substantially dependent on changes in the market price of our common stock. We believe this non-GAAP financial measure helps indicate underlying trends in our business and is important in comparing current results with prior period results and understanding expected operating performance. Also, our management uses this non-GAAP financial measure to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Revenue

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies, which deliver the medication to patients by mail, and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). We recognized net revenue from the sale of Inbrija of $24.2 million and $15.3 million for the years ended December 31, 2020 and 2019, respectively. The increase in Inbrija net revenue was due to an increase in net volume of $8.9 million.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into new managed care contracts in the future.

We believe that first and fourth quarter revenue for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe specialty pharmacies may increase their stock, within contractual limits, to account for the holidays and new year. These factors may seasonally have a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs this increases fourth quarter revenues, and decreases first quarter revenues, on a relative basis. In the case of the fourth quarter of 2020, we believe our transition from a network of several specialty pharmacies to Alliance Rx Walgreens Prime, or Walgreens, as the sole specialty pharmacy for U.S. sales of Inbrija was another factor that positively impacted Inbrija net sales on a one-time basis, as Walgreens initiated stocking for newly-transferred patients during the quarter.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenue from the sale of Ampyra to these customers of $98.9 million and $164.9 million for the years ended December 31, 2020 and 2019, respectively. These amounts are inclusive of Mylan AG revenue of $0.8 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively. The decrease in Ampyra net revenue was composed of a decrease in net volume of $79.5 million partially offset by price increase and discount and allowance adjustments of $14.4 million. Net revenue from sales of Ampyra decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the entry of generic versions of Ampyra as a result of the invalidation of our Ampyra patents in 2017.

Discounts and allowances which are included as an offset in net revenue consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into new managed care contracts in the future.

We believe that first and fourth quarter revenue for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe specialty pharmacies may increase their stock, within contractual limits, to account for the holidays and new year. These factors may seasonally have a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs this increases fourth quarter revenues, and decreases first quarter revenues, on a relative basis.

Other Product Revenues

We recognized net revenue from the sale of other products of $1.7 million for the year ended December 31, 2020 as compared to $0.6 million for the year ended December 31, 2019.

Milestone Revenue

We recognized $15 million and $0 million in milestone revenue for the year ended December 31, 2020 and 2019, respectively. The increase is due to the $15 million milestone payment earned in the three-month period ended September 30, 2020 and received from Biogen in October 2020 based on ex-U.S. Fampyra net sales exceeding $100 million over a period of four consecutive quarters ending with the third quarter of 2020. We will retain approximately $14 million of the milestone payment net of our payment obligations to another party.

Royalty Revenue

We recognized $13.1 million in royalty revenue for the year ended December 31, 2020 as compared to $11.7 million for the year ended December 31, 2019, related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $33.5 million for the year ended December 31, 2020 as compared to $34.8 million for the year ended December 31, 2019. Cost of sales for the year ended December 31, 2020 consisted primarily of $14.7 million in inventory costs related to recognized revenues, $4.1 million in royalty fees based on net product shipments, idle capacity costs of $6.3 million, $8.2 million in period costs related to expired inventory, freight, stability testing, and packaging and $0.2 million for costs related to sales of the authorized generic version of Ampyra. Production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales in the period incurred.

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

Amortization of Intangibles

We commenced amortization of the intangible asset upon launch in February 2019 and recorded amortization of $30.8 million for the year ended December 31, 2020 as compared to $25.6 million related to Inbrija for the year ended December 31, 2019.

Research and Development

Research and development expenses for the year ended December 31, 2020 were $23.0 million as compared to $60.1 million for the year ended December 31, 2019, a decrease of $37.1 million, or 62%. The decrease was primarily due to reductions in spending of $26.4 million due to the commercialization of Inbrija, reductions of $11.0 million due to restructuring and decrease in several programs to shift focus on Inbrija launch, partially offset by increases of $0.3 million in research and development expenses related to Biotie.

Selling, General and Administrative

Sales and marketing expenses for the year ended December 31, 2020 were $81.2 million compared to $109.5 million for the year ended December 31, 2019, a decrease of approximately $28.3 million, or 26%. The decrease was attributable primarily to a decrease in marketing related spending of $7.9 million due to launch activities for Inbrija, a decrease in overall salaries and benefits of $11.2 million and a decrease in spending related to marketing for Ampyra of $9.2 million.

General and administrative expenses for the year ended December 31, 2020 were $71.3 million compared to $83.3 million for the year ended December 31, 2019, a decrease of approximately $12.0 million, or 14%. This decrease was primarily due to a decrease in spending related to launch activities of $0.8 million, a decrease of $6.6 million in staff compensation, benefits and medical affairs related expenses, a decrease of $1.0 million in business development costs and human resources costs, and a decrease of $3.0 million in restructuring expenses.

Goodwill and Intangible Asset Impairments

We recognized an intangible asset impairment charge of $4.1 million for the year ended December 31, 2020. During the first quarter of 2020, the Company determined that there were relevant changes to the key assumptions that would negatively affect the value of the IPR&D asset for BTT-1023. Management determined that the results of the clinical trial did not meet the primary or secondary end-points, and the clinical trial was not large enough or expansive enough to be persuasive to generate interest by third-parties for a possible licensing arrangement. Management determined that this assessment was the triggering event that indicated that the asset was fully impaired as there was no potential value with an out-licensing arrangement. Based on the qualitative assessment, management determined that the carrying value of the asset exceeded its estimated fair value and therefore, the asset was fully impaired. Management determined that additional quantitative procedures were not relevant in this circumstance given the overwhelming qualitative evidence that indicated the asset was fully impaired.

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

Loss on Assets Held for Sale

As a result of the sale of the Chelsea manufacturing operations to Catalent, the Company determined that the criterion to classify the Chelsea manufacturing operations as assets held for sale within the Company’s consolidated balance sheet effective December 31, 2020 were met. Accordingly, the assets were classified as current assets held for sale at December 31, 2020 as the Company, at that time, expected to divest the Chelsea manufacturing operations within the next twelve months. The Company entered into a definitive agreement to sell the Chelsea manufacturing operations on January 12, 2021 and closed the transaction on February 10, 2021. The classification to assets held for sale impacted the net book value of the assets expected to be transferred upon sale. The estimated fair value of the Chelsea manufacturing operations was determined using the purchase price in the purchase agreement along with estimated broker, accounting, legal, and other selling expenses, which resulted in a fair value less costs to sell of approximately $71.8 million. The carrying value of the assets being classified as held for sale was approximately $129.7 million, which includes property and equipment of $129.6 million and prepaid expenses of $0.1 million. As a result, the Company recorded a loss on assets held for sale of $57.9 million against the Chelsea manufacturing operations for the year ended December 31, 2020.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $40.0 million due to the change in the fair value of the derivative liability for the year ended December 31, 2020. The changes in the fair value of the derivative liability were primarily due to changes in the Company’s stock price over the period.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income pertaining to changes in the fair value of our acquired contingent consideration of $30.9 million for the year ended December 31, 2020 compared to $86.9 million for the year ended December 31, 2019, a decrease of $56.0 million or 64%. The changes in the fair-value of the acquired contingent consideration were primarily due to the overall downward revision to the projected revenue and the recalculation of cash flows for the passage of time.

Other Income (Expense), Net

Other expense, net was $29.6 million for the year ended December 31, 2020 compared to other income, net of $37.4 million for the year ended December 31, 2019, a decrease in income of $67.0 million, or 179%. The decrease was due primarily to the gain recorded on debt extinguishment of $55.1 million in 2019, a decrease in interest income of approximately $3.4 million, an increase in interest and amortization of debt discount expense of approximately $8.7 million, partially offset by an increase in other income $0.2 million.

Benefit from Income Taxes

We recorded a $8.1 million benefit from income taxes for the year ended December 31, 2020 as compared to a $1.3 million benefit from income taxes for the year ended December 31, 2019. The effective income tax rates for the year ended December 31, 2020 and 2019 were 7.5% and 0.5%, respectively.

The variances in the effective tax rates for the year ended December 31, 2020 and 2019 were due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, goodwill impairment for which no tax benefit can be recognized, and the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

The Company’s overall effective tax rate in 2020 differed from the U.S. federal statutory rate of 21% primarily due to the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%, the forfeitures of equity of which no tax deduction is recorded and the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized.

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

The Company’s state examination by the state of Massachusetts for tax periods 2016 and 2017 was completed during the third quarter of 2020. The Company was assessed an immaterial tax approximately $0.02 million.

The Company has ongoing state examinations in New Jersey and Minnesota which cover a range of tax periods, 2015-2018. There have been no proposed adjustments at this stage of these examinations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily from: private placements and public offerings of our capital stock; borrowing money through loans and the issuance of debt instruments; payments received under our collaboration and licensing agreements; revenue from sales of Ampyra, Fampyra, and Inbrija, as well as our former products, Zanaflex and Qutenza; royalty monetizations and our revenue interest financing arrangement; and, to a lesser extent, funding from government grants. Also, in February 2021, we obtained additional capital from the sale of our Chelsea manufacturing operations.

At December 31, 2020, we had $71.4 million of cash, cash equivalents and short-term investments, compared to $125.8 million at December 31, 2019. Our December 31, 2020 cash, cash equivalents and short-term investments balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock. The December 31, 2020 balance also does not include the net proceeds received from the sale of our Chelsea manufacturing operations. We incurred net losses of $99.6 million and $273.0 million for the years ended December 31, 2020 and 2019, respectively.

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

Our ability to meet our future operating requirements, repay our liabilities, and meet our other obligations are dependent upon a number of factors, including our ability to generate cash from product sales, reduce planned expenditures, and obtain additional financing. If we are unable to generate sufficient cash flow from the sale of our products, we may be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing our 2024 Notes, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, our ability to raise additional capital and repay or restructure our indebtedness will depend on the capital markets and our financial condition at such time, among other factors. In addition, financing may not be available when needed, at all, on terms acceptable to us or in accordance with the restrictions described above.

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

The 2024 Notes were issued pursuant to an Indenture, dated as of December 23, 2019, among the Company, its wholly owned subsidiary, Civitas Therapeutics, Inc. (along with any domestic subsidiaries acquired or formed after the date of issuance, the “Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent (the “2024 Indenture”). The 2024 Notes are senior obligations of the Company and the Guarantors, secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions described in the Security Agreement, dated as of December 23, 2019, between the grantors party thereto and Wilmington Trust, National Association, as collateral agent (the “Security Agreement”).

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. The Company may elect to pay interest in cash or shares of the Company’s common stock, subject to the satisfaction of certain conditions. If the Company elects to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date. In December 2020, the Company issued 1,484,871 shares of common stock in satisfaction of the interest payable to holders of the 2024 Notes on December 1, 2020. In connection with this stock-based interest payment approximately $6.2 million of accrued interest was released from restricted case and became available to the Company for other purposes.

The 2024 Notes are convertible at the option of the holder into shares of common stock of the Company at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The adjusted conversion rate for the 2024 Notes is 47.6190 shares of the Company’s common stock per $1,000 principal amount of 2024 Notes, representing an adjusted conversion price of approximately $21.00 per share of common stock. The conversion rate was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020 and is subject to additional adjustments in certain circumstances as described in the 2024 Indenture.

The Company may elect to settle conversions of the 2024 Notes in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. Holders who convert their 2024 Notes prior to June 1, 2023 (other than in connection with a make-whole fundamental change) will also be entitled to an interest make-whole payment equal to the sum of all regularly scheduled stated interest payments, if any, due on such 2024 Notes on each interest payment date occurring after the conversion date for such conversion and on or before June 1, 2023. In addition, the Company will have the right to cause all 2024 Notes then outstanding to be converted automatically if the volume-weighted average price per share of the Company’s common stock equals or exceeds 130% of the adjusted conversion price for a specified period of time and certain other conditions are satisfied.

Holders of the 2024 Notes will have the right, at their option, to require the Company to purchase their 2024 Notes if a fundamental change (as defined in the 2024 Indenture) occurs, in each case, at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. If a make-whole fundamental change occurs, as described in the 2024 Indenture, and a holder elects to convert its 2024 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the adjusted conversion rate as described in the 2024 Indenture.

Subject to a number of exceptions and qualifications, the 2024 Indenture restricts the ability of the Company and certain of its subsidiaries to, among other things, (i) pay dividends or make other payments or distributions on their capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) make certain investments, (iii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, which includes, among other items, indebtedness incurred to refinance the 2021 Notes, (iv) create liens on their assets, (v) sell their assets, (vi) enter into certain transactions with affiliates or (vii) merge, consolidate or sell of all or substantially all of their assets. The 2024 Indenture also requires the Company to make an offer to repurchase the 2024 Notes upon the occurrence of certain asset sales.

The 2024 Indenture provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest for 30 days, (ii) failure to pay the 2024 Notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to convert the 2024 Notes in accordance with the 2024 Indenture and the failure continues for five business days, (iv) not issuing certain notices required by the 2024 Indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the 2024 Indenture for 60 days following the receipt of a notice of non-compliance, (vi) a default or other failure by the Company to make required payments under other indebtedness of the Company or certain subsidiaries having an outstanding principal amount of $30.0 million or more, (vii) failure by the Company or certain subsidiaries to pay final judgments aggregating in excess of $30.0 million, (viii) certain events of bankruptcy or insolvency and (ix) the commercial launch in the United States of a product determined by the U.S. FDA to be bioequivalent to Inbrija. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 2024 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2024 Notes may declare all the notes to be due and payable immediately.

The 2021 Notes received by the Company in the Exchange were cancelled in accordance with their terms. Accordingly, upon completion of the Exchange, $69.0 million of the 2021 Notes remained outstanding.

The Company assessed all terms and features of the 2024 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2024 Notes, including the conversion, put and call features. The Company concluded the conversion features required bifurcation as a derivative. The fair value of the conversion features derivative was determined based on the difference between the fair value of the 2024 Notes with the conversion options and the fair value of the 2024 Notes without the conversion options using a binomial model. The Company determined that the fair value of the derivative upon issuance of the 2024 Notes was $59.4 million and recorded this amount as a derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the 2024 Notes on the closing date, or December 24, 2019. There are several embedded features within the 2024 Notes which, upon issuance, did not meet the conditions for equity classification. The conversion feature is measured at fair value on a quarterly basis and the changes in the fair value of the conversion feature for the period will be recognized in the consolidated statements of operations.

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $1.2 million as of December 31, 2020.

The outstanding 2024 Note balance as of December 31, 2020 consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Liability component:
Principal	$207,000	$207,000
Less: debt discount and debt issuance costs, net	(69,381)	(80,028)
Net carrying amount	137,619	126,972
Equity component	$18,257	$—
Derivative liability-conversion Option	$1,193	$59,409

Convertible Senior Notes Due 2021

In June 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC (the “Underwriter”) relating to the issuance by the Company of $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) in an underwritten public offering. The net proceeds from the offering were $337.5 million after deducting the Underwriter’s discount and offering expenses paid by the Company. On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its outstanding 2021 Notes for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. The 2021 Notes received by the Company in the exchange were cancelled in accordance with their terms. Accordingly, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding.

The 2021 Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the “Base Indenture”) and the first supplemental indenture, dated as of June 23, 2014 (the “Supplemental Indenture”, and together with the Base Indenture, the “2021 Indenture”), each between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The 2021 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an adjusted conversion rate of 3.9161 shares per $1,000 principal amount of 2021 Notes (representing an adjusted conversion price of approximately $255.35 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2021 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the adjusted conversion price on each applicable trading day; (3) if the Company calls any or all of the 2021 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the 2021 Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date. The conversion rate described above was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020 and is subject to additional adjustments in certain circumstances as described in the 2021 Indenture.

The Company may redeem for cash all or part of the 2021 Notes, at the Company’s option, after June 20, 2017 if the last reported sale price of the Company’s common stock has been at least 130% of the adjusted conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within five trading days prior to the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company pays 1.75% interest per annum on the principal amount of the 2021 Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year. The 2021 Notes will mature on June 15, 2021.

If the Company undergoes a “fundamental change” (as defined in the 2021 Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their 2021 Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If a make-whole fundamental change occurs, as described in the 2021 Indenture, and a holder elects to convert its 2021 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the adjusted conversion rate as described in the 2021 Indenture.

The 2021 Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2021 Notes by notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2021 Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on all of the 2021 Notes will become due and payable automatically. Notwithstanding the foregoing, the 2021 Indenture provides that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2021 Indenture consists exclusively of the right to receive additional interest on the 2021 Notes.

The 2021 Notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior debt and senior to any of the Company’s subordinated debt. The 2021 Notes are structurally subordinated to all existing or future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries and are effectively subordinated to the Company’s existing or future secured indebtedness to the extent of the value of the collateral. The 2021 Indenture does not limit the amount of debt that the Company or its subsidiaries may incur.

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

The outstanding 2021 Note balances as of December 31, 2020 and 2019 consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Liability component:
Principal	$69,000	$69,000
Less: debt discount and debt issuance costs, net	(1,029)	(3,198)
Net carrying amount	$67,971	$65,802
Equity component	$22,791	$22,791

Non-Convertible Capital Loans

Non-convertible capital loans granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $26.6 million as of December 31, 2020. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0.7 million as of December 31, 2020. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal will be paid in equal annual installments over a 5 year period, ending January 2021.

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

The following table shows the activity within the liability account for the years ended December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Liability related to sale of future royalties - beginning balance	$24,401	$30,716
Deferred transaction costs amortized	401	639
Non-cash royalty revenue payable to HCRP	(11,486)	(10,271)
Non-cash interest expense recognized	1,941	3,317
Liability related to sale of future royalties - ending balance	$15,257	$24,401

Cash, Cash Equivalents and Investment Activities

At December 31, 2020, cash and cash equivalents and short-term investments were approximately $71.4 million, as compared to $125.8 million at December 31, 2019. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Our short-term investments consist of high-grade corporate debt securities, commercial paper and U.S. government securities with original maturities of twelve months or less at date of purchase. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our December 31, 2020 cash, cash equivalents and short-term investments balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock.

Net Cash Used in Operations

Net cash used in operations was $61.0 million compared to $128.2 million for the years ended December 31, 2020 and 2019, respectively. Cash used in operations for the year ended December 31, 2020 was primarily attributable to the net loss of $99.6 million, a decrease in accounts payable, accrued expenses and other current liabilities of $9.0 million, a change in the contingent consideration obligation of $30.9 million, a change in the derivative liability of $40.0 million, gain on disposal of property and equipment of $0.2 million, royalty revenues of $11.5 million, increase in prepaid expenses and other current assets of $1.2 million, increase in inventory of $3.5 million, and decrease in other non-current liabilities of $0.2 million.

Cash used in operations was partially offset by intangible assets impairment charge of $4.1 million, loss on assets held for sale of $57.9 million, share-based compensation expense of $8.1 million, amortization of net premiums and discounts on investments of $0.6 million, depreciation and amortization expense of $41.3 million, amortization of debt discount and debt issuance costs of $16.4 million, a deferred tax provision of $4.7 million, and a decrease in accounts receivable of $1.9 million.

Net Cash Provided by Investing

Net cash provided by investing activities for the year ended December 31, 2020 was $59.4 million, which was due primarily to proceeds from maturities of investments of $63.8 million. This was partially offset by purchases of property and equipment of $4.4 million.

Net Cash Used in Financing

Net cash used in financing activities for the year ended December 31, 2020 was $1.7 million, which was due primarily to debt issuance costs related to the exchange of the convertible senior notes of $1.1 million and repayment of loans payable of $0.6 million.

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. See Note 13 to our Consolidated Financial Statements included in this report for a description of our long-term contractual obligations.

Under certain agreements, we are required to pay royalties for the use of technologies and products in our research and development activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Under certain agreements, we are also required to pay license fees and milestones for the use of technologies and products in our research and development activities and in the commercialization of products. We have committed to make potential future milestone payments to third parties of up to approximately $21.6 million as part of our various agreements, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2020, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.

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

Government Chargebacks and Rebates: We contract for Medicaid and other U.S. federal government programs to allow for our products to remain eligible for reimbursement under these programs. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for chargebacks and rebates. We monitor the sales trends and adjust the chargeback and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. Our government chargeback and rebate accruals were $5.9 million and $5.6 million at December 31, 2020 and December 31, 2019, respectively. A 10% change in our government chargebacks and rebate allowances would have had an approximate $1.7 million and $2.2 million effect on our net revenue for the years ended December 31, 2020 and December 31, 2019, respectively.

Managed Care Contract Rebates: We contract with various managed care organizations including health insurance companies and pharmacy benefit managers. These contracts stipulate that rebates and, in some cases, administrative fees, are paid to these organizations provided our product is placed on a specific tier on the organization’s drug formulary. Based upon our contracts and the most recent experience with respect to sales through managed care channels, we provide an allowance for managed care contract rebates. We monitor the sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. Our managed care contract rebate accruals were $7.4 million and $8.5 million at December 31, 2020 and December 31, 2019, respectively. A 10% change in our managed care contract rebate allowances would have had an approximate $3.1 million and $3.2 million effect on our net revenue for the years ended December 31, 2020 and December 31, 2019, respectively.

Copay Mitigation Rebates: We offer copay mitigation to commercially insured patients who have coverage for our products (in accordance with applicable law) and are responsible for a cost share. Based upon our contracts and the most recent experience with respect to actual copay assistance provided, we provide an allowance for copay mitigation rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. Our copay mitigation rebate accruals were $0.6 million and $0.3 million at December 31, 2020 and December 31, 2019, respectively. A 10% change in our copay mitigation rebate allowances would have had an approximate $0.5 million and $0.7 million effect on our net revenue for the years ended December 31, 2020 and December 31, 2019, respectively.

Cash Discounts: We sell directly to companies in our distribution network, which primarily includes specialty pharmacies and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). We generally provide invoice discounts for prompt payment for our products. We estimate our cash discounts based on the terms offered to our customers. Discounts are estimated based on rates that are explicitly stated in the Company’s contracts as it is expected they will take the discount and are recorded as a reduction of revenue at the time of product shipment when product revenue is recognized. We adjust estimates based on actual activity as necessary. Our cash discount allowances were $0.6 million and $0.4 million at December 31, 2020 and December 31, 2019, respectively. A 10% change in our cash discount allowances would have had an approximate $0.2 million and $0.3 million effect on our net revenue for the years ended December 31, 2020 and December 31, 2019, respectively.

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

Prior to sale of Zanaflex assets in 2017, we accepted returns of Zanaflex products for six months prior to and twelve months after their expiration date. We provided a credit to customers with whom we have a direct relationship or a cash payment to those with whom we do not have a direct relationship. We do not exchange product from inventory for returned product. Our returns reserve for Zanaflex products were $0.2 million and $0.6 million at December 31, 2020 and December 31, 2019, respectively. A 10% change in our returns would have had an approximate $(0.0) million and $(0.1) million effect on our net revenue for the years ended December 31, 2020 and 2019, respectively.

Our specialty distributors for Qutenza have the right to return any unopened Qutenza product during the nine-month period beginning three months prior to the labeled expiration date and ending six months after the labeled expiration date. Once product has been opened or its expiration date does not fall within our return goods policy for Qutenza, it is no longer eligible for return. If product is returned, credit is given to the specialty distributors against amounts owed to us. We do not replace returned product with new product unless it has been damaged in shipping. Our returns accruals for Qutenza were immaterial for the years ended December 31, 2020 and December 31, 2019.

Data Fees and Fees for Services Payable to Specialty Pharmacies: We have contracted with certain specialty pharmacies to obtain transactional data related to our products in order to develop a better understanding of our selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations. We pay a variable fee to the specialty pharmacies to provide us the data. We also pay the specialty pharmacies a fee in exchange for providing distribution and inventory management services, including the provision of inventory management data to the Company. We estimate our fee for service accruals and allowances based on sales to each specialty pharmacy and the applicable contracted rate. Our fee for service expenses are accrued at the time of product shipment and are typically settled with the specialty pharmacies within 60 days after the end of each respective quarter. Our data fee and fee for service accruals were $1.4 million and $1.5 million at December 31, 2020 and December 31, 2019, respectively. A 10% change in our data fee and fee for service allowances would have had an approximate $0.6 million and $0.5 million effect on our net revenue for the years ended December 31, 2020 and 2019, respectively.

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

The following table provides a summary of activity with respect to the Company’s sales discounts and allowances during 2020 and 2019:

(in thousands)	Government chargebacks and rebates	Managed care contract rebates	Copay mitigation rebates	Cash discounts	Product returns	Data fees and fees for services payable to wholesalers	Other vendor allowances	Total
Balance at December 31, 2018	$7,925	$13,684	$797	$395	$1,660	$1,399	$1,327	$27,188
Allowances for sales	22,105	32,047	7,228	2,722	(516)	5,364	—	68,950
Actual credits for sales during 2019	(20,391)	(27,237)	(6,927)	(2,368)	(2)	(4,051)	—	(60,976)
Actual credits for prior year sales	(4,085)	(10,020)	(797)	(337)	(536)	(1,172)	—	(16,947)
Balance at December 31, 2019	$5,554	$8,474	$301	$412	$606	$1,540	$1,327	$18,215
Allowances for sales	17,042	30,899	5,316	954	(153)	5,572	—	59,630
Actual credits for sales during 2020	(13,732)	(25,555)	(4,720)	(1,882)	—	(4,284)	—	(50,174)
Actual credits for prior year sales	(3,001)	(6,417)	(256)	1,091	(231)	(1,440)	(1,327)	(11,581)
Balance at December 31, 2020	$5,863	$7,401	$641	$575	$222	$1,388	$—	$16,090

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

The cost of Ampyra inventory manufactured by Alkermes is based on specified prices calculated as a percentage of net product sales of the product shipped by Alkermes to Acorda. In the event Alkermes does not manufacture the products, Alkermes is entitled to a compensating payment for the quantities of product provided by the alternative manufacturer. This compensating payment is included in our inventory balances. The Company records a reserve for excess and obsolete inventory based on the historic and forecasted sales pattern and specifically identified obsolete inventory based on the expiration dates of its products. The Company periodically reviews inventory for slow moving or obsolete amounts based on expected sales. The Company reviews projected market share as well as current buying patterns from its customers. The Company analyzes its ability to sell the inventory on hand and committed to customers prior to the expiration period of the respective inventory. As a result, significant judgment is employed in determining the appropriateness of the Company’s ability to sell inventory on hand and commitments based on the sales projections. If annual and expected volumes are less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future. For the year ended December 31, 2019, upon review of expected future product sales volumes and the projected expiration of Ampyra inventory, we did not record any write off for potential obsolete and excess inventory.

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

The following table shows, for each of the years ended, (i) the total third party expenses for preclinical and clinical development, on a project-by-project basis, (ii) our unallocated research and development operating expenses, and (iii) acquisitions, licenses and milestone payments, on a project-by-project basis:

(in thousands)	Year Ended December 31,
	2020	2019
Preclinical and clinical development:
Contract expenses—Inbrija	$1,339	$5,021
Contract expenses—tozadenant	9	(171)
Contract expenses—BTT-1023	—	36
Contract expenses—rHIgM22	(46)	93
Contract expenses—SYN-120	3	25
Contract expenses—cimaglermin alfa (previously GGF2)	(33)	105
Contract expenses—ARCUS program for acute migraine	(213)	494
Contract expenses—Ampyra LCM	6	35
Contract expenses—NP-1998	—	7
Contract expenses—Diazepam Nasal Spray/Plumiaz	—	18
Contract expenses—Other	95	260

Research and development operating expenses:	21,778	54,160

Acquisitions, licenses and milestones:
rHIgM22	55	—
Other	20	—
Total research and development	$23,012	$60,083

With respect to previously established clinical study accruals in prior periods and for the year ended December 31, 2020 we did not make any significant adjustments to our clinical study costs.

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

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired in a business combination accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. We perform our impairment testing at the reporting level where we have determined that we have a single reporting unit and operating segment. The impairment test for goodwill uses an approach which compares the estimated fair value of the reporting unit including goodwill to its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. The Company recorded an impairment charge of $277.6 million for the year ended December 31, 2019 in the statement of operations and therefore, the goodwill was fully impaired. See Note 4 to our Consolidated Financial Statements included in this report for a discussion of goodwill.

Derivative Liability

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 9 to our Consolidated Financial Statements included in this report). The Company initially determined the fair value of the liability upon issuance. The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of share price and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. The conversion feature will be measured at fair value on a quarterly basis and the change in the fair value of the conversion feature for the period will be recorded in the consolidated statements of operations.

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

Other Income (Expense)

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of cash and non-cash interest expense for the convertible senior secured notes due 2024 issued in December 2019, convertible senior notes due 2021 issued in June 2014, our capital and R&D loans and non-cash interest expense pertaining to the Fampyra royalty monetization.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of our 2020 fiscal year (the period covered by this report). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, our former Chief, Business Operations and Principal Accounting Officer, and our Vice President, Finance and Controller and interim principal financial and accounting officer. Based on that evaluation, these officers have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer,  our former Chief, Business Operations and Principal Accounting Officer, and our Vice President, Finance and Controller and interim principal financial and accounting officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of and with the participation of our Chief Executive Officer,our former Chief, Business Operations and Principal Accounting Officer, and our Vice President, Finance and Controller and interim principal financial and accounting officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of 2020 (the period covered by this report) based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2020. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Acorda Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Acorda Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acorda Therapeutics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

March 16, 2021

Item 9B. Other Information.

As previously reported, Dave Lawrence, the Company’s Chief, Business Operations and principal accounting and financial officer, resigned from the Company to take a leadership position at an early-stage biotechnology company. Mr. Lawrence’s resignation was effective on March 12, 2021. Effective upon Mr. Lawrence’s resignation, Robert Morales, the Company’s Vice President, Finance and Controller, was appointed the responsibility of serving as the Company’s principal accounting and financial officer on an interim basis.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2021 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our 2021 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Information Concerning Executive Officers” and “Additional Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2021 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the caption “Certain Relationships and Related Transactions,” and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our 2021 Proxy Statement under the caption for the proposal relating to the “Ratification of Independent Auditors” and is incorporated herein by this reference.

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

Financial Statements of Acorda Therapeutics, Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Acorda Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of variable consideration in contracts with customers
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company has net product revenues of $124.8 million for the year ended December 31, 2020, which includes estimates of variable consideration for government rebates.  The estimates of variable consideration are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer and right of offset exists) or a current liability (if the amount is payable to a party other than a customer).  As described in Note 2, these estimates are established by management based on available information and will be adjusted to reflect known changes in the factors that impact such amounts.

The measurement and valuation of management’s estimate of variable consideration related to government rebates is a critical audit matter because the calculation includes subjective assumptions regarding the levels of expected future claims, forecasted shipments from specialty pharmacies to eligible patients and governmental pricing calculations.

How We Addressed the Matter in Our Audit

To test the estimate of variable consideration related to government rebates, we performed audit procedures that included testing the operating effectiveness of internal controls over the measurement and valuation of the estimate including controls over management’s review of the government pricing calculations, the significant assumptions and the data inputs used to estimate government rebates.

Our procedures also included, among others, evaluating the methodology used, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the significant assumptions that are used by management to estimate its variable consideration. We also compared the assumptions used by management to historical trends, evaluated the change in the estimates from prior periods and assessed the historical accuracy of management’s estimates against actual results. In addition, we involved a subject matter specialist to assist with our procedures in evaluating management’s methodology and calculations used to measure the estimate of government rebates.

Fair Value Measurement of the Contingent Consideration
Description of the Matter

As described in Note 14 to the consolidated financial statements, the Company has a $48.2 million contingent consideration liability recorded as of December 31, 2020 representing the fair value of future royalties management believes are likely to be paid to the counterparty. The determination of the recorded amount of the contingent consideration liability requires the Company to make significant estimates and assumptions.

We identified the measurement of the contingent consideration liability as a critical audit matter because auditing the Company’s estimate involved complex and challenging auditor judgment about the inputs to the valuation, such as the estimated revenue forecast for future sales of Inbrija and the discount rate, which are largely unobservable.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the contingent consideration liability, we performed audit procedures that included testing the operating effectiveness of internal controls over management’s fair value measurement including controls over the Company’s model, significant assumptions, and data.

Our procedures also included, among others, assessing the terms of the arrangement, evaluating the methodology used, testing the significant assumptions discussed above and the completeness, accuracy and relevance of the underlying data used by management in its analysis. We performed analyses of certain assumptions to assess the impact of changes in those assumptions on the Company’s determination of the fair value of the contingent consideration liability. We also evaluated whether the assumptions used by management were consistent with external market data and evidence obtained in other areas of the audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Stamford, Connecticut

March 16, 2021

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$71,369	$62,085
Restricted cash	12,917	12,836
Short term investments	-	63,754
Trade accounts receivable, net of allowances of $1,266 and $682, as of December 31, 2020 and 2019, respectively	20,193	22,083
Prepaid expenses	14,807	11,574
Inventory, net	28,677	25,221
Assets held for sale	71,795	—
Other current assets	1,577	3,560
Total current assets	221,335	201,113
Property and equipment, net of accumulated depreciation	7,263	142,527
Intangible assets, net of accumulated amortization	366,981	402,329
Right of use asset, net of accumulated amortization	18,481	23,450
Restricted cash	18,609	30,270
Other assets	11	29
Total assets	$632,680	$799,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,155	$26,257
Accrued expenses and other current liabilities	38,167	39,077
Current portion of loans payable	68,631	603
Current portion of liability related to sale of future royalties	8,731	10,836
Current portion of lease liability	7,944	7,746
Current portion of acquired contingent consideration	1,624	1,866
Total current liabilities	137,252	86,385
Convertible senior notes	137,619	192,774
Derivative liability	1,193	59,409
Non-current portion of acquired contingent consideration	46,576	78,434
Non-current portion of loans payable	28,555	25,495
Deferred tax liability	19,116	9,581
Non-current portion of liability related to sale of future royalties	6,526	13,565
Non-current portion of lease liability	17,200	22,996
Other non-current liabilities	688	259
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares at December 31, 2020 and 2019; no shares issued as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value per share. Authorized 61,666,666 and 13,333,333 shares at December 31, 2020 and 2019, respectively; issued 9,475,631 and 7,964,024 shares, including those held in treasury, as of December 31, 2020 and 2019, respectively	9	8
Treasury stock at cost (5,543 shares at December 31, 2020 and 4,884 shares at December 31, 2019)	(638)	(638)
Additional paid-in capital	1,007,790	979,428
Accumulated deficit	(766,403)	(666,809)
Accumulated other comprehensive loss	(2,803)	(1,169)
Total stockholders’ equity	237,955	310,820
Total liabilities and stockholders’ equity	$632,680	$799,718

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,	Year ended December 31,
	2020	2019
Revenues:
Net product revenues	$124,831	$180,736
Milestone revenues	15,000	—
Royalty revenues	13,136	11,672
Total net revenues	152,967	192,408
Costs and expenses:
Cost of sales	33,513	34,849
Research and development	23,012	60,083
Selling, general and administrative	152,576	192,846
Goodwill and intangible asset impairments	4,131	277,561
Loss on assets held for sale	57,896	—
Amortization of intangible assets	30,763	25,636
Changes in fair value of derivative liability	(39,959)	—
Changes in fair value of acquired contingent consideration	(30,889)	(86,935)
Total operating expenses	231,043	504,040
Operating loss	(78,076)	(311,632)
Other income (expense), net:
Interest and amortization of debt discount expense	(30,574)	(21,872)
Interest income	816	4,170
Other income (expense)	167	13
Gain on debt extinguishment	—	55,073
Total other income (expense), net	(29,591)	37,384
Loss before taxes	(107,667)	(274,248)
Benefit from income taxes	8,073	1,282
Net loss	$(99,594)	$(272,966)
Net loss per share—basic	$(12.32)	$(34.43)
Net loss per share—diluted	$(12.32)	$(34.43)
Weighted average common shares outstanding used in computing net loss per share—basic	8,084	7,927
Weighted average common shares outstanding used in computing net loss per share—diluted	8,084	7,927

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,	Year ended December 31,
	2020	2019
Net loss	$(99,594)	$(272,966)
Other comprehensive loss:
Foreign currency translation adjustment	(1,607)	(4,118)
Unrealized gains (losses) on available-for-sale securities, net of tax	(27)	143
Other comprehensive loss, net of tax	$(1,634)	$(3,975)
Comprehensive loss	$(101,228)	$(276,941)

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common stock
	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders equity
Balance at December 31, 2018	7,927	$8	$(2,133)	$1,005,146	$(393,843)	$2,806	$611,984
Compensation expense for issuance of stock options to employees	—	—	—	9,923	—	—	9,923
Compensation expense for issuance of restricted stock to employees	47	—	—	4,327	—	—	4,327
Exercise of stock options	—		—	24	—	—	24
Purchase of Treasury Stock	(10)	—	1,495	(1,588)	—	—	(94)
Equity component of convertible notes exchange	—	—	—	(38,404)	—	—	(38,404)
Other comprehensive loss	—	—	—	—	—	(3,975)	(3,975)
Net loss	—	—	—	—	(272,966)	—	(272,966)
Balance at December 31, 2019	7,964	$8	$(638)	$979,428	$(666,809)	$(1,169)	$310,820
Compensation expense for issuance of stock options to employees	—	—	—	5,468	—	—	5,468
Compensation expense for issuance of restricted stock to employees	27	—	—	2,632	—	—	2,632
Reclassification of derivative liability to equity, net of tax of $4.4 million	—	—	—	14,053	—	—	14,053
Interest payment for convertible notes	1,485	1	—	6,201	—	—	6,202
Reverse stock split adjustment	—	—	—	8	—	—	8
Other comprehensive loss	—	—	—	—	—	(1,634)	(1,634)
Net loss	—	—	—	—	(99,594)	—	(99,594)
Balance at December 31, 2020	9,476	$9	$(638)	$1,007,790	$(766,403)	$(2,803)	$237,955

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	(99,594)	$(272,966)
Adjustments to reconcile net loss to net cash used by operating activities:
Share-based compensation expense	8,100	14,250
Amortization of net premiums and discounts on investments	562	(1,647)
Amortization of debt discount and debt issuance costs	16,422	15,724
Depreciation and amortization expense	41,298	34,573
Gain on debt extinguishment	—	(55,073)
Goodwill and intangible asset impairments	4,131	277,561
Loss on assets held for sale	57,896	—
Change in contingent consideration obligation	(30,889)	(86,935)
Change in derivative liability	(39,959)	—
Gain on sale of Qutenza assets	—	—
Gain on disposal of property and equipment	(200)	—
Non-cash royalty revenue	(11,486)	(10,271)
Deferred tax provision (benefit)	4,667	(1,978)
Changes in assets and liabilities:
Decrease in accounts receivable	1,890	1,347
(Increase) decrease in prepaid expenses and other current assets	(1,237)	14,439
(Increase) decrease in inventory	(3,456)	3,793
Decrease in other assets	19	11
(Decrease) in accounts payable, accrued expenses and other current liabilities	(8,971)	(60,564)
(Decrease) in other non-current liabilities	(199)	(431)
Net cash used by operating activities	(61,006)	(128,167)
Cash flows from investing activities:
Purchases of property and equipment	(4,390)	(90,426)
Purchases of intangible assets	—	—
Net proceeds from sale of Qutenza assets	—	—
Purchases of investments	—	(226,587)
Proceeds from maturities of investments	63,750	316,508
Net cash (used) provided by investing activities	59,360	(505)
Cash flows from financing activities:
Payments on convertible senior notes exchange	—	(55,199)
Debt issuance costs	(1,071)	(4,670)
Proceeds from issuance of common stock and option exercises	—	24
Purchase of treasury stock	—	(91)
Repayment of loans payable	(597)	(614)
Net cash used by financing activities	(1,668)	(60,550)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,018	62
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,296)	(189,160)
Cash, cash equivalents and restricted cash at beginning of period	105,191	294,351
Cash, cash equivalents and restricted cash at end of period	$102,895	$105,191
Supplemental disclosure:
Non-cash debt issuance cost	$—	$490
Cash paid for interest	6,670	6,056
Cash paid for taxes	251	2,791

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

Basis of Presentation

On December 31, 2020, we filed an amendment to our Certificate of Incorporation which effected, as of 4:01 p.m. Eastern Time on December 31, 2020, a 1-for-6 reverse stock split of the shares of our outstanding common stock and proportionate reduction in the number of authorized shares of our common stock from 370,000,000 to 61,666,666. Our common stock began trading on a split-adjusted basis on The Nasdaq Global Select Market commencing upon market open on January 4, 2021. The common stock continued to trade under the symbol “ACOR” after the reverse stock split became effective. The reverse stock split applied equally to all outstanding shares of the common stock and did not modify the rights or preferences of the common stock. As such, all figures in this report relating to shares of our common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the 1-for-6 reverse stock split of our common stock.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include share‑based compensation accounting, which are largely dependent on the fair value of the Company’s equity securities, measurement of changes in the fair value of acquired contingent consideration which is based on a probability weighted discounted cash flow valuation methodology, estimated deductions to determine net revenue such as allowances for customer credits, including estimated discounts, rebates, and chargebacks, which are estimated based on available information that will be adjusted to reflect known changes in the factors that impact such allowances, estimates of derivative liability associated with the exchange of the convertible senior secured notes due 2024, which is marked to market each quarter based on a binomial model, estimates of reserves for obsolete and excess inventory, and estimates of unrecognized tax benefits and valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash represents an escrow account with funds to maintain the interest payments for an amount equal to all remaining scheduled interest payments on the outstanding convertible senior secured notes due 2024 through the interest payment date of June 1, 2023; and a bank account with funds to cover the Company’s self-funded employee health insurance. At December 31, 2020, the Company also held $0.3 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under facility leases and $18.4 million related to the escrow account for interest payments included in restricted cash – non current in the consolidated balance sheet due to the long-term nature of the letters of credit and interest payments. (see Note 9).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	December 31, 2020		December 31, 2019
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$62,085	$71,369	$293,564	$62,085
Restricted cash	12,836	12,917	532	12,836
Restricted cash-non current	30,270	18,609	255	30,270
Total Cash, cash equivalents and restricted cash per statement of cash flows	$105,191	$102,895	$294,351	$105,191

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

Premiums and discounts on investments are amortized over the life of the related available-for-sale security as an adjustment to yield using the effective‑interest method. Dividend and interest income are recognized when earned. Amortized premiums and discounts, dividend and interest income are included in interest income. Realized gains and losses are included in other income. There were no investments classified as short-term or long-term at December 31, 2020.

Other Comprehensive Loss

The Company’s other comprehensive loss consisted of unrealized gains and losses on available-for-sale securities and adjustments for foreign currency translation and is recorded and presented net of income tax. There was no income tax allocated to the foreign currency translation adjustment in Other Comprehensive Loss for the period ended December 31, 2020 and 2019. The cumulative foreign currency translation adjustment reported in Other Comprehensive Loss was $(1.6) million and $(4.1) million for the period ended December 31, 2020 and 2019, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company capitalizes inventory costs associated with the Company's products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Cost is determined using the first-in, first-out method (FIFO) for all inventories. The Company establishes reserves as necessary for obsolescence and excess inventory. The Company records a reserve for excess and obsolete inventory based on the expected future product sales volumes and the projected expiration of inventory and specifically identified obsolete inventory. The Company recorded a charge for excess and obsolete inventory of $0.0 million for the years ended December 31, 2020 and 2019. Production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales in the period incurred. We recorded an idle capacity charge related to the Chelsea manufacturing operations to cost of goods sold of $6.3 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

The following table provides the major classes of inventory:

(In thousands)	December 31, 2020	December 31, 2019
Raw materials	$3,434	$1,753
Work-in-progress	6,602	13,509
Finished goods	18,641	9,959
Total	$28,677	$25,221

Ampyra

The cost of Ampyra inventory manufactured by Alkermes plc (Alkermes) is based on agreed upon pricing with Alkermes. In the event Alkermes does not manufacture the products, Alkermes is entitled to a compensating payment for the quantities of product provided by Patheon, the Company’s alternative manufacturer. This compensating payment is included in the Company’s inventory balances. No payments were made for the years ended December 31, 2020 and 2019.

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

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired in a business combination accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. We perform our impairment testing at the reporting level where we have determined that we have a single reporting unit and operating segment. The impairment test for goodwill uses an approach which compares the estimated fair value of the reporting unit including goodwill to its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. The Company recorded an impairment charge of $277.6 million for the year ended December 31, 2019 in the statement of operations and therefore, the goodwill was fully impaired. See Note 4 for a discussion of goodwill.

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

Contingent Consideration

The Company may record contingent consideration as part of the cost of business acquisitions. Contingent consideration is recognized at fair value as of the date of acquisition and recorded as a liability on the consolidated balance sheet. The contingent consideration is re-valued on a quarterly basis using a probability weighted discounted cash-flow approach until fulfillment or expiration of the contingency. Changes in the fair value of the contingent consideration are recognized in the statement of operations. See Note 15 for discussion on the Alkermes ARCUS agreement.

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

The Company determined that there were relevant changes to the key assumptions that would negatively affect the value of the IPR&D asset for BTT-1023. The Company noted that it received a final read-out of the results of the BUTEO study on March 31, 2020 and noted that the study did not meet its primary or secondary endpoints. Based on conclusions drawn from these results, management determined that the Company would not continue further development of the asset on March 31, 2020. Management also conferred with its independent consultant in March 2020 to review and opine on the results of the BUTEO study to assess whether the asset was a candidate for potential out-licensing since the Company would no longer continue to develop the asset. Based on the assessment and review of the BUTEO study results with the consultant, management determined that the results of the clinical trial did not meet the primary or secondary end-points, and the clinical trial was not large enough or expansive enough to be persuasive to generate interest by third-parties for a possible licensing arrangement. Management determined that this assessment was the triggering event that indicated that the asset was fully impaired as there was no potential value with an out-licensing arrangement. Based on the qualitative assessment, management determined that the fair value of the IPR&D asset was $0 and that the carrying value of the asset which was approximately $4.1 million at March 31, 2020 exceeded the fair value of the asset. As a result, the Company fully impaired the asset and recorded an impairment charge of $4.1 million in the three-month period ended March 31, 2020. Management determined that additional quantitative procedures were not relevant in this circumstance given the overwhelming qualitative evidence that indicated the asset was fully impaired.

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or liabilities as of December 31, 2020 and December 31, 2019.

Product Revenue, Net

Inbrija

Inbrija is available primarily through a network of specialty pharmacies, which deliver the medication to patients by mail, and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate). During the three-month period ended December 31, 2020, we completed the transition from a network of several specialty pharmacies to Alliance Rx Walgreens Prime as the sole specialty pharmacy for U.S. sales of Inbrija, which we believe has potential benefits to patients and our business.

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

License Revenue

License revenue relates to the License and Collaboration agreement with Biogen which provides for milestone payments for the achievement of certain regulatory and sales milestones during the term of the agreement. Regulatory milestones are contingent upon the approval of Fampyra for new indications outside of the U.S. Sales milestones are contingent upon the achievement of certain net sales targets for Fampyra sales outside of the U.S. The Company recognizes license revenue under ASC 606, which provides constraints for entities to recognize license revenue which is deemed to be variable by requiring the Company to estimate the amount of consideration to which it is entitled in exchange for transferring the promised goods or services to a customer. The Company recognizes an estimate of revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the milestone is achieved. For regulatory milestones, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. For sales-based milestones, the Company recognizes revenue upon the achievement of the specific sale milestones. The Company did not recognize any license revenue related to milestones for the years ended December 31, 2020 and 2019.

The following table disaggregates our revenue by major source (in thousands):

	Year ended December 31,	Year ended December 31,
(In thousands)	2020	2019
Revenues:
Net product revenues:
Ampyra	$98,887	$164,850
Inbrija	24,233	15,303
Other	1,711	583
Total net product revenues	124,831	180,736
Milestone revenues	15,000	—
Royalty revenues	13,136	11,672
Total net revenues	$152,967	$192,408

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

The Company relies primarily on Alkermes for its supply of Ampyra. Under its supply agreement with Alkermes, the Company is obligated to purchase at least 75% of its yearly supply of Ampyra from Alkermes, and it is required to make compensatory payments if it does not purchase 100% of its requirements from Alkermes, subject to certain specified exceptions. The Company and Alkermes have agreed that the Company may purchase up to 25% of its annual requirements from Patheon, a mutually agreed-upon second manufacturing source, with compensatory payment. The Company and Alkermes also rely on a single third party manufacturer, Regis, to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra. If Regis experiences any disruption in their operations, a delay or interruption in the supply of Ampyra product could result until Regis cures the problem or it locates an alternate source of supply.

The Company’s principal direct customers for the year ended December 31, 2020 were a network of specialty pharmacies and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate) for Inbrija and a network of specialty pharmacies for Ampyra. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Four customers individually accounted for more than 10% of the Company’s revenue or approximately 90% of total revenue in 2020. Four customers individually accounted for more than 10% of the Company’s revenue in 2019. Three customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 84% of total accounts receivable as of December 31, 2020. Four customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 91% of total accounts receivable as of December 31, 2019. The Company’s net product revenues are generated in the U.S.

Allowance for Cash Discounts

An allowance for cash discounts is accrued based on historical usage rates at the time of product shipment. The Company adjusts accruals based on actual activity as necessary. Cash discounts are typically settled with customers within 34 days after the end of each calendar month. The Company provided cash discount allowances of $1.0 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively. The Company’s reserve for cash discount allowances was $0.6 million and $0.4 million as of December 31, 2020 and 2019, respectively.

(in thousands)	Cash discounts
Balance at December 31, 2018	$395
Allowances for sales	2,722
Actual credits	(2,705)
Balance at December 31, 2019	$412
Allowances for sales	954
Actual credits	(791)
Balance at December 31, 2020	$575

Allowance for Doubtful Accounts

A portion of the Company’s accounts receivable may not be collected. The Company provides reserves based on an evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not historically experienced material losses related to credit risk. The Company had no recognized allowance for doubtful accounts as of December 31, 2020 or December 31, 2019. There were no provisions and write-offs for the years ended December 31, 2020 and 2019.

Allowance for Chargebacks

Based upon the Company’s contracts and the most recent experience with respect to sales with the U.S. government, the Company provides an allowance for chargebacks. The Company monitors the sales trends and adjusts the chargebacks on a regular basis to reflect the most recent chargebacks experience. The Company recorded a charge of $2.3 million and $6.5 million for the years ended December 31, 2020 and December 31, 2019, respectively. The Company made a payment of $2.0 million and $8.5 million related to the chargebacks allowances for the years ended December 31, 2020 and December 31, 2019, respectively. The Company’s reserve for chargebacks allowance was $0.5 million and $0.2 million as of December 31, 2020 and December 31, 2019, respectively.

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

The following methods are used to estimate the fair value of the Company’s financial instruments:

(a)	Cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments;
(b)	Short-term investments are recorded based primarily on quoted market prices;
(c)	Acquired contingent consideration related to the Civitas acquisition is measured at fair value using a probability weighted, discounted cash flow approach;
(d)	Convertible Senior Notes were measured at fair value based on market quoted prices of the debt securities;
(e)	Capital and R&D loans were measured at fair value based on a discounted cash flow approach;
(f)	Convertible senior secured notes due 2024 were measured at fair value based on market quoted prices of the debt securities; and
(g)	Derivate liability related to conversion options of the convertible senior secured notes due 2024 is measured at fair value using a binomial model.

Earnings per Share

Basic net income (loss) per share and diluted net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the vesting of restricted stock and the potential dilutive effects of the conversion option on the Company’s convertible debt. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable, at each reporting period. See Note 17 for discussion on earnings (loss) per share.

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information to allocate resources to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported to date are derived from the sales of Ampyra and Inbrija in the U.S. for the year ended December 31, 2020 and December 31, 2019.

Accumulated Other Comprehensive Income

Unrealized gains (losses) from the Company’s investment securities and adjustments for foreign currency translation are included in accumulated other comprehensive income within the consolidated balance sheet.

Liquidity

  The Company’s ability to meet its future operating requirements, repay its liabilities, and meet its other obligations are dependent upon a number of factors, including our ability to generate cash from product sales, reduce planned expenditures, and obtain additional financing. If the Company is unable to generate sufficient cash flow from the sale of our products, it will be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing its convertible senior secured notes due 2024, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, the Company’s ability to raise additional capital and repay or restructure its indebtedness will depend on the capital markets and its financial condition at such time, among other factors. In addition, financing may not be available when needed, at all, on terms acceptable to us or in accordance with the restrictions described above. As a result of these factors, the Company may not be able to engage in any of the alternative activities, or engage in such activities on desirable terms, which could harm the Company’s business, financial condition and results of operations, as well as result in a default on the Company’s debt obligations. If the Company is unable to take these actions, it may be forced to significantly alter its business strategy, substantially curtail its current operations, or cease operations altogether.

At December 31, 2020, we had $71.4 million of cash and cash equivalents, compared to $125.8 million at December 31, 2019. Our December 31, 2020 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock. The December 31, 2020 balance also does not include the net proceeds of approximately $74 million received from the sale of our Chelsea manufacturing operations. We incurred net losses of $99.6 million and $273.0 million for the years ended December 31, 2020 and 2019, respectively.

Based on our cash and cash equivalents at December 31, 2020, the net proceeds received from the sale of our Chelsea manufacturing operations in February 2021, and our obligations that are due within the next twelve months, management has concluded that there is no substantial doubt regarding the Company’s ability to meet its obligations within one year after the date the consolidated financial statements are issued.

Recent Accounting Pronouncements - Adopted

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

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

In August 2020, the FASB issued ASCU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models which require separate accounting for embedded conversion features. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. ASU 2020-06 is effective for smaller reporting companies for fiscal periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

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

In January 2021, we announced a corporate restructuring to reduce costs and focus our resources on Inbrija, which is our key strategic priority for 2021. As part of the restructuring, we reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of our Chelsea manufacturing operations). All of the reduction in personnel will take place in the first quarter of 2021. As a result, we expect to realize estimated annualized cost savings related to headcount reduction of approximately $6 million beginning in the second quarter of 2021. We estimate that we will incur approximately $3.2 million of pre-tax charges, substantially all of which will be cash expenditures, for severance and other employee separation-related costs in the first quarter of 2021.

In January 2021, we entered into an At The Market (ATM) Offering Agreement with H.C. Wainwright & Co., LLC as sales agent. Pursuant to the ATM agreement, we may offer and sell shares of our common stock having an aggregate value of up to $15.25 million in an at-the-market offering, subject to a 3% sales commission payable to H.C. Wainwright. If we elect to use the ATM agreement, H.C. Wainwright would be obligated to use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares in accordance with our instructions (including as to price, time or size limit or other parameters or conditions that we may impose).

In February 2021, we completed the sale of our Chelsea, Massachusetts manufacturing operations to Catalent Pharma Solutions. Pursuant to the transaction, Catalent paid us $80 million in cash, plus an additional $2.3 million in cash for raw materials transferred, resulting in net proceeds to us of approximately $74 million after transaction fees and expenses and settlement of customary post-closing adjustments. In connection with the sale of the manufacturing operations, we entered into a long-term, global manufacturing services agreement with a Catalent affiliate for the supply of Inbrija. As part of the transaction, Catalent hired substantially all of our prior employees at the Chelsea facility as well as certain of our other employees at our Waltham, Massachusetts facility. We intend to use the net proceeds received from the transaction for general corporate purposes, subject to compliance with the terms of the 2024 notes, which may include funding capital expenditures and the repayment of indebtedness. Also, we expect to save approximately $10 million in annual operating expenses related to the operation of the manufacturing facility. See Note 7 for additional information on the assets classified as held for sale as of December 31, 2020 as a result of the transaction.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our leases have remaining lease terms of 1.5 years to 6 years, some of which include options to extend the lease term for up to 15 years, and some of which include options to terminate the lease within 1.5 years.

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

Operating Leases

We lease certain office space, manufacturing and warehouse space under arrangements classified as leases under ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from 5 to 15 years. The exercise of lease renewal options is at our sole discretion. One of our leases also includes an option to early terminate the lease within 1.5 years.

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

The Ardsley lease provides for monthly payments of rent during the lease term. These payments consist of base rent, which takes into account the costs of the facility improvements funded by the facility owner prior to the Company’s occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently $4.9 million per year, which reflects an annual 2.5% escalation factor.

Chelsea, Massachusetts

Our Civitas subsidiary leased a manufacturing facility in Chelsea, Massachusetts which we used to manufacture Inbrija through February 10, 2021. Civitas leased this facility from North River Everett Ave, LLC pursuant to a lease with a term that expires on December 31, 2025, and Civitas had two additional extension options of five years each.

The base rent under the lease is currently $1.7 million per year, which reflects an annual escalation factor of 2.5% as well as Civitas’ 2017 lease of additional property next to the Chelsea, Massachusetts facility for parking and warehouse space. The base rent for the additional property under the lease included in the rent number above is currently $0.4 million per year with an annual escalation factor of 3.0%.

In 2018, the Company initiated a renovation and expansion of a building within the Chelsea manufacturing facility that increased the size of the facility from approximately 90,000 to approximately 95,000 square feet. The project added a new manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing manufacturing line, and created additional warehousing space for manufactured product. Although the project was substantially completed in late 2019, the expansion does not yet have all of the approvals needed for use of the new production line for commercial manufacture, such as approvals from the FDA, Massachusetts state environmental permits, and approvals from other regulatory authorities. All costs to renovate and expand the facility through the date of assignment were borne by the Company.

On February 10, 2021, the Company completed the sale of its Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, Civitas assigned the lease of the Chelsea facility to a Catalent affiliate.

Additional Facilities

In October 2016, we entered into a 10-year lease agreement with a term commencing January 1, 2017, for approximately 26,000 square feet of lab and office space in Waltham, MA. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $1.1 million per year.

Our leases have remaining lease terms of 1.5 years to 6 years, which assumes exercise of the early termination of our Ardsley, NY lease. We do not include any renewal options in our lease terms when calculating our lease liabilities as we are not reasonably certain that we will exercise these options. When calculating the lease liability, we assume exercise of the Ardsley early termination option. The weighted-average remaining lease term for our operating leases was 3.7 years at December 31, 2020. The weighted-average discount rate was 7.15% at December 31, 2020.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	December 31, 2020	December 31, 2019
Right-of-use assets	Right of use assets	$18,481	$23,450
Current lease liabilities	Current portion of lease liabilities	7,944	7,746
Non-current lease liabilities	Non-current portion of lease liabilities	17,200	22,996

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

	Year ended December 31,	Year ended December 31,
(In thousands)	2020	2019
Operating lease cost	$7,066	$7,070
Variable lease cost	3,636	4,585
Short-term lease cost	1,653	1,417
Total lease cost	$12,355	$13,072

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2021	$7,944
2022	10,024
2023	3,097
2024	3,184
2025	3,266
Later years	1,328
Total lease payments	28,843
Less: Imputed interest	(3,700)
Present value of lease liabilities	$25,143

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

(In thousands)	December 31, 2020	December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$7,769	$7,507
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$770

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

As a result of the invalidation of the patents, the estimated remaining useful lives of the Ampyra intangible assets were reviewed in 2017 to determine if there was a change in the estimated useful lives of these assets. Based on the review, the Company determined that there was a change in the estimated useful lives of these assets that would require an acceleration of the amortization expense. The Company determined that the estimated useful lives of these intangible assets will coincide with the expiration of the ‘938 patent, unless the appeal is resolved favorably. The Company accounted for this change prospectively as a change in an accounting estimate beginning in the three-month period ended June 30, 2017. The acceleration of the amortization associated with the change in the estimated remaining useful lives of these intangible assets, did not have a material impact on the Company’s statement of operations for the year ended December 31, 2020 or December 31, 2019.

BTT1023 IPR&D

In connection with the acquisition of Biotie, the Company acquired global rights to BTT1023 (timolumab). BTT1023 is a product candidate for the orphan disease Primary Sclerosing Cholangitis, or PSC, a chronic and progressive liver disease.

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

In the three-month period ended March 31, 2020, the Company determined that there were relevant changes to the key assumptions that would negatively affect the value of the IPR&D asset for BTT-1023. The Company noted that it received a final read-out of the results of the BUTEO study on March 31, 2020 and noted that the study did not meet its primary or secondary endpoints. Based on conclusions drawn from these results, management determined that the Company would not continue further development of the asset on March 31, 2020. Management also conferred with its independent consultant in March 2020 to review and opine on the results of the BUTEO study to assess whether the asset was a candidate for potential out-licensing since the Company would no longer continue to develop the asset. Based on the assessment and review of the BUTEO study results with the consultant, management determined that the results of the clinical trial did not meet the primary or secondary end-points, and the clinical trial was not large enough or expansive enough to be persuasive to generate interest by third-parties for a possible licensing arrangement. Management determined that this assessment was the triggering event that indicated that the asset was fully impaired as there was no potential value with an out-licensing arrangement. Based on the qualitative assessment, management determined that the fair value of the IPR&D asset was $0 and the carrying value of the asset which was approximately $4.1 million at March 31, 2020 exceeded the fair value of the asset. As a result, the Company fully impaired the asset and recorded an impairment charge of $4.1 million for the year ended December 31, 2020. Management determined that additional quantitative procedures were not relevant in this circumstance given the overwhelming qualitative evidence that indicated the asset was fully impaired.

Websites

Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and various other websites.

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. As of December 31, 2020, the Company determined that the intangible assets were not impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

Intangible assets consisted of the following:

		December 31, 2020					December 31, 2019
(Dollars In thousands)	Estimated Remaining Useful Lives (Years)	Cost	Impairment	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Cost	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
In-process research & development (1)	Indefinite-lived	$4,212	$(4,131)	$—	$(81)	$—	$4,300	$—	$(88)	$4,212
Inbrija (2)	12	423,000	—	(56,400)	—	366,600	423,000	(25,636)	—	397,364
Website development costs	1	14,559	—	(14,178)	—	381	14,559	(13,806)	—	753
		$441,771	$(4,131)	$(70,578)	$(81)	$366,981	$441,859	$(39,442)	$(88)	$402,329

(1)	Includes the fair value of BTT1023.
(2)

In December 2018, the Company received FDA approval for Inbrija and accordingly reclassified the indefinite lived intangible assets to definite lived intangible assets and began amortizating the assets upon launch in February 2019.

The Company recorded amortization expense of $31.1 million of which $30.7 million pertained to the intangible asset related to Inbrija and $0.4 million related to the amortization of website development costs, and $26.2 million of which $25.6 million pertained to the intangible asset related to Inbrija and $0.6 million related to the amortization of website development costs related to these intangible assets for the years ended December 31, 2020 and 2019, respectively.

Estimated future amortization expense for intangible assets subsequent to December 31, 2020 is as follows:

(In thousands)
2021	$31,023
2022	30,884
2023	30,764
2024	30,764
2025	30,764
Thereafter	212,782
$366,981

The weighted-average remaining useful lives of all amortizable assets is approximately 12.0 years.

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

(5) Investments

The Company has determined that all of its investments are classified as available-for-sale. Available-for-sale debt securities are carried at fair value with interest on these investments included in interest income and are recorded based on quoted market prices. Available-for-sale investments consisted of the following at December 31, 2019:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2019
Commercial Paper	$26,550	$19	$—	$26,569
Corporate Bonds	37,177	20	(12)	37,185
Total Short-term investments	$63,727	$39	$(12)	$63,754

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $36.7 million and $2.2 million as of December 31, 2020 and December 31, 2019, respectively. Short-term investments have original maturities of greater than 3 months but less than 1 year and amounted to approximately $0 million and $63.8 million as of December 31, 2020 and December 31, 2019, respectively. The aggregate fair value of short-term investments in an unrealized loss position amounted to approximately $0 million and $25.5 million as of December 31, 2020 and December 31, 2019, respectively. Short-term investments at December 31, 2019 primarily consisted of high-grade commercial paper and corporate bonds. There were no investments classified as short-term at December 31, 2020. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at December 31, 2020 or December 31, 2019. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of December 31, 2020 as the Company does not have any short or long-term investments as of December 31, 2020.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. The changes in AOCI associated with the unrealized holding gains on available-for-sale investments during the year ended December 31, 2020, were as follows (in thousands):

(In thousands)	Net Unrealized Gains (Losses) on Short-term Investments
Balance at December 31, 2019	$27
Other comprehensive loss before reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive losses	(27)
Balance at December 31, 2020	$—

(6) Property and Equipment

In January 2021, we entered into an asset purchase agreement with Catalent Pharma Solutions to sell our Chelsea, Massachusetts manufacturing operations. The Company closed the transaction on February 10, 2021. The Company determined that the criterion to classify the property and equipment being transferred as part of the agreement as held for sale within the Company’s consolidated balance sheet as of December 31, 2020. Accordingly, the property and equipment being transferred as part of the agreement were classified as current assets and current liabilities held for sale at December 31, 2020. See Note 7 for discussion on the Assets Held for Sale.

Property and equipment consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019	Estimated useful lives used
Machinery and equipment	$2,569	$27,106	2-7 years
Leasehold improvements	15,317	25,305	Lesser of useful life or remaining lease term
Computer equipment	17,758	22,604	1-3 years
Laboratory equipment	5,343	9,415	2-5 years
Furniture and fixtures	2,129	2,260	4-7 years
Construction in progress	171	120,313
	43,287	207,003
Less accumulated depreciation	(36,024)	(64,476)
	$7,263	$142,527

Depreciation and amortization expense on property and equipment was $10.2 million and $8.4 million for the years ended December 31, 2020 and 2019, respectively.

(7) Assets Held for Sale

On January 12, 2021, the Company and Catalent entered into an asset purchase agreement, pursuant to which the Company agreed to sell to Catalent certain assets related to the Company’s manufacturing activities located at the facilities situated in Chelsea, Massachusetts (the “Chelsea Facility”) and Waltham, Massachusetts (the “Waltham Facility”), for a purchase price of $80 million, plus an additional $2.3 million for raw materials transferred, and the assumption by Catalent of certain liabilities relating to such manufacturing activities. The Company closed the transaction on February 10, 2021. The Company determined that the criterion to classify the Chelsea manufacturing operations as assets held for sale within the Company’s consolidated balance sheet effective December 31, 2020 were met. Accordingly, the assets were classified as current assets held for sale at December 31, 2020 as the Company, at that time, expected to divest the Chelsea manufacturing operations within the next twelve months.

The classification to assets held for sale impacted the net book value of the assets expected to be transferred upon sale. The estimated fair value of the Chelsea manufacturing operations was determined using the purchase price in the purchase agreement along with estimated broker, accounting, legal, and other selling expenses, which resulted in a fair value less costs to sell of approximately $71.8 million. The carrying value of the assets being classified as held for sale was approximately $129.7 million, which includes property and equipment of $129.6 million and prepaid expenses of $0.1 million. As a result, the Company recorded a loss on assets held for sale of $57.9 million against the Chelsea manufacturing operations. Upon completion of the divestiture, the Company could record an additional gain or loss on disposal at the time final net proceeds are determined. Additionally, the expected divestiture of the Chelsea Facility group was not deemed to represent a fundamental strategic shift that would have a major effect on the Company’s operations, and accordingly, the operating results of the Chelsea manufacturing operations were not reported as discontinued operations in the Company’s consolidated statement of income as of December 31, 2020.

(8) Common Stock Options and Restricted Stock

On December 31, 2020, the Company filed an amendment to its Certificate of Incorporation which effected, as of 4:01 p.m. Eastern Time on December 31, 2020, a 1-for-6 reverse stock split of the shares of the Company’s outstanding common stock and proportionate reduction in the number of authorized shares of our common stock from 370,000,000 to 61,666,666 and from 80,000,000 to 13,333,333 as of December 31, 2020 and 2019, respectively. As such, all figures in this report relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the 1-for-6 reverse stock split of the common stock.

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

The 2006 Plan was administered by the Compensation Committee of the Board of Directors, which selected the individuals to be granted options and restricted stock, determined the time or times at which options and restricted stock were to be granted, determined the number of shares to be granted subject to any option or restricted stock and the duration of each option and restricted stock, and made any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. The number of shares of common stock authorized for issuance under the 2006 Plan as of December 31, 2020 was 2,485,342 shares. The total number of shares of common stock available for issuance under the 2006 Plan, including shares of common stock subject to the then outstanding awards, automatically increased on January 1 of each year during the term of the 2006 Plan, beginning 2007, by a number of shares of common stock equal to 4% of the outstanding shares of common stock on that date, unless otherwise determined by the Board of Directors. As of December 31, 2020, the Company had granted an aggregate of 1,955,881 shares as restricted stock or subject to issuance upon exercise of stock options under the 2006 Plan, of which 532,313 shares remained subject to outstanding options.

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

The 2015 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options, restricted stock, and restricted stock units, determines the time or times at which options, restricted stock, and restricted stock units are to be granted, determines the number of shares to be granted subject to any option, restricted stock or restricted stock unit and the duration of each option, restricted stock, and restricted stock unit, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2015 Plan. Under the 2015 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. Since inception, the number of shares of common stock authorized for issuance under the 2015 Plan as of December 31, 2020 is 1,350,000 shares. As of December 31, 2020, the Company had granted an aggregate of 1,167,164 shares either as restricted stock or shares subject to issuance upon the exercise of stock options under the 2015 Plan, of which 789,918 shares remained subject to outstanding options.

On April 14, 2016 the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the Acorda Therapeutics, Inc. 2016 Inducement Plan (the “2016 Plan”) to provide equity compensation to certain individuals of the Company (or its subsidiaries) in order to induce such individuals to enter into employment with the Company or its subsidiaries. The only equity awards issued under this plan were issued to individuals employed by Biotie Therapies Ltd., formerly Biotie Therapies Corp., and its subsidiary Biotie Therapies, Inc. (collectively, “Biotie”) in connection with our acquisition of Biotie. The number of shares of common stock authorized for issuance under the 2016 Plan for these awards is 61,170 shares. As of December 31, 2020, the Company had granted an aggregate of 17,979 shares either as restricted stock or shares subject to issuance upon the exercise of stock options under the 2016 Plan, of which no shares remained subject to outstanding options.

On June 19, 2019, the Company’s stockholders approved the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP Plan”) at the annual meeting of stockholders pursuant to which up to 250,000 shares of the Company’s common stock, par value $0.001 per share may be issued thereunder (the “Plan Shares). As of December 31, 2020, there were 250,000 shares of common stock remaining authorized for issuance under the 2019 ESPP Plan.

The fair value of each option granted is estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions:

	Year ended December 31,
	2020	2019
Employees and directors:
Estimated volatility%	80.28%	67.52%
Expected life in years	6.31	6.25
Risk free interest rate%	0.69%	1.85%
Dividend yield	—	—

The Company estimated volatility for purposes of computing compensation expense on its employee and director options using the historic volatility of the Company’s stock price. The expected life used to estimate the fair value of employee and director options is based on the historical life of the Company’s options based on exercise data.

The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2020 and 2019 amounted to approximately $3.95 and $15.34,  respectively. No options were granted to non-employees for the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020, the Company granted 39,940 stock options to employees and directors under all plans. The stock options were issued with a weighted average exercise price of $5.98 per share. As a result of these grants, the total compensation charge to be recognized over the service period is $0.1 million, of which $0.04 million was recognized during the year ended December 31, 2020.

Compensation costs for options and restricted stock granted to employees and directors amounted to $8.1 million and $14.3 million, for the years ended December 31, 2020 and 2019, respectively. Of the total compensation cost, there was $0.3 million compensation cost capitalized in inventory balances for the year ended December 31, 2020. Compensation expense for options and restricted stock granted to employees and directors are classified in inventory, research and development, selling, general and administrative, and cost of sales expense based on employee job function. The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	Year ended December 31,
(In thousands)	2020	2019
Research and development	$1,745	$2,812
Selling, general and administrative	6,020	10,814
Cost of sales	335	624
Total	$8,100	$14,250

A summary of share‑based compensation activity for the year ended December 31, 2020 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at December 31, 2019	1,746	$137.75
Granted	40	5.98
Forfeited and expired	(454)	157.28
Exercised	-	-
Balance at December 31, 2020	1,331	$127.13	5.0	$3
Vested and expected to vest at December 31, 2020	1,329	$127.29	5.0	$3
Vested and exercisable at December 31, 2020	1,100	$147.56	4.3	—

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2020 (In thousands)	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2020 (In thousands)	Weighted- average exercise price
$3.12 - $5.11	24	9.3	$4.73	9	$5.04
$5.25 - $14.46	340	8.3	14.27	170	$14.41
$15.30 - $146.10	280	4.9	108.32	239	$111.85
$146.70 - $182.76	306	3.2	167.72	300	$167.85
$182.94 - $263.46	382	3.4	216.51	382	$216.54
	1,332	5.0	$127.13	1,100	$147.56

Restricted Stock Activity

Restricted Stock	Number of Shares (In thousands)
Nonvested at December 31, 2019	71
Granted	—
Vested	(27)
Forfeited	(13)
Nonvested at December 31, 2020	31

Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2020 totaled $4.8 million and is expected to be recognized over a weighted average period of approximately 1.2 years.

(9) Debt

Convertible Senior Secured Notes Due 2024

On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. For each $1,000 principal amount of exchanged 2021 Notes, the Company issued $750 principal amount of the 2024 Notes and made a cash payment of $200 (the “Exchange”). In the aggregate, the Company issued approximately $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders. The Exchange was conducted with a limited number of institutional holders of the 2021 Notes pursuant to Exchange Agreements dated as of December 20, 2019 (each, an “Exchange Agreement”).The 2024 Notes were issued pursuant to an Indenture, dated as of December 23, 2019, among the Company, its wholly owned subsidiary, Civitas Therapeutics, Inc. (along with any domestic subsidiaries acquired or formed after the date of issuance, the “Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent (the “2024 Indenture”). The 2024 Notes are senior obligations of the Company and the Guarantors, secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions described in the Security Agreement, dated as of December 23, 2019, between the grantors party thereto and Wilmington Trust, National Association, as collateral agent (the “Security Agreement”).

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. The Company may elect to pay interest in cash or shares of the Company’s common stock, subject to the satisfaction of certain conditions. If the Company elects to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date. In December 2020, the Company issued 1,484,871 shares of common stock in satisfaction of the interest payable to holders of the 2024 Notes on December 1, 2020. In connection with this stock-based interest payment approximately $6.2 million of accrued interest was released from restricted case and became available to the Company for other purposes.

The 2024 Notes are convertible at the option of the holder into shares of common stock of the Company at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The adjusted conversion rate for the 2024 Notes is 47.6190 shares of the Company’s common stock per $1,000 principal amount of 2024 Notes, representing an adjusted conversion price of approximately $21.00 per share of common stock. The conversion rate was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020 and is subject to additional adjustments in certain circumstances as described in the 2024 Indenture.

The Company may elect to settle conversions of the 2024 Notes in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. Holders who convert their 2024 Notes prior to June 1, 2023 (other than in connection with a make-whole fundamental change) will also be entitled to an interest make-whole payment equal to the sum of all regularly scheduled stated interest payments, if any, due on such 2024 Notes on each interest payment date occurring after the conversion date for such conversion and on or before June 1, 2023. In addition, the Company will have the right to cause all 2024 Notes then outstanding to be converted automatically if the volume-weighted average price per share of the Company’s common stock equals or exceeds 130% of the adjusted conversion price for a specified period of time and certain other conditions are satisfied.

Holders of the 2024 Notes will have the right, at their option, to require the Company to purchase their 2024 Notes if a fundamental change (as defined in the 2024 Indenture) occurs, in each case, at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. If a make-whole fundamental change occurs, as described in the 2024 Indenture, and a holder elects to convert its 2024 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the adjusted conversion rate as described in the 2024 Indenture.

Subject to a number of exceptions and qualifications, the 2024 Indenture restricts the ability of the Company and certain of its subsidiaries to, among other things, (i) pay dividends or make other payments or distributions on their capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) make certain investments, (iii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, which includes, among other items, indebtedness incurred to refinance the 2021 Notes, (iv) create liens on their assets, (v) sell their assets, (vi) enter into certain transactions with affiliates or (vii) merge, consolidate or sell of all or substantially all of their assets. The 2024

Indenture also requires the Company to make an offer to repurchase the 2024 Notes upon the occurrence of certain asset sales.

The 2024 Indenture provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest for 30 days, (ii) failure to pay the 2024 Notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to convert the 2024 Notes in accordance with the 2024 Indenture and the failure continues for five business days, (iv) not issuing certain notices required by the 2024 Indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the 2024 Indenture for 60 days following the receipt of a notice of non-compliance, (vi) a default or other failure by the Company to make required payments under other indebtedness of the Company or certain subsidiaries having an outstanding principal amount of $30.0 million or more, (vii) failure by the Company or certain subsidiaries to pay final judgments aggregating in excess of $30.0 million, (viii) certain events of bankruptcy or insolvency and (ix) the commercial launch in the United States of a product determined by the U.S. FDA to be bioequivalent to Inbrija. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 2024 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2024 Notes may declare all the notes to be due and payable immediately.

The 2021 Notes received by the Company in the Exchange were cancelled in accordance with their terms. Accordingly, upon completion of the Exchange, $69.0 million of the 2021 Notes remained outstanding.

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

The Company assessed all terms and features of the 2024 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2024 Notes, including the conversion, put and call features. The Company concluded the conversion features required bifurcation as a derivative. The fair value of the conversion feature derivative was determined based on the difference between the fair value of the 2024 Notes with the conversion option and the fair value of the 2024 Notes without the conversion option using a binomial model. The Company determined that the fair value of the derivative upon issuance of the 2024 Notes was $59.4 million and recorded this amount as a derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the 2024 Notes on the closing date, or December 24, 2019. There are several embedded features within the 2024 Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as the derivative liability conversion option. The conversion feature is measured at fair value on a quarterly basis and the changes in the fair value of the conversion feature for the period will be recognized in the consolidated statements of operations.

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $1.2 million as of December 31, 2020.

The outstanding 2024 Note balance as of December 31, 2020 consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Liability component:
Principal	$207,000	$207,000
Less: debt discount and debt issuance costs, net	(69,381)	(80,028)
Net carrying amount	137,619	126,972
Equity component	$18,257	$—
Derivative liability-conversion Option	$1,193	$59,409

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the year ended December 31, 2020, the Company recognized $23.6 million of interest expense related to the 2024 Notes at the effective interest rate of 18.13%. The fair value of the Company’s 2024 Notes was approximately $119.3 million as of December 31, 2020.

In connection with the issuance of the 2024 Notes, the Company incurred approximately $5.2 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability component and recorded as a reduction in the carrying amount of the debt liability on the balance sheet. The portion allocated to the 2024 Notes is amortized to interest expense over the expected life of the 2024 Notes using the effective interest method.

The following table sets forth total interest expense recognized related to the 2024 Notes for the years ended December 31, 2020 and 2019:

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Contractual interest expense	$12,420	$276
Amortization of debt issuance costs	798	15
Amortization of debt discount	10,430	216
Total interest expense	$23,648	$507

Convertible Senior Notes Due 2021

On June 17, 2014, the Company issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) in an underwritten public offering. The net proceeds from the offering were $337.5 million after deducting the Underwriter’s discount and offering expenses paid by the Company. On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its outstanding 2021 Notes for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. The 2021 Notes received by the Company in the exchange were cancelled in accordance with their terms. Accordingly, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding.

The 2021 Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the “Base Indenture”) and the first supplemental indenture, dated as of June 23, 2014 (the “Supplemental Indenture”, and together with the Base Indenture, the “2021 Indenture”), each between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The 2021 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, under certain circumstances as outlined in the 2021 Indenture, based on an adjusted conversion rate of 3.9161 shares per $1,000 principal amount of the 2021 Notes (representing an adjusted conversion price of approximately $255.35 per share). The conversion rate was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020 and is subject to additional adjustments in certain circumstances as described in the 2021 Indenture.

The Company may redeem for cash all or part of the 2021 Notes, at the Company’s option, after June 20, 2017, under certain circumstances as outlined in the 2021 Indenture.

The Company pays 1.75% interest per annum on the principal amount of the 2021 Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year. The 2021 Notes will mature on June 15, 2021.

If the Company undergoes a “fundamental change” (as defined in the 2021 Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their 2021 Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If a make-whole fundamental change occurs, as described in the 2021 Indenture, and a holder elects to convert its 2021 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the adjusted conversion rate as described in the 2021 Indenture.

The 2021 Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2021 Notes by notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2021 Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on all of the 2021 Notes will become due and payable automatically. Notwithstanding the foregoing, the 2021 Indenture provides that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2021 Indenture consists exclusively of the right to receive additional interest on the 2021 Notes.

The 2021 Notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior debt and senior to any of the Company’s subordinated debt. The 2021 Notes are structurally subordinated to all existing or future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries and are effectively subordinated to the Company’s existing or future secured indebtedness to the extent of the value of the collateral. The 2021 Indenture does not limit the amount of debt that the Company or its subsidiaries may incur.

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

The outstanding 2021 Note balances as of December 31, 2020 and 2019 consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Liability component:
Principal	$69,000	$69,000
Less: debt discount and debt issuance costs , net	(1,029)	(3,198)
Net carrying amount	67,971	$65,802
Equity component	$22,791	$22,791

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

The Company determined the expected life of the debt was equal to the seven year term on the 2021 Notes. The fair value of the Company’s convertible senior notes was approximately $38.0 million as of December 31, 2020.

As of December 31, 2020, the remaining contractual life of the 2021 Notes is approximately 0.5 years. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through December 31, 2020.

The following table sets forth total interest expense recognized related to the 2021 Notes for the years ended December 31, 2020 and 2019:

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Contractual interest expense	$1,208	$5,957
Amortization of debt issuance costs	201	944
Amortization of debt discount	1,968	9,258
Total interest expense	$3,377	$16,159

Non-Convertible Capital Loan

Prior to and subsequent to the acquisition of Biotie on April 18, 2016, Biotie held non-convertible capital loans granted by Business Finland (formerly Tekes). The non-convertible capital loans had an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $26.6 million as of December 31, 2020. The loans comprised fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates of the loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0.7 million as of December 31, 2020. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal will be paid in equal annual installments over a 5 year period, ending January 2021.

Letters of Credit

As of December 31, 2020, the Company has $0.3 million of cash collateralized standby letters of credit outstanding (see Note 2).

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

The following table shows the activity within the liability account for the years ended December 31, 2020 and December 2019.

(In thousands)	December 31, 2020	December 31, 2019
Liability related to sale of future royalties - beginning balance	$24,401	$30,716
Deferred transaction costs amortized	401	639
Non-cash royalty revenue payable to HCRP	(11,486)	(10,271)
Non-cash interest expense recognized	1,941	3,317
Liability related to sale of future royalties - ending balance	$15,257	$24,401

The interest and debt discount amortization expense is reflected as interest and amortization of debt discount expense in the Statement of Operations.

(11) Corporate Restructuring

On October 23, 2019, the Company announced a corporate restructuring to reduce costs and focus our resources on the commercial launch of Inbrija. As part of the restructuring, the Company reduced headcount by approximately 25% through a reduction in force. The majority of the reduction took place in the fourth quarter of 2019 immediately after the announcement, and the remainder was be completed by the first quarter of 2020.

   For the years ended December 31, 2020 and 2019, the Company incurred pre-tax severance and employee separation related expenses of approximately $0.3 million and $4.4 million,  respectively, associated with the restructuring. Of the pre-tax severance and employee separation related expenses incurred, $0.3 million and $1.4 million  were recorded in research and development expenses and $0.0 million and $3.0 million  were recorded in selling, general and administrative expenses for the years ended December 31, 2020 and 2019, respectively.

A summary of the restructuring costs for the years ended December 31, 2020 and 2019 is as follows:

(In thousands)	Restructuring Costs
Restructuring Liability as of December 31, 2018	$—
2019 Restructuring costs	4,401
2019 Payments	(3,137)
Restructuring Liability as of December 31, 2019	$1,264
2020 Restructuring costs	343
2020 Payments	(1,607)
Restructuring Liability as of December 31, 2020	$—

(12) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Product allowances accruals	$14,969	$17,855
Bonus payable	8,615	3,211
Accrued inventory	1,678	—
Sales force commissions and incentive payments payable	1,109	1,123
Administrative expenses	1,028	1,582
Vacation accrual	1,969	2,146
Research and development expense accruals	926	1,364
Commercial and marketing expense accruals	1,005	3,202
Royalties payable	727	580
Other accrued expenses	6,141	8,014
Total	$38,167	$39,077

(13) Commitments and Contingencies

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, the Company is required to make payments for the manufacture and supply of its clinical and approved products. The Company’s major outstanding contractual obligations are for payments related to its convertible notes, capital loans, operating leases and commitments to purchase inventory. The following table summarizes the contractual obligations at December 31, 2020 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Payments due by period (1) (3) (7)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible Senior Notes (2)	$325,108	$81,848	$24,840	$218,420
Research and development loans (4)	660	660	—	—
Operating leases (5)	27,516	7,944	13,122	6,450
Inventory purchase commitments (6)	2,756	2,756	—	—
Total	$356,040	$93,208	$37,962	$224,870

(1)

Excludes a liability for uncertain tax positions totaling $7.1 million. This liability has been excluded because the Company cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

(2)

Represents the future payments of principal and interest to be made on the convertible senior notes issued in June 2014 and convertible senior secured notes due 2024 issued in December 2019. The notes will mature and will be payable on June 15, 2021 and December 31, 2024, respectively. See Note 9.

(3)

Excludes a liability for the non-convertible capital loans totaling $26.6 million. The non-convertible capital loans have a stated maturity of less than one year. However, the repayment of the non-convertible capital loans and payment of accrued interest thereon are governed by a restrictive condition, according to which the loan principal may only be repaid if Biotie’s consolidated restricted equity is fully covered. Accrued interest may only be paid if Biotie, including its subsidiaries, has sufficient funds for profit distribution as of the most recently ended fiscal year. Interest accrues in the interim. This liability has been excluded because the Company cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

(4)	Represents the future principal payments on the R&D loans acquired with Biotie. The repayment is made in equal annual installment with last payment due in January 2021. See Note 9.
(5)

Represents payments for the operating leases of the Company’s Ardsley, NY headquarters, the Company’s lab and office space in Waltham, MA, and excludes field auto leases which are for a one year term. See Note 3.

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

 License Agreements

Under the Company’s various other research, license and collaboration agreements with other parties, it is obligated to make milestone payments of up to an aggregate of approximately $21.6 million over the life of the contracts.

Under certain agreements, we are required to pay royalties for the use of technologies and products in our R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. See Note 15.

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

Other

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against us with the American Arbitration Association under a September 26, 2003 License Agreement that we originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleges a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and is claiming damages based on unpaid license royalties of $6 million plus interest. We believe we have valid defenses against this claim and intend to defend ourselves vigorously. While the Company is unable to determine the ultimate outcome of the dispute, and believes it has valid defenses and intends to defend itself vigorously, the Company determined that it is probable that the Company may incur a liability related to the dispute which the Company estimated could be $2 million, inclusive of its legal costs. The Company recorded a liability of $2 million for the year ended December 31, 2020 related to the dispute, however, the Company notes that depending upon the ultimate outcome of the dispute, the potential liability could be more or less than the amount recorded.

In addition to the arbitration described above, from time to time the Company is involved in litigation or other legal proceedings relating to claims arising out operations in the normal course of business. The Company has assessed all litigation and legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company did not record any loss contingencies for these other matters. Litigation expenses are expensed as incurred.

(14) Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Company bases fair value on the assumptions market participants would use when pricing the asset or liability.

The Company utilizes a fair value hierarchy which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company primarily applies the market approach for recurring fair value measurements. There were no changes in valuation techniques during the year ended December 31, 2020. The standard describes three levels of inputs that may be used to measure fair value:

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

Recurring

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

(In thousands)	Level 1	Level 2	Level 3
2020
Assets Carried at Fair Value:
Money market funds	$36,693	$—	$—
Commercial paper	—	—	—
Corporate bonds	—	—	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	48,200
Derivative liability - conversion option	—	—	1,193
2019
Assets Carried at Fair Value:
Money market funds	$2,219	$—	$—
Commercial paper	$—	26,569	$—
Corporate bonds	—	37,185	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	80,300
Derivative liability - conversion option	—	—	59,409

The following table presents additional information about assets and/or liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Acquired contingent consideration:
Balance, beginning of period	$80,300	$168,000
Fair value change to contingent consideration (unrealized) included in the statement of operations	(30,889)	(86,935)
Royalty payments	(1,211)	(765)
Balance, end of period	$48,200	$80,300

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods of Parkinson’s disease. Using this approach, expected future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecasts for Inbrija, and (ii) discount period and rate. The milestone payment outcomes ranged from $0 to $45 million for Inbrija. The valuation is performed quarterly and changes to the fair value of the contingent consideration are included in the statement of operations. For the year ended December 31, 2020, changes in the fair value of the acquired contingent consideration were primarily due to the overall downward revision to the projected revenue and the recalculation of cash flows for the passage of time. Refer to Note 15 for more information about the Alkermes ARCUS agreement.

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

Derivative Liability

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024:

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Derivative Liability-Conversion Option
Balance, beginning of period	$59,409	$—
Fair value recognized upon issuance of Convertible Senior Notes	—	59,409
Fair value adjustment	(39,959)	—
Fair value reclassification to sharesholder's equity	(18,257)	—
Balance, end of period	$1,193	$59,409

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 9). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of share price and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $1.2 million as of December 31, 2020.

(15) License, Research and Collaboration Agreements

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

As permitted by the agreement with Alkermes, the Company has designated Patheon, Inc. (Patheon) as a qualified second manufacturing source of Ampyra. In connection with that designation, the Company entered into a manufacturing agreement with Patheon, and Alkermes assisted the Company in transferring manufacturing technology to Patheon. The Company and Alkermes have agreed that a purchase of up to 25% of annual requirements from Patheon is allowed if compensatory payments are made to Alkermes. In addition, Patheon may supply the Company with Ampyra if Alkermes is unable or unwilling to meet the Company’s requirements. The Company did not make any compensatory payment in 2019.

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

As consideration for the agreement with Alkermes, Civitas issued stock and also agreed to pay Alkermes royalties on future net product sales from products developed from licensed technology under the Alkermes Agreement. The fair value of the future royalties is classified as contingent consideration. The Company estimates the fair value of this contingent consideration based on future revenue projections and estimated probabilities of receiving regulatory approval and commercializing such products. Refer to Note 14 – Fair Value Measurements for more information about the contingent consideration liability.

(16) Income Taxes

On March 27, 2020, the CARES Act was signed into law, which enacted several tax favorable, business-related provisions. The Company reviewed the enacted provisions to determine which provisions should be considered for the year ended December 31, 2020. Under the new law, the CARES Act provides that NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, can be carried back to each of the five taxable years preceding the taxable year of such loss. The Company has considered the impact to the tax provision for the carryback of net operating losses to prior periods of taxable income incurred within the period allowed under the CARES Act. In addition, the CARES Act treats qualified improvement property (QIP) as 15-year property and thus, allows taxpayers to apply 100% bonus depreciation to eligible QIP to property placed in service in 2018. The Company filed a tax accounting method change with its 2019 U.S. Federal return to claim the additional tax depreciation expense. The resulting carrying back these losses and filing a tax accounting method change for the qualified improvement property allowed the Company to realize certain deferred tax assets and a corresponding release of the valuation allowance of approximately $1.8 million.

The Company received its U.S. income tax refund from the Internal Revenue Service of approximately $12.7 million, including interest, related to the 2019 net operating loss carryback on July 13, 2020. The Company has a tax receivable of $1.5 million recorded for the anticipated 2020 net operating loss carryback claim as of December 31, 2020.

Furthermore, as a result of filing the 2019 NOL carryback claim the Company was able to re-establish its research and development tax credits of approximately $14.9 million that had been utilized on the original filed 2018 and 2017 U.S. Federal income tax returns. The Company plans to file the 2020 NOL carryback claim and approximately $4.4 million of additional research and development tax credits will be established, for a total of $19.3 million that has been recorded as of December 31, 2020.

The domestic and foreign components of (loss) income before income taxes were as follows:

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Domestic	$(112,371)	$(182,816)
Foreign	4,704	(91,432)
Total	$(107,667)	$(274,248)

The benefit (expense) from income taxes in 2020 and 2019 consists of current and deferred federal, state and foreign taxes as follows:

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Current:
Federal	$11,770	$—
State	(184)	(621)
Foreign	(65)	(75)
	11,521	(696)
Deferred:
Federal	(478)	888
State	(3,896)	1,090
Foreign	926	—
	(3,448)	1,978
Total benefit from income taxes	$8,073	$1,282

As of December 31, 2020, Acorda’s U.S. consolidated tax return has a federal NOL carryforward of approximately $40.7 million which can be carried forward indefinitely and, under the Act, limited to 80% of taxable income in any year in which it will be utilized. Biotie Therapies, Inc. (“Biotie US”), which files a separate company federal income tax return has an NOL carryforward of approximately $121.4 million as of December 31, 2020. The Biotie US NOLs are offset entirely by a valuation allowance and are expected to begin to expire in 2026. The Company’s capital loss carryforward of approximately $428.6 million is fully offset with a valuation allowance. The Company had available state NOL carryforwards of approximately $267.0 million and $220.3 million  as of December 31, 2020 and 2019, respectively. The state losses are expected to begin to expire in 2027, although not all states conform to the federal carryforward period and occasionally limit the use of net operating losses for a period of time. The Company has $57.3 million of net operating loss carryforwards outside of the U.S. as of December 31, 2020, that begin to expire in 2021 all of which are fully reserved with a valuation allowance.

The Company’s U.S. Federal research and development and orphan drug credit carry-forwards of $35.3 million and $16.3 million as of December 31, 2020 and 2019, respectively, begin to expire in 2021. The Company does not expect to pay U.S. Federal or state cash taxes as they are in a current year taxable loss. The Company generated a tax liability for its operations in Puerto Rico.

 The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. These provisions were unchanged by the Act. Our ability to utilize the NOL's may be further limited if we undergo an ownership change, as defined in section 382 of the Code. This ownership change could be triggered by substantial changes in the ownership of our outstanding stock, which are generally outside of our control. An ownership change would exist if the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock, or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL's. If an ownership change were to occur, the annual limitation under Section 382 could result in a material amount of our NOLs expiring unused. As of December 31, 2020, based on a completed IRC Section 382 analysis, the Company is not subject to a limitation.

The temporary differences between the book and tax treatment of income and expenses results in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that any portion of the deferred tax asset will not be recoverable, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. The Company continued to maintain a full valuation allowance against its net U.S. and net foreign deferred tax assets of Biotie at December 31, 2020.  The Company had a net increase of $8.9 million of valuation allowance primarily related to the asset impairment recorded on Civitas.

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
U.S. federal statutory tax rate	21.0%	21.0%
State and local income taxes	(3.0)%	0.1%
Stock option compensation	0.3%	—
Stock option shortfall	(5.8)%	(0.8)%
Research and development and orphan drug credits	(0.4)%	—
Uncertain tax positions	0.1%	—
Other nondeductible and permanent differences	(2.5)%	(0.1)%
Cancellation of debt Income	—	2.9%
Goodwill impairment	—	(21.2)%
Valuation allowance, net of foreign tax rate differential	(7.6)%	(35.1)%
NOL write-off	—	—
Federal return to provision differences	—	33.7%
Tax effect of NOL carryback - CARES Act	5.4%	—
Effective income tax rate	7.5%	0.5%

The Company’s overall effective tax rate is affected by the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%, increase in the valuation allowance and the forfeitures of equity of which no tax deduction is recorded.

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

(In thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$61,774	$69,756
Capital loss carryforward	106,371	106,031
Tax credits	33,577	14,351
Stock based compensation	17,454	23,009
Contingent consideration	11,975	18,457
Employee compensation	2,638	1,329
Rebate and returns reserve	3,339	3,584
Capitalized R&D	11,564	10,576
Derivative liability	296	14,696
Asset impairment	14,384	—
Other	9,651	15,827
Total deferred tax assets	$273,023	$277,616
Valuation allowance	(186,491)	(177,572)
Total deferred tax assets net of valuation allowance	$86,532	$100,044
Deferred tax liabilities:
Intangible assets	(88,547)	(89,629)
Convertible debt	(16,227)	(19,242)
Depreciation	(803)	(583)
Other	(72)	(171)
Total deferred tax liabilities	$(105,649)	$(109,625)
Net deferred tax liability	$(19,117)	$(9,581)

The Company follows authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Beginning of period balance	$7,145	$7,258
Increases for tax positions taken during a prior period	—	—
Decreases for tax positions taken during a prior period	(52)	(113)
Increases for tax positions taken during the current period	—	—
	$7,093	$7,145

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

The Company is no longer subject to federal income tax audits for tax years prior to 2017, however, such net operating losses utilized by the Company in years subsequent to 2002 are subject to review. The Internal Revenue Service concluded its examination of the Company’s wholly-owned subsidiary, Biotie US’s income tax return for the short period ended December 31, 2016 in the third quarter of 2018, which resulted in an immaterial adjustment to the research and development credit carryforward. The New York State Department of Tax concluded an examination of the Company’s income tax returns for the years 2014 through 2016 during 2020. There were no adjustments to the Company’s tax liability. The Massachusetts

Department of Revenue concluded an examination of the Company’s income tax returns for the years 2015 through 2017 during 2020. The amount of the adjustment was approximately $0.02 million.

The Company has ongoing state examinations in New Jersey and Minnesota which cover a range of tax periods, 2015-2018. There have been no proposed adjustments at this stage of these examinations.

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

The beginning and ending amounts of valuation allowances reconcile as follows:

	Balance at			Balance at
(In thousands)	Beginning of Period	Additions	Deductions	End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2019	$71,570	110,962	(4,960)	$177,572
Year ended December 31, 2020	$177,572	8,964	(45)	$186,491

(17) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

(In thousands, except per share data)	Year ended December 31, 2020	Year ended December 31, 2019
Basic and diluted
Net loss	$(99,594)	$(272,966)
Weighted average common shares outstanding used in computing net loss per share—basic	8,084	7,927
Plus: net effect of dilutive stock options and unvested restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	8,084	7,927
Net loss per share—basic	$(12.32)	$(34.43)
Net loss per share—diluted	$(12.32)	$(34.43)

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Denominator
Stock options and restricted common shares	1,356	1,376

Additionally, the impact of the convertible debt was determined to be anti-dilutive and excluded from the calculation of net income per diluted share for the years ended December 31, 2020 and 2019.

(18) Employee Benefit Plan

Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The plan includes an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. The Company’s expense related to the plan was $1.6 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively.

(b) Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below. Except as specified below, all exhibits incorporated herein by reference have been filed under the Company’s former and current SEC File Numbers 000-50513 and 001-31938, respectively.

Exhibit No.	Description

1.1

At The Market Offering Agreement, dated January 13, 2021, between the Registrant and H.C. Wainwright & Co., LLC. Incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed January 13, 2021.

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

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 31, 2020. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 31, 2020.

3.4	Bylaws of the Registrant, as amended and restated on January 12, 2021. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2021.
4.1	Specimen stock certificate evidencing shares of common stock.
4.2	Description of Common Stock.
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

10.1*	Acorda Therapeutics 2006 Employee Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.
10.2*

Acorda Therapeutics 2006 Employee Incentive Plan as amended as of January 13, 2006. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 18, 2006.

Exhibit No.	Description

10.3*	Forms of Equity Award Documents. Incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2011.
10.4*	Acorda Therapeutics 2015 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Appendix A to the Registrant’s 2015 Proxy Statement filed as Schedule 14A on April 30, 2015.
10.5*

Acorda Therapeutics 2015 Omnibus Incentive Compensation Plan as amended June 8, 2016. Incorporated herein by reference to Appendix A to the Registrant’s 2016 Proxy Statement filed as Schedule 14A on April 29, 2016.

10.6*

Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan as amended June 27, 2018. Incorporated herein by reference to Appendix A to the Registrant's 2018 Proxy Statement filed as Schedule 14A on April 27, 2018.

10.7*

Forms of equity award documents for awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015.

10.8*

Revised forms of equity award documents for certain awards under the Acorda Therapeutics 2015 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2017.

10.9*

Form of Performance Unit Agreement for awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2016.

10.10*	Acorda Therapeutics, Inc. 2019 Employee Stock Purchase Plan. Incorporated herein by reference to Appendix A to the Registrant’s 2019 Proxy Statement filed as Schedule 14A on April 26, 2019.
10.11*

Employment Agreement, dated August 11, 2002, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.12*

Amendment to August 11, 2002 Employment Agreement, dated September 26, 2005, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 333-128827, filed on October 5, 2005.

10.13*

Amendment to August 11, 2002 Employment Agreement, dated May 10, 2007, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2007.

10.14*

Amendment to August 11, 2002 Employment Agreement dated December 28, 2007, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2008.

10.15*

Amendment to August 11, 2002 Employment Agreement dated June 21, 2011, by and between the Registrant and Ron Cohen. Incorporated herein by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.16*

Employment Agreement, dated as of December 19, 2005, by and between the Registrant and David Lawrence. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 5, 2006.

Exhibit No.	Description

10.17*

Amendment to December 19, 2005 Employment Agreement, dated May 10, 2007, by and between the Registrant and David Lawrence. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2007.

10.18*

Amendment to December 19, 2005 Employment Agreement, dated November 7, 2011, by and between the Registrant and David Lawrence. Incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

10.19*

Amendment to December 19, 2005 Employment Agreement, dated August 13, 2019, by and between the Registrant and David Lawrence. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2019.

10.20*

Employment offer letter, dated January 22, 2010, by and between the Registrant and Lauren Sabella. Incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010.

10.21*

Letter agreement dated November 7, 2011, by and between the Registrant and Lauren Sabella. Incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

10.22*

Employment Agreement, dated as of June 8, 2015, by and between the Registrant and Lauren Sabella. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015.

10.23*

Employment offer letter, dated June 9, 2016, by and between the Registrant and Burkhard Blank, M.D. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016.

10.24*

Employment Agreement, dated as of July 1, 2016, by and between the Registrant and Burkhard Blank, M.D. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2016.

10.25

Lease, dated as of June 23, 2011, by and between the Registrant and BMR-Ardsley Park LLC. Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.26

Letter Agreement dated September 11, 2014, between the Registrant and BMR-Ardsley Park LLC. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2014.

10.27

First Amendment to Lease, dated as of May 21, 2015, by and between BMR-Ardsley Park LLC and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015.

10.28

License Agreement, dated September 8, 2000, by and between the Registrant and Mayo Foundation for Medical Education and Research. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

10.29**

Side Letter Agreement, dated June 1, 2005, by and between the Registrant and Mayo Foundation for Medical Education and Research. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

Exhibit No.	Description

10.30

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

10.32**

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

10.34**

Payment Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian-St. Luke’s Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.35**

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

10.38

Amendment No. 2 to Amended and Restated License Agreement and Supply Agreement between the Registrant and Alkermes Pharma Ireland Limited dated March 29, 2012. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2013.

10.39

Amendment No. 3 to the Amended and Restated License Agreement and Supply Agreement between the Registrant and Alkermes Pharma Ireland Limited dated February 14, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2013.

10.40**

Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2019.

10.41**

Supply Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2014.

10.42**

Addendum Number 3 to Collaboration and License Agreement and to Supply Agreement between the Registrant and Biogen Idec International GmbH dated February 14, 2013. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2013.

Exhibit No.	Description

10.43**

Amended and Restated Addendum #2 effective June 6, 2016 to the Supply Agreement between the Registrant and Biogen Idec International GmbH dated June 30, 2009, as Amended. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016.

10.44**

Asset Purchase and License Agreement, dated as of December 27, 2010, between Civitas Therapeutics, Inc. (f/k/a Corregidor Therapeutics, Inc.) and Alkermes, Inc. Incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.45**

Amendment to Asset Purchase and License Agreement, dated as of December 9, 2011, by and between Civitas Therapeutics, Inc. and Alkermes, Inc. Incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.46**

Second Amendment to Asset Purchase and License Agreement, dated as of December 19, 2014, by and between Civitas Therapeutics, Inc. and Alkermes, Inc. Incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.47

Security Agreement, dated as of December 23, 2019, from the grantors named therein to Wilmington Trust, National Association, as collateral agent. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 26, 2019.

10.48

Registration Rights Agreement, dated as of December 20, 2019, among the Registrant and the investors party thereto. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 26, 2019.

10.49***	Asset Purchase Agreement, dated as of January 12, 2021, between the Registrant and Catalent Pharma Solutions, Inc.
10.50***	Manufacturing Services Agreement, dated February 10, 2021, between the Registrant and Catalent Massachusetts LLC.
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.
**

Portions of this exhibit are redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

***	Portions of this exhibit are redacted because they both are not material and it would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2021.

Acorda Therapeutics, Inc.

By:	/s/ Ron Cohen, M.D.
Ron Cohen, M.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Cohen, M.D.	President, Chief Executive Officer and Director	March 16, 2021
Ron Cohen, M.D.

/s/ Robert Morales, M.B.A.	Vice President, Finance and Controller and interim principal financial and accounting officer	March 16, 2021
Robert Morales, M.B.A.

/s/ Barry Greene	Director	March 16, 2021
Barry Greene

/s/ Peder K. Jensen, M.D.	Director	March 16, 2021
Peder K. Jensen, M.D.

/s/ John P. Kelley	Director and Chair	March 16, 2021
John P. Kelley

/s/ Sandra Panem, Ph.D.	Director	March 16, 2021
Sandra Panem, Ph.D.

/s/ Lorin J. Randall	Director	March 16, 2021
Lorin J. Randall

/s/ Catherine D. Strader, Ph.D.	Director	March 16, 2021
Catherine D. Strader, Ph.D.