Form 10-Q
period 2021-03-31
ACORDA THERAPEUTICS INC
filed 2021-05-12
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-31938

ACORDA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3831168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Saw Mill River Road, Ardsley, New York	10502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 347-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value	ACOR	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2021
Common Stock, $0.001 par value per share	9,488,596 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: We may not be able to successfully market Ampyra, Inbrija or any other products under development; the COVID-19 pandemic, including related quarantines and travel restrictions, and the potential for the illness to affect our employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures; risks associated with the trading of our common stock and our reverse stock split; risks related to our workforce, including our ability to realize the expected benefits of our corporate restructuring; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija or our other products at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; competition for Inbrija, Ampyra and other products we may develop and market in the future, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra (dalfampridine) following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija (levodopa inhalation powder) or from our other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,773	$71,369
Restricted cash	13,054	12,917
Trade accounts receivable, net of allowances of $904 and $1,266, as of March 31, 2021 and December 31, 2020, respectively	17,295	20,193
Prepaid expenses	12,882	14,807
Inventory, net	27,415	28,677
Assets held for sale	—	71,795
Other current assets	2,300	1,577
Total current assets	189,719	221,335
Property and equipment, net of accumulated depreciation	6,451	7,263
Intangible assets, net of accumulated amortization	359,245	366,981
Right of use asset, net of accumulated amortization	10,013	18,481
Restricted cash	18,609	18,609
Other assets	11	11
Total assets	$584,048	$632,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,488	$12,155
Accrued expenses and other current liabilities	38,123	38,167
Current portion of loans payable	68,529	68,631
Current portion of liability related to sale of future royalties	9,015	8,731
Current portion of lease liabilities	6,198	7,944
Current portion of acquired contingent consideration	1,698	1,624
Total current liabilities	133,051	137,252
Convertible senior notes	140,751	137,619
Derivative liability	1,418	1,193
Non-current portion of acquired contingent consideration	45,302	46,576
Non-current portion of lease liabilities	9,810	17,200
Non-current portion of loans payable	27,623	28,555
Deferred tax liability	15,495	19,116
Non-current portion of liability related to sale of future royalties	3,642	6,526
Other non-current liabilities	677	688
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares at March 31, 2021 and December 31, 2020; no shares issued as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value. Authorized 61,666,666 shares at March 31, 2021 and December 31, 2020; issued 9,476,256 and 9,475,631 shares, including those held in treasury, as of March 31, 2021 and December 31, 2020, respectively	9	9
Treasury stock at cost (5,543 shares at March 31, 2021 and December 31, 2020)	(638)	(638)
Additional paid-in capital	1,008,497	1,007,790
Accumulated deficit	(799,855)	(766,403)
Accumulated other comprehensive (loss) income	(1,734)	(2,803)
Total stockholders’ equity	206,279	237,955
Total liabilities and stockholders’ equity	$584,048	$632,680

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Revenues:
Net product revenues	$25,247	$24,672
Royalty revenues	3,615	3,427
Total net revenues	28,862	28,099
Costs and expenses:
Cost of sales	11,961	3,843
Research and development	4,749	7,705
Selling, general and administrative	33,968	41,108
Amortization of intangible assets	7,691	7,691
Asset impairment	—	4,131
Change in fair value of derivative liability	225	(26,528)
Changes in fair value of acquired contingent consideration	(951)	(3,682)
Total operating expenses	57,643	34,268
Operating loss	(28,781)	(6,169)
Other income (expense), net:
Interest and amortization of debt discount expense	(7,825)	(7,566)
Interest income	3	312
Other income (expense)	1	(42)
Realized loss on foreign currency transactions	(1)	(5)
Total other expense, net	(7,822)	(7,301)
Loss before taxes	(36,603)	(13,470)
Benefit from income taxes	3,152	6,998
Net loss	$(33,451)	$(6,472)

Net loss per share—basic	$(3.53)	$(0.81)
Net loss per share—diluted	$(3.53)	$(0.81)
Weighted average common shares outstanding used in computing net loss per share—basic	9,470	7,960
Weighted average common shares outstanding used in computing net loss per share—diluted	9,470	7,960

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Net loss	$(33,451)	$(6,472)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,069	387
Unrealized loss on available for sale debt securities	—	(37)
Other comprehensive income, net of tax	1,069	350
Comprehensive loss	$(32,382)	$(6,122)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2020	9,476	$9	$(638)	$1,007,790	$(766,403)	$(2,803)	$237,955
Compensation expense for issuance of stock options to employees	—	—	—	483	—	—	483
Compensation expense for issuance of restricted stock to employees	—	—	—	224	—	—	224
Exercise of stock options	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	1,069	1,069
Net loss	—	—	—	—	(33,451)	—	(33,451)
Balance at March 31, 2021	9,476	$9	$(638)	$1,008,497	(799,854)	$(1,734)	$206,279

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2019	7,964	$8	$(638)	$979,428	$(666,809)	$(1,169)	$310,820
Compensation expense for issuance of stock options to employees	—	—	—	1,976	—	—	1,976
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	350	350
Net loss	—	—	—	—	(6,472)	—	(6,472)
Balance at March 31, 2020	7,964	$8	$(638)	$981,404	$(673,281)	$(819)	$306,674

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Cash flows from operating activities:
Net loss	$(33,451)	$(6,472)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	707	1,976
Amortization of net premiums and discounts on investments	—	(47)
Amortization of debt discount and debt issuance costs	4,271	4,054
Depreciation and amortization expense	8,527	10,077
Asset impairment	—	4,131
Change in acquired contingent consideration obligation	(951)	(3,682)
Non-cash royalty revenue	(3,000)	(3,016)
Deferred tax provision (benefit)	(3,152)	6,796
Change in derivative liability	225	(26,528)
Changes in assets and liabilities:
Decrease in accounts receivable	2,898	7,114
(Increase) decrease in prepaid expenses and other current assets	811	(16,548)
Increase in inventory	(1,006)	(345)
Decrease in other assets	—	17
Decrease in accounts payable, accrued expenses and other current liabilities	(2,567)	(15,920)
Decrease in other non-current liabilities	(200)	(387)
Net cash used in operating activities	(26,888)	(38,779)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(2,245)
Purchases of intangible assets	(26)	—
Proceeds from maturities of investments	—	13,288
Net cash (used in) provided by investing activities	(54)	11,043
Cash flows from financing activities:
Debt issuance costs	—	(981)
Proceeds from sale of Chelsea facility, net	73,969	—
Repayment of loans payable	(655)	(597)
Net cash provided by (used in) financing activities	73,314	(1,578)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(831)	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	45,541	(29,330)
Cash, cash equivalents and restricted cash at beginning of period	102,895	105,192
Cash, cash equivalents and restricted cash at end of period	$148,436	$75,862
Supplemental disclosure:
Cash paid for interest	$6	$12
Cash paid for taxes	2	63

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2020.

(2) Summary of Significant Accounting Policies

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2020. Effective January 1, 2021, the Company adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740). Other than the adoption of the new accounting guidance, our significant accounting policies have not changed materially from December 31, 2020.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Three-month period ended March 31, 2021		Three-month period ended March 31, 2020
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$71,369	$116,773	$62,085	$32,417
Restricted cash	12,917	13,054	12,836	13,175
Restricted cash non-current	18,609	18,609	30,270	30,270
Total Cash, cash equivalents and restricted cash per statement of cash flows	$102,895	$148,436	$105,191	$75,862

Restricted cash represents an escrow account with funds to maintain the interest payments for an amount equal to all remaining scheduled interest payments on the outstanding convertible senior secured notes due 2024 through the interest payment date of June 1, 2023; and a bank account with funds to cover the Company’s self-funded employee health insurance. At March 31, 2021, the Company also held $0.2 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under facility leases and $18.4 million related to the escrow account for interest payments included in restricted cash non-current in the consolidated balance sheet due to the long-term nature of the letters of credit and interest payments. (see Note 10).

Inventory

The major classes of inventory were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Raw materials	$1,024	$3,434
Work-in-progress	—	6,602
Finished goods	26,391	18,641
Total	$27,415	$28,677

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. On February 10, 2021, we completed the sale of our Chelsea, Massachusetts manufacturing operations to Catalent Pharma Solutions. In connection with the sale of the manufacturing operations, we transferred approximately $2.3 million of raw materials to Catalent (see Note 12). Additionally, in reviewing the inventory for slow moving or obsolete amounts we recorded a charge of $1.3 million for the remaining work-in-progress inventory that was scrapped or discarded during the three-month period ended March 31, 2021.

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer, who is the chief operating decision maker. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Inbrija and Ampyra in the U.S. for the three-month periods ended March 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and indefinite lived intangible assets not subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, results of clinical trials, stock price, loss of a major customer and significant negative economic trends. Based on the Company’s evaluation for the three-month period ended March 31, 2020, the Company determined that its indefinite lived intangible asset BTT1023 was fully impaired and recorded an asset impairment in its consolidated statement of operations. The Company also determined that no impairments were required during the three-month period ended March 31, 2021.

Liquidity

  The Company’s ability to meet its future operating requirements, repay its liabilities, and meet its other obligations are dependent upon a number of factors, including its ability to generate cash from product sales, reduce planned expenditures, and obtain additional financing. If the Company is unable to generate sufficient cash flow from the sale of its products, it will be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing its   convertible senior secured notes due 2024, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, the Company’s ability to raise additional capital and repay or restructure its indebtedness will depend on the capital markets and its financial condition at such time, among other factors. In addition, financing may not be available when needed, at all, on terms acceptable to us or in accordance with the restrictions described above. As a result of these factors, the Company may not be able to engage in any of the alternative activities, or engage in such activities on desirable terms, which could harm the Company’s business, financial condition and results of operations, as well as result in a default on the Company’s debt obligations. If the Company is unable to take these actions, it may be forced to significantly alter its business strategy, substantially curtail its current operations, or cease operations altogether.

At March 31, 2021, the Company had $116.8 million of cash and cash equivalents, compared to $71.4 million at December 31, 2020. The Company’s March 31, 2021 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of its convertible senior secured notes due 2024, which may potentially be released from escrow if the Company pays interest on those notes using shares of its common stock. The Company incurred a net loss of $33.5 million for the three-month period ended March 31, 2021.

Based on the Company’s cash and cash equivalents at March 31, 2021, which includes net proceeds received from the sale of the Company’s Chelsea manufacturing operations in February 2021, and the Company’s obligations that are due within the next twelve months, management has concluded that there is no substantial doubt regarding the Company’s ability to meet its obligations within one year after the date the consolidated financial statements included in this report are issued.

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

Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. The Company adopted this guidance effective January 1, 2021. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

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

(3) Revenue

In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the good or service. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or any contract liabilities as of March 31, 2021 and 2020.

The following table disaggregates our revenue by major source:

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Revenues:
Net product revenues:
Ampyra	$20,250	$20,124
Inbrija	4,996	4,354
Other	1	194
Total net product revenues	25,247	24,672
Royalty revenues	3,615	3,427
Total net revenues	$28,862	$28,099

(4) Share-based Compensation

During the three‑month periods ended March 31, 2021 and 2020, the Company recognized share-based compensation expense of $0.7 million and $2.0 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2021 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2021 and 2020 were approximately $3.81 and $5.90, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the Three-month period ended March 31,
(In thousands)	2021	2020
Research and development expense	$166	$416
Selling, general and administrative expense	534	1,479
Cost of Sales	7	81
Total	$707	$1,976

A summary of share-based compensation activity for the three-month period ended March 31, 2021 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2021	1,331	$127.13
Granted	1	5.67
Cancelled	(104)	105.34
Exercised	—	—
Balance at March 31, 2021	1,228	$128.87	4.7	$7
Vested and expected to vest at March 31, 2021	1,227	$128.96	4.7	$7
Vested and exercisable at March 31, 2021	1,081	$142.50	4.2	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2021	31
Granted	261
Vested	(1)
Forfeited	(12)
Nonvested at March 31, 2021	279

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of March 31, 2021 totaled $5.3 million and is expected to be recognized over a weighted average period of approximately 1.3  years.

During the three‑month period ended March 31, 2021, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three-month periods ended March 31, 2021 and 2020:

(In thousands, except per share data)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Basic and diluted
Net loss	$(33,451)	$(6,472)
Weighted average common shares outstanding used in computing net loss per share—basic	9,470	7,960
Plus: net effect of dilutive stock options and restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	9,470	7,960
Net loss per share—basic	$(3.53)	$(0.81)
Net loss per share—diluted	$(3.53)	$(0.81)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Denominator
Stock options and restricted common shares	1,391	1,730

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three-month periods ended March 31, 2021 and 2020. Additionally, the impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three-month periods ended March 31, 2021 and 2020.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance and expense recorded on the equity forfeiture.

For the three-month periods ended March 31, 2021 and 2020, the Company recorded a benefit of $3.2 million and $7.0 million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended March 31, 2021 and 2020 were 8.6% and 52.0%, respectively. The variances in the effective tax rates for the three-month period ended March 31, 2021 as compared to the three-month period ended March 31, 2020 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized and the benefit recorded on the net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company was notified during the three-month period ended March 31, 2021, they are being audited by the state of Massachusetts for the tax years 2018 and 2019. There have been no proposed adjustments at this stage of the examination.

The Company also has ongoing state examinations in New Jersey and Minnesota which cover a range of tax periods, 2015 – 2018. There have been no proposed adjustments at this stage of the examinations.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s level 2 assets consist of investments in corporate bonds and commercial paper which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at March 31, 2021, except for the fair value of the Company’s convertible senior notes due June 2021, which was approximately $66.9 million and the fair value of the Company’s convertible senior notes due December 2024, which was approximately $153.2 million as of March 31, 2021. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
March 31, 2021
Assets Carried at Fair Value:
Money market funds	$33,692	$—	$—
Corporate bonds	—	—	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	47,000
Derivative liability - conversion option	—	—	1,418
December 31, 2020
Assets Carried at Fair Value:
Money market funds	$36,693	$—	$—
Commercial paper	—	—	—
Corporate bonds	—	—	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	48,200
Derivative liability - conversion option	—	—	1,193

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Acquired contingent consideration:
Balance, beginning of period	$48,200	$80,300
Fair value change to contingent consideration included in the statement of operations	(951)	(3,682)
Royalty payments	(249)	(218)
Balance, end of period	$47,000	$76,400

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, (ii) probabilities of success, and (iii) discount periods and rate. The milestone payments ranged from $1.0 million to $22.0 million for Inbrija. The estimated revenue forecast for Inbrija is based on peak annual sales of $300 to $500 million. The discount rate used in the valuation was 21.5% for the three-month period ended March 31, 2021. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the three-month periods ended March 31, 2021 and 2020, changes in the fair value of the acquired contingent consideration were primarily due to updates to certain revenue and expense forecast assumptions, as well as an increase in the discount rate.

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

Derivative Liability-Conversion Option

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024:

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Derivative Liability-Conversion Option
Balance, beginning of period	$1,193	$59,409
Fair value adjustment	225	(26,528)
Balance, end of period	$1,418	$32,881

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 10). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be  $18.3 million which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020 net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $1.4 million as of March 31, 2021. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the three-month period ended March 31, 2021.

(8) Investments

There were no available-for-sale investments at March 31, 2021 and December 31, 2020, respectively.

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $33.7 million and $36.7 million as of March 31, 2021 and December 31, 2020, respectively. There were no short-term investments will original maturities of greater than 3 months but less than 1 year as of March 31, 2021 and December 31, 2020, respectively. Additionally, there were no short-term investments in an unrealized loss position as of March 31, 2021 and December 31, 2020, respectively. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at March 31, 2021 or December 31, 2020. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of March 31, 2021 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. There were no changes in AOCI associated with unrealized holding gains or losses on available-for-sale investments during the three-month period ended March 31, 2021.

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

The following table shows the activity within the liability account for March 31, 2021 and December 31, 2020, respectively:

(In thousands)	March 31, 2021	December 31, 2020
Liability related to sale of future royalties - beginning balance	$15,257	$24,401
Deferred transaction costs amortized	70	401
Non-cash royalty revenue payable to HCRP	(3,000)	(11,486)
Non-cash interest expense recognized	330	1,941
Liability related to sale of future royalties - ending balance	$12,657	$15,257

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $1.4 million representing an increase of $0.2 million that is recognized in the consolidated statement of operations for the three-month period ended March 31, 2021.

The outstanding 2024 Note balances as of March 31, 2021 and December 31, 2020 consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(66,249)	(69,381)
Net carrying amount	$140,751	$137,619
Equity component	$18,257	$18,257
Derivative liability-conversion option	$1,418	$1,193

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the three-month period ended March 31, 2021, the Company recognized $6.2 million of interest expense related to the 2024 Notes at the effective interest rate of 18.1%. The fair value of the Company’s 2024 Notes was approximately $153.2 million as of March 31, 2021.

In connection with the issuance of the 2024 Notes, the Company incurred approximately $5.7 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability component and recorded as a reduction in the carrying amount of the debt liability on the balance sheet. The portion allocated to the 2024 Notes is amortized to interest expense over the expected life of the 2024 Notes using the effective interest method.

The following table sets forth total interest expense recognized related to the 2024 Notes for the three-month periods ended March 31, 2021 and 2020:

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Contractual interest expense	$3,105	$3,105
Amortization of debt issuance costs	222	186
Amortization of debt discount	2,910	2,437
Total interest expense	$6,237	$5,728

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

The outstanding 2021 Note balances as of March 31, 2021 and December 31, 2020 consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Liability component:
Principal	69,000	$69,000
Less: debt discount and debt issuance costs, net	(471)	(1,029)
Net carrying amount	$68,529	$67,971
Equity component	$22,791	$22,791

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

The Company determined the expected life of the debt was equal to the seven year term on the 2021 Notes. The fair value of the Company’s convertible senior notes was approximately $66.9 million as of March 31, 2021.

As of March 31, 2021, the remaining contractual life of the 2021 Notes is approximately 3 months. The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through March 31, 2021.

The following table sets forth total interest expense recognized related to the 2021 Notes for the three-month periods ended March 31, 2021 and 2020:

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Contractual interest expense	$302	$302
Amortization of debt issuance costs	52	49
Amortization of debt discount	507	483
Total interest expense	$861	$834

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our leases have remaining lease terms of 1.25 years to 5.75 years, some of which include options to extend the lease term for up to 15 years, and some of which include options to terminate the lease within 1.25 years.

Operating Leases

We lease certain office and lab space under arrangements classified as leases under ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from 5 to 15 years. The exercise of lease renewal options is at our sole discretion. One of our leases also includes an option to early terminate the lease within 1.25 years.

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

The Ardsley lease provides for monthly payments of rent during the lease term. These payments consist of base rent, which takes into account the costs of the facility improvements funded by the facility owner prior to the Company’s occupancy, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently $5.0 million per year, which reflects an annual 2.5% escalation factor.

Chelsea, Massachusetts

Our Civitas subsidiary leased a manufacturing facility in Chelsea, Massachusetts which we used to manufacture Inbrija through February 10, 2021. Civitas leased this facility from North River Everett Ave, LLC pursuant to a lease with a term that expires on December 31, 2025, and Civitas had two additional extension options of five years each.  On February 10, 2021, the Company completed the sale of its Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, Civitas assigned the lease of the Chelsea facility to a Catalent affiliate (see Note 12).

  In 2018, the Company initiated a renovation and expansion of a building within the Chelsea manufacturing facility that increased the size of the facility to approximately 95,000 square feet. The project added a new manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing manufacturing line, and created additional warehousing space for manufactured product. All costs to renovate and expand the facility through the date of assignment were borne by the Company. Catalent is now responsible for finalizing the expansion, including obtaining needed regulatory approvals.

Additional Facilities

In October 2016, we entered into a 10-year lease agreement with a term commencing January 1, 2017, for approximately 26,000 square feet of lab and office space in Waltham, MA. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $1.1 million per year.

Our leases have remaining lease terms of 1.25 years to 5.75 years, which assumes exercise of the early termination of our Ardsley, NY lease. We do not include any renewal options in our lease terms when calculating our lease liabilities as we are not reasonably certain that we will exercise these options. When calculating the lease liability, we assume exercise of the Ardsley early termination option. The weighted-average remaining lease term for our operating leases was 2.9 years at March 31, 2021. The weighted-average discount rate was 7.13% at March 31, 2021.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	March 31, 2021	December 31, 2020
Right-of-use assets	Right of use assets	$10,013	$18,481
Current lease liabilities	Current portion of lease liabilities	6,198	7,944
Non-current lease liabilities	Non-current portion of lease liabilities	9,810	17,200

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Operating lease cost	$1,586	$1,901
Variable lease cost	1,356	932
Short-term lease cost	305	353
Total lease cost	$3,247	$3,186

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2021 (excluding the three months ended March 31, 2021)	$4,636
2022	8,191
2023	1,215
2024	1,252
2025	1,290
Later years	1,328
Total lease payments	17,912
Less: Imputed interest	(1,904)
Present value of lease liabilities	$16,008

Supplemental cash flow information related to our operating leases are as follows:

(In thousands)	Three-month period ended March 31, 2021	Three-month period ended March 31, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,522	$1,918

(12) Disposal of Assets

On January 12, 2021 the Company and Catalent entered into an asset purchase agreement, pursuant to which the Company agreed to sell to Catalent certain assets related to the Company’s manufacturing operations located at the facilities situated in Chelsea, Massachusetts (the “Chelsea Facility”) and Waltham, Massachusetts (the “Waltham Facility”), for a purchase price of $80 million, plus an additional $2.3 million for raw materials transferred, and the assumption by Catalent of certain liabilities relating to such manufacturing activities. The Company determined that the criterion to classify the property and equipment and prepaid expenses related to the Chelsea manufacturing operations as assets held for sale within the Company’s consolidated balance effective December 31, 2020 were met. Accordingly, the assets were classified as current assets held for sale at December 31, 2020 as the Company, at that time, expected to divest the Chelsea manufacturing operations within the next twelve months.

The classification to assets held for sale impacted the net book value of the assets expected to be transferred upon sale. The estimated fair value of the Chelsea manufacturing operations was determined using the purchase price in the purchase agreement along with estimated broker, accounting, legal, and other selling expenses, which resulted in a fair value less costs to sell of approximately $71.8 million. The carrying value of the assets classified as held for sale was approximately $129.7 million, which included property and equipment of $129.6 million and prepaid expenses of $0.1 million. The Company recorded a loss on assets held for sale of $57.9 million against the Chelsea manufacturing operations as of December 31, 2020. Additionally, the expected divestiture of the Chelsea Facility group was not deemed to represent a fundamental strategic shift that would have a major effect on the Company’s operations, and accordingly, the operating results of the Chelsea manufacturing operations were not reported as discontinued operations in the Company’s consolidated statement of income as of December 31, 2020.

The Company closed the transaction on February 10, 2021. In addition to the property and equipment, prepaid expenses, and raw materials, the Company also assigned the lease of the Chelsea Facility to a Catalent affiliate, which had a net carrying value of $(0.5) million as of the close date. During the three-month period ended March 31, 2021, the Company recorded a gain on disposal of approximately $0.5 million based on the net assets transferred and final net proceeds received at the close.

(13) Corporate Restructuring

In January 2021, we announced a corporate restructuring to reduce costs and focus our resources on Inbrija, which is a key strategic priority for 2021. As part of the restructuring, we reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of our Chelsea manufacturing operations). All of the reduction in personnel took place during the three-month period ended March 31, 2021.

During the three-month period ended March 31, 2021, the Company incurred $2.1 million of restructuring charges, substantially all of which were cash expenditures, for severance and other employee separation-related costs. Of the restructuring charges, $0.4 million were recorded in research and development expenses and $1.7 million were recorded in selling, general and administrative expenses for the three-month period ended March 31, 2021.

A summary of the restructuring charges for the three-month period ended March 31, 2021 is as follows:

(In thousands)	Restructuring Costs
Restructuring Liability as of December 31, 2020	$—
Q1 Restructuring Costs	2,124
Q1 Restructuring Payments	(1,891)
Restructuring Liability as of March 31, 2021	$233

(14) Commitments and Contingencies

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against us with the American Arbitration Association under a September 26, 2003 license Agreement that we originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from rush. DRI alleges a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and is claiming damages based on unpaid license royalties of $6 million plus interest. We believe we have valid defenses against this claim and intend to defend ourselves vigorously. While the Company is unable to determine the ultimate outcome of the dispute, and believes it has valid defenses and intends to defend itself vigorously, the Company determined that it is probable that the Company may incur a liability related to the dispute which the Company estimated could be $2 million, inclusive of its legal costs. The Company recorded a liability of $2 million for the year ended December 31, 2020 related to the dispute, however, the Company notes that depending upon the ultimate outcome of the dispute, the potential liability could be more or less than the amount recorded. As of March 31, 2021, the Company continues to believe that the recorded liability established as of December 31, 2020 is appropriate.

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

On February 10, 2021, we sold our Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, we entered into a long-term, global manufacturing services (supply) agreement with a Catalent affiliate pursuant to which they have agreed to manufacture Inbrija for us at the Chelsea facility. The manufacturing services agreement provides that Catalent will manufacture Inbrija (levodopa inhalation powder), to our specifications, and we will purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China. Under our agreement with Catalent, we are obligated to make minimum purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030. As of March 31, 2021, the minimum remaining purchase commitment to Catalent was $12 million through December 31, 2021, and $18 million annually each year thereafter.

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

Inbrija

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately 25% of Medicare plan lives. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. Net revenue for Inbrija was $5.0 million for the quarter ended March 31, 2021 and $4.4 million for the quarter ended March 31, 2020. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. Effective January 1, 2021, Acorda was granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK which is subject to certain administrative filings that are due by December 31, 2021. We are in discussions with potential partners for commercialization of Inbrija outside of the U.S., including in Europe, Japan and other countries.

Ampyra

Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $20.3 million for the quarter ended March 31, 2021 and $20.1 million for the quarter ended March 31, 2020.

Convertible Notes

In December 2019, we announced the successful completion of a private exchange of $276 million of our convertible senior notes due in 2021 in exchange for a combination of approximately $207 million aggregate principal amount of newly-issued convertible senior secured notes due 2024 and $55.2 million in cash. The convertible senior secured notes due 2021 have an adjusted conversion price of approximately $21.00 per share. As a result of the exchange, approximately $69 million of convertible senior notes due in 2021, with an adjusted conversion price of approximately $255.35, remain outstanding. Addressing the remaining portion of the convertible notes due 2021 is a top priority in addition to our focus on the Inbrija launch. More information about the terms and conditions of the 2021 and 2024 convertible notes is set forth in Note 10 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

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

Financial Management

In January 2021, we announced a corporate restructuring to reduce costs and focus our resources on Inbrija, which is a key strategic priority for 2021. As part of the restructuring, we reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of our Chelsea manufacturing operations). All of the reduction in personnel took place in the first quarter of 2021. As a result, we expect to realize estimated annualized cost savings related to headcount reduction of approximately $6 million beginning in the second quarter of 2021. We incurred approximately $2.6 million of pre-tax charges, substantially all of which were cash expenditures, for severance and other employee separation-related costs in connection with the restructuring, approximately $2.1 million of which were incurred in the first quarter of 2021.

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

As of March 31, 2021, we had cash, cash equivalents and restricted cash of approximately $148.4 million. Restricted cash includes $31.1 million in escrow related to the 6% semi-annual interest portion of the convertible senior secured notes due 2024, payable in cash or stock. As further described in Note 10 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, if we are permitted under the notes indenture and we elect to pay interest due in stock, the cash equivalent will be released from escrow.

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

COVID-19 Pandemic

Our business and financial condition have been impacted by, and are subject to risks resulting from, the COVID-19 (novel coronavirus) pandemic. The COVID-19 pandemic has caused significant disruptions in the healthcare industry. The duration of the pandemic is difficult to predict, and it is likely to have ongoing impacts as it continues. The travel restrictions, “shelter in place” orders, quarantine policies, and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. We believe these factors contributed to volatility in new Inbrija prescriptions during 2020 and are continuing to impact prescriptions in 2021.

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

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately 25% of Medicare plan lives. Net revenue for Inbrija was $5.0 million for the quarter ended March 31, 2021 and $4.4 million for the quarter ended March 31, 2020. We project peak U.S. annual net revenue of Inbrija to be in the range of $300 to $500 million.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. Effective January 1, 2021, Acorda was granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK which is subject to certain administrative filings that are due by December 31, 2021. We are in discussions with potential partners for commercialization of Inbrija outside of the U.S., including in Europe, Japan and other countries.

Inbrija is marketed in the U.S. through our own specialty sales force and commercial infrastructure, which we are supplementing with sales representatives provided by a contract commercial organization. Inbrija is distributed in the U.S. primarily through:  AllianceRx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). Our neuro-specialty sales and marketing team includes our own sales representatives as well as established teams of Medical Science Liaisons, Regional Reimbursement Directors, and Market Access Account Directors who provide information to payers and physicians on our marketed products; and Market Development Managers who work collaboratively with field teams and corporate personnel to assist in the execution of the Company’s strategic initiatives. Our sales representatives (with the contracted representatives) are targeting approximately 5,000 healthcare providers, currently focusing on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Our Inbrija launch activities are focused on physician awareness and market access as well as patient awareness, education and training.

We have established Prescription Support Services for Inbrija, which we sometimes refer to as the Inbrija hub. Prescription Support Services is designed to help patients navigate their insurance coverage and offer reimbursement support services, when appropriate. Services fall into one of these categories: insurance verification, to research patient insurance benefits and confirm insurance coverage; prior authorization support, to identify prior authorization requirements; and appeals support. For patients that may need assistance paying for their medication, Prescription Support Services offers several support options, including: a program that provides no cost medication to patients who meet specific program eligibility requirements; co-pay support, which may help commercially insured (non-government funded) patients lower their out-of-pocket costs; and a bridge program, for federally-insured patients who experience a delay in coverage determination. We have a no-cost sample program, available at physician offices, to enable patients and their physicians to assess the value of Inbrija before the patient incurs out-of-pocket co-pay or co-insurance costs. In addition, we have a first dispense zero-dollar copay program for commercially-insured patients (which has replaced our previous free trial program) to enable those patients to assess the value of Inbrija before incurring out-of-pocket co-pay or co-insurance costs.

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

Inbrija is for as needed use and utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies. We acquired the ARCUS technology platform as part of our 2014 acquisition of Civitas Therapeutics. We have worldwide rights to our ARCUS drug delivery technology, which is protected by extensive know-how and trade secrets and various U.S. and foreign patents, including patents that protect the Inbrija dry powder capsules beyond 2030. We have several patents listed in the Orange Book for Inbrija, including patents expiring between 2022 and 2032, and Inbrija is entitled to three years of new product exclusivity, through December 2021, as posted in the Orange book. We have patents in Europe for Inbrija expiring between 2022 and 2033. One of our European patents, EP 3090773B, has been opposed by an unnamed party. Inbrija also has 10 years of market exclusivity in Europe that is set to expire in 2029.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $20.3 million for the quarter ended March 31, 2021 and $20.1 million for the quarter ended March 31, 2020.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, we will not receive Fampyra royalties although we retained the right to receive any potential future milestone payments. The HCRP transaction is accounted for as a liability, as described in Note 9 to our Consolidated Financial Statements included in this report.

Ampyra Patent Update

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Nullity actions have been filed in Germany against both of the German national patents derived from EP 1732548 and EP 2377536 by ratiopharm GmbH, a generic manufacturer affiliated with Teva. Fampyra also has 10 years of market exclusivity in the European Union that is set to expire in July 2021.

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

Should we decide in the future to make investments in any ARCUS development program, we would be reliant on Catalent or another third party supplier for the manufacture of product for that program. Our global supply agreement with Catalent does not provide for the terms and conditions under which Catalent would supply any product or product candidate other than Inbrija. We would be unable to advance the development of any ARCUS inhaled therapeutic candidate unless Catalent is willing to manufacture the candidate for us on commercially reasonable terms, or we could identify another third party manufacturer that would be capable and willing to manufacture the candidate for us on commercially reasonable terms. Also, due to reductions in force, employee attrition and the 2021 sale of our Chelsea manufacturing operations, we believe we lack certain personnel needed for, and would need to hire replacements before continuing with, this research and development work.

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

The projected range of operating expenses in 2021 specified above was not prepared in accordance with accounting principles generally accepted in the United States (GAAP) because this guidance excludes restructuring costs and share-based compensation charges. Due to the forward looking nature of this information, the amount of compensation charges needed to reconcile this measure to the most directly comparable GAAP financial measure is dependent on future changes in the market price of our common stock and is not available at this time. Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP. However, we believe that the presentation of this non-GAAP financial measure, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our ongoing and projected operating performance because it excludes (i) expenses that pertain to a non-routine corporate restructuring, and (ii) non-cash charges that are substantially dependent on changes in the market price of our common stock. We believe this non-GAAP financial measure helps indicate underlying trends in our business and is important in comparing current results with prior period results and understanding expected operating performance. Also, our management uses this non-GAAP financial measure to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Results of Operations

Three-Month Period Ended March 31, 2021 Compared to March 31, 2020

Net Product Revenues

Inbrija

For the three-month period ended March 31, 2020 we recognized product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. During the three-month period ended December 31, 2020, we completed the transition from a network of several specialty pharmacies to AllianceRx Walgreens Prime, or Walgreens, as the sole specialty pharmacy for U.S. sales of Inbrija, which we believe has potential benefits to patients and our business. We recognized net revenue from the sale of Inbrija of $5.0 million and $4.4 million for the three-month periods ended March 31, 2021 and 2020, respectively, an increase of $0.6 million or 13.6%. The increase in Inbrija net revenue was due to an increase in net volume of $0.1 million and a net increase in price and discount and allowance adjustments of $0.5 million for the three-month period ended March 31, 2021.

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

We believe that first and fourth quarter revenue for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe that AllianceRx Walgreens Prime, the specialty pharmacy that we use for Inbrija distribution, may increase their stock, within contractual limits, in anticipation of the holidays and new year. These factors may seasonally have a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs this increases fourth quarter revenues, and decreases first quarter revenues, on a relative basis.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $20.3 million and $20.1 million for the three-month periods ended March 31, 2021 and 2020, respectively, an increase of $0.2 million, or 1.0%. The increase in Ampyra net revenue was due to an increase in price of $0.4 million and a decrease in other gross to net changes of $1.3 million, partially offset by a decrease in net volume of $1.3 million and a decrease in authorized generic sales of $0.2 million for the three-month period ended March 31, 2021.

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

We believe that first and fourth quarter revenue for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe specialty pharmacies may increase their stock, within contractual limits where applicable, in anticipation of the holidays and new year. These factors may seasonally have a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs this increases fourth quarter revenues, and decreases first quarter revenues, on a relative basis.

Other Product Revenues

We recognized negligible revenue from the sale of other products for the three-month period ended March 31, 2021 as compared to $0.2 million for the three-month period ended March 31, 2020.

Royalty Revenue

We recognized $3.6 million and $3.4 million in royalty revenue for the three-month periods ended March 31, 2021 and 2020, respectively, an increase of $0.2 million, or 5.9%.

Cost of Sales

We recorded cost of sales of $12.0 million for the three-month period ended March 31, 2021 as compared to $3.8 million for the three-month period ended March 31, 2020. Cost of sales for the three-month period ended March 31, 2021 consisted primarily of $10.3 million in inventory costs related to recognized revenues, $0.3 million in royalty fees based on net product shipments, idle capacity costs of $0.1 million and $1.3 million in period costs related to expired inventory, freight, stability testing, and packaging. Production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales in the period incurred. Cost of sales for the three-month period ended March 31, 2020 consisted primarily of $2.9 million in inventory costs related to recognized revenues, idle capacity costs of $0.4 million, $0.3 million in royalty fees based on net product shipments and $0.2 million for costs related to sales of the authorized generic version of Ampyra.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended March 31, 2021 and 2020.

Research and Development

Research and development expenses for the three-month period ended March 31, 2021 were $4.7 million as compared to $7.7 million for the three-month period ended March 31, 2020, a decrease of approximately $3.0 million, or 39%. The decrease was primarily due to reductions in Civitas spending of $1.7 million due to the commercialization of Inbrija, reductions of $1.2 million due to restructuring and decrease in several programs to shift focus on Inbrija launch, and reductions of $0.1 million in research and development expenses related to Biotie.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2021 were $15.2 million compared to $23.2 million for the three-month period ended March 31, 2020, a decrease of approximately $8.0 million, or 34.5%. The decrease was primarily due to a decrease in marketing related spending of $5.2 million due to launch activities for Inbrija, a decrease in overall salaries and benefits of $1.8 million and a decrease in spending related to marketing for Ampyra of $0.9 million.

General and administrative expenses for the three-month period ended March 31, 2021 were $18.8 million compared to $17.9 million for the three-month period ended March 31, 2020, an increase of approximately $0.9 million, or 5.0%. The increase was primarily due to an increase in restructuring expenses of $1.8 million and an increase of $1.9 million in business development costs and human resources costs, partially offset by a decrease in overall salaries and benefit costs of $1.3 million and a decrease in Civitas spending of $1.6 million due to the sale of the Chelsea facility manufacturing operations.

Intangible Asset Impairment

We recognized an intangible asset impairment charge of $4.1 million in the three-month period ended March 31, 2020. During the first quarter of 2020, the Company determined that there were relevant changes to the key assumptions that would negatively affect the value of the IPR&D asset for BTT-1023. Management determined that the results of the clinical trial did not meet the primary or secondary end-points, and the clinical trial was not large enough or expansive enough to be persuasive to generate interest by third-parties for a possible licensing arrangement. Management determined that this assessment was the triggering event that indicated that the asset was fully impaired as there was no potential value with an out-licensing arrangement. Based on the qualitative assessment, management determined that the carrying value of the asset exceeded its estimated fair value and therefore, the asset was fully impaired. Management determined that additional qualitative procedures were not relevant in this circumstance given the overwhelming qualitative evidence that indicated the asset was fully impaired.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded a loss of $0.2 million due to the change in the fair value of the derivative liability for the three-month period ended March 31, 2021.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income pertaining to changes in the fair value of our acquired contingent consideration of $1.0 million for the three-month period ended March 31, 2021 as compared to $3.7 million for the three-month period ended March 31, 2020. The changes in the fair-value of the acquired contingent consideration were primarily due to updates to certain revenue and expense forecast assumptions, as well as an increase in the discount rate.

Other Expense, Net

Other expense, net was $7.8 million and $7.3 million for the three-month periods ended March, 2021 and 2020, respectively.

Benefit from Income Taxes

For the three-month periods ended March 31, 2021 and 2020, the Company recorded a benefit from income taxes of $3.2 million and a benefit of $7.0 million, respectively. The effective income tax rates for the Company for the three-month periods ended March 31, 2021 and 2020 were 8.6% and 52.0%, respectively.

The variance in the effective tax rates for the three-month period ended March 31, 2021 as compared to the three-month period ended March 31, 2020 was due primarily to an increase in the valuation allowance offset by the benefit of net operating loss carryback under the CARES act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company was notified during the three-month period ended March 31, 2021, they are being audited by the state of Massachusetts for tax years 2018 and 2019. There have been no proposed adjustments at this stage of the examination.

The Company has ongoing state examinations in New Jersey and Minnesota which cover multiple years. There have been no proposed adjustments at this stage of the examination.

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

At March 31, 2021, we had $116.8 million of cash and cash equivalents, compared to $71.4 million at December 31, 2020. Our March 31, 2021 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock. We incurred a net loss of $33.5 million for the three-month period ended March 31, 2021.

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

•

our ability to make required payments relating to our convertible senior secured notes due 2024 (the “2024 Notes”), as described below under Financing Arrangements, using shares of our common stock rather than cash;

•	the extent to which we use cash to repay our remaining convertible senior notes due 2021, as described below under Financing Arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; and
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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $1.4 million, representing a change of $0.2 million that is recognized in the consolidated statement of operations for the three-month period ended of March 31, 2021.

The outstanding 2024 Note balance as of March 31, 2021 consisted of the following:

(In thousands)	March 31, 2021
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(66,249)
Net carrying amount	$140,751
Equity component	$18,257
Derivative liability-conversion Option	$1,418

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

The 2021 Notes are governed by the terms of an indenture, dated as of June 23, 2014 (the “Base Indenture”) and the first supplemental indenture, dated as of June 23, 2014 (the “Supplemental Indenture,” and together with the Base Indenture, the “2021 Indenture”), each between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The 2021 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on an adjusted conversion rate of 3.9161 shares per $1,000 principal amount of 2021 Notes (representing an adjusted conversion price of approximately $255.35 per share), only in the following circumstances and to the following extent: (1) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2021 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the adjusted conversion price on each applicable trading day; (3) if the Company calls any or all of the 2021 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified events described in the 2021 Indenture; and (5) at any time on or after December 15, 2020 through the second scheduled trading day immediately preceding the maturity date. The conversion rate described above was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020 and is subject to additional adjustments in certain circumstances as described in the 2021 Indenture.

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

Our outstanding 2021 Note balances as of March 31, 2021 consisted of the following:

(In thousands)	March 31, 2021
Liability component:
Principal	$69,000
Less: debt discount and debt issuance costs, net	(471)
Net carrying amount	$68,529
Equity component	$22,791

Non-Convertible Capital Loans

Non-convertible capital loans were granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $25.7 million as of March 31, 2021. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0.0 million as of March 31, 2021. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal is paid in equal annual installments over a 5 year period, which ended January 2021.

Cash, Cash Equivalents and Investments

At March 31, 2021, cash and cash equivalents were approximately $116.8 million, as compared to $71.4 million at December 31, 2020. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our March 31, 2021 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock.

Net Cash Used in Operations

Net cash used in operations was $26.9 million for the three-month period ending March 31, 2021. Cash used by operations for the three-month period ended March 31, 2021 was primarily due to net loss of $33.5 million, a change in acquired contingent consideration liability of $1.0 million, non-cash royalty revenue of $3.0 million, deferred tax benefit of $3.2 million, an increase in inventory of $1.0 million, a decrease in accounts payable, accrued expenses and other current liabilities of $2.6 million, and a decrease in other non-current liabilities of $0.2 million. This was partially offset by share based compensation expense of $0.7 million, amortization of debt discount and debt issuance costs of $4.3 million, depreciation and amortization of $8.5 million, a change in the derivative liability of $0.2 million, a decrease in accounts receivable of $2.9 million, and a decrease in prepaid expenses and other assets of $0.8 million.

Net Cash Used in Investing

Net cash used in investing activities for the three-month period ended March 31, 2021 was $0.1 million, which was due primarily to purchases of property and equipment and intangible assets of $0.1 million.

Net Cash Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2021 was $73.3 million, which was primarily due to net proceeds from the sale of the Chelsea facility of $74.0 million, partially offset by the repayment of loans payable of $0.7 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2020. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our research and development activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. As of March 31, 2021, we have inventory-related purchase commitments of approximately $2.7 million, as compared to $2.8 million as of December 31, 2020. Under our agreement with Catalent, we are obligated to make minimum purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030. As of March 31, 2021, the minimum remaining purchase commitment to Catalent was $12 million through December 31, 2021, and $18 million annually each year thereafter.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2020. Effective January 1, 2021, the Company adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740). Other than the adoption of the new accounting guidance, our significant accounting policies have not changed materially from December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2021, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance and Controller and interim principal financial and accounting officer. Based on that evaluation, these officers have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to achieve their stated purpose.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations, and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Vice President, Finance and Controller and interim principal financial and accounting officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

Exhibit No.	Description
10.1*	Form of time-based vesting Restricted Stock Unit Agreement for awards under the Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan.
10.2*	Severance policies applicable to Robert Morales, Vice President, Finance and Controller, and interim principal financial and accounting officer.
10.3*	Acorda Therapeutics, Inc. Directors Compensation Policy, as amended April 15, 2021.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: May 12, 2021		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ Robert Morales
Date: May 12, 2021		Robert Morales Vice President, Finance and Controller and interim principal financial and accounting officer