Form 10-Q
period 2021-06-30
ACORDA THERAPEUTICS INC
filed 2021-08-12
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2021
Common Stock, $0.001 par value per share	11,124,149 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: We may not be able to successfully market Ampyra, Inbrija or any other products under development; the COVID-19 pandemic, including related quarantines and travel restrictions, and the potential for the illness to affect our employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures; risks associated with the trading of our common stock and our reverse stock split; risks related to our workforce, including our ability to realize the expected benefits of our corporate restructuring; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; reliance on collaborators and distributors to commercialize Inbrija and Ampyra outside the U.S.; competition for Inbrija and Ampyra, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija (levodopa inhalation powder) or from other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,714	$71,369
Restricted cash	12,883	12,917
Trade accounts receivable, net of allowances of $1,041 and $1,266, as of June 30, 2021 and December 31, 2020, respectively	14,010	20,193
Prepaid expenses	13,404	14,807
Inventory, net	25,355	28,677
Assets held for sale	—	71,795
Other current assets	1,577	1,577
Total current assets	112,943	221,335
Property and equipment, net of accumulated depreciation	5,715	7,263
Intangible assets, net of accumulated amortization	351,481	366,981
Right of use asset, net of accumulated amortization	8,949	18,481
Restricted cash	12,399	18,609
Other assets	11	11
Total assets	$491,498	$632,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,483	$12,155
Accrued expenses and other current liabilities	28,806	38,167
Current portion of loans payable	—	68,631
Current portion of liability related to sale of future royalties	9,205	8,731
Current portion of lease liabilities	10,708	7,944
Current portion of acquired contingent consideration	1,454	1,624
Total current liabilities	67,656	137,252
Convertible senior notes	144,025	137,619
Derivative liability	613	1,193
Non-current portion of acquired contingent consideration	39,746	46,576
Non-current portion of lease liabilities	4,040	17,200
Non-current portion of loans payable	28,302	28,555
Deferred tax liability	15,109	19,116
Non-current portion of liability related to sale of future royalties	859	6,526
Other non-current liabilities	667	688
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares at June 30, 2021 and December 31, 2020; no shares issued as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value. Authorized 61,666,666 shares at June 30, 2021 and December 31, 2020; issued 11,112,086 and 9,475,631 shares, including those held in treasury, as of June 30, 2021 and December 31, 2020, respectively	11	9
Treasury stock at cost (5,543 shares at June 30, 2021 and December 31, 2020)	(638)	(638)
Additional paid-in capital	1,015,659	1,007,790
Accumulated deficit	(822,718)	(766,403)
Accumulated other comprehensive loss	(1,833)	(2,803)
Total stockholders’ equity	190,481	237,955
Total liabilities and stockholders’ equity	$491,498	$632,680

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Revenues:
Net product revenues	$28,199	$30,794	$53,446	$55,465
Royalty revenues	3,586	2,824	7,201	6,251
Total net revenues	31,785	33,618	60,647	61,716
Costs and expenses:
Cost of sales	11,324	6,658	23,285	10,501
Research and development	2,374	5,255	7,123	12,960
Selling, general and administrative	32,368	38,656	66,336	79,764
Amortization of intangible assets	7,691	7,691	15,382	15,382
Asset impairment	—	—	—	4,131
Change in fair value of derivative liability	(805)	(8,928)	(580)	(35,456)
Changes in fair value of acquired contingent consideration	(5,478)	(6,164)	(6,429)	(9,847)
Total operating expenses	47,474	43,168	105,117	77,435
Operating loss	(15,689)	(9,550)	(44,470)	(15,719)
Other income (expense), net:
Interest and amortization of debt discount expense	(7,705)	(7,484)	(15,530)	(15,050)
Interest income	1	178	4	490
Other income (expense)	—	8	1	(34)
Realized loss on foreign currency transactions	(2)	(2)	(3)	(7)
Total other expense, net	(7,706)	(7,300)	(15,528)	(14,601)
Loss before taxes	(23,395)	(16,850)	(59,998)	(30,320)
Benefit from (Provision for) income taxes	531	(571)	3,683	6,427
Net loss	$(22,864)	$(17,421)	$(56,315)	$(23,893)

Net loss per share—basic	$(2.29)	$(2.19)	$(5.79)	$(3.00)
Net loss per share—diluted	$(2.29)	$(2.19)	$(5.79)	$(3.00)
Weighted average common shares outstanding used in computing net loss per share—basic	9,992	7,960	9,733	7,960
Weighted average common shares outstanding used in computing net loss per share—diluted	9,992	7,960	9,733	7,960

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

(In thousands)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Net loss	$(22,864)	$(17,421)	$(56,315)	$(23,893)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(99)	(464)	970	(78)
Unrealized loss on available for sale debt securities	—	60	—	24
Other comprehensive income (loss), net of tax	(99)	(404)	970	(54)
Comprehensive loss	$(22,963)	$(17,825)	$(55,345)	$(23,947)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2020	9,476	$9	$(638)	$1,007,790	$(766,403)	$(2,803)	$237,955
Compensation expense for issuance of stock options to employees	—	—	—	483	—	—	483
Compensation expense for issuance of restricted stock to employees	—	—	—	224	—	—	224
Other comprehensive income, net of tax	—	—	—	—	—	1,069	1,069
Net loss	—	—	—	—	(33,451)	—	(33,451)
Balance at March 31, 2021	9,476	$9	$(638)	$1,008,497	(799,854)	$(1,734)	$206,279
Compensation expense for issuance of stock options to employees	—	—	—	498	—	—	498
Compensation expense for issuance of restricted stock to employees	—	—	—	456	—	—	456
Interest payment for convertible notes	1,636	2	—	6,208	—	—	6,210
Other comprehensive loss, net of tax	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	(22,864)	—	(22,864)
Balance at June 30, 2021	11,112	$11	$(638)	$1,015,659	$(822,718)	$(1,833)	$190,481

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2019	7,964	$8	$(638)	$979,428	$(666,809)	$(1,169)	$310,820
Compensation expense for issuance of stock options to employees	—	—	—	1,976	—	—	1,976
Compensation expense for issuance of restricted stock to employees	1	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	350	350
Net loss	—	—	—	—	(6,472)	—	(6,472)
Balance at March 31, 2020	7,965	$8	$(638)	$981,404	$(673,281)	$(819)	$306,674
Compensation expense for issuance of stock options to employees	—	—	—	2,056	—	—	2,056
Other comprehensive loss, net of tax	—	—	—	—	—	(404)	(404)
Net loss	—	—	—	—	(17,421)	—	(17,421)
Balance at June 30, 2020	7,965	$8	$(638)	$983,460	$(690,702)	$(1,223)	$290,905

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Cash flows from operating activities:
Net loss	$(56,315)	$(23,893)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	1,661	4,032
Amortization of net premiums and discounts on investments	—	(47)
Amortization of debt discount and debt issuance costs	8,575	8,107
Depreciation and amortization expense	17,161	20,675
Asset impairment	—	4,131
Change in acquired contingent consideration obligation	(6,429)	(9,847)
Non-cash royalty revenue	(5,972)	(5,501)
Deferred tax provision (benefit)	(3,683)	7,379
Change in derivative liability	(580)	(35,456)
Changes in assets and liabilities:
Decrease in accounts receivable	6,183	7,310
Decrease (increase) in prepaid expenses and other current assets	1,206	(16,174)
Decrease (increase) in inventory	1,054	(7,719)
Decrease in other assets	—	17
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	1,979	(13,009)
Increase (decrease) in other non-current liabilities	(416)	446
Net cash used in operating activities	(35,576)	(59,549)
Cash flows from investing activities:
Purchases of property and equipment	(164)	(4,222)
Purchases of intangible assets	(26)	—
Proceeds from maturities of investments	—	38,415
Net cash (used in) provided by investing activities	(190)	34,193
Cash flows from financing activities:
Repayment of Convertible Senior Notes Due 2021	(69,000)	—
Debt issuance costs	—	(981)
Proceeds from sale of Chelsea facility, net	73,969	—
Repayment of loans payable	(655)	(597)
Net cash provided by (used in) financing activities	4,314	(1,578)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(447)	152
Net decrease in cash, cash equivalents and restricted cash	(31,898)	(26,782)
Cash, cash equivalents and restricted cash at beginning of period	102,895	105,192
Cash, cash equivalents and restricted cash at end of period	$70,996	$78,410
Supplemental disclosure:
Cash paid for interest	$6	$6,067
Cash paid for taxes	23	208

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2020.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Six-month period ended June 30, 2021		Six-month period ended June 30, 2020
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$71,369	$45,714	$62,085	$40,577
Restricted cash	12,917	12,883	12,836	13,015
Restricted cash non-current	18,609	12,399	30,270	24,819
Total Cash, cash equivalents and restricted cash per statement of cash flows	$102,895	$70,996	$105,191	$78,411

Restricted cash represents an escrow account with funds to maintain the interest payments for an amount equal to all remaining scheduled interest payments on the outstanding convertible senior secured notes due 2024 through the interest payment date of June 1, 2023; and a bank account with funds to cover the Company’s self-funded employee health insurance. At June 30, 2021, the Company also held $0.3 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under facility leases and $12.1 million related to the escrow account for interest payments included in restricted cash non-current in the consolidated balance sheet due to the long-term nature of the letters of credit and interest payments. (see Note 10).

Inventory

The major classes of inventory were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$983	$3,434
Work-in-progress	—	6,602
Finished goods	24,372	18,641
Total	$25,355	$28,677

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. On February 10, 2021, we completed the sale of our Chelsea, Massachusetts manufacturing operations to Catalent Pharma Solutions. In connection with the sale of the manufacturing operations, we transferred approximately $2.3 million of raw materials to Catalent (see Note 12). Additionally, in reviewing the inventory for slow moving or obsolete amounts we recorded a charge of $1.3 million for the remaining work-in-progress inventory that was scrapped or discarded during the six-month period ended June 30, 2021.

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer, who is the chief operating decision maker. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Inbrija and Ampyra in the U.S. for the three and six-month periods ended June 30, 2021 and 2020.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, results of clinical trials, stock price, loss of a major customer and significant negative economic trends.  The decline in the trading price of the Company’s common stock during the quarter ended June 30, 2021, and related decrease in the Company’s market capitalization, was determined to be a triggering event in connection with the Company’s review of the recoverability of its long-lived assets for the three-month period ended June 30, 2021. The Company performed a recoverability test during the third quarter of fiscal 2021 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations or further declines in our stock price could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

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

At June 30, 2021, the Company had $45.7 million of cash and cash equivalents, compared to $71.4 million at December 31, 2020. The Company’s June 30, 2021 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of its convertible senior secured notes due 2024, which may potentially be released from escrow if the Company pays interest on those notes using shares of its common stock. The Company incurred a net loss of $56.3 million for the six-month period ended June 30, 2021.

Based on the Company’s cash and cash equivalents at June 30, 2021, and the Company’s obligations that are due within the next twelve months, management has concluded that there is no substantial doubt regarding the Company’s ability to meet its obligations within one year after the date the consolidated financial statements included in this report are issued.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events that required disclosure or adjustment in these financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models which require separate accounting for embedded conversion features. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. ASU 2020-06 is effective for smaller reporting companies for fiscal periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB is issuing this Update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

(3) Revenue

In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the good or service. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or any contract liabilities as of June 30, 2021 and 2020.

The following table disaggregates our revenue by major source. The Company’s Royalty Revenue set forth below relates to Fampyra royalties payable under the Company’s License and Collaboration Agreement with Biogen. See Note 9 for additional information on the Company’s related payment obligation to HealthCare Royalty Partners, or HCRP, in connection with a 2017 royalty purchase agreement with HCRP.

(In thousands)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Revenues:
Net product revenues:
Ampyra	$21,759	$26,079	$42,009	$46,203
Inbrija	6,440	4,715	11,436	9,068
Other	—	—	1	194
Total net product revenues	28,199	30,794	53,446	55,465
Royalty revenues	3,586	2,824	7,201	6,251
Total net revenues	$31,785	$33,618	$60,647	$61,716

(4) Share-based Compensation

During the three‑month periods ended June 30, 2021 and 2020, the Company recognized share-based compensation expense of $1.0 million and $2.1 million, respectively. During the six-month periods ended June 30, 2021 and 2020, the Company recognized share-based compensation expense of $1.7 and $4.0 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2021 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2021 and 2020 were approximately $2.56 and $3.50, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2021 and 2020 were approximately $2.58 and $4.21, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended June 30,		For the six-month period ended June 30,
(In thousands)	2021	2020	2021	2020
Research and development expense	$208	$448	$374	$864
Selling, general and administrative expense	737	1,522	1,271	3,001
Cost of Sales	9	86	16	167
Total	$954	$2,056	$1,661	$4,032

A summary of share-based compensation activity for the six-month period ended June 30, 2021 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2021	1,331	$127.13
Granted	61	3.78
Cancelled	(239)	119.27
Exercised	—	—
Balance at June 30, 2021	1,153	$122.22	5.1	$67
Vested and expected to vest at June 30, 2021	1,152	$122.35	5.1	$66
Vested and exercisable at June 30, 2021	994	$138.53	4.5	$1.1

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2021	31
Granted	261
Vested	(1)
Forfeited	(19)
Nonvested at June 30, 2021	272

Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of June 30, 2021 totaled $4.0 million and is expected to be recognized over a weighted average period of approximately 1.1  years.

During the three and six‑month periods ended June 30, 2021, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three and six-month periods ended June 30, 2021 and 2020:

(In thousands, except per share data)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Basic and diluted
Net loss	$(22,864)	$(17,421)	$(56,315)	$(23,893)
Weighted average common shares outstanding used in computing net loss per share—basic	9,992	7,960	9,733	7,960
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	9,992	7,960	9,733	7,960
Net loss per share—basic	$(2.29)	$(2.19)	$(5.79)	$(3.00)
Net loss per share—diluted	$(2.29)	$(2.19)	$(5.79)	$(3.00)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Denominator
Stock options and restricted common shares	1,451	1,570	1,446	1,569

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three and six-month periods ended June 30, 2021 and 2020. Additionally, the impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three and six-month periods ended June 30, 2021 and 2020.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance and expense recorded on the equity forfeiture.

For the three-month periods ended June 30, 2021 and 2020, the Company recorded a benefit of $0.5 million and a provision of $(0.6) million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2021 and 2020 were 2.3% and (3.4%), respectively. The variances in the effective tax rates for the three-month period ended June 30, 2021 as compared to the three-month period ended June 30, 2020 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized and the benefit recorded on the net operating loss carryback under the CARES Act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

For the six-month periods ended June 30, 2021 and 2020, the Company recorded a benefit of $3.7 million and a benefit of $6.4 million for income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2021 and 2020 were 6.16% and 21.2%, respectively. The variance in effective tax rates for the six-month period ended June 30, 2021 as compared to the six-month period ended June 30, 2020 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, forfeitures of equity based awards and the benefit recorded on the net operating loss carryback under the CARES Act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company was notified during the first quarter of 2021 that it is being audited by the state of Massachusetts for the tax years 2018 and 2019. There have been no proposed adjustments at this stage of the examination.

The Company also has ongoing state examinations in New Jersey and Minnesota which cover a range of tax periods, 2015 – 2018. There have been no proposed adjustments at this stage of the examinations.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s level 2 assets consist of investments in corporate bonds and commercial paper which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at June 30, 2021, except for   the fair value of the Company’s convertible senior notes due December 2024, which was approximately $153.4 million as of June 30, 2021. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
June 30, 2021
Assets Carried at Fair Value:
Money market funds	$23,692	$—	$—
Corporate bonds	—	—	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	41,200
Derivative liability - conversion option	—	—	613
December 31, 2020
Assets Carried at Fair Value:
Money market funds	$36,693	$—	$—
Commercial paper	—	—	—
Corporate bonds	—	—	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	48,200
Derivative liability - conversion option	—	—	1,193

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Acquired contingent consideration:
Balance, beginning of period	$47,000	$76,400	$48,200	$80,300
Fair value change to contingent consideration included in the statement of operations	(5,478)	(6,164)	(6,429)	(9,847)
Royalty payments	(322)	(236)	(571)	(453)
Balance, end of period	$41,200	$70,000	$41,200	$70,000

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, (ii) probabilities of success, and (iii) discount periods and rate. The milestone payments ranged from $1.0 million to $22.0 million for Inbrija. The discount rate used in the valuation was 20.5% for the three and six-month periods ended June 30, 2021. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the three and six-month periods ended June 30, 2021 and 2020, changes in the fair value of the acquired contingent consideration were primarily due to updates to certain revenue and expense forecast assumptions.

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

Derivative Liability-Conversion Option

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024:

(In thousands)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Derivative Liability-Conversion Option
Balance, beginning of period	$1,418	$32,881	$1,193	$59,409
Fair value adjustment	(805)	(8,928)	(580)	(35,456)
Balance, end of period	$613	$23,953	$613	$23,953

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 10). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be  $18.3 million which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020 net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $0.6 million as of June 30, 2021. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the six-month period ended June 30, 2021.

(8) Investments

There were no available-for-sale investments at June 30, 2021 and December 31, 2020, respectively.

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $23.7 million and $36.7 million as of June 30, 2021 and December 31, 2020, respectively. There were no short-term investments will original maturities of greater than 3 months but less than 1 year as of June 30, 2021 and December 31, 2020, respectively. Additionally, there were no short-term investments in an unrealized loss position as of June 30, 2021 and December 31, 2020, respectively. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at June 30, 2021 or December 31, 2020. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of June 30, 2021 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. There were no changes in AOCI associated with unrealized holding gains or losses on available-for-sale investments during the six-month period ended June 30, 2021.

(9) Liability Related to Sale of Future Royalties

As of October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (“Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the License and Collaboration Agreement between the Company and Biogen, up to an agreed upon threshold of royalties. When this threshold is met, if ever, the Fampyra royalty revenue will revert back to the Company and the Company will continue to receive the Fampyra royalty revenue from Biogen until the revenue stream ends (see Note 3). The transaction does not include potential future milestones to be paid.

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

The following table shows the activity within the liability account for June 30, 2021 and December 31, 2020, respectively:

(In thousands)	June 30, 2021	December 31, 2020
Liability related to sale of future royalties - beginning balance	$15,257	$24,401
Deferred transaction costs amortized	138	401
Non-cash royalty revenue payable to HCRP	(5,972)	(11,486)
Non-cash interest expense recognized	641	1,941
Liability related to sale of future royalties - ending balance	$10,064	$15,257

(10) Debt

Convertible Senior Secured Notes Due 2024

On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of then-outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. For each $1,000 principal amount of exchanged 2021 Notes, the Company issued $750 principal amount of the 2024 Notes and made a cash payment of $200 (the “Exchange”). In the aggregate, the Company issued approximately $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders. The Exchange was conducted with a limited number of institutional holders of the 2021 Notes pursuant to Exchange Agreements dated as of December 20, 2019 (each, an “Exchange Agreement”).

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

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. The Company may elect to pay interest in cash or shares of the Company’s common stock, subject to the satisfaction of certain conditions. If the Company elects to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date. In June 2021, the Company issued 1,635,833 shares of common stock in satisfaction of the interest payable to holders of the 2024 Notes on June 1, 2021. In connection with this stock-based interest payment approximately $6.2 million of accrued interest was released from restricted cash and became available to the Company for other purposes.

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $0.6 million representing an increase of $0.6 million that is recognized in the consolidated statement of operations for the six-month period ended June 30, 2021.

The outstanding 2024 Note balances as of June 30, 2021 and December 31, 2020 consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(62,975)	(69,381)
Net carrying amount	$144,025	$137,619
Equity component	$18,257	$18,257
Derivative liability-conversion option	$613	$1,193

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the three and six-month periods ended June 30, 2021, the Company recognized $6.4 million and $12.6 million, respectively, of interest expense related to the 2024 Notes at the effective interest rate of 18.1%. The fair value of the Company’s 2024 Notes was approximately $153.4 million as of June 30, 2021.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the three and six-month periods ended June 30, 2021 and 2020:

(In thousands)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Contractual interest expense	$3,105	$3,105	$6,210	$6,210
Amortization of debt issuance costs	233	195	455	381
Amortization of debt discount	3,041	2,547	5,951	4,984
Total interest expense	$6,379	$5,847	$12,616	$11,575

Convertible Senior Notes Due 2021

On June 17, 2014, the Company issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”). On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of then-outstanding 2021 Notes for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 and cash. The 2021 Notes received by the Company in the exchange were cancelled in accordance with their terms. Accordingly, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, the Company repaid the outstanding balance of the 2021 Notes using cash on hand.

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

The outstanding 2021 Note balances as of June 30, 2021 and December 31, 2020 consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Liability component:
Principal	—	$69,000
Less: debt discount and debt issuance costs, net	—	(1,029)
Net carrying amount	$—	$67,971
Equity component	$—	$22,791

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

The Company determined the expected life of the debt was equal to the seven year term on the 2021 Notes. The fair value of the Company’s convertible senior notes was $0.0 million as of June 30, 2021.

On June 15, 2021, the Company repaid the outstanding balance of the 2021 Notes using cash on hand.  The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through June 15, 2021.

The following table sets forth total interest expense recognized related to the 2021 Notes for the three and six-month periods ended June 30, 2021 and 2020:

(In thousands)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Contractual interest expense	$126	$302	$428	$604
Amortization of debt issuance costs	44	50	95	99
Amortization of debt discount	427	489	934	972
Total interest expense	$597	$841	$1,457	$1,675

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our leases have remaining lease terms of 1 year to 5.5 years, some of which include options to extend the lease term for up to 15 years, and some of which include options to terminate the lease within 1 year.

Operating Leases

We lease certain office and lab space under arrangements classified as leases under ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from 5 to 15 years.

The exercise of lease renewal options is at our sole discretion. One of our leases also includes an option to early terminate the lease within 1 year.

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

Our leases have remaining lease terms of 1 year to 5.5 years, which assumes exercise of the early termination of our Ardsley, NY lease. We do not include any renewal options in our lease terms when calculating our lease liabilities as we are not reasonably certain that we will exercise these options. When calculating the lease liability, we assume exercise of the Ardsley early termination option. The weighted-average remaining lease term for our operating leases was 2.7 years at June 30, 2021. The weighted-average discount rate was 7.13% at June 30, 2021.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	June 30, 2021	December 31, 2020
Right-of-use assets	Right of use assets	$8,949	$18,481
Current lease liabilities	Current portion of lease liabilities	10,708	7,944
Non-current lease liabilities	Non-current portion of lease liabilities	4,040	17,200

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended June 30, 2021	Three-month period ended June 30, 2020	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Operating lease cost	$1,408	$1,895	$2,994	$3,796
Variable lease cost	979	704	2,335	1,636
Short-term lease cost	185	451	490	804
Total lease cost	$2,572	$3,050	$5,819	$6,236

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2021 (excluding the six months ended June 30, 2021)	$3,107
2022	8,191
2023	1,216
2024	1,252
2025	1,290
Later years	1,327
Total lease payments	16,383
Less: Imputed interest	(1,635)
Present value of lease liabilities	$14,748

Supplemental cash flow information related to our operating leases are as follows:

(In thousands)	Six-month period ended June 30, 2021	Six-month period ended June 30, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,051	$3,869

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

During the six-month period ended June 30, 2021, the Company incurred $2.2 million of restructuring charges, substantially all of which were cash expenditures, for severance and other employee separation-related costs. Of the restructuring charges, $0.4 million were recorded in research and development expenses and $1.8 million were recorded in selling, general and administrative expenses for the six-month period ended June 30, 2021.

A summary of the restructuring charges for the six-month period ended June 30, 2021 is as follows:

(In thousands)	Restructuring Costs
Restructuring Liability as of December 31, 2020	$—
Q1 Restructuring Costs	2,124
Q1 Restructuring Payments	(1,891)
Restructuring Liability as of March 31, 2021	$233
Q2 Restructuring Costs	27
Q2 Restructuring Payments	(128)
Restructuring Liability as of June 30, 2021	$132

(14) Commitments and Contingencies

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against us with the American Arbitration Association under a September 26, 2003 License Agreement that we originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleges a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and is claiming damages based on unpaid license royalties of $6 million plus interest. We believe we have valid defenses against this claim and intend to defend ourselves vigorously. While the Company is unable to determine the ultimate outcome of the dispute, and believes it has valid defenses and intends to defend itself vigorously, the Company determined that it is probable that the Company may incur a liability related to the dispute which the Company estimated could be $2 million, inclusive of its legal costs. The Company recorded a liability of $2 million for the year ended December 31, 2020 related to the dispute, however, the Company notes that depending upon the ultimate outcome of the dispute, the potential liability could be more or less than the amount recorded. As of June 30, 2021, the Company continues to believe that the recorded liability established as of December 31, 2020 is appropriate.

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

On February 10, 2021, we sold our Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, we entered into a long-term, global manufacturing services (supply) agreement with a Catalent affiliate pursuant to which they have agreed to manufacture Inbrija for us at the Chelsea facility. The manufacturing services agreement provides that Catalent will manufacture Inbrija (levodopa inhalation powder), to our specifications, and we will purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China. Under our agreement with Catalent, we are obligated to make minimum purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030. During the three and six-month periods ended June 30, 2021, the Company incurred approximately $4.0 million and $6.2 million, respectively, of minimum purchase commitments with Catalent, which are recognized as cost of sales within the Company’s consolidated statement of operations for the period. As of June 30, 2021, the minimum remaining purchase commitment to Catalent was $8.0 million through December 31, 2021, and $18.0 million annually each year thereafter.

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

Inbrija

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately 25% of Medicare plan lives. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. Net revenue for Inbrija was $6.4 million for the quarter ended June 30, 2021 and $4.7 million for the quarter ended June 30, 2020. Due to uncertainties caused by past and potential future impacts of the COVID-19 pandemic and other factors, we are no longer providing projected peak U.S. annual net revenue of Inbrija.

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

In July 2021, we announced that we entered into distribution and supply agreements with Esteve Pharmaceuticals S.A. to commercialize Inbrija in Spain. Under the terms of the supply agreement, we will receive a significant double-digit percent of the selling price of Inbrija in Spain in exchange for supply of the product. Esteve will have the exclusive distribution rights to Inbrija in Spain and we will supply the product to Esteve. Esteve expects to launch Inbrija in Spain in the fourth quarter of 2022. We are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S., including in Europe, Japan and other countries.

Ampyra

Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $21.8 million for the quarter ended June 30, 2021 and $26.1 million for the quarter ended June 30, 2020.

Convertible Notes

In December 2019, we announced the successful completion of a private exchange of $276 million of our convertible senior notes due in 2021 in exchange for a combination of approximately $207 million aggregate principal amount of newly-issued convertible senior secured notes due 2024 and $55.2 million in cash. The convertible senior secured notes due 2024 have an adjusted conversion price of approximately $21.00 per share. As a result of the exchange, approximately $69 million of convertible senior notes due in 2021 remained outstanding. On June 15, 2021, we repaid the outstanding balance of the 2021 convertible senior notes using cash on hand. More information about the terms and conditions of the 2024 convertible notes is set forth in Note 10 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

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

Financial Management

In January 2021, we announced a corporate restructuring to reduce costs and focus our resources on Inbrija, which is a key strategic priority for 2021. As part of the restructuring, we reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of our Chelsea manufacturing operations). All of the reduction in personnel took place in the first quarter of 2021. As a result, we expect to realize estimated annualized cost savings related to headcount reduction of approximately $6 million beginning in the second quarter of 2021. We incurred approximately $2.6 million of pre-tax charges, substantially all of which were cash expenditures, for severance and other employee separation-related costs in connection with the restructuring, approximately $2.2 million of which were incurred during the six-month period ended June 30, 2021.

In January 2021, we entered into an At The Market (ATM) Offering Agreement with H.C. Wainwright & Co., LLC as sales agent. Pursuant to the ATM agreement, we may offer and sell shares of our common stock having an aggregate value of up to $15.25 million in an at-the-market offering, subject to a 3% sales commission payable to H.C. Wainwright. If we elect to use the ATM agreement, H.C. Wainwright would be obligated to use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares in accordance with our instructions (including as to price, time or size limit or other parameters or conditions that we may impose). We have not yet sold any shares under the ATM agreement.

As of June 30, 2021, we had cash, cash equivalents and restricted cash of approximately $71.0 million. Restricted cash includes $24.8 million in escrow related to the 6% semi-annual interest portion of the convertible senior secured notes due 2024, payable in cash or stock. As further described in Note 10 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, if we are permitted under the notes indenture and we elect to pay interest due in stock, the cash equivalent will be released from escrow.

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

The COVID-related policies, restrictions and concerns may disrupt our operations and those of our customers and suppliers. Also, our operations could be interrupted if we or our customers or suppliers lose the services of key employees or consultants who become ill from COVID-19. These types of disruptions could potentially affect any of our critical business functions, and thus harm our business, including for example our manufacturing, sales and marketing operations as well compliance and certain general and administrative functions. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. As the pandemic continues, it may result in sustained impacts on demand for our products and our ability to access capital on reasonable terms, or at all.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plan and approximately 25% of Medicare plan lives. Net revenue for Inbrija was $6.4 million for the quarter ended June 30, 2021 and $4.7 million for the quarter ended June 30, 2020. Due to uncertainties caused by past and potential future impacts of the COVID-19 pandemic and other factors, we are no longer providing projected peak U.S. annual net revenue of Inbrija.

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

In July 2021, we announced that we entered into distribution and supply agreements with Esteve Pharmaceuticals S.A. to commercialize Inbrija in Spain. Under the terms of the supply agreement, we will receive a significant double-digit percent of the selling price of Inbrija in Spain in exchange for supply of the product. Esteve will have the exclusive distribution rights to Inbrija in Spain and we will supply the product to Esteve. Esteve expects to launch Inbrija in Spain in the fourth quarter of 2022. We are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S., including in Europe, Japan and other countries.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $21.8 million for the quarter ended June 30, 2021 and $26.1 million for the quarter ended June 30, 2020.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. In May 2021, Biogen announced that Fampyra was approved by the National Medical Products Administration in China, and Biogen is evaluating commercial launch options in that country. Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, we will not receive Fampyra royalties although we retained the right to receive any potential future milestone payments. The HCRP transaction is accounted for as a liability, as described in Note 9 to our Consolidated Financial Statements included in this report.

Ampyra Patent Update

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Nullity actions have been filed in Germany against both of the German national patents derived from EP 1732548 and EP 2377536 by ratiopharm GmbH, a generic manufacturer affiliated with Teva. Fampyra had 10 years of market exclusivity in the European Union that expired in July 2021.

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

Results of Operations

Three-Month Period Ended June 30, 2021 Compared to June 30, 2020

Net Product Revenues

Inbrija

For the three-month period ended June 30, 2020 we recognized product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. During the three-month period ended December 31, 2020, we completed the transition from a network of several specialty pharmacies to AllianceRx Walgreens Prime, or Walgreens, as the sole specialty pharmacy for U.S. sales of Inbrija, which we believe has potential benefits to patients and our business. We recognized net revenue from the sale of Inbrija of $6.4 million and $4.7 million for the three-month periods ended June 30, 2021 and 2020, respectively, an increase of $1.7 million or 36.6%. The increase in Inbrija net revenue was due to an increase in net volume of $1.3 million and a net increase in price and discount and allowance adjustments of $0.4 million for the three-month period ended June 30, 2021.

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

We believe that first and fourth quarter revenue for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe that AllianceRx Walgreens Prime, the specialty pharmacy that we use for Inbrija distribution, may increase their Inbrija stock, within contractual limits, in anticipation of the holidays and new year. These factors may seasonally have a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs this increases fourth quarter revenues, and decreases first quarter revenues, on a relative basis.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $21.8 million and $26.1 million for the three-month periods ended June 30, 2021 and 2020, respectively, a decrease of $4.3 million, or 16.5%. The net revenue decrease is due primarily to a decrease in net volume of $7.2 million, partially offset by net price increase and discount and allowance adjustments of $3.0 million for the three-month period ended June 30, 2021.

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

We believe that first and fourth quarter revenue for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe specialty pharmacies may increase their Ampyra stock in anticipation of the holidays and new year. These factors may seasonally have a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs this increases fourth quarter revenues, and decreases first quarter revenues, on a relative basis.

Royalty Revenue

We recognized $3.6 million and $2.8 million in royalty revenue for the three-month periods ended June 30, 2021 and 2020, respectively, an increase of $0.8 million, or 28.6%.

Cost of Sales

We recorded cost of sales of $11.3 million for the three-month period ended June 30, 2021 as compared to $6.7 million for the three-month period ended June 30, 2020. Cost of sales for the three-month period ended June 30, 2021 consisted primarily of $11.0 million in inventory costs related to recognized revenues and $0.3 million in royalty fees based on net product shipments. Cost of sales for the three-month period ended June 30, 2020 consisted primarily of $6.4 million in inventory costs related to recognized revenues and $0.2 million in royalty fees based on net product shipments.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended June 30, 2021 and 2020.

Research and Development

Research and development expenses for the three-month period ended June 30, 2021 were $2.4 million as compared to $5.3 million for the three-month period ended June 30, 2020, a decrease of approximately $2.9 million, or 54.7%. The decrease was primarily due to reductions in Civitas spending of $1.0 million due to the commercialization of Inbrija, reductions of $1.8 million due to restructuring and decrease in several programs to shift focus on Inbrija launch, and reductions of $0.1 million in research and development expenses related to Biotie.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2021 were $14.7 million compared to $20.2 million for the three-month period ended June 30, 2020, a decrease of approximately $5.5 million, or 27.2%. The decrease was primarily due to a decrease in marketing related spending of $2.2 million due to launch activities for Inbrija, a decrease in overall salaries and benefits of $3.1 million and a decrease in spending related to marketing for Ampyra of $0.2 million.

General and administrative expenses for the three-month period ended June 30, 2021 were $17.7 million compared to $18.5 million for the three-month period ended June 30, 2020, a decrease of approximately $0.8 million, or 4.3%. The decrease was primarily due to an increase in legal expenses of $2.3 million and an increase of $1.5 million in other departmental spending, partially offset by a decrease in overall salaries and benefit costs of $2.4 million and a decrease in Civitas spending of $2.2 million due to the sale of the Chelsea facility manufacturing operations.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $0.8 million due to the change in the fair value of the derivative liability for the three-month period ended June 30, 2021.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income pertaining to changes in the fair value of our acquired contingent consideration of $5.5 million for the three-month period ended June 30, 2021 as compared to $6.2 million for the three-month period ended June 30, 2020. The changes in the fair-value of the acquired contingent consideration were primarily due to updates to certain revenue and expense forecast assumptions.

Other Expense, Net

Other expense, net was $7.7 million and $7.3 million for the three-month periods ended June 30, 2021 and 2020, respectively.

Benefit/(Provision) from Income Taxes

For the three-month periods ended June 30, 2021 and 2020, the Company recorded a benefit from income taxes of $0.5 million and a provision of $(0.6) million, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2021 and 2020 were 2.3% and (3.4%), respectively.

The variance in the effective tax rates for the three-month period ended June 30, 2021 as compared to the three-month period ended June 30, 2020 was due primarily to an increase in the valuation allowance offset by the benefit of net operating loss carryback under the CARES Act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

Six-Month Period Ended June 30, 2021 Compared to June 30, 2020

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $11.4 million and $9.1 million for the six-month periods ended June 30, 2021 and June 30, 2020, respectively, an increase of $2.3 million, or 25.3%. The increase in Inbrija net revenue was due to an increase in net volume of $1.5 million and a net increase in price and discount and allowance adjustments of $0.8 million for the six-month period ended June 30, 2021.

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

We believe that first and fourth quarter revenue for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe that AllianceRx Walgreens Prime, the specialty pharmacy that we use for Inbrija distribution, may increase their Inbrija stock, within contractual limits, in anticipation of the holidays and new year. These factors may seasonally have a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs this increases fourth quarter revenues, and decreases first quarter revenues, on a relative basis.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $42.0 million and $46.2 million for the six-month periods ended June 30, 2021 and 2020, respectively, a decrease of $4.2 million, or 9.1%. The net revenue decrease is due primarily to decreased net volume of $6.2 million partially offset by discount and allowance adjustments of $2.5 million. Net revenue from sales of Ampyra decreased for the six-month period ended June 30, 2021 compared to the six-month period ended June 30, 2020 due to the entry of generic versions of Ampyra as a result of the invalidation of certain of our Ampyra patents in 2017.

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

We believe that first and fourth quarter revenue for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe specialty pharmacies may increase their Ampyra stock in anticipation of the holidays and new year. These factors may seasonally have a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs this increases fourth quarter revenues, and decreases first quarter revenues, on a relative basis.

Other Product Revenues

We recognized negligible revenue from the sale of other products for the six-month period ended June 30, 2021 as compared to $0.2 million for the six-month period ended June 30, 2020.

Royalty Revenue

We recognized $7.2 million and $6.3 million in royalty revenue for the six-month periods ended June 30, 2021 and 2020, respectively related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $23.3 million for the six-month period ended June 30, 2021 as compared to $10.5 million for the six-month period ended June 30, 2020. Cost of sales for the six-month period ended June 30, 2021 consisted primarily of $21.3 million in inventory costs related to recognized revenues, $0.6 million in royalty fees based on net product shipments, idle capacity costs of $0.1 million, and $1.3 million in period costs related to expired inventory, freight, stability testing, and packaging. Cost of sales for the six-month period ended June 30, 2020 consisted primarily of $9.8 million in inventory costs related to recognized revenues and $0.5 million in royalty fees based on net product shipments.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $15.4 million for the six-month periods ended June 30, 2021 and June 30, 2020.

Research and Development

Research and development expenses for the six-month period ended June 30, 2021 were $7.1 million as compared to $13.0 million for the six-month period ended June 30, 2020, a decrease of approximately $5.9 million, or 45.4%. The decrease was due primarily to reductions in Civitas spending of $2.7 million due to the commercialization of Inbrija, reductions of $3.0 million due to restructuring and decrease in several programs to shift focus on Inbrija launch, and reductions of $0.1 million in research and development expenses related to Biotie.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2021 were $29.9 million compared to $43.3 million for the six-month period ended June 30, 2020, a decrease of approximately $13.4 million, or 31%. The decrease was attributable primarily to a decrease in overall salaries and benefits of $5.0 million, a decrease in spending related to marketing for Ampyra of $1.1 million, and a decrease in Inbrija spending of $7.3 million.

General and administrative expenses for the six-month period ended June 30, 2021 and June 30, 2020 were $36.5 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $0.6 million due to the change in the fair value of the derivative liability for the six-month period ended June 30, 2021.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded an income pertaining to changes in the fair-value of acquired contingent consideration of $6.4 million for the six-month period ended June 30, 2021 as compared to $9.8 million for the six-month period ended June 30, 2020. The changes in the fair-value of the acquired contingent consideration were primarily due to updates to certain product revenue and expense forecast assumptions.

Other Expense, Net

Other expense, net was $15.5 million for the six-month period ended June 30, 2021 as compared to $14.6 million for the six-month period ended June 30, 2020. The change was due primarily to an increase in amortization of debt discount expense of $0.5 million and a reduction in interest income of $0.5 million.

Benefit from Income Taxes

For the six-month periods ended June 30, 2021 and 2020, the Company recorded a benefit of $3.7 million and a benefit of $6.4 million for income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2021 and 2020 were 6.16% and 21.2%, respectively. The variance in the effective tax rates for the six-month period ended June 30, 2021 as compared to the six-month period ended June 30, 2020 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, forfeitures of equity based awards and the benefit recorded on the net operating loss carryback under the CARES Act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company was notified during the three-month period ended March 31, 2021, that it is being audited by the state of Massachusetts for tax years 2018 and 2019. There have been no proposed adjustments at this stage of the examination.

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

At June 30, 2021, we had $45.7 million of cash and cash equivalents, compared to $71.4 million at December 31, 2020. Our June 30, 2021 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock. We incurred a net loss of $56.3 million and $99.6 million for the six-month period ended June 30, 2021 and the year ended December 31, 2020.

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

Financing Arrangements

Convertible Senior Secured Notes Due 2024

On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of then-outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. For each $1,000 principal amount of exchanged 2021 Notes, the Company issued $750 principal amount of the 2024 Notes and made a cash payment of $200 (the “Exchange”). In the aggregate, the Company issued approximately $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders. The Exchange was conducted with a limited number of institutional holders of the 2021 Notes pursuant to Exchange Agreements dated as of December 20, 2019 (each, an “Exchange Agreement”).

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

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. The Company may elect to pay interest in cash or shares of the Company’s common stock, subject to the satisfaction of certain conditions. If the Company elects to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date. In June 2021, the Company issued 1,635,833 shares of common stock in satisfaction of the interest payable to holders of the 2024 Notes on June 1, 2021. In connection with this stock-based interest payment approximately $6.2 million of accrued interest was released from restricted case and became available to the Company for other purposes.

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $0.6 million, representing a change of $0.6 million that is recognized in the consolidated statement of operations for the six-month period ended of June 30, 2021.

The outstanding 2024 Note balance as of June 30, 2021 consisted of the following:

(In thousands)	June 30, 2021
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(62,975)
Net carrying amount	$144,025
Equity component	$18,257
Derivative liability-conversion Option	$613

Convertible Senior Notes Due 2021

In June 2014, the Company issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”). On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of then-outstanding 2021 Notes for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 and cash. Accordingly, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, the Company repaid the outstanding balance of the 2021 Notes using cash on hand.

Non-Convertible Capital Loans

Non-convertible capital loans were granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $28.3 million as of June 30, 2021. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0.0 million as of June 30, 2021. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal is paid in equal annual installments over a 5 year period, which ended January 2021.

Cash, Cash Equivalents and Investments

At June 30, 2021, cash and cash equivalents were approximately $45.7 million, as compared to $71.4 million at December 31, 2020. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our June 30, 2021 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock.

Net Cash Used in Operations

Net cash used in operations was $35.6 million for the six-month period ending June 30, 2021. Cash used by operations for the six-month period ended June 30, 2021 was primarily due to net loss of $56.3 million, a change in acquired contingent consideration liability of $6.4 million, non-cash royalty revenue of $6.0 million, deferred tax benefit of $3.7 million, a decrease in other non-current liabilities of $0.4 million, and a change in the derivative liability of $0.6 million. This was partially offset by share based compensation expense of $1.7 million, amortization of debt discount and debt issuance costs of $8.6 million, depreciation and amortization of $17.2 million, a decrease in accounts receivable of $6.2 million, an increase in accounts payable, accrued expenses and other current liabilities of $2.0 million, a decrease in inventory of $1.1 million, and a decrease in prepaid expenses and other assets of $1.2 million.

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2021 was $0.2 million, which was due primarily to purchases of property and equipment and intangible assets of $0.2 million.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2021 was $4.3 million, which was primarily due to net proceeds from the sale of the Chelsea facility of $74.0 million, partially offset by the repayment of Convertible Senior Notes due in June 2021 of $69.0 million, and the repayment of loans payable of $0.7 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2020. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our research and development activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. As of June 30, 2021, we have inventory-related purchase commitments of approximately $2.7 million, as compared to $2.8 million as of December 31, 2020. Under our agreement with Catalent, we are obligated to make minimum purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030. As of June 30, 2021, the minimum remaining purchase commitment to Catalent was $8 million through December 31, 2021, and $18 million annually each year thereafter.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2021, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance and Controller and interim principal financial and accounting officer. Based on that evaluation, these officers have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Vice President, Finance and Controller and interim principal financial and accounting officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 includes prior updates to the legal proceeding described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our Quarterly Reports subsequently filed during the current fiscal year, including this report, all of which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Following is the restated text of certain risk factor changes since our publication of risk factors in our 2020 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

We do not currently receive any royalties from Biogen for sales of Fampyra, and we will not receive any royalties from Biogen until we satisfy certain financial obligations to HealthCare Royalty Partners under a 2017 royalty monetization transaction; and potential generic Fampyra competition could affect our prospects for receiving additional Fampyra royalties.

Under the terms of our 2017 Fampyra royalty monetization transaction with HealthCare Royalty Partners, we will not receive royalties from the sale of Fampyra until HealthCare Royalty Partners receives an agreed-upon threshold of royalties. After this threshold is met, we will receive Fampyra royalty revenue under the terms of our collaboration agreement with Biogen. Although we believe that threshold may be met in the second half of 2022, we cannot be certain when this will occur, because it depends on Biogen’s ability to continue commercializing Fampyra.

Biogen’s commercialization of Fampyra depends on factors such as Biogen’s ability to obtain and maintain regulatory approvals, its ability to obtain and maintain adequate third party reimbursement as described further in our other publicly disclosed risk factors, as well as the extent to which Fampyra becomes subject to competition from generic versions marketed in European or other countries. Fampyra is no longer protected by regulatory marketing exclusivity in the EU, which expired in July 2021. Accordingly, generic drug manufacturers who have obtained or may obtain marketing approval for generic versions of Fampyra in European countries can potentially launch their products in those European countries, and we and Biogen would need to rely on enforcement of Fampyra patents to prevent competition from those generic versions. Fampyra is covered by claims of two European patents, which are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. However, it is uncertain whether we and Biogen would be successful in any Fampyra patent litigation with generic drug manufacturers, and we and Biogen may be unable to obtain injunctive or similar relief to prevent the commercial launch of a generic product while patent litigation is proceeding. Also, a generic drug manufacturer has filed nullity actions in Germany against both of the German national patents derived from these two patents, and similar legal proceedings could be filed in other European countries challenging Fampyra patents. Lastly, we do not know if Biogen will obtain approval to market and commercialize Fampyra in any new jurisdictions in the future. All of these factors could affect sales of Fampyra sales and accordingly our prospects for receiving additional Fampyra royalties in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In June 2021, we issued to the holders of our 6.00% Convertible Senior Secured Notes due 2024 an aggregate of 1,635,833 shares of the Company’s common stock, in satisfaction of approximately $6.2 million in interest due under the 2024 convertible notes on June 1, 2021. Pursuant to the indenture under which the 2024 Notes were issued, we may elect to pay interest in cash or shares of our common stock based on the formula set forth in the indenture, subject to conditions specified therein. In connection with the issuance of the shares, an amount corresponding to the $6.2 million of accrued interest was released from escrow and became available to us for other purposes. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: August 12, 2021		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ Robert Morales
Date: August 12, 2021		Robert Morales Vice President, Finance and Controller and interim principal financial and accounting officer