Form 10-Q
period 2021-09-30
ACORDA THERAPEUTICS INC
filed 2021-11-12
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2021
Common Stock, $0.001 par value per share	11,202,242 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: We may not be able to successfully market Ampyra, Inbrija or any other products under development; the COVID-19 pandemic, including related restrictions on in-person interactions and travel, and the potential for illness, quarantines, and vaccine mandates to affect our management, employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; our ability to attract and retain key management and other personnel, or maintain access to expert advisors; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures; risks associated with the trading of our common stock and our reverse stock split; risks related to our corporate restructurings, including our ability to outsource certain operations, realize expected cost savings and maintain the workforce needed for continued operations; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third-party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; reliance on collaborators and distributors to commercialize Inbrija and Ampyra outside the U.S.; competition for Inbrija and Ampyra, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions, among other reasons because acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija or from other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we do not assume any obligation to publicly update any forward-looking statements as a result of developments occurring after the date of this report.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,168	$71,369
Restricted cash	13,353	12,917
Trade accounts receivable, net of allowances of $1,245 and $1,266, as of September 30, 2021 and December 31, 2020, respectively	13,587	20,193
Prepaid expenses	11,192	14,807
Inventory, net	20,595	28,677
Assets held for sale	—	71,795
Other current assets	2,174	1,577
Total current assets	97,069	221,335
Property and equipment, net of accumulated depreciation	5,016	7,263
Intangible assets, net of accumulated amortization	343,731	366,981
Right of use asset, net of accumulated amortization	7,861	18,481
Restricted cash	12,399	18,609
Other assets	11	11
Total assets	$466,087	$632,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,500	$12,155
Accrued expenses and other current liabilities	34,158	38,167
Current portion of loans payable	—	68,631
Current portion of liability related to sale of future royalties	7,452	8,731
Current portion of lease liabilities	9,316	7,944
Current portion of acquired contingent consideration	1,845	1,624
Total current liabilities	68,271	137,252
Convertible senior notes	147,447	137,619
Derivative liability	325	1,193
Non-current portion of acquired contingent consideration	41,155	46,576
Non-current portion of lease liabilities	4,287	17,200
Non-current portion of loans payable	27,929	28,555
Deferred tax liability	11,912	19,116
Non-current portion of liability related to sale of future royalties	—	6,526
Other non-current liabilities	286	688
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares at September 30, 2021 and December 31, 2020; no shares issued as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value. Authorized 61,666,666 shares at September 30, 2021 and December 31, 2020; issued 11,193,741 and 9,475,631 shares, including those held in treasury, as of September 30, 2021 and December 31, 2020, respectively	11	9
Treasury stock at cost (5,543 shares at September 30, 2021 and December 31, 2020)	(638)	(638)
Additional paid-in capital	1,016,448	1,007,790
Accumulated deficit	(849,789)	(766,403)
Accumulated other comprehensive loss	(1,557)	(2,803)
Total stockholders’ equity	164,475	237,955
Total liabilities and stockholders’ equity	$466,087	$632,680

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Revenues:
Net product revenues	$27,851	$34,687	$81,297	$90,153
Milestone revenues	—	15,000	—	15,000
Royalty revenues	3,605	3,403	10,807	9,654
Total net revenues	31,456	53,090	92,104	114,807
Costs and expenses:
Cost of sales	13,303	12,170	36,589	22,670
Research and development	1,931	5,729	9,054	18,689
Selling, general and administrative	29,623	39,935	95,959	119,700
Amortization of intangible assets	7,691	7,691	23,073	23,073
Asset impairment	—	—	—	4,131
Change in fair value of derivative liability	(288)	(4,864)	(868)	(40,320)
Changes in fair value of acquired contingent consideration	2,205	(23,608)	(4,224)	(33,455)
Total operating expenses	54,465	37,053	159,583	114,488
Operating loss	(23,009)	16,037	(67,479)	319
Other income (expense), net:
Interest and amortization of debt discount expense	(7,167)	(7,760)	(22,697)	(22,810)
Interest income	1	317	4	807
Other income (expense)	—	19	1	(16)
Gain on disposal of property and equipment	—	200	—	200
Realized loss on foreign currency transactions	(1)	(1)	(4)	(8)
Total other expense, net	(7,167)	(7,225)	(22,696)	(21,827)
Income (loss) before taxes	(30,176)	8,812	(90,175)	(21,508)
Benefit from (Provision for) income taxes	3,105	(1,465)	6,788	4,962
Net income (loss)	$(27,071)	$7,347	$(83,387)	$(16,546)

Net income (loss) per share—basic	$(2.43)	$0.92	$(8.17)	$(2.08)
Net income (loss) per share—diluted	$(2.43)	$0.32	$(8.17)	$(2.08)
Weighted average common shares outstanding used in computing net loss per share—basic	11,131	7,960	10,204	7,960
Weighted average common shares outstanding used in computing net loss per share—diluted	11,131	27,700	10,204	7,960

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Net income (loss)	$(27,071)	$7,347	$(83,387)	$(16,546)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	276	(1,018)	1,246	(1,096)
Unrealized loss on available for sale debt securities	—	(45)	—	(21)
Other comprehensive income (loss), net of tax	276	(1,063)	1,246	(1,117)
Comprehensive income (loss)	$(26,795)	$6,284	$(82,141)	$(17,663)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2020	9,476	$9	$(638)	$1,007,790	$(766,403)	$(2,803)	$237,955
Compensation expense for issuance of stock options to employees	—	—	—	483	—	—	483
Compensation expense for issuance of restricted stock to employees	—	—	—	224	—	—	224
Other comprehensive income, net of tax	—	—	—	—	—	1,069	1,069
Net loss	—	—	—	—	(33,451)	—	(33,451)
Balance at March 31, 2021	9,476	$9	$(638)	$1,008,497	(799,854)	$(1,734)	$206,279
Compensation expense for issuance of stock options to employees	—	—	—	498	—	—	498
Compensation expense for issuance of restricted stock to employees	—	—	—	456	—	—	456
Interest payment for convertible notes	1,636	2	—	6,208	—	—	6,210
Other comprehensive loss, net of tax	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	(22,864)	—	(22,864)
Balance at June 30, 2021	11,112	$11	$(638)	$1,015,659	$(822,718)	$(1,833)	$190,481
Compensation expense for issuance of stock options to employees	—	—	—	455	—	—	455
Compensation expense and issuance of restricted stock to employees	82	—	—	334	—	—	334
Other comprehensive (loss) income, net of tax	—	—	—	—	—	276	276
Net income (loss)	—	—	—	—	(27,071)	—	(27,071)
Balance at September 30, 2021	11,194	$11	$(638)	$1,016,448	$(849,789)	$(1,557)	$164,475

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2019	7,964	$8	$(638)	$979,428	$(666,809)	$(1,169)	$310,820
Compensation expense for issuance of stock options to employees	—	—	—	1,976	—	—	1,976
Compensation expense for issuance of restricted stock to employees	1	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	350	350
Net loss	—	—	—	—	(6,472)	—	(6,472)
Balance at March 31, 2020	7,965	$8	$(638)	$981,404	$(673,281)	$(819)	$306,674
Compensation expense for issuance of stock options to employees	—	—	—	2,056	—	—	2,056
Other comprehensive loss, net of tax	—	—	—	—	—	(404)	(404)
Net loss	—	—	—	—	(17,421)	—	(17,421)
Balance at June 30, 2020	7,965	8	(638)	983,460	(690,702)	(1,223)	290,905
Compensation expense for issuance of stock options to employees	—	—	—	2,480	—	—	2,480
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—
Reclassification of derivative liability to equity, net of tax of $4.4 million	—	—	—	13,862	—	—	13,862
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(1,063)	(1,063)
Net income (loss)	—	—	—	—	7,347	—	7,347
Balance at September 30, 2020	7,965	$8	$(638)	$999,802	$(683,355)	$(2,286)	$313,531

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Cash flows from operating activities:
Net loss	$(83,387)	$(16,546)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	2,515	6,512
Amortization of net premiums and discounts on investments	—	(28)
Amortization of debt discount and debt issuance costs	12,672	12,219
Depreciation and amortization expense	25,482	30,919
Asset impairment	—	4,131
Change in acquired contingent consideration obligation	(4,224)	(33,455)
Non-cash royalty revenue	(8,889)	(8,496)
Deferred tax (benefit) provision	(6,788)	8,801
Change in derivative liability	(868)	(40,320)
Gain on disposal of property and equipment	—	(200)
Changes in assets and liabilities:
Decrease in accounts receivable	6,606	8,698
Decrease (increase) in prepaid expenses and other current assets	2,629	(16,712)
Decrease (increase) in inventory	5,813	(4,899)
Decrease in other assets	—	17
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	4,875	(13,391)
Increase (decrease) in other non-current liabilities	(1,024)	296
Net cash used in operating activities	(44,588)	(62,454)
Cash flows from investing activities:
Purchases of property and equipment	(164)	(4,074)
Purchases of intangible assets	(26)	—
Proceeds from maturities of investments	—	58,415
Net cash (used in) provided by investing activities	(190)	54,341
Cash flows from financing activities:
Repayment of Convertible Senior Notes Due 2021	(69,000)	—
Debt issuance costs	—	(1,071)
Proceeds from sale of Chelsea facility, net	73,969	—
Repayment of loans payable	(655)	(597)
Net cash provided by (used in) financing activities	4,314	(1,668)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(511)	519
Net decrease in cash, cash equivalents and restricted cash	(40,975)	(9,262)
Cash, cash equivalents and restricted cash at beginning of period	102,895	105,192
Cash, cash equivalents and restricted cash at end of period	$61,920	$95,930
Supplemental disclosure:
Cash paid for interest	$6	$6,067
Cash paid for taxes	46	250

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2020.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Nine-month period ended September 30, 2021		Nine-month period ended September 30, 2020
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$71,369	$36,168	$62,085	$57,910
Restricted cash	12,917	13,353	12,836	13,200
Restricted cash non-current	18,609	12,399	30,270	24,819
Total Cash, cash equivalents and restricted cash per statement of cash flows	$102,895	$61,920	$105,191	$95,929

Restricted cash represents an escrow account with funds to maintain the interest payments for an amount equal to all remaining scheduled interest payments on the outstanding convertible senior secured notes due 2024 through the interest payment date of June 1, 2023; and a bank account with funds to cover the Company’s self-funded employee health insurance. At September 30, 2021, the Company also held $0.3 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under facility leases and $12.1 million related to the escrow account for interest payments included in restricted cash non-current in the consolidated balance sheet due to the long-term nature of the letters of credit and interest payments. (see Note 10).

Inventory

The major classes of inventory were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Raw materials	$969	$3,434
Work-in-progress	—	6,602
Finished goods	19,626	18,641
Total	$20,595	$28,677

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. On February 10, 2021, we completed the sale of our Chelsea, Massachusetts manufacturing operations to Catalent Pharma Solutions. In connection with the sale of the manufacturing operations, we transferred approximately $2.3 million of raw materials to Catalent (see Note 12). Additionally, in reviewing the inventory for slow moving or obsolete amounts we recorded a charge of $1.3 million for the remaining work-in-progress inventory that was scrapped or discarded during the nine-month period ended September 30, 2021.

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer, who is the chief operating decision maker. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Inbrija and Ampyra in the U.S. for the three and nine-month periods ended September 30, 2021 and 2020.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, results of clinical trials, stock price, loss of a major customer and significant negative economic trends.  The decline in the trading price of the Company’s common stock during the quarter ended June 30, 2021, and related decrease in the Company’s market capitalization, was determined to be a triggering event in connection with the Company’s review of the recoverability of its long-lived assets for the three-month period ended June 30, 2021. The Company performed a recoverability test as of June 30, 2021 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations or further declines in our stock price could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

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

At September 30, 2021, the Company had $36.2 million of cash and cash equivalents, compared to $71.4 million at December 31, 2020. The Company’s September 30, 2021 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of its convertible senior secured notes due 2024, which may potentially be released from escrow if the Company pays interest on those notes using shares of its common stock. The Company incurred a net loss of $83.4 million for the nine-month period ended September 30, 2021.

Based on the Company’s cash and cash equivalents at September 30, 2021, and the Company’s obligations that are due within the next twelve months, management has concluded that there is no substantial doubt regarding the Company’s ability to meet its obligations within one year after the date the consolidated financial statements included in this report are issued.

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

(3) Revenue

In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the good or service. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. We did not have any contract assets or any contract liabilities as of September 30, 2021 and 2020.

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

(In thousands)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Revenues:
Net product revenues:
Ampyra	$20,026	$27,343	$62,035	$73,546
Inbrija	7,804	5,833	19,240	14,901
Other	21	1,511	22	1,706
Total net product revenues	27,851	34,687	81,297	90,153
Milestone revenues	—	15,000	—	15,000
Royalty revenues	3,605	3,403	10,807	9,654
Total net revenues	$31,456	$53,090	$92,104	$114,807

(4) Share-based Compensation

During the three‑month periods ended September 30, 2021 and 2020, the Company recognized share-based compensation expense of $0.9 million and $2.5 million, respectively. During the nine-month periods ended September 30, 2021 and 2020, the Company recognized share-based compensation expense of $2.5 and $6.5 million, respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2021 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2021 and 2020 were approximately $2.56 and $2.31, respectively. The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2021 and 2020 were approximately $2.58 and $3.96, respectively.

The following table summarizes share-based compensation expense included within the consolidated statements of operations:

	For the three-month period ended September 30,		For the nine-month period ended September 30,
(In thousands)	2021	2020	2021	2020
Research and development expense	$225	$555	$599	$1,418
Selling, general and administrative expense	627	1,832	1,898	4,834
Cost of Sales	2	93	18	260
Total	$854	$2,480	$2,515	$6,512

A summary of share-based compensation activity for the nine-month period ended September 30, 2021 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2021	1,331	$127.13
Granted	61	3.78
Cancelled	(309)	109.27
Exercised	—	—
Balance at September 30, 2021	1,083	$125.27	4.2	$43
Vested and expected to vest at September 30, 2021	1,082	$125.33	4.2	$42
Vested and exercisable at September 30, 2021	1,001	$133.65	3.9	$13

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2021	31
Granted	261
Vested	(97)
Forfeited	(53)
Nonvested at September 30, 2021	142

Unrecognized compensation cost for unvested stock options, restricted stock awards, and restricted stock units as of September 30, 2021 totaled $2.6 million and is expected to be recognized over a weighted average period of approximately 0.9 years.

During the three and nine‑month periods ended September 30, 2021, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three and nine-month periods ended September 30, 2021 and 2020:

(In thousands, except per share data)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Basic and diluted
Net income (loss)—basic	$(27,071)	$7,347	$(83,387)	$(16,546)
Plus: Dilutive effect of convertible notes, net of tax		1,476	—	—
Net income (loss)—diluted	$(27,071)	$8,823	$(83,387)	$(16,546)

Weighted average common shares outstanding used in computing net loss per share—basic	11,131	7,960	10,204	7,960
Plus: net effect of dilutive stock options and restricted common shares	—	19,740	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	11,131	27,700	10,204	7,960
Net income (loss) per share—basic	$(2.43)	$0.92	$(8.17)	$(2.08)
Net income (loss) per share—diluted	$(2.43)	$0.32	$(8.17)	$(2.08)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Denominator
Stock options and restricted common shares	1,370	1,465	1,368	1,423

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three and nine-month periods ended September 30, 2021 and 2020. The impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three and nine-

month periods ended September 30, 2021. Additionally, for the three and nine month periods ended September 30, 2020, the impact of our outstanding convertible notes was determined to be dilutive and anti-dilutive, respectively.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance and expense recorded on the equity forfeiture.

For the three-month periods ended September 30, 2021 and 2020, the Company recorded a benefit of $3.1 million and a provision of $(1.5) million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2021 and 2020 were 10.2% and 16.6%, respectively. The variances in the effective tax rates for the three-month period ended September 30, 2021 as compared to the three-month period ended September 30, 2020 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized and the benefit recorded on the net operating loss carryback under the CARES Act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

For the nine-month periods ended September 30, 2021 and 2020, the Company recorded a benefit of $6.8 million and a benefit of $5.0 million for income taxes, respectively. The effective income tax rates for the Company for the nine-month periods ended September 30, 2021 and 2020 were 7.53% and 23.1%, respectively. The variance in effective tax rates for the nine-month period ended September 30, 2021 as compared to the nine-month period ended September 30, 2020 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, forfeitures of equity based awards and the benefit recorded on the net operating loss carryback under the CARES Act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company also has an ongoing state examination in New Jersey which for the tax periods, 2015 – 2018. There have been no proposed adjustments at this stage of the examination.  The Minnesota examinations for 2016 and 2017 were closed during the quarter with no changes.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s level 2 assets consist of investments in corporate bonds and commercial paper which are categorized as short-term investments for investments with original maturities between three months and one year. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at September 30, 2021, except for the fair value of the Company’s convertible senior notes due December 2024, which was approximately $167.7 million as of September 30, 2021. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
September 30, 2021
Assets Carried at Fair Value:
Money market funds	$12,192	$—	$—
Corporate bonds	—	—	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	43,000
Derivative liability - conversion option	—	—	325
December 31, 2020
Assets Carried at Fair Value:
Money market funds	$36,693	$—	$—
Commercial paper	—	—	—
Corporate bonds	—	—	—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	48,200
Derivative liability - conversion option	—	—	1,193

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Acquired contingent consideration:
Balance, beginning of period	$41,200	$70,000	$48,200	$80,300
Fair value change to contingent consideration included in the statement of operations	2,205	(23,608)	(4,224)	(33,455)
Royalty payments	(405)	(292)	(976)	(745)
Balance, end of period	$43,000	$46,100	$43,000	$46,100

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected probability adjusted future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, (ii) probabilities of success, and (iii) discount periods and rate. The milestone payments ranged from $1.0 million to $22.0 million for Inbrija. The discount rate used in the valuation was 20.5% for the three and nine-month periods ended September 30, 2021. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the three and nine-month periods ended September 30, 2021 and 2020, changes in the fair value of the acquired contingent consideration were primarily due to updates to certain revenue and expense forecast assumptions.

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

Derivative Liability-Conversion Option

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024:

(In thousands)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Derivative Liability-Conversion Option
Balance, beginning of period	$613	$23,953	$1,193	$59,409
Fair value adjustment	(288)	(4,864)	(868)	(40,320)
Fair value re-classification to shareholder's equity	—	(18,257)	—	(18,257)
Balance, end of period	$325	$832	$325	$832

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 10). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be  $18.3 million which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020 net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $0.3 million as of September 30, 2021. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the nine-month period ended September 30, 2021.

(8) Investments

There were no available-for-sale investments at September 30, 2021 and December 31, 2020, respectively.

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $12.2 million and $36.7 million as of September 30, 2021 and December 31, 2020, respectively. There were no short-term investments will original maturities of greater than 3 months but less than 1 year as of September 30, 2021 and December 31, 2020, respectively. Additionally, there were no short-term investments in an unrealized loss position as of September 30, 2021 and December 31, 2020, respectively. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at September 30, 2021 or December 31, 2020. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of September 30, 2021 as the Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments prior to the recovery of its amortized cost basis.

Unrealized holding gains and losses, which relate to debt instruments, are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive income. There were no changes in AOCI associated with unrealized holding gains or losses on available-for-sale investments during the nine-month period ended September 30, 2021.

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

The following table shows the activity within the liability account for September 30, 2021 and December 31, 2020, respectively:

(In thousands)	September 30, 2021	December 31, 2020
Liability related to sale of future royalties - beginning balance	$15,257	$24,401
Deferred transaction costs amortized	193	401
Non-cash royalty revenue payable to HCRP	(8,889)	(11,486)
Non-cash interest expense recognized	891	1,941
Liability related to sale of future royalties - ending balance	$7,452	$15,257

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $0.3 million representing a decrease of $0.9 million that is recognized in the consolidated statement of operations for the nine-month period ended September 30, 2021.

The outstanding 2024 Note balances as of September 30, 2021 and December 31, 2020 consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(59,553)	(69,381)
Net carrying amount	$147,447	$137,619
Equity component	$18,257	$18,257
Derivative liability-conversion option	$325	$1,193

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the three and nine-month periods ended September 30, 2021, the Company recognized $6.5 million and $19.1 million, respectively, of interest expense related to the 2024 Notes at the effective interest rate of 18.1%. The fair value of the Company’s 2024 Notes was approximately $167.7 million as of September 30, 2021.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the three and nine-month periods ended September 30, 2021 and 2020:

(In thousands)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Contractual interest expense	$3,105	$3,105	$9,315	$9,315
Amortization of debt issuance costs	243	204	698	585
Amortization of debt discount	3,179	2,663	9,130	7,647
Total interest expense	$6,527	$5,972	$19,143	$17,547

Convertible Senior Notes Due 2021

On June 17, 2014, the Company issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”). On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of then-outstanding 2021 Notes for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 and cash. The 2021 Notes received by the Company in the exchange were cancelled in accordance with their terms. Accordingly, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, the Company repaid the outstanding balance of the 2021 Notes at their maturity date using cash on hand.

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

The outstanding 2021 Note balances as of September 30, 2021 and December 31, 2020 consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Liability component:
Principal	$—	$69,000
Less: debt discount and debt issuance costs, net	—	(1,029)
Net carrying amount	$—	$67,971
Equity component	$—	$22,791

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

On June 15, 2021, the Company repaid the outstanding balance of the 2021 Notes at their maturity date using cash on hand.  The effective interest rate on the liability component was approximately 4.8% for the period from the date of issuance through June 15, 2021.

The following table sets forth total interest expense recognized related to the 2021 Notes for the three and nine-month periods ended September 30, 2021 and 2020:

(In thousands)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Contractual interest expense	$—	$302	$428	$906
Amortization of debt issuance costs	—	50	95	150
Amortization of debt discount	—	495	934	1,467
Total interest expense	$—	$847	$1,457	$2,523

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our leases have remaining lease terms of 0.75 year to 5.25 years. The Company has exercised the option to terminate the Ardsley lease with a termination date of June 22, 2022.

Operating Leases

We lease certain office and lab space under arrangements classified as leases under ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Ardsley, New York

In June 2011, the Company entered into a 15-year lease for an aggregate of approximately 138,000 square feet of office and laboratory space in Ardsley, New York. In 2014, the Company exercised its option to expand into an additional 25,405 square feet of office space, which the Company occupied in January 2015. On September 17, 2021, the Company sent the landlord of the Ardsley lease notice of exercise of the Company’s early termination option (the “Early Termination Option”) under the lease. Pursuant to the Early Termination Option, the lease will terminate on June 22, 2022 (the “Early Termination Date”), subject to the conditions that (a) on the last business day before the Early Termination Date, the Company pays an early termination fee of approximately $4.7 million, (b) on the day immediately prior to the Early Termination Date, the Company is not in “Default” under the Lease beyond applicable cure periods, and (c) as of the Early Termination Date, the Company has complied with its end-of-term obligations.

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

Our leases have remaining lease terms of 0.75 year to 5.25 years, which reflects the exercise of the early termination of our Ardsley, NY lease as described above. The calculation of the lease liability reflects the exercise of the Ardsley early termination option as described above. The weighted-average remaining lease term for our operating leases was 2.6 years at September 30, 2021. The weighted-average discount rate was 7.13% at September 30, 2021.

ROU assets and lease liabilities related to our operating leases are as follows:

(In thousands)	Balance Sheet Classification	September 30, 2021	December 31, 2020
Right-of-use assets	Right of use assets	$7,861	$18,481
Current lease liabilities	Current portion of lease liabilities	9,316	7,944
Non-current lease liabilities	Non-current portion of lease liabilities	4,287	17,200

We have lease agreements that contain both lease and non-lease components. We account for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended September 30, 2021	Three-month period ended September 30, 2020	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Operating lease cost	$1,600	$1,775	$4,593	$5,572
Variable lease cost	948	1,052	3,283	2,687
Short-term lease cost	339	443	829	1,248
Total lease cost	$2,887	$3,270	$8,705	$9,507

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2021 (excluding the nine months ended September 30, 2021)	$1,553
2022	8,354
2023	1,216
2024	1,252
2025	1,290
Later years	1,327
Total lease payments	14,992
Less: Imputed interest	(1,389)
Present value of lease liabilities	$13,603

Supplemental cash flow information related to our operating leases are as follows:

(In thousands)	Nine-month period ended September 30, 2021	Nine-month period ended September 30, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$4,605	$5,818

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

(13) Corporate Restructuring

In January 2021 and September 2021, we announced corporate restructurings to reduce costs, more closely align operating expenses with expected revenue, and focus our resources on Inbrija. As part of the January 2021 restructuring, we reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of our Chelsea manufacturing operations). All of the reduction in personnel in connection with the January 2021 restructuring took place during the three-month period ended March 31, 2021. As part of the September 2021 restructuring, we reduced headcount by approximately 15% through a reduction in force. Most of this reduction in force took place in September 2021, and it will be completed in the first quarter of 2022.

During the nine-month period ended September 30, 2021, the Company incurred $4.6 million of restructuring charges, substantially all of which were cash expenditures for severance and other employee separation-related costs. Of the restructuring charges, $0.6 million were recorded in research and development expenses and $4.0 million were recorded in selling, general and administrative expenses for the nine-month period ended September 30, 2021.

A summary of the restructuring charges for the nine-month period ended September 30, 2021 is as follows:

(In thousands)	Restructuring Costs
Restructuring Liability as of December 31, 2020	$—
Q1 Restructuring Costs	2,124
Q1 Restructuring Payments	(1,891)
Restructuring Liability as of March 31, 2021	$233
Q2 Restructuring Costs	27
Q2 Restructuring Payments	(128)
Restructuring Liability as of June 30, 2021	$132
Q3 Restructuring Costs	2,432
Q3 Restructuring Payments	(882)
Restructuring Liability as of September 30, 2021	$1,682

(14) Commitments and Contingencies

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against us with the American Arbitration Association under a September 26, 2003 License Agreement that we originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleges a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and is claiming damages based on unpaid license royalties of $6 million plus interest. We believe we have valid defenses against this claim and intend to defend ourselves vigorously. While the Company is unable to determine the ultimate outcome of the dispute, and believes it has valid defenses and intends to defend itself vigorously, the Company determined that it is probable that the Company may incur a liability related to the dispute which the Company estimated could be $2 million, inclusive of its legal costs. The Company recorded a liability of $2 million for the year ended December 31, 2020 related to the dispute, however, the Company notes that depending upon the ultimate outcome of the dispute, the potential liability could be more or less than the amount recorded. As of September 30, 2021, the Company continues to believe that the recorded liability established as of December 31, 2020 is appropriate.

In addition to the arbitration described above, from time to time the Company is involved in litigation or other legal proceedings relating to claims arising out of operations in the normal course of business. The Company has assessed all litigation and legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company did not record any loss contingencies for these other matters. Litigation expenses are expensed as incurred.

On February 10, 2021, we sold our Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, we entered into a long-term, global manufacturing services (supply) agreement with a Catalent affiliate pursuant to which they have agreed to manufacture Inbrija for us at the Chelsea facility. The manufacturing services agreement provides that Catalent will manufacture Inbrija (levodopa inhalation powder), to our specifications, and we will purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China. Under our agreement with Catalent, we are obligated to make minimum purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030. During the three and nine-month periods ended September 30, 2021, the Company incurred approximately $4.0 million and $10.2 million, respectively, of minimum purchase commitments with Catalent, which are recognized as cost of sales within the Company’s consolidated statement of operations for the period. As of September 30, 2021, the minimum remaining purchase commitment to Catalent was $4.0 million through December 31, 2021, and $18.0 million annually each year thereafter.

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

Inbrija

Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plans and approximately 27% of Medicare plan lives. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. Net revenue for Inbrija was $7.8 million for the quarter ended September 30, 2021 and $5.8 million for the quarter ended September 30, 2020. Due to uncertainties caused by past and potential future impacts of the COVID-19 pandemic and other factors, we are no longer able to provide projected peak U.S. annual net revenue of Inbrija. Actual peak U.S. Inbrija net revenue will likely be lower and could be materially lower than our prior projected peak sales range if, for example, disruptions to the healthcare system caused by the COVID-19 pandemic or other prescribing challenges continue into 2022 and beyond.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. Effective January 1, 2021, Acorda was granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK subject to completion of an administrative process that was approved by the MHRA in November 2021.

In July and November 2021, we announced that we entered into distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Spain and Germany, respectively. Under the terms of the Germany distribution agreement, we will receive a €5 million upfront payment, and we will receive additional sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we will receive a significant double-digit percent of the selling price of Inbrija in exchange for supply of the product. Esteve will have the exclusive distribution rights to Inbrija in Spain and Germany and we will supply the product to Esteve for sale. Esteve expects to launch Inbrija in Spain in the fourth quarter of 2022, and in Germany by mid-2022. We are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S., including in Europe and other countries.

Ampyra

Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $20.0 million for the quarter ended September 30, 2021 and $27.3 million for the quarter ended September 30, 2020.

Convertible Notes

In December 2019, we announced the successful completion of a private exchange of $276 million of our convertible senior notes due in 2021 in exchange for a combination of approximately $207 million aggregate principal amount of newly-issued convertible senior secured notes due 2024 and $55.2 million in cash. The convertible senior secured notes due 2024 have an adjusted conversion price of approximately $21.00 per share. As a result of the exchange, approximately $69 million of convertible senior notes due in 2021 remained outstanding. On June 15, 2021, we repaid the outstanding balance of the 2021 convertible senior notes at their maturity date using cash on hand. More information about the terms and conditions of the 2024 convertible notes is set forth in Note 10 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

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

Financial Management

In January 2021 and September 2021, we announced corporate restructurings to reduce costs, more closely align operating expenses with expected revenue, and focus our resources on Inbrija. As part of the January 2021 restructuring, we reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of our Chelsea manufacturing operations). As a result, we expect to realize estimated annualized cost savings related to the January 2021 headcount reduction of approximately $6 million beginning in the second quarter of 2021. As part of the September 2021 restructuring, we reduced headcount by approximately 15% through a reduction in force. Most of this reduction in force took place in September 2021, and it will be completed in the first quarter of 2022. The company expects to realize estimated annualized cost savings of approximately $20 million from the September corporate restructuring beginning in 2022. The Company estimates that it will incur approximately $5.5 million of pre-tax charges, substantially all of which are cash expenditures, for severance and other employee separation-related costs in connection with the restructurings, approximately $4.6 million of which were incurred during the nine-month period ended September 30, 2021.

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

On September 17, 2021, we sent to BMR-Ardsley Park LLC (“BMR”) notice of exercise of our early termination option (the “Early Termination Option”) under our Lease dated as of June 23, 2011, between us and BMR (as amended, the “Lease”). The Lease is for the Company’s Ardsley, N.Y. corporate headquarters, which we believe is substantially larger than our needs for the foreseeable future. Pursuant to the Early Termination Option, the Lease will terminate on June 22, 2022 (the “Early Termination Date”), subject to the conditions that (a) on the last business day before the Early Termination Date, we pay an early termination fee of approximately $4.7 million, (b) on the day immediately prior to the Early Termination Date, we are not in “Default” under the Lease beyond applicable cure periods, and (c) as of the Early Termination Date, we have complied with our end-of-term obligations.

As of September 30, 2021, we had cash, cash equivalents and restricted cash of approximately $61.9 million. Restricted cash includes $24.8 million in escrow related to the 6% semi-annual interest portion of the convertible senior secured notes due 2024, which is payable in cash or stock. As further described in Note 10 to our Consolidated Financial

Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, if we are permitted under the notes indenture and we elect to pay interest due in stock, a corresponding amount of restricted cash equivalent will be released from escrow. We intend to pay the interest due on December 1, 2021 in stock.

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

COVID-19 Pandemic

Our business and financial condition have been impacted by, and are subject to risks resulting from, the COVID-19 (novel coronavirus) pandemic. The COVID-19 pandemic has caused significant disruptions in the healthcare industry. The duration of the pandemic is difficult to predict, and it is likely to have ongoing impacts as it continues. The travel restrictions, “shelter in place” orders, quarantine policies, vaccine mandates and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. We believe these factors contributed to volatility in new Inbrija prescriptions during 2020 and are continuing to impact prescriptions in 2021.

The COVID-related policies, restrictions, mandates, and concerns may disrupt our operations and those of our customers and suppliers. Also, our operations could be interrupted if we or our customers or suppliers lose the services of key employees or consultants who become ill from COVID-19. These types of disruptions could potentially affect any of our critical business functions, and thus harm our business, including for example our manufacturing, sales and marketing operations as well compliance and certain general and administrative functions. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. As the pandemic continues, it may result in sustained impacts on demand for our products and our ability to access capital on reasonable terms, or at all.

Inbrija (levodopa inhalation powder)/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercial health insurance plans and approximately 27% of Medicare plan lives. Net revenue for Inbrija was $7.8 million for the quarter ended September 30, 2021 and $5.8 million for the quarter ended September 30, 2020. Due to uncertainties caused by past and potential future impacts of the COVID-19 pandemic and other factors, we are no longer able to provide projected peak U.S. annual net revenue of Inbrija. Actual peak U.S. Inbrija net revenue will likely be lower and could be materially lower than our prior projected peak sales range if, for example, disruptions to the healthcare system caused by the COVID-19 pandemic or other prescribing challenges continue into 2022 and beyond.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per

European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the ratification of the Withdrawal Agreement between the United Kingdom and the EU, the UK left the EU on January 31, 2020. Effective January 1, 2021, Acorda was granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK subject to completion of an administrative process that was approved by the MHRA in November 2021.

In July and November 2021, we announced that we entered into distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Spain and Germany, respectively. Under the terms of the Germany distribution agreement, we will receive a €5 million upfront payment, and we will receive additional sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we will receive a significant double-digit percent of the selling price of Inbrija in exchange for supply of the product. Esteve will have the exclusive distribution rights to Inbrija in Spain and Germany and we will supply the product to Esteve for sale. Esteve expects to launch Inbrija in Spain in the fourth quarter of 2022, and in Germany by mid-2022. We are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S., including in Europe and other countries.

We market Inbrija in the U.S. using field-based teams supported by our corporate marketing personnel. Our own neuro-specialty sales representatives work in combination with sales representatives provided by a contract commercial organization, and collectively they are currently focused on a priority list of approximately 2,000 physicians who are high volume prescribers of levodopa/carbidopa. Our field-based teams also include reimbursement and market access specialists, who provide information to physicians and payers on our marketed products, as well as market development specialists who work collaboratively with field-sales teams and corporate personnel to assist in the execution of our strategic initiatives. Our Inbrija field-based and marketing activities are focused on physician awareness and market access as well as patient awareness, education and training. Inbrija is distributed in the U.S. primarily through:  AllianceRx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate).

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. Net revenue for Ampyra was $20.0 million for the quarter ended September 30, 2021 and $27.3 million for the quarter ended September 30, 2020.

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

ARCUS Product Development

We have been exploring opportunities for other proprietary products in which inhaled (pulmonary) delivery of medicine using our ARCUS drug delivery technology can provide a significant therapeutic benefit to patients. We believe there are potential opportunities with central nervous system, or CNS, as well as non-CNS, disorders.

Our ARCUS development had previously been focused on a program for acute treatment of migraine. We had been evaluating therapeutic candidates for their suitability to move forward with this program. Due to several corporate restructurings since 2017 and associated cost-cutting measures, including the corporate restructurings we announced in January and September 2021, we deferred consideration of further investment into potential new ARCUS applications in migraine or any other indication pending additional progress with the Inbrija commercial launch in the U.S. Although we have deferred internal investment in ARCUS programs, we are discussing potential collaborations with other companies that have expressed interest in formulating their novel molecules for pulmonary delivery with ARCUS, and feasibility studies are ongoing for a number of these opportunities.

Should we decide to proceed with any ARCUS development programs, we would be reliant on Catalent or another third party supplier for the manufacture of product for that program. Our global supply agreement with Catalent does not provide for the terms and conditions under which Catalent would supply any product or product candidate other than Inbrija. We would be unable to advance the development of any ARCUS inhaled therapeutic candidate unless Catalent is willing to manufacture the candidate for us on commercially reasonable terms, or we could identify another third party manufacturer that would be capable and willing to manufacture the candidate for us on commercially reasonable terms. Also, due to reductions in force, employee attrition and the 2021 sale of our Chelsea manufacturing operations, we believe we lack certain personnel needed for, and would need to hire replacements before continuing with, this research and development work.

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

The projected range of operating expenses in 2021 specified above was not prepared in accordance with accounting principles generally accepted in the United States (GAAP) because this guidance excludes restructuring costs and share-based compensation charges. Due to the forward looking nature of this information, the amount of compensation charges needed to reconcile this measure to the most directly comparable GAAP financial measure is dependent on future changes in the market price of our common stock and is not available at this time. Non-GAAP financial measures are not an alternative for financial measures prepared in accordance with GAAP. However, we believe that the presentation of this non-GAAP financial measure, when viewed in conjunction with actual GAAP results, provides investors with a more meaningful understanding of our ongoing and projected operating performance because it excludes (i) expenses that pertain to corporate restructurings that are not routine to the operation of our business, and (ii) non-cash charges that are substantially dependent on changes in the market price of our common stock. We believe this non-GAAP financial measure helps indicate underlying trends in our business and is important in comparing current results with prior period results and understanding expected operating performance. Also, our management uses this non-GAAP financial measure to establish budgets and operational goals, and to manage our business and to evaluate its performance.

Results of Operations

Three-Month Period Ended September 30, 2021 Compared to September 30, 2020

Net Product Revenues

Inbrija

For the three-month period ended September 30, 2020 we recognized product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. During the three-month period ended December 31, 2020, we completed the transition from a network of several specialty pharmacies to AllianceRx Walgreens Prime, or Walgreens, as the sole specialty pharmacy for U.S. sales of Inbrija, which we believe has potential benefits to patients and our business. We recognized net revenue from the sale of Inbrija of $7.8 million and $5.8 million for the three-month periods ended September 30, 2021 and 2020, respectively, an increase of $2.0 million or 34.4%. The increase in Inbrija net revenue was due to an increase in net volume of $3.3 million partially offset by discount and allowance adjustments of $1.3 million for the three-month period ended September 30, 2021.

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

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $20.0 million and $27.3 million for the three-month periods ended September 30, 2021 and 2020, respectively, a decrease of $7.3 million, or 26.7%. The net revenue decrease is due primarily to a decrease in net volume of $10.8 million partially offset by discount and allowance adjustments of $3.5 million for the three-month period ended September 30, 2021.

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

Other Product Revenue

We recognized negligible revenue from the sale of other products for the three-month period ended September 30, 2021 as compared to $1.5 million for the three-month period ended September 30, 2020, a decrease of $1.5 million, or 98.6%.

Milestone Revenue

We recognized $0 million and $15 million in milestone revenue for the three-month periods ended September 30, 2021 and 2020, respectively.

Royalty Revenue

We recognized $3.6 million and $3.4 million in royalty revenue for the three-month periods ended September 30, 2021 and 2020, respectively, an increase of $0.2 million, or 5.9%.

Cost of Sales

We recorded cost of sales of $13.3 million for the three-month period ended September 30, 2021 as compared to $12.2 million for the three-month period ended September 30, 2020. Cost of sales for the three-month period ended September 30, 2021 consisted primarily of $13.0 million in inventory costs related to recognized revenues and $0.3 million in royalty fees based on net product shipments. Cost of sales for the three-month period ended September 30, 2020 consisted primarily of $8.8 million in inventory costs related to recognized revenues and $3.3 million in royalty fees based on net product shipments.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended September 30, 2021 and 2020.

Research and Development

Research and development expenses for the three-month period ended September 30, 2021 were $1.9 million as compared to $5.7 million for the three-month period ended September 30, 2020, a decrease of approximately $3.8 million, or 66.7%. The decrease was primarily due to reductions in Civitas spending of $2.3 million due to the commercialization of Inbrija, reductions of $1.6 million due to restructuring and decrease in several programs to shift focus on Inbrija launch, partially offset by an increase of $0.1 million in research and development expenses.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended September 30, 2021 were $14.5 million compared to $21.9 million for the three-month period ended September 30, 2020, a decrease of approximately $7.4 million, or 33.8%. The decrease was primarily due to a decrease in marketing related spending of $5.9 million due to launch activities for Inbrija, and a decrease in overall salaries and benefits of $2.9 million, partially offset by a reclassification of departmental costs from general and administrative expenses of $1.4 million due to a change in the overhead expense allocation method.

General and administrative expenses for the three-month period ended September 30, 2021 were $15.1 million compared to $18.1 million for the three-month period ended September 30, 2020, a decrease of approximately $3.0 million, or 16.6%. The decrease was primarily due to an increase in legal expenses of $0.7 million and an increase of $2.2 million in restructuring costs, partially offset by a decrease in overall salaries and benefit costs of $3.7 million, a decrease in Civitas spending of $2.0 million due to the sale of the Chelsea facility manufacturing operations, and a decrease in other departmental spending of $0.2 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $0.3 million due to the change in the fair value of the derivative liability for the three-month period ended September 30, 2021.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded a loss pertaining to changes in the fair value of our acquired contingent consideration of $2.2 million for the three-month period ended September 30, 2021 as compared to income of $23.6 million for the three-month period ended September 30, 2020. The changes in the fair-value of the acquired contingent consideration were primarily due to updates to certain revenue and expense forecast assumptions.

Other Expense, Net

Other expense, net was $7.2 million for the three-month periods ended September 30, 2021 and 2020, respectively.

Benefit/(Provision) from Income Taxes

For the three-month periods ended September 30, 2021 and 2020, the Company recorded a benefit from income taxes of $3.1 million and a provision of $(1.5) million, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2021 and 2020 were 10.2% and 16.6%, respectively.

The variance in the effective tax rates for the three-month period ended September 30, 2021 as compared to the three-month period ended September 30, 2020 was due primarily to an increase in the valuation allowance offset by the benefit of net operating loss carryback under the CARES Act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company has ongoing state examinations in Massachusetts and New Jersey which cover multiple years. There have been no proposed adjustments at this stage of the examination.

The Minnesota examinations for 2016 and 2017 were closed during the quarter with no changes.

Nine-Month Period Ended September 30, 2021 Compared to September 30, 2020

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers and ASD Specialty Healthcare, Inc. We recognized net revenue from the sale of Inbrija of $19.2 million and $14.9 million for the nine-month periods ended September 30, 2021 and September 30, 2020, respectively, an increase of $4.3 million, or 28.9%. The increase in Inbrija net revenue was due to an increase in net volume of $6.1 million partially offset by discount and allowance adjustments of $1.8 million for the nine-month period ended September 30, 2021.

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

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which primarily includes specialty pharmacy providers. We recognized net revenue from the sale of Ampyra of $62.0 million and $73.5 million for the nine-month periods ended September 30, 2021 and 2020, respectively, a decrease of $11.5 million, or 15.6%. The net revenue decrease is due primarily to decreased net volume of $17.6 million partially offset by discount and allowance adjustments of $6.4 million. Net revenue from sales of Ampyra decreased for the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020 due to the entry of generic versions of Ampyra as a result of the invalidation of certain of our Ampyra patents in 2017.

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

Other Product Revenues

We recognized negligible revenue from the sale of other products for the nine-month period ended September 30, 2021 as compared to $1.7 million for the nine-month period ended September 30, 2020.

Milestone Revenue

We recognized $0 million and $15 million in milestone revenue for the nine-month periods ended September 30, 2021 and 2020, respectively.

Royalty Revenue

We recognized $10.8 million and $9.7 million in royalty revenue for the nine-month periods ended September 30, 2021 and 2020, respectively related to ex-U.S. sales of Fampyra by Biogen.

Cost of Sales

We recorded cost of sales of $36.6 million for the nine-month period ended September 30, 2021 as compared to $22.7 million for the nine-month period ended September 30, 2020. Cost of sales for the nine-month period ended September 30, 2021 consisted primarily of $34.4 million in inventory costs related to recognized revenues, $0.8 million in royalty fees based on net product shipments, idle capacity costs of $0.1 million, and $1.3 million in period costs related to expired inventory, freight, stability testing, and packaging. Cost of sales for the nine-month period ended September 30, 2020 consisted primarily of $18.6 million in inventory costs related to recognized revenues and $3.8 million in royalty fees based on net product shipments.

Amortization of intangibles

We recorded amortization of intangible asset related to Inbrija of $23.1 million for the nine-month periods ended September 30, 2021 and September 30, 2020.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2021 were $9.1 million as compared to $18.7 million for the nine-month period ended September 30, 2020, a decrease of approximately $9.6 million, or 51.3%. The decrease was due primarily to reductions in Civitas spending of $4.9 million due to the commercialization of Inbrija, reductions of $4.6 million due to restructuring and decrease in several programs to shift focus on Inbrija launch, and reductions of $0.1 million in research and development expenses.

Selling, General and Administrative

Sales and marketing expenses for the nine-month period ended September 30, 2021 were $44.4 million compared to $65.2 million for the nine-month period ended September 30, 2020, a decrease of approximately $20.8 million, or 31.9%. The decrease was attributable primarily to a decrease in overall salaries and benefits of $7.9 million, a decrease in Inbrija spending of $13.2 million, and a decrease in marketing for Ampyra of $1.1 million, partially offset by a reclassification of departmental costs from general and administrative expenses of $1.4 million due to a change in the overhead expense allocation method.

General and administrative expenses for the nine-month period ended September 30, 2021 were $51.6 million compared to $54.5 million for the nine-month period ended September 30, 2020, a decrease of $2.9 million, or 5.3%. The decrease was primarily due to an increase in legal expenses of $4.9 million, an increase in restructuring costs of $4.0 million, and an increase of $1.3 million in other departmental spending, partially offset by a decrease in overall salaries and benefit costs of $7.3 million and a decrease in Civitas spending of $5.8 million due to the sale of the Chelsea facility manufacturing operations.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded income of $0.9 million due to the change in the fair value of the derivative liability for the nine-month period ended September 30, 2021.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original Civitas spin out of Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded an income pertaining to changes in the fair-value of acquired contingent consideration of $4.2 million for the nine-month period ended September 30, 2021 as compared to $33.5 million for the nine-month period ended September 30, 2020. The changes in the fair-value of the acquired contingent consideration were primarily due to updates to certain product revenue and expense forecast assumptions.

Other Expense, Net

Other expense, net was $22.7 million for the nine-month period ended September 30, 2021 as compared to $21.8 million for the nine-month period ended September 30, 2020. The change was due primarily to a decrease in gain on disposal of property and equipment of $0.2 million and a reduction in interest income of $0.8 million, partially offset by a decrease in amortization of debt discount expense of $0.1 million.

Benefit from Income Taxes

For the nine-month periods ended September 30, 2021 and 2020, the Company recorded a benefit of $6.8 million and a benefit of $5.0 million for income taxes, respectively. The effective income tax rates for the Company for the nine-month periods ended September 30, 2021 and 2020 were 7.53% and 23.07%, respectively. The variance in the effective tax rates for the nine-month period ended September 30, 2021 as compared to the nine-month period ended September 30, 2020 was due primarily to the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized, forfeitures of equity based awards and the benefit recorded on the net operating loss carryback under the CARES Act recorded at 21% to recover taxes paid at the previous statutory rate of 35%.

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

The Company has ongoing state examinations in Massachusetts and New Jersey which cover multiple years. There have been no proposed adjustments at this stage of the examination.

The Minnesota examinations for 2016 and 2017 were closed during the quarter with no changes.

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

At September 30, 2021, we had $36.2 million of cash and cash equivalents, compared to $71.4 million at December 31, 2020. Our September 30, 2021 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock. We incurred a net loss of $83.4 million and $99.6 million for the nine-month period ended September 30, 2021 and the year ended December 31, 2020.

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be $0.3 million, representing a change of $0.9 million that is recognized in the consolidated statement of operations for the nine-month period ended of September 30, 2021.

The outstanding 2024 Note balance as of September 30, 2021 consisted of the following:

(In thousands)	September 30, 2021
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(59,553)
Net carrying amount	$147,447
Equity component	$18,257
Derivative liability-conversion Option	$325

Convertible Senior Notes Due 2021

In June 2014, the Company issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”). On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of then-outstanding 2021 Notes for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 and cash. Accordingly, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, the Company repaid the outstanding balance of the 2021 Notes at their maturity date using cash on hand.

Non-Convertible Capital Loans

Non-convertible capital loans were granted by Business Finland (formerly Tekes), with an adjusted acquisition-date fair value of $20.5 million (€18.2 million) and a carrying value of $28.0 million as of September 30, 2021. The loans are composed of fourteen non-convertible loans. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one (1) percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance, however, according to certain terms and conditions of the loans, the Company may repay the principal and accrued and unpaid interest of the loans only when the consolidated retained earnings of Biotie is sufficient to fully repay the loans.

Research and Development Loans

Research and Development Loans (“R&D Loans”) were granted by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0.0 million as of September 30, 2021. The R&D Loans bear interest based on the greater of 1% or the base rate set by Finland’s Ministry of Finance minus three (3) percentage points. The repayment of these loans began in January 2017. The loan principal is paid in equal annual installments over a 5 year period, which ended January 2021.

Cash, Cash Equivalents and Investments

At September 30, 2021, cash and cash equivalents were approximately $36.2 million, as compared to $71.4 million at December 31, 2020. Our cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our September 30, 2021 cash and cash equivalents balance does not include restricted cash, currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock.

Net Cash Used in Operations

Net cash used in operations was $44.6 million for the nine-month period ending September 30, 2021. Cash used by operations for the nine-month period ended September 30, 2021 was primarily due to net loss of $83.4 million, a change in acquired contingent consideration obligation of $4.2 million, non-cash royalty revenue of $8.9 million, deferred tax benefit of $6.8 million, a decrease in other non-current liabilities of $1.0 million, and a change in the derivative liability of $0.9 million. This was partially offset by share based compensation expense of $2.5 million, amortization of debt discount and debt issuance costs of $12.7 million, depreciation and amortization of $25.5 million, an increase in accounts payable, accrued expenses and other current liabilities of $4.9 million, a decrease in accounts receivable of $6.6 million, a decrease in inventory of $5.8 million, and a decrease in prepaid expenses and other assets of $2.6 million.

Net Cash Used in Investing

Net cash used in investing activities for the nine-month period ended September 30, 2021 was $0.2 million, which was due primarily to purchases of property and equipment and intangible assets of $0.2 million.

Net Cash Provided by Financing

Net cash provided by financing activities for the nine-month period ended September 30, 2021 was $4.3 million, which was primarily due to net proceeds from the sale of the Chelsea facility of $74.0 million, partially offset by the repayment of Convertible Senior Notes due in June 2021 of $69.0 million, and the repayment of loans payable of $0.7 million.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2020. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our research and development activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. As of September 30, 2021, we have inventory-related purchase commitments of approximately $0.7 million, as compared to $2.5 million as of September 31, 2020. Under our agreement with Catalent, we are obligated to make minimum purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030. As of September 30, 2021, the minimum remaining purchase commitment to Catalent was $4 million through December 31, 2021, and $18 million annually each year thereafter.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the third quarter of 2021, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, these officers have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1 of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 include prior updates to the legal proceeding described above.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our Quarterly Reports subsequently filed during the current fiscal year, including this report, all of which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Following is the restated text of certain risk factor changes since our publication of risk factors in our 2020 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

Our restructurings and associated organizational changes may not adequately reduce our expenses, may lead to additional workforce attrition, and may cause operational disruptions.

In January and September 2021, we implemented corporate restructurings to reduce costs, more closely align operating expenses with expected revenue, and focus our resources on Inbrija (levodopa inhalation powder). As part of these restructurings, we substantially reduced employee headcount. Further restructuring activities may be required in the future, depending in particular on the rate of decline in our sales of Ampyra due to generic competition and whether we are able to sufficiently increase sales of Inbrija. Our restructurings may have other unintended consequences as well, including, for example, making it more difficult for us to attract and retain highly skilled personnel in a competitive environment (particularly given that we have implemented four corporate restructurings since 2017). We have recently experienced workforce attrition in various functions across our business, which may be attributable to our corporate restructurings, our current business circumstances, a combination of both, or other factors. Our efforts to adjust our operations with the reduced workforce may not be successful in preventing disruption to our business, and with the reduced workforce we lack redundancy in important functions across our business. We are increasingly relying on the services of a contract commercial organization to provide sales representatives in response to substantial sales force attribution. Further loss of one or more of our key employees, additional loss of multiple employees in particular functions, and/or our inability to attract replacement or additional qualified personnel could substantially impair our ability to operate our business and implement our business plan, particularly our efforts to successfully commercialize Inbrija.

Our inability to attract and retain key management and other personnel, or maintain access to expert advisors, may hinder our ability to execute our business plan.

We are highly dependent on the services of Dr. Ron Cohen, our President and Chief Executive Officer, as well as the other principal members of our management and scientific, regulatory, and commercial personnel. Our success depends in large part upon our ability to attract and retain highly qualified personnel with the knowledge and experience needed for these and other areas of our business. We do not maintain "key man" life insurance policies on the lives of our officers, directors or employees.

We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations. We may be unable to attract or retain qualified personnel because their competitive salaries and other compensation may increase to levels that we are unwilling or unable to provide. In addition, material adverse developments with our business, including the 2017 adverse patent decision relating to our Orange Book-listed Ampyra patents, the termination or suspension of research and development programs, four reductions in force since 2017, and the current progress of our Inbrija commercial launch, may impede our ability to attract and retain highly qualified personnel. We have recently experienced workforce attrition in various functions across our business, which may be attributable to one or more of the factors described above or other factors. Our efforts to adjust our operations with the reduced workforce may not be successful in preventing disruption to our business, and with the reduced workforce we lack redundancy in important functions across our business. We are increasingly relying on the services of a contract commercial organization to provide sales representatives in response to substantial sales force attribution. Further loss of one or more of our key employees, additional loss of multiple employees in particular functions, and/or our inability to attract replacement or additional qualified personnel could substantially impair our ability to operate our business and implement our business plan, particularly our efforts to successfully commercialize Inbrija. Also, due to the recent attrition, four reductions in force since 2017, and our 2021 sale of our Chelsea manufacturing operations, we believe we lack personnel needed for, and would need to hire replacements before continuing with, research and development and clinical programs. Our inability to attract qualified replacements needed for research and development and clinical programs could substantially impair our ability to advance those programs, if we determine to make further investments in those programs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about our purchases of shares of Company stock during the three-month period ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1-30, 2021	14,973	$4.38	-	-
August 1-31, 2021	-	-	-	-
July 1-31, 2021	-	-	-	-
Total	14,973	$4.38	-	-

(1)

Share repurchases reported in this column consist of shares of Acorda’s common stock withheld from employees in September 2021 to cover tax liability in connection with settlement of restricted stock units (14,973 shares) for an aggregate amount of $65,581.74.

Item 5.  Other Information

On November 12, 2021, Dr. Ron Cohen, our President and CEO, was granted options to purchase 100,000 shares of our common stock under our 2015 Omnibus Incentive Compensation Plan. The stock options have an exercise price equal to the closing price of our common stock on the grant date, vest over four years from the grant date in equal quarterly installments, and have a 10 year term. Our Board awarded these stock options after considering the current value of Dr. Cohen’s equity awards in light of the current market price of our common stock, and also reductions to Dr. Cohen’s compensation implemented in connection with our recent corporate restructuring. Based on these considerations, the Board awarded Dr. Cohen these options as an incentive to better align his long-term interests with those of our stockholders and for retention of his employment. These options will be taken into account by the Board in connection with any annual equity award program that is implemented in 2022.

Item 6.  Exhibits

Exhibit No.	Description
10.1*

Employment Agreement dated September 1, 2020, by and between the Company and Kerry Clem. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K filed on September 9, 2021.

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: November 12, 2021		Ron Cohen, M.D. President, Chief Executive Officer and Director

	By:	/s/ Michael A. Gesser
Date: November 12, 2021		Michael A. Gesser Chief Financial Officer (Principal Financial and Accounting Officer)