Form 10-Q
period 2022-03-31
ACORDA THERAPEUTICS INC
filed 2022-05-13
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2022
Common Stock, $0.001 par value per share	13,285,636 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: We may not be able to successfully market Ampyra, Inbrija or any other products under development; the COVID-19 pandemic, including related restrictions on in-person interactions and travel, and the potential for illness, quarantines, and vaccine mandates affecting our management, employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; our ability to attract and retain key management and other personnel, or maintain access to expert advisors; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures; risks associated with the trading of our common stock and our reverse stock split; risks related to our corporate restructurings, including our ability to outsource certain operations, realize expected cost savings and maintain the workforce needed for continued operations; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third-party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; reliance on collaborators and distributors to commercialize Inbrija and Ampyra outside the U.S.; competition for Inbrija and Ampyra, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions because, among other reasons, acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija or from other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class-action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third-party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the date of this report except as may be required by law.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,873	$45,634
Restricted cash	13,393	13,400
Trade accounts receivable, net of allowances of $746 and $1,012, as of March 31, 2022 and December 31, 2021, respectively	11,990	17,002
Prepaid expenses	6,507	6,574
Inventory, net	14,836	18,548
Other current assets	1,856	999
Total current assets	80,455	102,157
Property and equipment, net of accumulated depreciation	3,639	4,382
Intangible assets, net of accumulated amortization	328,228	335,980
Right of use asset, net of accumulated amortization	5,616	6,751
Restricted cash	6,189	6,189
Other assets	11	11
Total assets	$424,138	$455,470
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,768	$10,845
Accrued expenses and other current liabilities	26,228	28,605
Current portion of liability related to sale of future royalties	1,740	4,460
Current portion of lease liabilities	7,036	8,186
Current portion of acquired contingent consideration	2,228	1,929
Total current liabilities	46,000	54,025
Convertible senior notes	154,764	151,025
Derivative liability	7	37
Non-current portion of acquired contingent consideration	44,172	47,671
Non-current portion of lease liabilities	3,873	4,086
Non-current portion of loans payable	27,672	27,645
Deferred tax liability	14,187	13,930
Other non-current liabilities	5,914	5,914
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares at March 31, 2022 and December 31, 2021; no shares issued as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value per share. Authorized 61,666,666 shares at March 31, 2022 and December 31, 2021; issued 13,285,211 and 13,249,802 shares, including those held in treasury, as of March 31, 2022 and December 31, 2021, respectively	13	13
Treasury stock at cost (5,543 shares at March 31, 2022 and December 31, 2021)	(638)	(638)
Additional paid-in capital	1,023,621	1,023,136
Accumulated deficit	(894,879)	(870,357)
Accumulated other comprehensive loss	(568)	(1,017)
Total stockholders’ equity	127,549	151,137
Total liabilities and stockholders’ equity	$424,138	$455,470

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Revenues:
Net product revenues	$18,575	$25,247
Royalty revenues	3,959	3,615
Total net revenues	22,534	28,862
Costs and expenses:
Cost of sales	5,967	11,961
Research and development	1,694	4,749
Selling, general and administrative	26,938	33,968
Amortization of intangible assets	7,691	7,691
Change in fair value of derivative liability	(30)	225
Changes in fair value of acquired contingent consideration	(3,023)	(951)
Total operating expenses	39,237	57,643
Operating loss	(16,703)	(28,781)
Other income (expense), net:
Interest and amortization of debt discount expense	(7,562)	(7,825)
Interest income	1	3
Other income (expense)	—	1
Realized loss on foreign currency transactions	—	(1)
Total other expense, net	(7,561)	(7,822)
Loss before taxes	(24,264)	(36,603)
(Provision for) benefit from income taxes	(258)	3,152
Net loss	$(24,522)	$(33,451)

Net loss per share—basic	$(1.85)	$(3.53)
Net loss per share—diluted	$(1.85)	$(3.53)
Weighted average common shares outstanding used in computing net loss per share—basic	13,251	9,470
Weighted average common shares outstanding used in computing net loss per share—diluted	13,251	9,470

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Net loss	$(24,522)	$(33,451)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	449	1,069
Other comprehensive income (loss), net of tax	449	1,069
Comprehensive income (loss)	$(24,073)	$(32,382)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2021	13,250	$13	$(638)	$1,023,136	$(870,357)	$(1,017)	$151,137
Compensation expense for issuance of stock options to employees	—	—	—	181	—	—	181
Compensation expense for issuance of restricted stock to employees	35	—	—	304	—	—	304
Exercise of stock options	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	449	449
Net loss	—	—	—	—	(24,522)	—	(24,522)
Balance at March 31, 2022	13,285	$13	$(638)	$1,023,621	(894,879)	$(568)	$127,549

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2020	9,476	$9	$(638)	$1,007,790	$(766,403)	$(2,803)	$237,955
Compensation expense for issuance of stock options to employees	—	—	—	483	—	—	483
Compensation expense for issuance of restricted stock to employees	—	—	—	224	—	—	224
Other comprehensive income, net of tax	—	—	—	—	—	1,069	1,069
Net loss	—	—	—	—	(33,451)	—	(33,451)
Balance at March 31, 2021	9,476	$9	$(638)	$1,008,497	$(799,854)	$(1,734)	$206,281

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Cash flows from operating activities:
Net loss	$(24,522)	$(33,451)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	485	707
Amortization of debt discount and debt issuance costs	4,040	4,271
Depreciation and amortization expense	8,534	8,527
Change in acquired contingent consideration obligation	(3,023)	(951)
Non-cash royalty revenue	(2,852)	(3,000)
Deferred tax (benefit) provision	258	(3,152)
Change in derivative liability	(30)	225
Changes in assets and liabilities:
Decrease in accounts receivable	5,012	2,898
Decrease in prepaid expenses and other current assets	66	811
Decrease (increase) in inventory	3,712	(1,006)
Increase in other assets	(858)	—
Decrease in accounts payable, accrued expenses and other current liabilities	(4,209)	(2,567)
Decrease in other non-current liabilities	(250)	(200)
Net cash used in operating activities	(13,637)	(26,888)
Cash flows from investing activities:
Proceeds from sale of Chelsea facility, net	—	73,969
Purchases of property and equipment	(39)	(28)
Purchases of intangible assets	—	(26)
Net cash (used in) provided by investing activities	(39)	73,915
Cash flows from financing activities:
Repayment of loans payable	—	(655)
Net cash provided by (used in) financing activities	—	(655)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(92)	(831)
Net decrease in cash, cash equivalents and restricted cash	(13,768)	45,541
Cash, cash equivalents and restricted cash at beginning of period	65,223	102,895
Cash, cash equivalents and restricted cash at end of period	$51,455	$148,436
Supplemental disclosure:
Cash paid for interest	$—	$6
Cash paid for taxes	5	2

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2021.

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2021. Effective January 1, 2021, the Company adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740). Effective January 1, 2022, the Company adopted ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. The Company’s significant accounting policies have not changed materially from December 31, 2021.

Basis of Presentation

The Company reclassified the net proceeds from the sale of the Chelsea facility of $74.0 million for the quarter ended March 31, 2021 from financing activities to investing activities in the accompanying Consolidated Statement of Cash Flows.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Three-month period ended March 31, 2022		Three-month period ended March 31, 2021
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$45,634	$31,873	$71,369	$116,773
Restricted cash	13,400	13,393	12,917	13,054
Restricted cash non-current	6,189	6,189	18,609	18,609
Total Cash, cash equivalents and restricted cash per statement of cash flows	$65,223	$51,455	$102,894	$148,436

Restricted cash represents an escrow account with funds to maintain the interest payments for an amount equal to all remaining scheduled interest payments on the outstanding convertible senior secured notes due 2024 through the interest payment date of June 1, 2023; and a bank account with funds to cover the Company’s self-funded employee health insurance. At March 31, 2022, the Company also held $0.3 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under facility leases and $5.9 million related to the escrow account for interest payments included in restricted cash non-current in the consolidated balance sheet due to the long-term nature of the letters of credit and interest payments. See Note 10 to the Company’s Consolidated Financial Statements included in this report for a discussion of interest payments on the outstanding convertible senior secured notes due to 2024.

Inventory

The following table provides the major classes of inventory:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$3,663	$3,338
Work-in-progress	—	—
Finished goods	11,173	15,210
Total	$14,836	$18,548

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. On February 10, 2021, the Company completed the sale of its Chelsea, Massachusetts manufacturing operations to Catalent Pharma Solutions. In connection with the sale of the manufacturing operations, the Company transferred approximately $2.3 million of raw materials to Catalent. See Note 12 to the Company’s Consolidated Financial Statements included in this report for a discussion of assets transferred upon the sale. Additionally, in reviewing the inventory for slow moving or obsolete amounts the Company recorded a charge of $1.3 million for the remaining work-in-progress inventory that was scrapped or discarded during the three-month period ended March 31, 2021.

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information to allocate resources to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are derived from the sales of Ampyra and Inbrija in the U.S. for the three-month periods ended March 31, 2022 and 2021.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer and significant negative economic trends. The decline in the trading price of the Company's common stock during the three-month period ended March 31, 2022, and related decrease in the Company's market capitalization, was determined to be a triggering event in connection with the Company's review of the recoverability of its long-lived assets for the three-month period ended March 31, 2022. The Company performed a recoverability test as of March 31, 2022 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. During the three-month period ended March 31, 2022, no other impairment indicators were noted by the Company. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

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

At March 31, 2022, the Company had $31.9 million of cash and cash equivalents, compared to $45.6 million at December 31, 2021. The Company’s March 31, 2022 cash and cash equivalents balance does not include $18.6 million of restricted cash that is currently held in escrow under the terms of its convertible senior secured notes due 2024, which may potentially be released from escrow if the Company pays interest on those notes using shares of its common stock (the amount released would correspond to the amount of interest paid using shares). The Company incurred a net loss of $24.5 million for the three-month period ended March 31, 2022.

Based on the Company’s cash and cash equivalents at March 31, 2022, and the Company’s obligations that are due within the next twelve months, management has concluded that there is no substantial doubt regarding the Company’s ability to meet its obligations within one year after the date the consolidated financial statements are issued.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB is issuing this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2022. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

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

In March, 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminate the accounting guidance for Troubled Debt Restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. This update also includes amendments which require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU is effective for entities that have adopted the amendments in Update 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

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

As of March 31, 2022, the Company had contract liabilities of $5.9 million, which is the upfront payment received as part of the Esteve Germany distribution agreement entered into in 2021. The Company did not have any contract liabilities as of March 31, 2021. The Company did not have any contract assets as of March 31, 2022 or 2021. The Company did not recognize any revenues during the period ended March 31, 2022 from its distribution agreement with Esteve. Esteve expects to launch Inbrija in Germany in June 2022.

The following table disaggregates the Company’s revenue by major source. The Company’s Royalty Revenue set forth below relates to Fampyra royalties payable under the Company’s License and Collaboration Agreement with Biogen. See Note 9 for additional information on the Company’s related payment obligation to HealthCare Royalty Partners, or HCRP, in connection with a 2017 royalty purchase agreement with HCRP.

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Revenues:
Net product revenues:
Ampyra	$14,904	$20,250
Inbrija	3,671	4,996
Other	—	1
Total net product revenues	18,575	25,247
Royalty revenues	3,959	3,615
Total net revenues	$22,534	$28,862

(4) Share-based Compensation

During the three‑month periods ended March 31, 2022 and 2021, the Company recognized share-based compensation expense of $0.5 million and $0.7 million, respectively. Activity in options and restricted stock during the three-month period ended March 31, 2022 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2022 and 2021 were approximately $1.60 and $3.81, respectively.

The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	For the Three-month period ended March 31,
(In thousands)	2022	2021
Research and development expense	$27	$166
Selling, general and administrative expense	457	534
Cost of Sales	1	7
Total	$485	$707

A summary of share-based compensation activity for the three-month period ended March 31, 2022 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2022	1,186	$94.38
Granted	25	2.30
Cancelled	(129)	127.08
Exercised	—	—
Balance at March 31, 2022	1,082	$88.31	6.0	$—
Vested and expected to vest at March 31, 2022	1,070	$89.26	5.9	$—
Vested and exercisable at March 31, 2022	764	$122.60	4.5	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2022	116
Granted	—
Vested	(35)
Forfeited	(4)
Nonvested at March 31, 2022	77

Unrecognized compensation cost for unvested stock options, restricted stock awards, and restricted stock units as of March 31, 2022 totaled $1.6 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

During the three‑month period ended March 31, 2022, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three-month periods ended March 31, 2022 and 2021:

(In thousands, except per share data)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Basic and diluted
Net loss—basic	$(24,522)	$(33,451)
Weighted average common shares outstanding used in computing net loss per share—basic	13,251	9,470
Plus: net effect of dilutive stock options and restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	13,251	9,470
Net loss per share—basic	$(1.85)	$(3.53)
Net loss per share—diluted	$(1.85)	$(3.53)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Denominator
Stock options and restricted common shares	1,299	1,391

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three-month periods ended March 31, 2022 and 2021. Additionally, the impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three-month periods ended March 31, 2022 and 2021.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance and expense recorded on the equity forfeiture.

For the three-month periods ended March 31, 2022 and 2021, the Company recorded a provision of $(0.3) million and a benefit of $3.2 million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended March 31, 2022 and 2021 were (1.1%) and 8.6%, respectively. The variances in the effective tax rates for the three-month period ended March 31, 2022, as compared to the three-month period ended March 31, 2021, was due primarily to the forfeitures of equity of which no tax deduction is recorded and the increase in the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized.

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

The Company has ongoing state examinations in Massachusetts, Minnesota, and New Jersey which cover multiple years. There have been no proposed adjustments at this stage of the examination.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at March 31, 2022, except for the fair value of the Company’s convertible senior notes due December 2024, which was approximately $156.8 million as of March 31, 2022. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
March 31, 2022
Assets Carried at Fair Value:
Money market funds	$12,193	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	46,400
Derivative liability - conversion option	—	—	7
December 31, 2021
Assets Carried at Fair Value:
Money market funds	$12,192	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	49,600
Derivative liability - conversion option	—	—	37

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Acquired contingent consideration:
Balance, beginning of period	$49,600	$48,200
Fair value change to contingent consideration included in the statement of operations	(3,023)	(951)
Royalty payments	(177)	(249)
Balance, end of period	$46,400	$47,000

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, and (ii) discount period and rate. The milestone payments ranged from $0.0 million to $23.0 million for Inbrija. The discount rate used in the valuation was 21.5% for the three-month period ended March 31, 2022. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the three-month periods ended March 31, 2022 and 2021, changes in the fair value of the acquired contingent consideration were primarily due to change in projected revenue and the recalculation of cash flows for the passage of time.

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

Derivative Liability-Conversion Option

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024:

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Derivative Liability-Conversion Option
Balance, beginning of period	$37	$1,193
Fair value adjustment	(30)	225
Balance, end of period	$7	$1,418

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (See Note 10 to the Consolidated Financial Statements included in this report for more information on the Convertible Senior Notes due 2024). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be $18.3 million which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020 net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of March 31, 2022. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the three-month period ended March 31, 2022.

(8) Investments

There were no available-for-sale investments at March 31, 2022 and December 31, 2021, respectively.

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $12.2 million as of March 31, 2022 and December 31, 2021, respectively. There were no short-term investments will original maturities of greater than 3 months but less than 1 year as of March 31, 2022 and December 31, 2021, respectively. Additionally, there were no short-term investments in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at March 31, 2022 or December 31, 2021. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of March 31, 2022 as the Company does not have any short or long-term investments as of March 31, 2022.

(9) Liability Related to Sale of Future Royalties

As of October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (the “Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the Biogen Collaboration Agreement up to an agreed upon threshold of royalties. When this threshold is met, which the Company expects to occur in mid-2022, the Fampyra royalty revenue will revert back to the Company and the Company will continue to receive the Fampyra royalty revenue from Biogen until the revenue stream ends. The Royalty Agreement does not include potential future milestones to be paid by Biogen.

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

The following table shows the activity within the liability account for March 31, 2022 and 2021, respectively:

(In thousands)	March 31, 2022	March 31, 2021
Liability related to sale of future royalties - beginning balance	$4,460	$15,257
Deferred transaction costs amortized	24	70
Non-cash royalty revenue payable to HCRP	(2,852)	(3,000)
Non-cash interest expense recognized	108	330
Liability related to sale of future royalties - ending balance	$1,740	$12,657

(10) Debt

Convertible Senior Secured Notes Due 2024

On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for a combination of newly issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. For each $1,000 principal amount of exchanged 2021 Notes, the Company issued $750 principal amount of the 2024 Notes and made a cash payment of $200 (the “Exchange”). In the aggregate, the Company issued approximately $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders. The Exchange was conducted with a limited number of institutional holders of the 2021 Notes pursuant to Exchange Agreements dated as of December 20, 2019. The 2021 Notes received by the Company in the Exchange were cancelled in accordance with their terms. Accordingly, upon completion of the Exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, the Company repaid the outstanding balance of the 2021 Notes at their maturity date using cash on hand.

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of March 31, 2022.

The outstanding 2024 Note balances as of March 31, 2022 and December 31, 2021 consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(52,236)	(55,975)
Net carrying amount	$154,764	$151,025
Equity component	$18,257	$18,257
Derivative liability-conversion option	$7	$37

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the three -month period ended March 31, 2022, the Company recognized $6.8 million of interest expense related to the 2024 Notes at the effective interest rate of 18.13%. The fair value of the Company’s 2024 Notes was approximately $156.8 million as of March 31, 2022.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the three-month periods ended March 31, 2022 and 2021:

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Contractual interest expense	$3,105	$3,105
Amortization of debt issuance costs	266	222
Amortization of debt discount	3,474	2,910
Total interest expense	$6,845	$6,237

Convertible Senior Notes Due 2021

On June 17, 2014, the Company issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”). On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its then-outstanding 2021 Notes for a combination of newly issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. The 2021 Notes received by the Company in the exchange were cancelled in accordance with their terms. Accordingly, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, the Company repaid the outstanding balance of the 2021 Notes at their maturity date using cash on hand.

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

The following table sets forth total interest expense recognized related to the 2021 Notes for the three-month periods ended March 31, 2022 and 2021:

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Contractual interest expense	$—	$302
Amortization of debt issuance costs	—	52
Amortization of debt discount	—	507
Total interest expense	$—	$861

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. The Company’s leases have remaining lease terms of 0.25 years to 4.75 years. The Company has exercised the option to terminate the Ardsley lease with a termination date of June 22, 2022.

Operating Leases

The Company leases certain office space, manufacturing and warehouse space under arrangements classified as leases under ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Ardsley, New York

In June 2011, the Company entered into a 15-year lease for an aggregate of approximately 138,000 square feet of office and laboratory space in Ardsley, New York. In 2014, the Company exercised its option to expand into an additional 25,405 square feet of office space, which the Company occupied in January 2015.  The Company’s base rent through the June 22, 2022 termination date is $2.4 million. In September 2021, the Company sent the landlord notice of exercise of the Company’s early termination option (the “Early Termination Option”) under the lease. Pursuant to the Early Termination Option, the lease will terminate on June 22, 2022 (the “Early Termination Date”), subject to the conditions that (a) on the last business day before the Early Termination Date, the Company pays an early termination fee of approximately $4.7 million, (b) on the day immediately prior to the Early Termination Date, the Company is not in “Default” under the Lease beyond applicable cure periods, and (c) as of the Early Termination Date, the Company has complied with its end-of-term obligations. The Company is currently evaluating facility alternatives for its corporate operations after its departure from the Ardsley headquarters.

  Chelsea, Massachusetts

The Company’s Civitas subsidiary leased a manufacturing facility in Chelsea, Massachusetts which it used to manufacture Inbrija through February 10, 2021. On February 10, 2021, the Company completed the sale of its Chelsea  manufacturing operations to Catalent Pharma Solutions and assigned the lease of the Chelsea facility to a Catalent affiliate.

  In 2018, the Company initiated a renovation and expansion of a building within the Chelsea manufacturing facility that increased the size of the facility to approximately 95,000 square feet. The project added a new size 7 spray dryer manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing size 4 spray dryer manufacturing production line, and created additional warehousing space for manufactured product. All costs to renovate and expand the facility through the date of assignment to Catalent were borne by the Company. Since the February 10, 2021 sale of the manufacturing operations, Catalent has been responsible for finalizing the expansion, including obtaining needed regulatory approvals. However, given the potential importance of the expansion to the Company’s business, in December 2021 the Company agreed to fund $1.5 million of Catalent’s costs to complete the size 7 spray dryer expansion, which will be payable by the Company in four quarterly installments after the later of January 1, 2024 or FDA qualification and approval for use of the size 7 spray dryer.

Additional Facilities

In October 2016, the Company entered into a 10-year lease agreement with a term commencing January 1, 2017, for approximately 26,000 square feet of lab and office space in Waltham, MA. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $1.2 million per year.

The Company’s leases have remaining lease terms of 0.25 years to 4.75 years, which reflects the exercise of the early termination of the Company’s Ardsley, NY lease as described above. The weighted-average remaining lease term for the

Company’s operating leases was 2.3 years at March 31, 2022. The weighted-average discount rate was 7.13% at March 31, 2022.

ROU assets and lease liabilities related to the Company’s operating leases are as follows:

(In thousands)	Balance Sheet Classification	March 31, 2022	December 31, 2021
Right-of-use assets	Right of use assets	$5,616	$6,751
Current lease liabilities	Current portion of lease liabilities	7,036	8,186
Non-current lease liabilities	Non-current portion of lease liabilities	3,873	4,086

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Operating lease cost	$1,478	$1,586
Variable lease cost	860	1,356
Short-term lease cost	1	305
Total lease cost	$2,339	$3,247

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2022 (excluding the three months ended March 31, 2022)	$6,792
2023	1,216
2024	1,252
2025	1,290
2026	1,328
Later years	—
Total lease payments	11,877
Less: Imputed interest	(968)
Present value of lease liabilities	$10,909

Supplemental cash flow information related to the Company’s operating leases are as follows:

(In thousands)	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,562	$1,522

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

The classification to assets held for sale impacted the net book value of the assets expected to be transferred upon sale. The estimated fair value of the Chelsea manufacturing operations was determined using the purchase price in the purchase agreement along with estimated broker, accounting, legal, and other selling expenses, which resulted in a fair value less costs to sell of approximately $71.8 million. The carrying value of the assets classified as held for sale was approximately $129.7 million, which included property and equipment of $129.6 million and prepaid expenses of $0.1 million. As a result, the Company recorded a loss on assets held for sale of $57.9 million against the Chelsea manufacturing operations. Upon completion of the divestiture, final net proceeds were $74.0 million. Additionally, the expected divestiture of the Chelsea manufacturing operations was not deemed to represent a fundamental strategic shift that would have a major effect on the Company’s operations, and accordingly, the operating results of the Chelsea manufacturing operations were not reported as discontinued operations in the Company’s consolidated statement of income as of December 31, 2020.

In connection with the sale of the Chelsea manufacturing operations, the Company assigned the lease of the Chelsea manufacturing facility to a Catalent affiliate, which had a net carrying value of $(0.5) million as of the close date. During the three-month period ended March 31, 2021, the Company recorded a gain on disposal of approximately $0.5 million based on the net assets transferred and final net proceeds received at the close.

(13) Corporate Restructuring

In January 2021 and September 2021, the Company announced corporate restructurings to reduce costs, more closely align operating expenses with expected revenue, and focus its resources on Inbrija. As part of the January 2021 restructuring, the Company reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of the Company’s Chelsea manufacturing operations). All of the reduction in personnel in connection with the January 2021 restructuring took place during the three-month period ended March 31, 2021. As part of the September 2021 restructuring, the Company reduced headcount by approximately 15% through a reduction in force. Most of this reduction in force took place in September 2021, and was materially completed as of March 31, 2022, with negligible expenses to be incurred in the second quarter of 2022.

During the three-month period ended March 31, 2022, the Company incurred $0.2 million of restructuring charges, substantially all of which were cash expenditures for severance and other employee separation-related costs. Of the restructuring charges, $0.2 million were recorded in selling, general and administrative expenses for the three-month period ended March 31, 2022.

A summary of the restructuring charges for the three-month period ended March 31, 2022 is as follows:

(In thousands)	Restructuring Costs
Restructuring Liability as of December 31, 2021	$1,851
Q1 Restructuring Costs	226
Q1 Restructuring Payments	(1,700)
Restructuring Liability as of March 31, 2022	$377

(14) Commitments and Contingencies

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against the Company with the American Arbitration Association under a September 26, 2003 License Agreement that it originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleges a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and is claiming damages based on unpaid license royalties of $6 million plus interest. The Company believes that it has valid defenses against this claim and intends to defend itself vigorously. While the Company is unable to determine the ultimate outcome of the dispute, the Company determined that it is probable that the Company may incur a liability related to the dispute which the Company estimated could be up to $2 million, inclusive of its legal costs. The Company recorded a liability of $2 million for the year ended December 31, 2020 in accrued expense and other current liabilities related to the dispute. However, the Company notes that depending upon the ultimate outcome of the dispute, the potential liability could be more or less than the amount recorded.

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

On February 10, 2021, the Company sold its Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, the Company entered into a long-term, global manufacturing services (supply) agreement with a Catalent affiliate pursuant to which they have agreed to manufacture Inbrija for the Company at the Chelsea facility. The manufacturing services agreement provides that Catalent will manufacture Inbrija, to the Company’s specifications, and the Company will purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China. Under the Company’s agreement with Catalent, it is obligated to make minimum purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030.

Under the manufacturing services agreement, the Company agreed to purchase from Catalent at least $16 million of Inbrija in 2021 (pro-rated for a partial year) and $18 million of Inbrija each year from 2022 through 2030, subject to reduction in certain cases. In December 2021, the Company and Catalent amended the manufacturing services agreement to adjust the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period is replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap for the Adjustment Period that corresponds to the Company’s original minimum purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021. As a result of the amendment, the Company’s cash balance at the end of 2021 reflected approximately $5.3 million associated with this modified payment schedule. The Company has submitted a binding forecast for Inbrija batches for the Adjustment Period, the total cost of which may equal, but not exceed, the original payment obligation under the manufacturing services agreement.

Additionally, pursuant to the amendment, the Company agreed that it would reimburse a portion of Catalent’s costs in completing the installation and qualification of a larger size 7 spray dryer at the Chelsea manufacturing facility, which the Company believes will be beneficial to its future production needs, in the amount of $1.5 million. This amount will be paid quarterly over a one-year period commencing no sooner than January 1, 2024.

The manufacturing services agreement contains customary representations, warranties and covenants, including with respect to the ownership of any intellectual property created pursuant to the manufacturing services agreement, as well as provisions relating to ordering, payment and shipping terms, regulatory matters, reporting obligations, indemnity, confidentiality and other matters.

During the quarter ended March 31, 2022, the Company incurred approximately $1.4 million of purchase commitments with Catalent, of which $1.1 million are recognized as inventory within the Company’s balance sheet and $0.3 million are recognized as cost of sales within the Company’s consolidated statement of operations for the period. As of March 31, 2022, the minimum remaining purchase commitment to Catalent was $9 million through December 31, 2022, plus any additional payments to Catalent for actual product delivered during the remainder of the Adjustment Period subject to a cap for the Adjustment Period, and $18.0 million annually each year thereafter.

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

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. U.S. Food and Drug Administration (FDA) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercially insured lives and approximately 27% of Medicare plan lives. U.S. net revenue for Inbrija was $3.7 million for the quarter ended March 31, 2022 and $5.0 million for the quarter ended March 31, 2021.

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

We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Spain and Germany. Under the terms of the Germany distribution agreement, in 2021 we received a €5 million (approximately $5.9 million) upfront payment, and we are entitled to receive sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we are entitled to receive a significant double-digit percentage of the Inbrija selling price in exchange for supply of the product. Esteve expects to launch Inbrija in Germany in June 2022 and in Spain in early 2023. Also, in May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A. (known as Biopas Laboratories) to commercialize Inbrija in nine countries within Latin America, including Brazil and Mexico. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones.

Inbrija utilizes our ARCUS platform for inhaled therapeutics. Because of our limited financial resources, we previously suspended work on ARCUS and other proprietary research and development programs. However, we are discussing potential collaborations with other companies that have expressed interest in formulating their novel molecules for pulmonary delivery using ARCUS, and we have already been performing feasibility studies for a number of these opportunities.

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-

listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $14.9 million for the quarter ended March 31, 2022 and $20.3 million for the quarter ended March 31, 2021. Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen, and these challenges could lead to generic competition with Fampyra. For example, we understand that a generic drug manufacturer that has sought to invalidate Fampyra patents in Germany through nullity proceedings has taken steps to initiate a generic launch in Germany. Refer to Legal Proceedings in Part II, Item 1 of this report for more information.

Catalent MSA

In February 2021, in connection with the sale of our former Chelsea, Massachusetts manufacturing operations, we entered into a long-term, global manufacturing services agreement with Catalent for the supply of Inbrija. The Catalent manufacturing services agreement provides that Catalent will manufacture Inbrija, to our specifications, and we will purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China.

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

In September 2021, we sent to BMR-Ardsley Park LLC (“BMR”) notice of exercise of our early termination option (the “Early Termination Option”) under our lease dated as of June 23, 2011, between us and BMR (as amended, the “lease”). The lease is for our Ardsley, N.Y. corporate headquarters, which we believe is substantially larger than our needs for the foreseeable future. Pursuant to the Early Termination Option, the lease will terminate on June 22, 2022 and we will pay an early termination fee of approximately $4.7 million. We are currently evaluating facility alternatives for our corporate operations after our departure from our Ardsley headquarters.

As of March 31, 2022, we had cash, cash equivalents, and restricted cash of approximately $51.5 million. Restricted cash includes $18.6 million in escrow related to the 6% semi-annual interest portion of our convertible senior secured notes due 2024, which interest is payable in cash or stock. If we elect to pay interest due in stock, a corresponding amount of the restricted cash will be released from escrow.

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

Inbrija and ARCUS

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, in December 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. in February 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 96% of commercially insured lives and approximately 27% of Medicare plan lives. U.S. net revenue for Inbrija was $3.7 million for the quarter ended March 31, 2022 and $5.0 million for the quarter ended March 31, 2021.

In September 2019, the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the exit of the UK from the EU, we were granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare Products Regulatory Agency (MHRA) in the UK that was approved in November 2021.

We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Spain and Germany. Under the terms of the Germany distribution agreement, in 2021 we received a €5 million (approximately $5.9 million) upfront payment, and we are entitled to receive sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we are entitled to receive a significant double-digit percentage of the Inbrija selling price in exchange for supply of the product. Esteve expects to launch Inbrija in Germany in June 2022 and in Spain in early 2023. Also, in May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A. (known as Biopas Laboratories) to commercialize Inbrija in nine countries within Latin America, including

Brazil and Mexico. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones.

We market Inbrija in the U.S. using field-based teams supported by our corporate marketing personnel. Our own neuro-specialty sales representatives work in combination with sales representatives provided by contract commercial organizations, and collectively they are currently focused on a priority list of physicians who are high volume prescribers of carbidopa/levodopa and other products indicated to treat OFF episodes. Our field-based teams also include reimbursement and market access specialists, who provide information to physicians and payers on our marketed products, as well as market development specialists who work collaboratively with field-sales teams and corporate personnel to assist in the execution of our strategic initiatives. Our Inbrija field-based and marketing activities are focused on physician awareness and market access as well as patient awareness, education and training. Inbrija is distributed in the U.S. primarily through: AllianceRx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; and ASD Specialty healthcare, Inc. (an AmeriSource Bergen affiliate). Also, we recently implemented an e-prescribing program for the distribution of Inbrija in the U.S. through a specialty pharmacy that supports electronic prescriptions. We believe the convenience of electronic prescribing may be preferred by some physicians and patients.

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

Inbrija utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies. We acquired the ARCUS technology platform as part of our 2014 acquisition of Civitas Therapeutics. We have worldwide rights to our ARCUS drug delivery technology, which is protected by extensive know-how and trade secrets and various U.S. and foreign patents, including patents that protect the Inbrija dry powder capsules beyond 2030. We have several patents listed in the Orange Book for Inbrija, including patents expiring between 2022 and 2032. Inbrija was also entitled to three years of new product exclusivity in the U.S. that expired in December 2021. We have patents in Europe for Inbrija expiring between 2022 and 2033. One of our European patents, EP 3090773B, had been opposed by an unnamed party but in 2021 was maintained as granted by the European Opposition Board. Inbrija also has ten years of market exclusivity in Europe that is set to expire in September 2029.

We believe there are potential opportunities for using ARCUS with central nervous system, or CNS, as well as non-CNS, disorders. Due to several corporate restructurings since 2017 and associated cost-cutting measures, including the corporate restructurings we announced in January and September 2021, we suspended work on ARCUS and other proprietary research and development programs. However, we are discussing potential collaborations with other companies that have expressed interest in formulating their novel molecules for pulmonary delivery using ARCUS, and we have already been performing feasibility studies for a number of these opportunities.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $14.9 million for the quarter ended March 31, 2022 and $20.3 million for the quarter ended March 31, 2021.

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

Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. Until this threshold is met, which we expect to occur in mid-2022, we will not receive Fampyra royalties although we retained the right to receive any potential future milestone payments. The HCRP transaction is accounted for as a liability, as described in Note 9 to our Consolidated Financial Statements included in this report.

Ampyra Patent Update

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Fampyra had ten years of market exclusivity in the European Union that expired in 2021. Accordingly, even though the European patents were upheld by the Technical Board of Appeal of the European Patent Office, Fampyra could potentially face competition from generic drug manufacturers that may seek to challenge Fampyra’s European patents within individual European countries. For example, we understand that a generic drug manufacturer that has sought to invalidate Fampyra patents in Germany through nullity proceedings, as described in the following paragraph, has taken steps to initiate a generic launch in Germany.

On August 20, 2020, ratiopharm Gmbh (an affiliate of Teva Pharmaceutical Industries Ltd.) filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalmfapridine composition to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At an oral hearing in February 2022, the German court dismissed ratiopharm’s action against the ‘536 patent as inadmissible because of ongoing formality proceedings relating to the ‘536 patent in the European Patent Office. At an oral hearing in April 2022, the German court dismissed ratiopharm’s action against the ‘548 patent as inadmissible because of ongoing formality proceedings relating to the ‘548 patent in the European Patent Office. Ratiopharm could appeal these decisions or refile the nullity actions when the formalities are completed at the European Patent Office. On January 11, 2022, STADA Arzneimittel also filed a nullity action against the ‘536 patent in the same court. We are working with Biogen to vigorously defend these actions and enforce our patent rights. Refer to Legal Proceedings in Part II, Item 1 of this report for more information.

Results of Operations

Three-Month Period Ended March 31, 2022 Compared to March 31, 2021

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies, which deliver the medication to patients by mail, and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). We recognized net revenues from the sale of Inbrija of $3.7 million and $5.0 million for the three-month periods ended March 31, 2022 and 2021, respectively, a decrease of $1.3 million or 26%. The decrease in Inbrija net revenues of $1.3 million was composed of a decrease in volume of $0.3 million and an increase in discount and allowance adjustments of $1.2 million, partially offset by an increase in price of $0.2 million for the three-month period ended March 31, 2022. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

Discounts and allowances which are included as an offset in net revenues consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act, the health care reform legislation enacted in 2010. Discounts and allowances may increase as a percentage of sales as we enter into new managed care contracts in the future. Higher discounts and allowances in the three-month period ended March 31, 2022 as compared to the three-month period ended March 31, 2021 were a result of true-ups for the difference between estimated amounts accrued and actual amounts ultimately paid.

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

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $14.9 million and $20.3 million for the three-month periods ended March 31, 2022 and 2021, respectively, a decrease of $5.4 million, or 27%. The decrease in Ampyra net revenues of $5.4 million was composed of a decrease in volume of $3.9 million and an increase in discount and allowance adjustments of $2.3 million, partially offset by an increase in price of $0.8 million for the three-month period ended March 31, 2022. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

Discounts and allowances which are included as an offset in net revenues consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future. Higher discounts and allowances in the three-month period ended March 31, 2022 as compared to the three-month period ended March 31, 2021 were a result of true-ups for the difference between estimated amounts accrued and actual amounts ultimately paid.

We believe that first and fourth quarter revenues for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe specialty pharmacies may increase their inventory anticipation of the holidays and new year. These factors have had a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs fourth quarter revenues increase, and first quarter revenues decrease, on a relative basis.

Other Product Revenues

We recognized $0 and negligible revenues from the sale of other products for the three-month periods ended March 31, 2022 and 2021, respectively.

Royalty Revenues

We recognized $4.0 million and $3.6 million in royalty revenues for the three-month periods ended March 31, 2022 and 2021, respectively, an increase of $0.4 million, or 11%.

Cost of Sales

We recorded cost of sales of $6.0 million for the three-month period ended March 31, 2022 as compared to $12.0 million for the three-month period ended March 31, 2021. Cost of sales for the three-month period ended March 31, 2022 consisted primarily of $5.7 million in inventory costs related to recognized revenues and $0.3 million in royalty fees based on net product shipments. Cost of sales for the three-month period ended March 31, 2021 consisted primarily of $10.3 million in inventory costs related to recognized revenues and $0.3 million in royalty fees based on net product shipments.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended March 31, 2022 and 2021.

Research and Development

Research and development expenses for the three-month period ended March 31, 2022 were $1.7 million as compared to $4.7 million for the three-month period ended March 31, 2021, a decrease of approximately $3.0 million, or 64%. The decrease was primarily due to reductions in Civitas spending of $1.3 million due to the commercialization of Inbrija, reductions of $1.7 million due to restructuring and decrease in several programs to shift focus on Inbrija launch.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2022 were $10.1 million compared to $15.2 million for the three-month period ended March 31, 2021, a decrease of approximately $5.1 million, or 34%. The decrease was primarily due to a decrease in marketing-related spending of $2.2 million for Inbrija, a decrease in overall salaries and benefits of $2.3 million, and a decrease in spending related to marketing for Ampyra of $1.4 million, partially offset by an increase in other selling related expenses of $0.8 million.

General and administrative expenses for the three-month period ended March 31, 2022 were $16.8 million compared to $18.8 million for the three-month period ended March 31, 2021, a decrease of approximately $2.0 million, or 11%. The decrease was primarily due to a decrease in professional fees of $2.0 million, a decrease of $1.5 million in restructuring costs, a decrease in overall salaries and benefit costs of $2.1 million, and a decrease in Civitas spending of $0.4 million due to the sale of the Chelsea facility manufacturing operations, partially offset by an increase in other departmental spending of $4.0 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded negligible income due to the change in the fair value of the derivative liability for the three-month period ended March 31, 2022.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. Acorda acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income relating to changes in the fair value of our acquired contingent consideration of $3.0 million for the three-month period ended March 31, 2022 as compared to income of $1.0 million for the three-month period ended March 31, 2021. The changes in the fair-value of the acquired contingent consideration were primarily due to updates the change in projected revenue and the recalculation of cash flows for the passage of time, as well as a decrease in the discount rate.

Other Expense, Net

Other expense, net was $7.6 million and $7.8 million for the three-month periods ended March 31, 2022 and 2021, respectively.

(Provision for)/Benefit from Income Taxes

For the three-month periods ended March 31, 2022 and 2021, we recorded a provision from income taxes of ($0.3) million and a benefit of $3.2 million, respectively. The effective income tax rates for the three-month periods ended March 31, 2022 and 2021 were (1.1%) and 8.6%, respectively.

The variance in the effective tax rates for the three-month period ended March 31, 2022 as compared to the three-month period ended March 31, 2021 was due primarily to the forfeitures of equity of which no tax deduction is recorded and the increase in the valuation allowance recorded on deferred tax assets for which no tax benefit can be recognized.

We continue to evaluate the realizability of our deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets and liabilities in the future would impact our income taxes.

We have ongoing state examinations in Massachusetts, Minnesota, and New Jersey which cover multiple years. There have been no proposed adjustments at this stage of the examination.

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

At March 31, 2022, we had $31.9 million of cash and cash equivalents, compared to $45.6 million at December 31, 2021. Our March 31, 2022 cash and cash equivalents balance does not include $18.6 million of restricted cash that is currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock (the amount released would correspond to the amount of interest paid using shares). We incurred a net loss of $24.5 million for the three-month period ended March 31, 2022.

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

•	the extent to which we make required interest payments relating to our 2024 Notes, as defined below under Financing Arrangements, using shares of our common stock rather than cash;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; and
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

Financing Arrangements

Convertible Senior Secured Notes Due 2024

On December 24, 2019, we completed the private exchange of $276.0 million aggregate principal amount of  our outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for a combination of newly issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. For each $1,000 principal amount of exchanged 2021 Notes, we issued $750 principal amount of the 2024 Notes and made a cash payment of $200 (the “Exchange”). In the aggregate, we issued approximately $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders. The Exchange was conducted with a limited number of institutional holders of the 2021 Notes pursuant to Exchange Agreements dated as of December 20, 2019. The 2021 Notes received by us in the Exchange were cancelled in accordance with their terms. Accordingly, upon completion of the Exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, we repaid the outstanding balance of the 2021 Notes at their maturity date using cash on hand.

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

Subject to a number of exceptions and qualifications, the 2024 Indenture restricts our ability and the ability of certain of our subsidiaries to, among other things, (i) pay dividends or make other payments or distributions on their capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) make certain investments, (iii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, which includes, among other items, indebtedness incurred to refinance the 2021 Notes, (iv) create liens on their assets, (v) sell their assets, (vi) enter into certain transactions with affiliates or (vii) merge, consolidate or sell of all or substantially all of their assets. The 2024 Indenture also requires us to make an offer to repurchase the 2024 Notes upon the occurrence of certain asset sales.

The 2024 Indenture provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest for 30 days, (ii) failure to pay the 2024 Notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to convert the 2024 Notes in accordance with the 2024 Indenture and the failure continues for five business days, (iv) not issuing certain notices required by the 2024 Indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the 2024 Indenture for 60 days following the receipt of a notice of non-compliance, (vi) a default or other failure by us to make required payments under our or certain of our subsidiaries; other indebtedness having an outstanding principal amount of $30.0 million or more, (vii) failure by us or certain of our subsidiaries to pay final judgments aggregating in excess of $30.0 million, (viii) certain events of bankruptcy or insolvency and (ix) the commercial launch in the United States of a product determined by the U.S. FDA to be bioequivalent to Inbrija. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 2024 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2024 Notes may declare all the notes to be due and payable immediately.

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

We received stockholder approval on August 28, 2020 to increase the number of authorized shares of our common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, we determined that multiple embedded conversion options met the conditions for equity classification. We performed a valuation of these conversion options as of September 17, 2020, which was the date we completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. We performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of March 31, 2022. The outstanding 2024 Note balances as of March 31, 2022 consisted of the following:

(In thousands)	March 31, 2022
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(52,236)
Net carrying amount	$154,764
Equity component	$18,257
Derivative liability-conversion Option	$7

Convertible Senior Notes Due 2021

In June 2014, we issued $345 million aggregate principal amount of 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”). On December 24, 2019, we completed the private exchange of $276.0 million aggregate principal amount of then-outstanding 2021 Notes for a combination of newly issued 6.00% Convertible Senior Secured Notes due 2024 and cash. Accordingly, upon completion of the exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, we repaid the outstanding balance of the 2021 Notes at their maturity date using cash on hand.

Non-Convertible Capital Loans

Our Biotie subsidiary received fourteen non-convertible capital loans granted by Business Finland (formerly Tekes) for research and development of specific drug candidates, with an aggregate adjusted acquisition-date fair value of $20.5 million (€18.2 million) and an aggregate carrying value of $27.7 million as of March 31, 2022. The loans bear interest based on the greater of 3% or the base rate set by Finland’s Ministry of Finance minus one percentage point. The maturity dates for these loans range from eight to ten years from the date of issuance. However, the loans are to be repaid only when the consolidated retained earnings of Biotie from the development of the specific product candidates that are the subject of the loans is sufficient to fully repay the loans. As of March 31, 2022, Biotie had approximately $14.5 million in cash, which is not available for use in domestic operations without repatriation.

Research and Development Loans

In addition to the non-convertible capital loans described above, Research and Development Loans (“R&D loans”) were granted to Biotie by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0 as of March 31, 2022. These loans were repaid in equal annual installments from January 2017 through January 2021.

Cash and Cash Equivalents

At March 31, 2022, cash and cash equivalents were approximately $31.9 million, as compared to $45.6 million at December 31, 2021. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our March 31, 2022 cash and cash equivalents balance does not include $18.6 million of restricted cash that is currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock (the amount released would correspond to the amount of interest paid using shares).

Net Cash Used in Operations

Net cash used in operations was $13.6 million for the three-month period ending March 31, 2022. Cash used by operations for the three-month period ended March 31, 2022 was primarily due to a net loss of $24.5 million, a change in acquired contingent consideration obligation of $3.0 million, non-cash royalty revenue of $2.9 million, a decrease in other non-current liabilities of $0.2 million, a decrease in accounts payable, accrued expenses and other current liabilities of $4.2 million, and an increase in other assets of $0.9 million. This was partially offset by share based compensation expense of $0.5 million, amortization of debt discount and debt issuance costs of $4.0 million, depreciation and amortization of $8.5 million, a decrease in accounts receivable of $5.0 million, a decrease in inventory of $3.7 million, a tax provision of $0.3 million and a decrease in prepaid expenses and other assets of $0.1 million.

Net Cash Used in Investing

Net cash used in investing activities for the three-month period ended March 31, 2022 was due primarily to negligible purchases of property and equipment and intangible assets.

Net Cash Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2022 was $0.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2021. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our research and development activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. As of March 31, 2022, we have inventory-related purchase commitments of approximately $4.7 million, as compared to $2.7 million as of March 31, 2021. Under our agreement with Catalent, we are obligated to make minimum purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030. As of March 31, 2022, the minimum remaining purchase commitment to Catalent was $9 million through December 31, 2022, plus any additional payments to Catalent for actual product delivered during the remainder of the Adjustment Period subject to the cap of the Adjustment Period, and $18 million annually each year thereafter.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021. Effective January 1, 2021, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740). Effective January 1, 2022, we adopted ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. Other than the adoption of these new accounting guidance, our significant accounting policies have not changed materially from December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2022, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, these officers have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 20, 2020, ratiopharm Gmbh (an affiliate of Teva Pharmaceutical Industries Ltd.) filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalmfapridine composition to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At an oral hearing in February 2022, the German court dismissed ratiopharm’s action against the ‘536 patent as inadmissible because of ongoing formality proceedings relating to the ‘536 patent in the European Patent Office. At an oral hearing in April 2022, the German court dismissed ratiopharm’s action against the ‘548 patent as inadmissible because of ongoing formality proceedings relating to the ‘548 patent in the European Patent Office. Ratiopharm could appeal these decisions or refile the nullity actions when the formalities are completed at the European Patent Office. We understand that ratiopharm has taken steps to initiate a generic launch in Germany, notwithstanding the dismissals of the nullity actions. On January 11, 2022, STADA Arzneimittel also filed a nullity action against the ‘536 patent in the same court. We are working with Biogen to vigorously defend these actions and enforce our patent rights.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in our Quarterly Reports subsequently filed during the current fiscal year, all of which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: May 13, 2022		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael A. Gesser
Date: May 13, 2022		Michael A. Gesser Chief Financial Officer (Principal Financial and Accounting Officer)