Form 10-Q
period 2022-06-30
ACORDA THERAPEUTICS INC
filed 2022-08-09
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-31938

ACORDA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3831168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Blue Hill Plaza, 3rd Floor, Pearl River, New York	10965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 347-4300

420 Saw Mill River Road, Ardsley, New York  10502

(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	ACOR	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2022
Common Stock, $0.001 par value per share	24,277,683 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: We may not be able to successfully market Ampyra, Inbrija or any other products under development; the COVID-19 pandemic, including related restrictions on in-person interactions and travel, and the potential for illness, quarantines, and vaccine mandates affecting our management, employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; our ability to attract and retain key management and other personnel, or maintain access to expert advisors; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures; risks associated with the trading of our common stock, including the potential delisting of our common stock from the Nasdaq Global Select Market and actions that we may take, such as a reverse stock split, in order to attempt to maintain such listing; risks related to our corporate restructurings, including our ability to outsource certain operations, realize expected cost savings and maintain the workforce needed for continued operations; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third-party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; reliance on collaborators and distributors to commercialize Inbrija and Ampyra outside the U.S.; competition for Inbrija and Ampyra, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions because, among other reasons, acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija or from other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class-action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third-party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the date of this report except as may be required by law.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,127	$45,634
Restricted cash	13,113	13,400
Trade accounts receivable, net of allowances of $820 and $1,012, as of June 30, 2022 and December 31, 2021, respectively	14,270	17,002
Prepaid expenses	5,840	6,574
Inventory, net	15,321	18,548
Other current assets	4,851	999
Total current assets	76,522	102,157
Property and equipment, net of accumulated depreciation	3,023	4,382
Intangible assets, net of accumulated amortization	320,472	335,980
Right of use asset, net of accumulated amortization	5,792	6,751
Restricted cash	255	6,189
Other assets	248	11
Total assets	$406,312	$455,470
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,958	$10,845
Accrued expenses and other current liabilities	29,690	28,605
Current portion of liability related to sale of future royalties	—	4,460
Current portion of lease liabilities	1,347	8,186
Current portion of acquired contingent consideration	2,125	1,929
Total current liabilities	41,120	54,025
Convertible senior notes	158,674	151,025
Derivative liability	—	37
Non-current portion of acquired contingent consideration	40,775	47,671
Non-current portion of lease liabilities	4,895	4,086
Non-current portion of loans payable	26,302	27,645
Deferred tax liability	40,813	13,930
Other non-current liabilities	5,826	5,914
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares at June 30, 2022 and December 31, 2021; no shares issued as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value per share. Authorized 61,666,666 shares at June 30, 2022 and December 31, 2021; issued 24,277,417 and 13,249,802 shares, including those held in treasury, as of June 30, 2022 and December 31, 2021, respectively	24	13
Treasury stock at cost (5,543 shares at June 30, 2022 and December 31, 2021)	(638)	(638)
Additional paid-in capital	1,029,344	1,023,136
Accumulated deficit	(941,561)	(870,357)
Accumulated other comprehensive loss	738	(1,017)
Total stockholders’ equity	87,907	151,137
Total liabilities and stockholders’ equity	$406,312	$455,470

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Revenues:
Net product revenues	$27,484	$28,199	$46,059	$53,446
Royalty revenues	3,567	3,586	7,526	7,201
Total net revenues	31,051	31,785	53,585	60,647
Costs and expenses:
Cost of sales	8,800	11,324	14,768	23,285
Research and development	1,525	2,374	3,219	7,123
Selling, general and administrative	30,067	32,368	57,005	66,336
Amortization of intangible assets	7,691	7,691	15,382	15,382
Change in fair value of derivative liability	(7)	(805)	(37)	(580)
Changes in fair value of acquired contingent consideration	(3,110)	(5,478)	(6,133)	(6,429)
Total operating expenses	44,966	47,474	84,204	105,117
Operating loss	(13,915)	(15,689)	(30,619)	(44,470)
Other income (expense), net:
Interest and amortization of debt discount expense	(7,474)	(7,705)	(15,036)	(15,530)
Interest income	20	1	21	4
Other income (expense)	1,250	—	1,250	1
Realized loss on foreign currency transactions	—	(2)	—	(3)
Total other expense, net	(6,204)	(7,706)	(13,765)	(15,528)
Loss before taxes	(20,119)	(23,395)	(44,384)	(59,998)
(Provision for) benefit from income taxes	(26,563)	531	(26,821)	3,683
Net loss	$(46,682)	$(22,864)	$(71,205)	$(56,315)

Net loss per share—basic	$(2.78)	$(2.29)	$(4.74)	$(5.79)
Net loss per share—diluted	$(2.78)	$(2.29)	$(4.74)	$(5.79)
Weighted average common shares outstanding used in computing net loss per share—basic	16,783	9,992	15,026	9,733
Weighted average common shares outstanding used in computing net loss per share—diluted	16,783	9,992	15,026	9,733

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Net loss	$(46,682)	$(22,864)	$(71,205)	$(56,315)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,306	(99)	1,755	970
Other comprehensive income (loss), net of tax	1,306	(99)	1,755	970
Comprehensive income (loss)	$(45,376)	$(22,963)	$(69,450)	$(55,345)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2021	13,250	$13	$(638)	$1,023,136	$(870,357)	$(1,017)	$151,137
Compensation expense for issuance of stock options to employees	—	—	—	181	—	—	181
Compensation expense for issuance of restricted stock to employees	35	—	—	304	—	—	304
Other comprehensive income, net of tax	—	—	—	—	—	449	449
Net loss	—	—	—	—	(24,522)	—	(24,522)
Balance at March 31, 2022	13,285	$13	$(638)	$1,023,621	(894,879)	$(568)	$127,549
Compensation expense for issuance of stock options to employees	—	—	—	471	—	—	471
Interest payment for convertible notes	10,992	11	—	5,252	—	—	5,263
Other comprehensive income, net of tax	—	—	—	—	—	1,306	1,306
Net loss	—	—	—	—	(46,682)	—	(46,682)
Balance at June 30, 2022	24,277	$24	$(638)	$1,029,344	$(941,561)	$738	$87,907

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2020	9,476	$9	$(638)	$1,007,790	$(766,403)	$(2,803)	$237,955
Compensation expense for issuance of stock options to employees	—	—	—	483	—	—	483
Compensation expense for issuance of restricted stock to employees	—	—	—	224	—	—	224
Other comprehensive income, net of tax	—	—	—	—	—	1,069	1,069
Net loss	—	—	—	—	(33,451)	—	(33,451)
Balance at March 31, 2021	9,476	$9	$(638)	$1,008,497	$(799,854)	$(1,734)	$206,279
Compensation expense for issuance of stock options to employees	—	—	—	498	—	—	498
Compensation expense for issuance of restricted stock to employees	—	—	—	456	—	—	456
Interest payment for convertible notes	1,636	2	—	6,208	—	—	6,210
Other comprehensive loss, net of tax	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	(22,864)	—	(22,864)
Balance at June 30, 2021	11,112	11	(638)	1,015,659	(822,718)	(1,833)	190,481

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Cash flows from operating activities:
Net loss	$(71,205)	$(56,315)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	956	1,661
Amortization of debt discount and debt issuance costs	8,278	8,575
Depreciation and amortization expense	16,976	17,161
Change in acquired contingent consideration obligation	(6,133)	(6,429)
Non-cash royalty revenue	(4,762)	(5,972)
Deferred tax provision (benefit)	26,884	(3,683)
Change in derivative liability	(37)	(580)
Changes in assets and liabilities:
Decrease in accounts receivable	2,732	6,183
(Increase) decrease in prepaid expenses and other current assets	(1,214)	1,206
Decrease in inventory	3,227	1,054
Increase in other assets	(237)	—
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(3,211)	1,979
Decrease in other non-current liabilities	(405)	(416)
Net cash used in operating activities	(28,151)	(35,576)
Cash flows from investing activities:
Proceeds from sale of Chelsea facility, net	—	73,969
Purchases of property and equipment	(109)	(164)
Purchases of intangible assets	—	(26)
Net cash (used in) provided by investing activities	(109)	73,779
Cash flows from financing activities:
Repayment of Convertible Senior Notes Due 2021	—	(69,000)
Repayment of loans payable	—	(655)
Net cash used in financing activities	—	(69,655)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(468)	(447)
Net decrease in cash, cash equivalents and restricted cash	(28,728)	(31,898)
Cash, cash equivalents and restricted cash at beginning of period	65,223	102,895
Cash, cash equivalents and restricted cash at end of period	$36,495	$70,996
Supplemental disclosure:
Cash paid for interest	$947	$6
Cash paid for taxes	133	23

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2021.

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

Basis of Presentation

The Company reclassified the net proceeds from the sale of the Chelsea facility of $74.0 million for the six-month period ended June 30, 2021 from financing activities to investing activities in the accompanying Consolidated Statement of Cash Flows.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Six-month period ended June 30, 2022		Six-month period ended June 30, 2021
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$45,634	$23,127	$71,369	$45,714
Restricted cash	13,400	13,113	12,917	12,883
Restricted cash non-current	6,189	255	18,609	12,399
Total Cash, cash equivalents and restricted cash per statement of cash flows	$65,223	$36,495	$102,895	$70,996

Restricted cash represents an escrow account with funds to maintain the interest payments for an amount equal to all remaining scheduled interest payments on the outstanding convertible senior secured notes due 2024 through the interest payment date of June 1, 2023; and a bank account with funds to cover the Company’s self-funded employee health insurance. At June 30, 2022, the Company also held $0.3 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under facility leases. See Note 10 to the Company’s Consolidated Financial Statements included in this report for a discussion of interest payments on the outstanding convertible senior secured notes due to 2024.

Inventory

The following table provides the major classes of inventory:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$3,410	$3,338
Work-in-progress	—	—
Finished goods	11,911	15,210
Total	$15,321	$18,548

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information to allocate resources to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are substantially derived from the sales of Ampyra and Inbrija in the U.S. for the three- and six-month periods ended June 30, 2022 and 2021.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer and significant negative economic trends. The decline in the trading price of the Company's common stock during the six-month period ended June 30, 2022, and related decrease in the Company's market capitalization, was determined to be a triggering event in connection with the Company's review of the recoverability of its long-lived assets for the six-month period ended June 30, 2022. The Company performed a recoverability test as of June 30, 2022 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. During the six-month period ended June 30, 2022, no other impairment indicators were noted by the Company. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

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

At June 30, 2022, the Company had $23.1 million of cash and cash equivalents, compared to $45.6 million at December 31, 2021. The Company’s June 30, 2022 cash and cash equivalents balance does not include $12.4 million of restricted cash that is currently held in escrow under the terms of its convertible senior secured notes due 2024, which may potentially be released from escrow if the Company pays interest on those notes using shares of its common stock (the amount released would correspond to the amount of interest paid using shares). The Company incurred a net loss of $71.2 million for the six-month period ended June 30, 2022.

The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance date of these financial statements. However, the Company’s future requirements may change and will depend on numerous factors.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there was a subsequent events that required disclosure or adjustment in these financial statements. See Note 15 to the Company’s Consolidated Financial Statements included in this report for a discussion of subsequent events.

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

As of June 30, 2022, the Company had contract liabilities of $6.2 million, which is the upfront payment received as part of the Esteve Germany distribution agreement entered into in 2021, and pre-payment of product ordered as part of the Esteve Spain supply agreement entered into in 2021. The Company did not have any contract liabilities as of June 30, 2021. The Company did not have any contract assets as of June 30, 2022 or 2021. The company entered into distribution and supply agreements with Esteve Pharmaceuticals, which launched Inbrija in Germany in June 2022. The Company recognized $1.9 million of revenues during the period ended June 30, 2022 from the supply agreement with Esteve Pharmaceuticals.

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

(In thousands)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Revenues:
Net product revenues:
Ampyra	$18,178	$21,759	$33,082	$42,009
Inbrija U.S.	7,437	6,440	11,108	11,436
Inbrija ex-U.S.	1,868	—	1,868	—
Other	—	—	—	1
Total net product revenues	27,484	28,199	46,059	53,446
Royalty revenues	3,567	3,586	7,526	7,201
Total net revenues	$31,051	$31,785	$53,585	$60,647

(4) Share-based Compensation

During the three‑month periods ended June 30, 2022 and 2021, the Company recognized share-based compensation expense of $0.5 million and $1.0 million, respectively. During the six-month periods ended June 30, 2022 and 2021, the Company recognized share-based compensation expense of $1.0 and $1.7 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2022 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2022 and 2021 were approximately $0.58 and $2.56, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2022 and 2021 were approximately $0.85 and $2.58, respectively.

The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	For the three-month period ended June 30,		For the six-month period ended June 30,
(In thousands)	2022	2021	2022	2021
Research and development expense	$25	$208	$52	$374
Selling, general and administrative expense	446	737	903	1,271
Cost of Sales	—	9	1	16
Total	$471	$954	$956	$1,661

A summary of share-based compensation activity for the six-month period ended June 30, 2022 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2022	1,186	$94.38
Granted	95	1.21
Cancelled	(175)	134.93
Exercised	—	—
Balance at June 30, 2022	1,106	$79.94	6.2	$4
Vested and expected to vest at June 30, 2022	1,087	$81.24	6.1	$4
Vested and exercisable at June 30, 2022	743	$116.80	4.6	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2022	116
Granted	—
Vested	(35)
Forfeited	(6)
Nonvested at June 30, 2022	75

Unrecognized compensation cost for unvested stock options, restricted stock awards, and restricted stock units as of June 30, 2022 totaled $1.2 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

During the six‑month periods ended June 30, 2022, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2022 and 2021:

(In thousands, except per share data)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Basic and diluted
Net loss—basic	$(46,682)	$(22,864)	$(71,205)	$(56,315)
Net income (loss)—diluted	$(46,682)	$(22,864)	$(71,205)	$(56,315)

Weighted average common shares outstanding used in computing net loss per share—basic	16,783	9,992	15,026	9,733
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	16,783	9,992	15,026	9,733
Net loss per share—basic	$(2.78)	$(2.29)	$(4.74)	$(5.79)
Net loss per share—diluted	$(2.78)	$(2.29)	$(4.74)	$(5.79)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Denominator
Stock options and restricted common shares	1,177	1,451	1,176	1,446

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three- and six-month periods ended June 30, 2022 and 2021. Additionally, the impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three- and six-month periods ended June 30, 2022 and 2021.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance and expense recorded on the equity forfeiture.

For the three-month periods ended June 30, 2022 and 2021, the Company recorded a provision of $(26.6) million and a benefit of $0.5 million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2022 and 2021 were (132.0%) and 2.3%, respectively. The variances in the effective tax rates for the three-month period ended June 30, 2022, as compared to the three-month period ended June 30, 2021, was primarily due to an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, which increase includes the valuation allowance due to a deemed ownership change described below.

For the six-month periods ended June 30, 2022 and 2021, the Company recorded a provision from income taxes of $(26.8) million and a benefit of $3.7 million, respectively. The effective income tax rates for the six-month periods ended June 30, 2022 and 2021 were (60.4%) and 6.2%, respectively. The variance in the effective tax rates for the six-month period ended June 30, 2022 as compared to the six-month period ended June 30, 2021 was due primarily to forfeitures of equity of which no tax deduction is recorded and an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, which increase includes the valuation allowance due to a deemed ownership change described below.

The increase in the valuation allowance recorded on the Company’s deferred tax assets during the quarter ended June 30, 2022, is substantially the result of the application of Section 382 of the Internal Revenue Code. The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period (“ownership change”). In the event of such a deemed ownership change, Section 382 imposes an annual limitation on pre-ownership change tax attributes. In the quarter ended June 30, 2022, the Company experienced an ownership change under Section 382 due to cumulative changes in the Company’s ownership over three years. Accordingly, the Company's ability to utilize NOL’s and tax credit carryforwards attributable to periods prior to the deemed ownership change is subject to the annual limitation. As a result of the impact of this limitation, the Company recorded a tax provision of approximately $27.4 million, which is reflected in the increase to the valuation allowance on deferred tax assets in the quarter ended June 30, 2022, resulting in a reduction of the Company’s deferred tax assets with no impact to cash.

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

The Company has ongoing state examinations in Massachusetts and New Jersey which cover multiple years. There have been no proposed adjustments at this stage of the examination. The Minnesota examination was finalized during the second quarter of 2022 for years 2018 and 2019 with no adjustments.

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at June 30, 2022, except for the fair value of the Company’s convertible senior notes due December 2024, which was approximately $157.3 million as of June 30, 2022. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
June 30, 2022
Assets Carried at Fair Value:
Money market funds	$4,201	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	42,900
Derivative liability - conversion option	—	—	—
December 31, 2021
Assets Carried at Fair Value:
Money market funds	$12,192	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	49,600
Derivative liability - conversion option	—	—	37

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Acquired contingent consideration:
Balance, beginning of period	$46,400	$47,000	$49,600	$48,200
Fair value change to contingent consideration included in the statement of operations	(3,110)	(5,478)	(6,133)	(6,429)
Royalty payments	(390)	(322)	(567)	(571)
Balance, end of period	$42,900	$41,200	$42,900	$41,200

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, and (ii) discount period and rate. The milestone payments ranged from $0 million to $20.7 million for Inbrija. The discount rate used in the valuation was 22% for the three- and six-month period ended June 30, 2022. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the six-month periods ended June 30, 2022 and 2021, changes in the fair value of the acquired contingent consideration were primarily due to change in projected revenue and the recalculation of cash flows for the passage of time.

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

Derivative Liability-Conversion Option

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024:

(In thousands)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Derivative Liability-Conversion Option
Balance, beginning of period	$7	$1,418	$37	$1,193
Fair value adjustment	(7)	(805)	(37)	(580)
Balance, end of period	$—	$613	$—	$613

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (See Note 10 to the Consolidated Financial Statements included in this report for more information on the Convertible Senior Notes due 2024). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be $18.3 million which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020 net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of June 30, 2022. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the six-month period ended June 30, 2022.

(8) Investments

There were no available-for-sale investments at June 30, 2022 and December 31, 2021, respectively.

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $4.2 million and $12.2 million as of June 30, 2022 and December 31, 2021, respectively. There were no short-term investments will original maturities of greater than 3 months but less than 1 year as of June 30, 2022 and December 31, 2021, respectively. Additionally, there were no short-term investments in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at June 30, 2022 or December 31, 2021. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of June 30, 2022 as the Company does not have any short or long-term investments as of June 30, 2022.

(9) Liability Related to Sale of Future Royalties

As of October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (the “Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the Biogen Collaboration Agreement up to an agreed upon threshold of royalties. This threshold was met during the second quarter of 2022 and our obligations to HCRP will expire upon Biogen’s payment of royalties for that quarter. The Royalty Agreement does not include potential future milestones to be paid by Biogen.

Since the Company maintained rights under the Biogen Collaboration Agreement, therefore, the Royalty Agreement has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement, in accordance with the relevant accounting guidance. The Company recorded the receipt of the $40 million payment from HCRP and established a corresponding liability in the amount of $40 million, net of transaction costs of approximately $2.2 million. The net liability is classified between the current and non-current portion of liability related to the sale of future royalties in the consolidated balance sheets based on the recognition of the interest and principal payments to be received by HCRP in the 12 months following the financial statement reporting date. The total net royalties to be paid, less the net proceeds received, is recorded to interest expense using the effective interest method over the life of the Royalty Agreement. The Company estimates the payments to be made to HCRP over the term of the Royalty Agreement based on forecasted royalties and calculates the interest rate required to discount such payments back to the liability balance. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, the Company reassess the effective interest rate and adjust the rate prospectively as necessary.

The Company has a liability related to the sale of future royalties of $0 and $10.1 million for the periods ending June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company has reflected the final payment due to HCRP of $1.9 million within accrued expenses and other current liabilities, which will be settled in the normal course of business.

The following table shows the activity within the liability account for the six-month period ended June 30, 2022 and 2021, respectively:

(In thousands)	June 30, 2022	June 30, 2021
Liability related to sale of future royalties - beginning balance	$4,460	$15,257
Deferred transaction costs amortized	33	138
Non-cash royalty revenue payable to HCRP	(4,739)	(5,972)
Non-cash interest expense recognized	246	641
Liability related to sale of future royalties - ending balance	$—	$10,064

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

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. Under the 2024 Indenture, the Company may elect to pay interest in cash or shares of the Company’s common stock, subject to the satisfaction of certain conditions. If the Company elects to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date. Based on the current market price of the Company’s common stock and the Company’s remaining authorized shares of common stock that are not reserved for other purposes, the Company believes that for the foreseeable future interest payments on the 2024 notes will have to be made in cash.

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of June 30, 2022.

The outstanding 2024 Note balances as of June 30, 2022 and December 31, 2021 consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(48,326)	(55,975)
Net carrying amount	$158,674	$151,025
Equity component	$18,257	$18,257
Derivative liability-conversion option	$—	$37

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the three- and six-month periods ended June 30, 2022, the Company recognized $7.0 million and $13.9 million, respectively, of interest expense related to the 2024 Notes at the effective interest rate of 18.13%. The fair value of the Company’s 2024 Notes was approximately $157.3 million as of June 30, 2022.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the three- and six-month periods ended June 30, 2022 and 2021:

(In thousands)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Contractual interest expense	$3,105	$3,105	$6,210	$6,210
Amortization of debt issuance costs	278	233	543	455
Amortization of debt discount	3,631	3,041	7,105	5,951
Total interest expense	$7,014	$6,379	$13,858	$12,616

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

The following table sets forth total interest expense recognized related to the 2021 Notes for the three- and six-month periods ended June 30, 2022 and 2021:

(In thousands)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Contractual interest expense	$—	$126	$—	$428
Amortization of debt issuance costs	—	44	—	95
Amortization of debt discount	—	427	—	934
Total interest expense	$—	$597	$—	$1,457

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. The Company’s leases have remaining lease terms of 4.5 years to 6 years. The Company has exercised the option to terminate the Ardsley lease with a termination date of June 22, 2022.

Operating Leases

The Company leases certain office space, manufacturing and warehouse space under arrangements classified as leases under ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Ardsley, New York

The Company was previously headquartered at a leased facility in Ardsley, New York with approximately 160,000 square feet of space. In September 2021, the Company sent the landlord notice of exercise of its early termination option under the lease, which was effective on June 22, 2022. In connection with the lease termination, the Company paid an early termination fee of approximately $4.7 million. Concurrent with the Ardsley lease termination, in June 2022, the Company relocated its corporate headquarters to a substantially smaller subleased office in Pearl River, New York, described below.

Pearl River, New York

In June 2022, the Company entered into a 6-year sublease for an aggregate of approximately 21,000 square feet of space in Pearl River, New York. The Company has no options to extend the term of the sublease. The Pearl River sublease provides for monthly payments of rent during the lease term. The base rent is currently $0 through December 31, 2022, with payments commencing on January 1, 2023 with a base rent of $0.3 million per year, subject to an annual 2.0% escalation factor in each subsequent year thereafter.

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

The Company’s leases have remaining lease terms of 4.5 years to 6 years, which reflects the exercise of the early termination of the Company’s Ardsley, NY lease as described above. The weighted-average remaining lease term for the Company’s operating leases was 4.8 years at June 30, 2022. The weighted-average discount rate was 7.86% at June 30, 2022.

ROU assets and lease liabilities related to the Company’s operating leases are as follows:

(In thousands)	Balance Sheet Classification	June 30, 2022	December 31, 2021
Right-of-use assets	Right of use assets	$5,792	$6,751
Current lease liabilities	Current portion of lease liabilities	1,347	8,186
Non-current lease liabilities	Non-current portion of lease liabilities	4,895	4,086

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended June 30, 2022	Three-month period ended June 30, 2021	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Operating lease cost	$1,482	$1,408	$2,959	$2,994
Variable lease cost	968	979	1,827	2,335
Short-term lease cost	5	185	6	490
Total lease cost	$2,455	$2,572	$4,792	$5,819

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2022 (excluding the three months ended June 30, 2022)	$590
2023	1,546
2024	1,588
2025	1,633
2026	1,678
Later years	539
Total lease payments	7,574
Less: Imputed interest	(1,332)
Present value of lease liabilities	$6,242

Supplemental cash flow information related to the Company’s operating leases are as follows:

(In thousands)	Six-month period ended June 30, 2022	Six-month period ended June 30, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$6,039	$3,051

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

(13) Corporate Restructuring

In January 2021 and September 2021, the Company announced corporate restructurings to reduce costs, more closely align operating expenses with expected revenue, and focus its resources on Inbrija. As part of the January 2021 restructuring, the Company reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of the Company’s Chelsea manufacturing operations). All of the reduction in personnel in connection with the January 2021 restructuring took place during the three-month period ended March 31, 2021. As part of the September 2021 restructuring, the Company reduced headcount by approximately 15% through a reduction in force. Most of this reduction in force took place in September 2021, and was materially completed as of March 31, 2022, with negligible expenses incurred in the second quarter of 2022.

During the six-month period ended June 30, 2022, the Company incurred $0.3 million of restructuring charges, substantially all of which were cash expenditures for severance and other employee separation-related costs. Of the restructuring charges, $0.3 million were recorded in selling, general and administrative expenses for the six-month period ended June 30, 2022.

A summary of the restructuring charges for the six-month period ended June 30, 2022 is as follows:

(In thousands)	Restructuring Costs
Restructuring Liability as of December 31, 2021	$1,851
Q1 Restructuring Costs	226
Q1 Restructuring Payments	(1,700)
Restructuring Liability as of March 31, 2022	$377
Q2 Restructuring Costs	25
Q2 Restructuring Payments	(145)
Restructuring Liability as of June 30, 2022	$257

(14) Commitments and Contingencies

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against the Company with the American Arbitration Association under a September 26, 2003 License Agreement that it originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleged a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and claimed damages based on unpaid license royalties of $6 million plus interest. On June 28, 2022, the Company settled DRI’s claim in exchange for a payment by the Company to DRI of $750,000 expressly without any admission of wrongdoing. Although the Company believed it had valid defenses to this claim, it also believed that the settlement was in the best interests of the Company and its stockholders to avoid the future expense and distraction associated with continuing the arbitration. The Company recorded a liability of $2 million for the year ended December 31, 2020 in accrued expense and other current liabilities related to the dispute. As a result of the settlement, during the quarter ended June 30, 2022, this accrual was reduced to the $750,000 settlement amount and a corresponding gain of $1.3 million was recorded in the consolidated statement of operations as other income.

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

On February 10, 2021, the Company sold its Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, the Company entered into a long-term, global manufacturing services (supply) agreement with a Catalent affiliate pursuant to which they have agreed to manufacture Inbrija for the Company at the Chelsea facility. The manufacturing services agreement provides that Catalent will manufacture Inbrija, to the Company’s specifications, and the Company will purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China. Under the Company’s agreement with Catalent, it is obligated to make minimum inventory purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030.

Under the manufacturing services agreement, the Company agreed to purchase from Catalent at least $16 million of Inbrija in 2021 (pro-rated for a partial year) and $18 million of Inbrija each year from 2022 through 2030, subject to reduction in certain cases. In December 2021, the Company and Catalent amended the manufacturing services agreement to adjust the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period was replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap for the Adjustment Period that corresponded to the Company’s original minimum inventory purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021.

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

During the quarter ended June 30, 2022, the Company incurred approximately $3.4 million of purchase commitments with Catalent, pursuant to the terms of the December 2021 amendment described above, of which $3.2 million are recognized as inventory within the Company’s balance sheet and $0.2 million are recognized as cost of sales within the Company’s consolidated statement of operations for the period. As of June 30, 2022, the minimum remaining purchase commitment to Catalent was $9 million through December 31, 2022, and $18.0 million annually each year thereafter.

(15) Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events that required disclosure or adjustment in these financial statements except for the following disclosure:

Waiver of Business Finland Non-Convertible Capital Loans

In past years, the Company’s Biotie subsidiary received fourteen non-convertible capital loans granted by Business Finland (formerly Tekes) for research and development of specific drug candidates, with an aggregate adjusted acquisition-date fair value of $20.5 million (€18.2 million) and an aggregate carrying value of $26.3 million as of June 30, 2022. The loans are to be repaid only when the consolidated retained earnings of Biotie from the development of specific loan-funded product candidates is sufficient to fully repay the loans. In light of the status of the loan-funded product candidates, the Company filed an application with Business Finland for waiver of the loans and accrued interest. In July 2022, Business Finland granted these waivers, which will become effective upon Biotie’s compliance with specified conditions to be completed, including a residual payment of approximately $50,000 for one of the loans. As of June 30, 2022, Biotie had approximately $14.0 million in cash.

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

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. U.S. Food and Drug Administration (FDA) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 18% of Medicare plan lives. U.S. net revenue for Inbrija was $7.4 million for the quarter ended June 30, 2022 and $6.4 million for the quarter ended June 30, 2021. Net revenues for ex-U.S. Inbrija sales in Germany were $1.9 million for the quarter ended June 30, 2022.

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

We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Spain and Germany. Under the terms of the Germany distribution agreement, in 2021 we received a €5 million (approximately $5.9 million) upfront payment, and we are entitled to receive sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we are entitled to receive a significant double-digit percentage of the Inbrija selling price in exchange for supply of the product. Esteve Pharmaceuticals launched Inbrija in Germany in June 2022 and expects to launch Inbrija in Spain in early 2023. Also, in May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A. (known as Biopas Laboratories) to commercialize Inbrija in nine countries within Latin America, including Brazil and Mexico. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones.

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

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $18.2 million for the quarter ended June 30, 2022 and $21.8 million for the quarter ended June 30, 2021. Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen, and these challenges could lead to generic competition with Fampyra. For example, we understand that a generic drug manufacturer that has sought to invalidate Fampyra patents in Germany through nullity proceedings has taken steps to initiate a generic launch in Germany. Refer to Legal Proceedings in Part II, Item 1 of this report for more information.

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

Under the manufacturing services agreement, we agreed to purchase from Catalent at least $16 million of Inbrija in 2021 (pro-rated for a partial year) and $18 million of Inbrija each year from 2022 through 2030, subject to reduction in certain cases. In December 2021, we and Catalent amended the manufacturing services agreement to adjust the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period was replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap for the Adjustment Period that corresponded to our original minimum inventory purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021. As a result of the amendment, our payments to Catalent for product delivered during the Adjustment Period were approximately $4.6 million less than the $17 million minimum inventory purchase obligation for that period.

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

  We were previously headquartered at a leased facility in Ardsley, New York with approximately 160,000 square feet of space. In September 2021, we sent the landlord notice of exercise of our early termination option under the lease, which was effective on June 22, 2022. In connection with the lease termination, we paid an early termination fee of approximately $4.7 million. We terminated the Ardsley lease because we believe the Ardsley facility was substantially larger than our needs for the foreseeable future. Concurrent with the Ardsley lease termination, in June 2022, we relocated our corporate headquarters to a substantially smaller subleased office in Pearl River, New York with approximately 21,000 square feet of space.

As of June 30, 2022, we had cash, cash equivalents, and restricted cash of approximately $36.5 million. Restricted cash includes $12.4 million in escrow related to the 6% semi-annual interest portion of our convertible senior secured notes due 2024, which interest is payable in cash or stock. If we elect to pay interest due in stock, a corresponding amount of the restricted cash will be released from escrow. In connection with the June 1, 2022 interest payment date on the 2024 notes, we issued an aggregate of 10,992,206 shares of common stock to holders of the notes and, to certain holders who delivered beneficial ownership limitation notices under the indenture governing the 2024 notes, cash interest payments of $0.9 million. In connection with the interest payment, $6.2 million was released from escrow and is available to us for other purposes. The issuance of shares to pay interest on the 2024 notes is based on a formula set forth in the 2024 notes indenture. Based on the current market price of our common stock and our remaining authorized shares of common stock that are not reserved for other purposes, we believe that for the foreseeable future interest payments on the 2024 notes will have to be made in cash.

COVID-19 Pandemic

Our business and financial condition have been impacted by, and are subject to risks resulting from, the COVID-19 global pandemic. The COVID-19 global pandemic has caused significant disruptions in the healthcare industry, including disruptions to the delivery of patient healthcare; for example, the pandemic has made it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. We also believe that the governmental and other restrictions and requirements related to the pandemic may have caused certain patients to lessen their mobility and therefore their need for certain therapeutics. We believe these factors contributed to volatility in new Inbrija prescriptions since the start of the pandemic in 2020 and have continued to impact prescriptions in 2022.

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

Inbrija and ARCUS

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, in December 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. in February 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 18% of Medicare plan lives. U.S. net revenue for Inbrija was $7.4 million for the quarter ended June 30, 2022 and $6.4 million for the quarter ended June 30, 2021. Net revenues for ex-U.S. Inbrija sales in Germany were $1.9 million for the quarter ended June 30, 2022.

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

We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Spain and Germany. Under the terms of the Germany distribution agreement, in 2021 we received a €5 million (approximately $5.9 million) upfront payment, and we are entitled to receive sales-based milestones. Under the terms of both the Spain and

Germany supply agreements, we are entitled to receive a significant double-digit percentage of the Inbrija selling price in exchange for supply of the product. Esteve Pharmaceuticals launched Inbrija in Germany in June 2022 and expects to launch Inbrija in Spain in early 2023. Also, in May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A. (known as Biopas Laboratories) to commercialize Inbrija in nine countries within Latin America, including Brazil and Mexico. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones.

We market Inbrija in the U.S. using field-based teams supported by our corporate marketing personnel. Our own neuro-specialty sales representatives work in combination with sales representatives provided by contract commercial organizations, and collectively they are currently focused on a priority list of physicians who are high volume prescribers of carbidopa/levodopa and other products indicated to treat OFF episodes. Our field-based teams also include reimbursement and market access specialists, who provide information to physicians and payers on our marketed products, as well as market development specialists who work collaboratively with field-sales teams and corporate personnel to assist in the execution of our strategic initiatives. Our Inbrija field-based and marketing activities are focused on physician awareness and market access as well as patient awareness, education and training. Inbrija is distributed in the U.S. primarily through: a specialty pharmacy associated with our e-prescribing program, described below; AllianceRx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate), a specialty distributor. In 2022, we implemented an e-prescribing program for the distribution of Inbrija in the U.S. through a specialty pharmacy that supports electronic prescriptions. We believe the convenience of electronic prescribing may be preferred by some physicians and patients.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $18.2 million for the quarter ended June 30, 2022 and $21.8 million for the quarter ended June 30, 2021.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Biogen recently initiated a commercial launch of Fampyra in China, after receiving approval from the Chinese National Medical Products Administration in 2021. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen. The Germany nullity actions are further described below under Ampyra Patent Update. Fampyra currently faces generic competition in Germany, notwithstanding that the Germany Fampyra Patents remain in effect, and challenges to the Fampyra patents could lead to additional generic competition with Fampyra in Germany and other countries.

Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. This threshold was met during the second quarter of 2022 and our obligations to HCRP will expire upon Biogen’s payment of royalties for that quarter. The HCRP transaction is accounted for as a liability, as described in Note 9 to our Consolidated Financial Statements included in this report.

Ampyra Patent Update

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Fampyra had ten years of market exclusivity in the European Union that expired in 2021. Accordingly, even though the European patents were upheld by the Technical Board of Appeal of the European Patent Office, generic drug manufacturers may seek to challenge Fampyra’s European patents within individual European countries, and Fampyra could potentially face competition from those generic drug manufacturers. For example, a generic drug manufacturer that has sought to invalidate Fampyra patents in Germany through nullity proceedings, as described in the following paragraph, has initiated a generic launch in Germany even though the patents have not been invalidated.

On August 20, 2020, ratiopharm Gmbh (an affiliate of Teva Pharmaceutical Industries Ltd.) filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalmfapridine composition to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At an oral hearing in February 2022, the German court dismissed ratiopharm’s action against the ‘536 patent as inadmissible because of ongoing formality proceedings relating to the ‘536 patent in the European Patent Office. At an oral hearing in April 2022, the German court dismissed ratiopharm’s action against the ‘548 patent as inadmissible because of ongoing formality proceedings relating to the ‘548 patent in the European Patent Office. Ratiopharm has appealed the decision on the ‘536 patent but not the decision on the ‘548 patent, and could refile the nullity actions. On January 11, 2022, STADA Arzneimittel also filed a nullity action against the ‘536 patent, and on July 27, 2022, Teva GmbH also filed a nullity action against the ‘548 patent, both in the same court as the ratiopharm nullity actions. We are working with Biogen to vigorously defend these actions and enforce our patent rights. Refer to Legal Proceedings in Part II, Item 1 of this report for more information.

Results of Operations

Three-Month Period Ended June 30, 2022 Compared to June 30, 2021

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). We recognized net revenues from the U.S. sales of Inbrija of $7.4 million and $6.4 million for the three-month periods ended June 30, 2022 and 2021, respectively, an increase of $1.0 million or 16%. The increase in Inbrija U.S. net revenues of $1.0 million was composed of an increase in volume of $0.2 million, an increase in price of $0.6 million, and discount and allowance adjustments of $0.2 million for the three-month period ended June 30, 2022. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below. Additionally, we recognized revenues from our supply agreement with Esteve Pharmaceuticals for sales in Germany of $1.9 million and $0 for the three-month periods ended June 30, 2022 and 2021, respectively, which represents initial stocking of Inbrija.

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

We believe that first and fourth quarter revenues for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe that specialty pharmacies used for Inbrija distribution may increase their Inbrija inventory, within contractual limits where applicable, in anticipation of the holidays and new year. We believe these factors have had a positive impact on fourth quarter revenues and a negative impact on first quarter revenues in the past two years. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs fourth quarter revenues increase, and first quarter revenues decrease, on a relative basis.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $18.2 million and $21.8 million for the three-month periods ended June 30, 2022 and 2021, respectively, a decrease of $3.6 million, or 17%. The decrease in Ampyra net revenues of $3.6 million was composed of a decrease in volume of $6.2 million, partially offset by net price increase and discount and allowance adjustments of $2.6 million for the three-month period ended June 30, 2022. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

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

Royalty Revenues

We recognized $3.6 million in royalty revenues for the three-month periods ended June 30, 2022 and 2021.

Cost of Sales

We recorded cost of sales of $8.8 million for the three-month period ended June 30, 2022 as compared to $11.3 million for the three-month period ended June 30, 2021. Cost of sales for the three-month period ended June 30, 2022 consisted primarily of $8.5 million in inventory costs related to recognized revenues, $0.2 million in royalty fees based on net product shipments, and $0.1 million in other period costs. Cost of sales for the three-month period ended June 30, 2021 consisted primarily of $11.0 million in inventory costs related to recognized revenues and $0.3 million in royalty fees based on net product shipments.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended June 30, 2022 and 2021.

Research and Development

Research and development expenses for the three-month period ended June 30, 2022 were $1.5 million as compared to $2.4 million for the three-month period ended June 30, 2021, a decrease of approximately $0.9 million, or 38%. The decrease was primarily due to restructuring and related decreases in several research and development programs to shift focus on the Inbrija launch.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2022 were $10.7 million compared to $14.7 million for the three-month period ended June 30, 2021, a decrease of approximately $4.0 million, or 27%. The decrease was primarily due to a decrease in marketing-related spending of $2.9 million for Inbrija, a decrease in overall salaries and benefits of $0.5 million, a decrease in spending related to marketing for Ampyra of $0.5 million, and a decrease in other selling related expenses of $0.1 million.

General and administrative expenses for the three-month period ended June 30, 2022 were $19.3 million compared to $17.7 million for the three-month period ended June 30, 2021, an increase of approximately $1.6 million, or 9%. The increase was primarily due to an increase in other departmental spending of $5.0 million, partially offset by a decrease in professional fees of $2.3 million, a decrease in overall salaries and benefit costs of $0.4 million, and a decrease in Civitas spending of $0.7 million due to the sale of the Chelsea facility manufacturing operations.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded negligible income due to the change in the fair value of the derivative liability for the three-month period ended June 30, 2022.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income relating to changes in the fair value of our acquired contingent consideration of $3.1 million for the three-month period ended June 30, 2022 as compared to income of $5.5 million for the three-month period ended June 30, 2021. The changes in the fair-value of the acquired contingent consideration were primarily due to updates the change in projected revenue and the recalculation of cash flows for the passage of time, as well as an increase in the discount rate.

Other Expense, Net

Other expense, net was $6.2 million and $7.7 million for the three-month periods ended June 30, 2022 and 2021, respectively.

(Provision for)/Benefit from Income Taxes

For the three-month periods ended June 30, 2022 and 2021, we recorded a provision from income taxes of $(26.6) million and a benefit of $0.5 million, respectively. The effective income tax rates for the three-month periods ended June 30, 2022 and 2021 were (132.0%) and 2.3%, respectively.

The variance in the effective tax rates for the three-month period ended June 30, 2022 as compared to the three-month period ended June 30, 2021 was due primarily to an increase in the existing valuation allowance recorded on our deferred tax assets for which no tax benefit can be recognized, which increase includes the valuation allowance due to a deemed ownership change described below.

The increase in the valuation allowance recorded on our deferred tax assets during the quarter ended June 30, 2022, is substantially the result of the application of Section 382 of the Internal Revenue Code. The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period (“ownership change”). In the event of such a deemed ownership change, Section 382 imposes an annual limitation on pre-ownership change tax attributes. In the quarter ended June 30, 2022, we Company experienced an ownership change under Section 382 based on cumulative changes in our ownership over three years. Accordingly, our ability to utilize NOL’s and tax credit carryforwards attributable to periods prior to the deemed ownership change is subject to the annual limitation under

Section 382. As a result of this limitation, we recorded a tax provision of approximately $27.4 million, which is reflected in the increase in the valuation allowance on the deferred tax assets in the quarter ended June 30, 2022, resulting in a reduction of our deferred tax assets with no impact to cash.

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

The Company has ongoing state examinations in Massachusetts and New Jersey which cover multiple years. There have been no proposed adjustments at this stage of the examination. The Minnesota examination was finalized during the second quarter of 2022 for tax years 2018 and 2019 with no adjustments.

Six-Month Period Ended June 30, 2022 Compared to June 30, 2021

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacies and ASD Specialty Healthcare, Inc. We recognized net revenues from the U.S. sales of Inbrija of $11.1 million and $11.4 million for the six-month periods ended June 30, 2022 and June 30, 2021, respectively, a decrease of $0.3 million, or 3%. The decrease in Inbrija US net revenues of $0.3 million was composed of an increase in price of $0.8 million, partially offset by a decrease in volume of $0.1 million and an increase in discount and allowance adjustments of $1.0 million, for the six-month period ended June 30, 2022. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below. Additionally, we recognized revenues from our supply agreement with Esteve Pharmaceuticals for sales in Germany of $1.9 million and $0 for the three-month periods ended June 30, 2022 and 2021, respectively, which represents initial stocking of Inbrija.

Discounts and allowances which are included as an offset in net revenues consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future. Higher discounts and allowances in the six-month period ended June 30, 2022 as compared to the six-month period ended June 30, 2021 were a result of true-ups for the difference between estimated amounts accrued and actual amounts ultimately paid.

We believe that first and fourth quarter revenues for our products is subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe that specialty pharmacies used for Inbrija distribution may increase their Inbrija inventory, within contractual limits where applicable, in anticipation of the holidays and new year. We believe these factors have had a positive impact on fourth quarter revenues and a negative impact on first quarter revenues in the past two years. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs fourth quarter revenues increase, and first quarter revenues decrease, on a relative basis.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenue from the sale of Ampyra to these customers of $33.1 million and $42.0 million for the six-month periods ended

June 30, 2022 and 2021, respectively, a decrease of $8.9 million, or 21%. The decrease in Ampyra net revenues of $8.9 million was composed of a decrease in volume of $10.3 million, partially offset by net price increase and discount and allowance adjustments of $1.4 million for the six-month period ended June 30, 2022. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

Discounts and allowances which are included as an offset in net revenues consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future. Higher discounts and allowances in the six-month period ended June 30, 2022 as compared to the six-month period ended June 30, 2021 were a result of true-ups for the difference between estimated amounts accrued and actual amounts ultimately paid.

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

Other Product Revenues

We recognized $0 and negligible revenues from the sale of other products for the six-month periods ended June 30, 2022 and 2021, respectively.

Royalty Revenues

We recognized $7.5 million and $7.2 million in royalty revenues for the six-month periods ended June 30, 2022 and 2021, respectively, an increase of $0.3 million, or 4.2%.

Cost of Sales

We recorded cost of sales of $14.8 million for the six-month period ended June 30, 2022 as compared to $23.3 million for the six-month period ended June 30, 2021. Cost of sales for the six-month period ended June 30, 2022 consisted primarily of $14.2 million in inventory costs related to recognized revenues, $0.5 million in royalty fees based on net product shipments and $0.1 million in other period costs. Cost of sales for the six-month period ended June 30, 2021 consisted primarily of $21.3 million in inventory costs related to recognized revenues and $0.6 million in royalty fees based on net product shipments, idle capacity costs of $0.1 million, and $1.3 million in period costs related to expired inventory, freight, stability testing, and packaging.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $15.4 million for the six-month periods ended June 30, 2022 and June 30, 2021.

Research and Development

Research and development expenses for the six-month period ended June 30, 2022 were $3.2 million as compared to $7.1 million for the six-month period ended June 30, 2021, a decrease of approximately $3.9 million, or 55%. The decrease was primarily due to restructuring and related decreases in several research and development programs to shift focus on the Inbrija launch.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2022 were $20.8 million compared to $29.9 million for the six-month period ended June 30, 2021, a decrease of approximately $9.1 million, or 30%. The decrease was primarily due to a decrease in marketing-related spending of $5.2 million for Inbrija, a decrease in overall salaries and benefits of $2.9 million, and a decrease in spending related to marketing for Ampyra of $1.8 million, partially offset by an increase in other selling related expenses of $0.8 million.

General and administrative expenses for the six-month period ended June 30, 2022 were $36.2 million compared to $36.5 million for the six-month period ended June 30, 2021, a decrease of approximately $0.3 million, or 1%. The decrease was primarily due to a decrease in professional fees of $4.3 million, a decrease of $1.5 million in restructuring costs, a decrease in overall salaries and benefit costs of $2.6 million, and a decrease in Civitas spending of $1.0 million due to the sale of the Chelsea facility manufacturing operations, partially offset by an increase in other departmental spending of $9.1 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded negligible income due to the change in the fair value of the derivative liability for the six-month period ended June 30, 2022.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income relating to changes in the fair value of our acquired contingent consideration of $6.1 million for the six-month period ended June 30, 2022 as compared to income of $6.4 million for the six-month period ended June 30, 2021. The changes in the fair-value of the acquired contingent consideration were primarily due to updates the change in projected revenue and the recalculation of cash flows for the passage of time, as well as an increase in the discount rate.

Other Expense, Net

Other expense, net was $13.8 million and $15.5 million for the six-month periods ended June 30, 2022 and 2021, respectively.

(Provision for)/Benefit from Income Taxes

For the six-month periods ended June 30, 2022 and 2021, we recorded a provision from income taxes of $(26.8) million and a benefit of $3.7 million, respectively. The effective income tax rates for the six-month periods ended June 30, 2022 and 2021 were (60.4%) and 6.16%, respectively. The variance in the effective tax rates for the six-month period ended June 30, 2022 as compared to the six-month period ended June 30, 2021, was due primarily to forfeitures of equity of which no tax deduction is recorded and an increase in the existing valuation allowance recorded on our deferred tax assets for which no tax benefit can be recognized, which increase includes the valuation allowance due to a deemed ownership change described below.

The increase in the valuation allowance recorded on our deferred tax assets during the quarter ended June 30, 2022, is substantially the result of the application of Section 382 of the Internal Revenue Code. The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period (“ownership change”). In the event of such a deemed ownership change, Section 382 imposes an annual limitation on pre-ownership change tax attributes. In the quarter ended June 30, 2022, we experienced an ownership change under Section 382 based on cumulative changes in our ownership over three years. Accordingly, our ability to utilize NOL’s and tax credit carryforwards attributable to periods prior to the deemed ownership change is subject to the annual limitation in Section 382. As a result of the impact of this limitation, we recorded a tax provision of approximately $27.4 million, which is reflected in the increase in the valuation allowance on the deferred tax assets in the quarter ended June 30, 2022, resulting in a reduction of our deferred tax assets with no impact to cash.

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

The Company has ongoing state examinations in Massachusetts and New Jersey which cover multiple years. There have been no proposed adjustments at this stage of the examination. The Minnesota examination was finalized during the second quarter of 2022 for years 2018 and 2019 with no adjustments.

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

At June 30, 2022, we had $23.1 million of cash and cash equivalents, compared to $45.6 million at December 31, 2021. Our June 30, 2022 cash and cash equivalents balance does not include $12.4 million of restricted cash that is currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements. We incurred a net loss of $71.2 million and $104.0 million for the six-month period ended June 30, 2022 and the year ended December 31, 2021, respectively.

Our future capital requirements will depend on a number of factors, including:

•	the amount of revenue generated from sales of Inbrija and Ampyra;
•	our ability to manage operating expenses;
•

the amount and timing of purchase price, milestone or other payments that we may owe or have a right to receive under collaboration, license, asset sale, acquisition, or other agreements or transactions; and the extent to which the terms and conditions of our convertible senior secured notes due 2024 (the “2024 Notes”) restrict or direct our use of proceeds from such transactions;

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

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. Under the 2024 Indenture, we may elect to pay interest in cash or shares of our common stock, subject to the satisfaction of certain conditions. If we elect to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date. Based on the current market price of our common stock and our remaining authorized shares of common stock that are not reserved for other purposes, we believe that for the foreseeable future interest payments on the 2024 notes will have to be made in cash.

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

We received stockholder approval on August 28, 2020 to increase the number of authorized shares of our common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, we determined that multiple embedded conversion options met the conditions for equity classification. We performed a valuation of these conversion options as of September 17, 2020, which was the date we completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. We performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of June 30, 2022. The outstanding 2024 Note balances as of June 30, 2022 consisted of the following:

(In thousands)	June 30, 2022
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(48,326)
Net carrying amount	$158,674
Equity component	$18,257
Derivative liability-conversion Option	$—

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

Non-Convertible Capital Loans

Our Biotie subsidiary received fourteen non-convertible capital loans granted by Business Finland (formerly Tekes) for research and development of specific drug candidates, with an aggregate adjusted acquisition-date fair value of $20.5 million (€18.2 million) and an aggregate carrying value of $26.3 million as of June 30, 2022. The loans are to be repaid only when the consolidated retained earnings of Biotie from the development of specific loan-funded product candidates is sufficient to fully repay the loans. In light of the status of the loan-funded product candidates, we filed an application with Business Finland for waiver of the loans and accrued interest. In July 2022, Business Finland granted these waivers, which will become effective upon Biotie’s compliance with specified conditions to be completed, including a residual payment of approximately $50,000 for one of the loans. As of June 30, 2022, Biotie had approximately $14.0 million in cash.

Research and Development Loans

In addition to the non-convertible capital loans described above, Research and Development Loans (“R&D loans”) were granted to Biotie by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0 as of June 30, 2022. These loans were repaid in equal annual installments from January 2017 through January 2021.

Cash and Cash Equivalents

At June 30, 2022, cash and cash equivalents were approximately $23.1 million, as compared to $45.6 million at December 31, 2021. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our June 30, 2022 cash and cash equivalents balance does not include $12.4 million of restricted cash that is currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock (the amount released would correspond to the amount of interest paid using shares).

Net Cash Used in Operations

Net cash used in operations was $28.2 million for the six-month period ending June 30, 2022. Cash used by operations for the six-month period ended June 30, 2022 was primarily due to:

•

a net loss of $71.2 million, a change in acquired contingent consideration obligation of $6.2 million, non-cash royalty revenue of $4.8 million, a decrease in other non-current liabilities of $0.4 million, an increase in other assets of $0.3 million, a decrease in accounts payable, accrued expenses and other current liabilities of $3.2 million, and an increase in prepaid expenses and other current assets of $1.2 million; partially offset by

•

share based compensation expense of $1.0 million, amortization of debt discount and debt issuance costs of $8.3 million, depreciation and amortization of $17.0 million, a decrease in accounts receivable of $2.7 million, and a decrease in inventory of $3.2 million, a tax provision of $26.9 million.

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2022 was due primarily to purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2022 was $0.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2021. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our research and development activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. As of June 30, 2022, we have inventory-related purchase commitments of approximately $2.9 million, as compared to $2.7 million as of June 30, 2021. Under our agreement with Catalent, we are obligated to make minimum inventory purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030. As of June 30, 2022, the minimum remaining purchase commitment to Catalent was $9 million through December 31, 2022, plus any additional payments to Catalent for actual product delivered during the remainder of the Adjustment Period subject to the cap of the Adjustment Period, and $18 million annually each year thereafter.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021. Effective January 1, 2021, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740). Effective January 1, 2022, we adopted ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” Other than the adoption of these new accounting guidance, our significant accounting policies have not changed materially from December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2022, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer. Based on that evaluation, these officers have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against us with the American Arbitration Association under a September 26, 2003 License Agreement that we originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleged a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and claimed damages based on unpaid license royalties of $6 million plus interest. On June 28, 2022, we settled DRI’s claim in exchange for a payment by us to DRI of $750,000 expressly without any admission of wrongdoing. Although we believed we had valid defenses to this claim, we also believed that the settlement was in the best interests of the Company and its stockholders to avoid the future expense and distraction associated with continuing the arbitration.

On August 20, 2020, ratiopharm Gmbh (an affiliate of Teva Pharmaceutical Industries Ltd.) filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalmfapridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At an oral hearing in February 2022, the German court dismissed ratiopharm’s action against the ‘536 patent as inadmissible because of ongoing formality proceedings relating to the ‘536 patent in the European Patent Office. At an oral hearing in April 2022, the German court dismissed ratiopharm’s action against the ‘548 patent as inadmissible because of ongoing formality proceedings relating to the ‘548 patent in the European Patent Office. Ratiopharm has appealed the decision on the ‘536 patent but not the decision on the ‘548 patent, and could refile the nullity actions. Ratiopharm has initiated a generic launch in Germany, notwithstanding the dismissals of the nullity actions. On January 11, 2022, STADA Arzneimittel also filed a nullity action against the ‘536 patent, and on July 27, 2022, Teva GmbH also filed a nullity action against the ‘548 patent, both in the same court as the ratiopharm nullity actions. We are working with Biogen to vigorously defend these actions and enforce our patent rights.

Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 includes prior updates to the legal proceeding described above.

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

Following is the restated text of certain risk factors, as well as additional risk factors, to report changes since our publication of risk factors in our 2021 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

We received a notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price listing rule.

On June 22, 2022, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid

Requirement”). The Notice has no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). Our compliance period will expire on December 19, 2022. We are currently evaluating our alternatives to resolve this listing deficiency, such as, subject to approval of our stockholders and Board of Directors, implementing a reverse stock split. However, there can be no assurance that a reverse stock split would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements, and the announcement and implementation of a reverse stock split could negatively affect the price of our common stock. In the event that we do not regain compliance within the Minimum Bid Requirement within the 180-day period and we receive notice from the Staff that our common stock is being delisted, Nasdaq rules permit us to appeal any such delisting determination by the Staff to a Hearings Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. However, there can be no assurance that if we appeal the delisting determination to the Panel, such appeal would be successful, or that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other Nasdaq listing requirements.

A delisting of our common stock from the Nasdaq Global Select Market would materially and adversely affect a holder’s ability to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Furthermore, our common stock could become subject to the SEC’s “penny stock” regulations. Under such regulations, broker-dealers are required to, among other things, comply with disclosure and special suitability determinations prior to the sale of shares of common stock. If our common stock becomes subject to these regulations, the market price of our common stock and the liquidity thereof would be materially and adversely affected.

In addition, if our common stock is no longer listed on the Nasdaq Global Select Market, even if they could be listed on the Nasdaq Capital Market, this occurrence would give holders of our outstanding convertible senior secured notes due 2024 the right to require us to repurchase those notes for 100% of the principal amount thereof, plus any accrued and unpaid interest, and result in an increase in the conversion rates of such notes.

Lastly, a delisting from the Nasdaq Global Select Market could greatly impair our ability to raise additional necessary capital through equity or debt financing, or use shares of common stock for business development or other corporate purposes.

Our ability to use net operating loss carry forwards to reduce future tax payments is substantially limited because under the Internal Revenue Code of 1986 we are deemed to have experienced a change in ownership.

In general, under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is subject to limitations on its ability to utilize net operating losses, or NOLs, to offset future taxable income. As of June 30, 2022, we had approximately $283.9 million of U.S. Federal NOL carryforwards, including approximately $162.0 million for the Acorda tax return filing group and approximately $121.6 million that were incurred by our Biotie subsidiary. Generally, the ability to use NOL carryforwards depends on our ability to generate taxable income and is subject to an annual limitation of 80% of taxable income. Our ability to utilize the Acorda NOL's has become subject to an additional substantial limitation because we are deemed to have experienced a change in ownership under Section 382 of the Code. This deemed ownership change was based on cumulative changes in our ownership over three years, including most recently our issuance of shares of common stock in connection with the June 1, 2022 interest payment on our convertible senior secured notes due 2024. As a result of this deemed ownership change, Section 382 imposes a substantial annual limitation on the amount of post-ownership change taxable income we may offset with pre-ownership change Acorda NOL's. Accordingly, in the quarter ended June 30, 2022, we recorded a gross reserve of approximately $76 million against the value we assign to our Acorda NOL asset and a corresponding valuation allowance against our deferred tax asset of approximately $27.4 million, resulting in a reduction of the Company’s deferred tax assets with no impact to cash. The Section 382 limitation on our ability to use these NOLs could have a material adverse effect on our future operating results and financial condition if and to the extent we generate taxable income that otherwise could be offset by the NOLs.

Our ability to use the Biotie NOL carryforwards will depend on the ability of that specific subsidiary to generate taxable income, and because we do not expect any taxable income from that subsidiary we have not assigned any value to these NOLs for several years.

Item 6.  Exhibits

Exhibit No.	Description
10.1*

Acorda Therapeutics, Inc. 2015 Omnibus Incentive Compensation Plan as amended June 2, 2022. Incorporated herein by reference to Appendix A to the Registrant’s 2022 Proxy Statement filed as Schedule 14A (SEC File Number 001-31938) on April 28, 2022.

10.2*	Amended and restated employment letter agreement, dated June 2, 2022, by and between the Registrant and Lauren Sabella.
10.3*	Amended and restated employment letter agreement, dated June 2, 2022, by and between the Registrant and Kerry Clem.
10.4*	Employment letter agreement, dated June 2, 2022, by and between the Registrant and Michael Gesser.
10.5*	Employment letter agreement, dated June 2, 2022, by and between the Registrant and Neil S. Belloff.
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: August 9, 2022		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael A. Gesser
Date: August 9, 2022		Michael A. Gesser Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)