Form 10-Q
period 2022-09-30
ACORDA THERAPEUTICS INC
filed 2022-11-14
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2022
Common Stock, $0.001 par value per share	24,337,814 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: We may not be able to successfully market Ampyra, Inbrija or any other products under development; the COVID-19 pandemic, including related restrictions on in-person interactions and travel, and the potential for illness, quarantines, and vaccine mandates affecting our management, employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; our ability to attract and retain key management and other personnel, or maintain access to expert advisors; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures and take other actions which are necessary for us to continue as a going concern; risks associated with the trading of our common stock,; risks related to the successful implementation of our business plan, including the accuracy of its key assumptions; risks related to our corporate restructurings, including our ability to outsource certain operations, realize expected cost savings and maintain the workforce needed for continued operations; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third-party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; reliance on collaborators and distributors to commercialize Inbrija and Ampyra outside the U.S.; our ability to satisfy our obligations to distributors and collaboration partners outside the U.S. relating to commercialization and supply of INBRIJA and AMPYRA; competition for Inbrija and Ampyra, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions because, among other reasons, acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija or from other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class-action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third-party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the date of this report except as may be required by law.

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

PART I

Item 1.  Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,696	$45,634
Restricted cash	13,232	13,400
Trade accounts receivable, net of allowances of $888 and $1,012, as of September 30, 2022 and December 31, 2021, respectively	14,690	17,002
Prepaid expenses	5,111	6,574
Inventory, net	15,252	18,548
Other current assets	2,711	999
Total current assets	71,692	102,157
Property and equipment, net of accumulated depreciation	2,825	4,382
Intangible assets, net of accumulated amortization	312,779	335,980
Right of use asset, net of accumulated amortization	5,541	6,751
Restricted cash	255	6,189
Other assets	247	11
Total assets	$393,339	$455,470
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,505	$10,845
Accrued expenses and other current liabilities	26,705	28,605
Current portion of liability related to sale of future royalties	—	4,460
Current portion of lease liabilities	1,454	8,186
Current portion of acquired contingent consideration	2,359	1,929
Total current liabilities	42,023	54,025
Convertible senior notes	162,760	151,025
Derivative liability	—	37
Non-current portion of acquired contingent consideration	35,241	47,671
Non-current portion of lease liabilities	4,612	4,086
Non-current portion of loans payable	24,929	27,645
Deferred tax liability	42,228	13,930
Other non-current liabilities	5,780	5,914
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares at September 30, 2022 and December 31, 2021; no shares issued as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value per share. Authorized 61,666,666 shares at September 30, 2022 and December 31, 2021; issued 24,338,195 and 13,249,802 shares, including those held in treasury, as of September 30, 2022 and December 31, 2021, respectively	24	13
Treasury stock at cost (5,543 shares at September 30, 2022 and December 31, 2021)	(638)	(638)
Additional paid-in capital	1,029,705	1,023,136
Accumulated deficit	(955,415)	(870,357)
Accumulated other comprehensive loss	2,090	(1,017)
Total stockholders’ equity	75,766	151,137
Total liabilities and stockholders’ equity	$393,339	$455,470

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Revenues:
Net product revenues	$29,964	$27,851	$76,023	$81,297
Royalty revenues	$3,047	$3,605	$10,573	$10,807
License Revenue	$500	$-	$500	$-
Total net revenues	33,511	31,456	87,096	92,104
Costs and expenses:
Cost of sales	11,005	13,303	25,772	36,589
Research and development	1,383	1,931	4,602	9,054
Selling, general and administrative	22,997	29,623	80,002	95,959
Amortization of intangible assets	7,691	7,691	23,073	23,073
Change in fair value of derivative liability	—	(288)	(37)	(868)
Changes in fair value of acquired contingent consideration	(4,576)	2,205	(10,709)	(4,224)
Total operating expenses	38,500	54,465	122,703	159,583
Operating loss	(4,989)	(23,009)	(35,607)	(67,479)
Other income (expense), net:
Interest and amortization of debt discount expense	(7,465)	(7,167)	(22,501)	(22,697)
Interest income	17	1	38	4
Other income (expense)	—	—	1,250	1
Realized loss on foreign currency transactions	(1)	(1)	(1)	(4)
Total other expense, net	(7,449)	(7,167)	(21,214)	(22,696)
Loss before taxes	(12,438)	(30,176)	(56,821)	(90,175)
(Provision for) benefit from income taxes	(1,416)	3,105	(28,237)	6,788
Net loss	$(13,854)	$(27,071)	$(85,058)	$(83,387)

Net loss per share—basic	$(0.57)	$(2.43)	$(4.69)	$(8.17)
Net loss per share—diluted	$(0.57)	$(2.43)	$(4.69)	$(8.17)
Weighted average common shares outstanding used in computing net loss per share—basic	24,290	11,131	18,148	10,204
Weighted average common shares outstanding used in computing net loss per share—diluted	24,290	11,131	18,148	10,204

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Net loss	$(13,854)	$(27,071)	$(85,058)	$(83,387)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,352	276	3,107	1,246
Other comprehensive income (loss), net of tax	1,352	276	3,107	1,246
Comprehensive income (loss)	$(12,502)	$(26,795)	$(81,951)	$(82,141)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2021	13,250	$13	$(638)	$1,023,136	$(870,357)	$(1,017)	$151,137
Compensation expense for issuance of stock options to employees	—	—	—	181	—	—	181
Compensation expense for issuance of restricted stock to employees	35	—	—	304	—	—	304
Other comprehensive income, net of tax	—	—	—	—	—	449	449
Net loss	—	—	—	—	(24,522)	—	(24,522)
Balance at March 31, 2022	13,285	$13	$(638)	$1,023,621	(894,879)	$(568)	$127,549
Compensation expense for issuance of stock options to employees	—	—	—	471	—	—	471
Interest payment for convertible notes	10,992	11	—	5,252	—	—	5,263
Other comprehensive income, net of tax	—	—	—	—	—	1,306	1,306
Net loss	—	—	—	—	(46,682)	—	(46,682)
Balance at June 30, 2022	24,277	$24	$(638)	$1,029,344	$(941,561)	$738	$87,907
Compensation expense for issuance of stock options to employees	—	—	—	364	—	—	364
Compensation expense for issuance of restricted stock to employees	61	—	—	(3)	—	—	(3)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	1,352	1,352
Net income (loss)	—	—	—	—	(13,854)	—	(13,854)
Balance at September 30, 2022	24,338	$24	$(638)	$1,029,705	$(955,415)	$2,090	$75,766

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders equity
Balance at December 31, 2020	9,476	$9	$(638)	$1,007,790	$(766,403)	$(2,803)	$237,955
Compensation expense for issuance of stock options to employees	—	—	—	483	—	—	483
Compensation expense for issuance of restricted stock to employees	—	—	—	224	—	—	224
Other comprehensive income, net of tax	—	—	—	—	—	1,069	1,069
Net loss	—	—	—	—	(33,451)	—	(33,451)
Balance at March 31, 2021	9,476	$9	$(638)	$1,008,497	$(799,854)	$(1,734)	$206,279
Compensation expense for issuance of stock options to employees	—	—	—	498	—	—	498
Compensation expense for issuance of restricted stock to employees	—	—	—	456	—	—	456
Interest payment for convertible notes	1,636	2	—	6,208	—	—	6,210
Other comprehensive loss, net of tax	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	(22,864)	—	(22,864)
Balance at June 30, 2021	11,112	11	(638)	1,015,659	(822,718)	(1,833)	190,481
Compensation expense for issuance of stock options to employees	—	—	—	455	—	—	455
Compensation expense for issuance of restricted stock to employees	82	—	—	334	—	—	334
Other comprehensive (loss) income, net of tax	—	—	—	—	—	276	276
Net income (loss)	—	—	—	—	(27,071)	—	(27,071)
Balance at September 30, 2021	11,194	$11	$(638)	$1,016,448	$(849,789)	$(1,557)	$164,475

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Cash flows from operating activities:
Net loss	$(85,058)	$(83,387)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	1,320	2,515
Amortization of debt discount and debt issuance costs	12,356	12,672
Depreciation and amortization expense	24,770	25,482
Change in acquired contingent consideration obligation	(10,709)	(4,224)
Non-cash royalty revenue	(4,762)	(8,889)
Deferred tax provision (benefit)	28,300	(6,788)
Change in derivative liability	(37)	(868)
Changes in assets and liabilities:
Decrease in accounts receivable	2,312	6,606
(Increase) decrease in prepaid expenses and other current assets	(258)	2,629
Decrease in inventory	3,297	5,813
Increase in other assets	(237)	—
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(844)	4,875
Decrease in other non-current liabilities	(439)	(1,024)
Net cash used in operating activities	(29,990)	(44,588)
Cash flows from investing activities:
Proceeds from sale of Chelsea facility, net	—	73,969
Purchases of property and equipment	(136)	(164)
Purchases of intangible assets	(123)	(26)
Net cash (used in) provided by investing activities	(259)	73,779
Cash flows from financing activities:
Repayment of Convertible Senior Notes Due 2021	—	(69,000)
Repayment of loans payable	—	(655)
Net cash used in financing activities	—	(69,655)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(790)	(511)
Net decrease in cash, cash equivalents and restricted cash	(31,040)	(40,975)
Cash, cash equivalents and restricted cash at beginning of period	65,223	102,895
Cash, cash equivalents and restricted cash at end of period	$34,183	$61,920
Supplemental disclosure:
Cash paid for interest	$947	$6
Cash paid for taxes	133	46

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2021.

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

Basis of Presentation

The Company reclassified the net proceeds from the sale of the Chelsea facility of $74.0 million for the nine-month period ended September 30, 2021 from financing activities to investing activities in the accompanying Consolidated Statement of Cash Flows.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Nine-month period ended September 30, 2022		Nine-month period ended September 30, 2021
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$45,634	$20,696	$71,369	$36,168
Restricted cash	13,400	13,232	12,917	13,353
Restricted cash non-current	6,189	255	18,609	12,399
Total Cash, cash equivalents and restricted cash per statement of cash flows	$65,223	$34,183	$102,895	$61,920

Restricted cash represents an escrow account with funds to maintain the interest payments for an amount equal to all remaining scheduled interest payments on the outstanding convertible senior secured notes due 2024 through the interest payment date of June 1, 2023; and a bank account with funds to cover the Company’s self-funded employee health insurance. At September 30, 2022, the Company also held $0.3 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under facility leases. See Note 10 to the Company’s Consolidated Financial Statements included in this report for a discussion of interest payments on the outstanding convertible senior secured notes due to 2024.

Inventory

The following table provides the major classes of inventory:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$3,333	$3,338
Finished goods	11,919	15,210
Total	$15,252	$18,548

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information to allocate resources to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are substantially derived from the sales of Ampyra and Inbrija in the U.S. for the three- and nine-month periods ended September 30, 2022 and 2021.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer and significant negative economic trends. The decline in the trading price of the Company's common stock during the nine-month period ended September 30, 2022, and related decrease in the Company's market capitalization, was determined to be a triggering event in connection with the Company's review of the recoverability of its long-lived assets for the nine-month period ended September 30, 2022. The Company performed a recoverability test as of September 30, 2022 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. During the nine-month period ended September 30, 2022, no other impairment indicators were noted by the Company. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

Liquidity

The Company’s ability to meet its future operating requirements, repay its liabilities, meet its other obligations, and continue as a going concern are dependent upon a number of factors, including its ability to generate cash from product sales, reduce expenditures, and obtain additional financing. If the Company is unable to generate sufficient cash flow from the sale of its products, the Company will be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing its convertible senior secured notes due 2024, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, the Company’s ability to raise additional capital and repay or restructure its indebtedness will depend on the capital markets and its financial condition at such time, among other factors. In addition, financing may not be available when needed, at all, on terms acceptable to the Company or in accordance with the restrictions described above. As a result of these factors, the Company may not be able to engage in any of the alternative activities, or engage in such activities on desirable terms, which could harm the Company’s business, financial condition and results of operations, as well as result in a default on the Company’s debt obligations. If the Company is unable to take these actions, it may be forced to significantly alter its business strategy, substantially curtail its current operations, or cease operations altogether.

At September 30, 2022, the Company had $20.7 million of cash and cash equivalents, compared to $45.6 million at December 31, 2021. The Company’s September 30, 2022 cash and cash equivalents balance does not include $12.4 million of restricted cash that is currently held in escrow under the terms of its convertible senior secured notes due 2024, which may potentially be released from escrow if the Company pays interest on those notes using shares of its common stock (the amount released would correspond to the amount of interest paid using shares). The Company incurred a net loss of $85.1 million for the nine-month period ended September 30, 2022. On October 18, 2022, the Company announced that it will not use common stock to make the approximately $6.2 million interest payment due on December 1, 2022. In addition, in October 2022, the Company received $16.5 million following a final decision of an arbitration panel regarding a dispute over licensing royalties relating to Ampyra.

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

On June 22, 2022, the Company received notice that it is no longer in compliance with Nasdaq’s continued listing requirements because the trading price of its common stock had fallen below $1.00 for a period of more than 30 consecutive business days. The Company has 180 days, or until December 19, 2022, in order to regain compliance with this requirement in order to avoid potential delisting of its common stock, which would have significant adverse consequences both for the liquidity of the Company’s common stock and under the Indenture governing the 2024 Notes. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If the Company’s common stock is delisted, holders of the 2024 Notes would have the right to require the Company to repurchase the 2024 Notes for 100% of their principal amount. If holders representing a significant amount of the 2024 Notes were to exercise this repurchase right, the Company would be unable to pay, which would result in a default under the Indenture. Such a default could, in turn, result in the Company’s bankruptcy or liquidation. On November 11, 2022, the Company held a special meeting of stockholders in order authorize the Company’s Board of Directors to approve the amendment and restatement of the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio of any whole number in the range of 1-for-2 to 1-for-20 within one year following the conclusion of the special meeting. At the special meeting, the Company’s stockholders voted to authorize the Board of Directors to effect a reverse stock split. The Company believes that this approval by stockholders of the reverse stock split proposal, will, if necessary as determined by the Board of Directors, enable the Company to maintain its listing on the Nasdaq Global Select Market, which forms the basis of the Company’s long-term strategic planning.

The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance date of these financial statements. However, the Company’s future requirements may change and will depend on numerous factors, some of which may be beyond the Company’s control.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were subsequent events that required disclosure or adjustment in these financial statements. See Note 15 to the Company’s Consolidated Financial Statements included in this report for a discussion of subsequent events.

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

In September, 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations. The amendments in this update address investor and other financial statement user requests for additional information about the use of supplier finance programs (the programs) by the buyer party to understand the effect of those programs on an entity’s working capital, liquidity, and cash flows. The ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The ASU is effective for entities that have fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

(3) Revenue

In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the good or service. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer.

As of September 30, 2022, the Company had contract liabilities of $6.1 million, as compared to $5.9 million as of December 31, 2021, which is the upfront payment received as part of the Esteve Germany distribution agreement entered into in 2021, and pre-payment of product ordered as part of the Esteve Spain supply agreement entered into in 2021. The Company did not have any contract liabilities as of September 30, 2021. The Company did not have any contract assets as of September 30, 2022 or 2021. The Company entered into distribution and supply agreements with Esteve Pharmaceuticals, which launched Inbrija in Germany in June 2022. The Company recognized $2.9 million of revenues during the period ended September 30, 2022 from the supply agreement with Esteve Pharmaceuticals.

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

(In thousands)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Revenues:
Net product revenues:
Ampyra	$21,110	$20,026	$54,192	$62,035
Inbrija U.S.	7,848	7,804	18,957	19,240
Inbrija ex-U.S.	1,006	—	2,874	—
Other	—	21	—	22
Total net product revenues	29,964	27,851	76,023	81,297
Royalty Revenue	3,047	3,605	10,573	10,807
License Revenue	500	—	500	—
Total net revenues	$33,511	$31,456	$87,096	$92,104

(4) Share-based Compensation

During the three‑month periods ended September 30, 2022 and 2021, the Company recognized share-based compensation expense of $0.4 million and $0.9 million, respectively. During the nine-month periods ended September 30, 2022 and 2021, the Company recognized share-based compensation expense of $1.3 and $2.5 million, respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2022 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2022 and 2021 were approximately $0.31 and $2.56, respectively. The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2022 and 2021 were approximately $0.84 and $2.58, respectively.

The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	For the three-month period ended September 30,		For the nine-month period ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development expense	$14	$225	$66	$599
Selling, general and administrative expense	351	627	1,254	1,898
Cost of Sales	(1)	2	0	18
Total	$364	$854	$1,320	$2,515

A summary of share-based compensation activity for the nine-month period ended September 30, 2022 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2022	1,186	$94.38
Granted	97	1.19
Cancelled	(230)	128.93
Exercised	—	—
Balance at September 30, 2022	1,053	$78.24	6.0	$—
Vested and expected to vest at September 30, 2022	1,053	$78.24	6.0	$—
Vested and exercisable at September 30, 2022	713	$113.62	4.5	$—

Restricted Stock and Performance Stock Unit Activity

(In thousands)
Restricted Stock and Performance Stock Units	Number of Shares
Nonvested at January 1, 2022	116
Granted	—
Vested	(103)
Forfeited	(7)
Nonvested at September 30, 2022	6

Unrecognized compensation cost for unvested stock options, restricted stock awards, and restricted stock units as of September 30, 2022 totaled $0.8 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

During the nine‑month periods ended September 30, 2022, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2022 and 2021:

(In thousands, except per share data)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Basic and diluted
Net loss—basic	$(13,854)	$(27,071)	$(85,058)	$(83,387)
Net income (loss)—diluted	$(13,854)	$(27,071)	$(85,058)	$(83,387)

Weighted average common shares outstanding used in computing net loss per share—basic	24,290	11,131	18,148	10,204
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	24,290	11,131	18,148	10,204
Net loss per share—basic	$(0.57)	$(2.43)	$(4.69)	$(8.17)
Net loss per share—diluted	$(0.57)	$(2.43)	$(4.69)	$(8.17)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Denominator
Stock options and restricted common shares	1,134	1,370	1,089	1,368

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three- and nine-month periods ended September 30, 2022 and 2021. Additionally, the impact of the convertible senior notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three- and nine-month periods ended September 30, 2022 and 2021.

.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance and expense recorded on the equity forfeiture.

For the three-month periods ended September 30, 2022 and 2021, the Company recorded a provision of $1.4 million and a benefit of $3.1 million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2022 and 2021 were (11.3)% and 10.2%, respectively. The variances in the effective tax rates for the three-month period ended September 30, 2022, as compared to the three-month period ended September 30, 2021, was primarily due to an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, which increase includes the valuation allowance due to a deemed ownership change described below.

For the nine-month periods ended September 30, 2022 and 2021, the Company recorded a provision from income taxes of $28.2 million and a benefit of $6.8 million, respectively. The effective income tax rates for the nine-month periods ended September 30, 2022 and 2021 were (49.69)% and 7.53%, respectively. The variance in the effective tax rates for the nine-month period ended September 30, 2022 as compared to the nine-month period ended September 30, 2021 was due primarily to forfeitures of equity of which no tax deduction is recorded and an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, which increase includes the valuation allowance due to a deemed ownership change described below.

The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period (“ownership change”). In the event of such a deemed ownership change, Section 382 imposes an annual limitation on pre-ownership change tax attributes. In the nine-month period ended September 30, 2022, the Company experienced an ownership change under Section 382 due to cumulative changes in the Company’s ownership over three years. Accordingly, the Company's ability to utilize NOL’s and tax credit carryforwards attributable to periods prior to the deemed ownership change is subject to the annual limitation. As a result of the impact of this limitation, the Company recorded a cumulative tax provision of approximately $25.0 million, which is reflected in the increase to the valuation allowance on deferred tax assets in the nine-month period ended September 30, 2022, with respect to the Section 382 impact.

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

(7) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December

2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at September 30, 2022, except for the fair value of the Company’s convertible senior notes due December 2024, which was approximately $157.3 million as of September 30, 2022. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
September 30, 2022
Assets Carried at Fair Value:
Money market funds	$2,216	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	37,600
Derivative liability - conversion option	—	—	—
December 31, 2021
Assets Carried at Fair Value:
Money market funds	$12,192	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	49,600
Derivative liability - conversion option	—	—	37

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Acquired contingent consideration:
Balance, beginning of period	$42,900	$41,200	$49,600	$48,200
Fair value change to contingent consideration included in the statement of operations	(4,576)	2,205	(10,709)	(4,224)
Royalty payments	(724)	(405)	(1,291)	(976)
Balance, end of period	$37,600	$43,000	$37,600	$43,000

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, and (ii) discount period and rate. The milestone payments ranged from $0 million to $18.1 million for Inbrija. The discount rate used in the valuation was 23% for the three- and nine-month periods ended September 30, 2022, as compared to 20.5% for the three- and nine-month periods ended September 30, 2021. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the nine-month periods ended September 30, 2022 and 2021, changes in the fair value of the acquired contingent consideration were primarily due to change in projected revenue and the recalculation of cash flows for the passage of time.

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

Derivative Liability-Conversion Option

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024:

(In thousands)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Derivative Liability-Conversion Option
Balance, beginning of period	$—	$613	$37	$1,193
Fair value adjustment	—	(288)	(37)	(868)
Balance, end of period	$—	$325	$—	$325

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (See Note 10 to the Consolidated Financial Statements included in this report for more information on the Convertible Senior Notes due 2024). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be $18.3 million which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020 net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of September 30, 2022. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the nine-month period ended September 30, 2022.

(8) Investments

There were no available-for-sale investments at September 30, 2022 and December 31, 2021, respectively.

Short-term investments with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to approximately $2.2 million and $12.2 million as of September 30, 2022 and December 31, 2021, respectively. There were no short-term investments with original maturities of greater than 3 months but less than 1 year as of September 30, 2022 and December 31, 2021, respectively. Additionally, there were no short-term investments in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively. Long-term investments have original maturities of greater than 1 year. There were no investments classified as long-term at September 30, 2022 or December 31, 2021. The Company has determined that there were no other-than-temporary declines in the fair values of its investments as of September 30, 2022 as the Company does not have any short or long-term investments as of September 30, 2022.

(9) Liability Related to Sale of Future Royalties

On October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (the “Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the Biogen Collaboration Agreement up to an agreed upon threshold of royalties. This threshold was met during the second quarter of 2022 and our obligations to HCRP expired upon Biogen’s payment of royalties for that quarter.

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

The Company has a liability related to the sale of future royalties of $0 and $7.5 million for the periods ending September 30, 2022 and 2021, respectively.

The following table shows the activity within the liability account for the nine-month period ended September 30, 2022 and 2021, respectively:

(In thousands)	September 30, 2022	September 30, 2021
Liability related to sale of future royalties - beginning balance	$4,460	$15,257
Deferred transaction costs amortized	33	193
Non-cash royalty revenue payable to HCRP	(4,739)	(8,889)
Non-cash interest expense recognized	246	891
Liability related to sale of future royalties - ending balance	$—	$7,452

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

Holders of the 2024 Notes will have the right, at their option, to require the Company to purchase their 2024 Notes if a fundamental change (as defined in the 2024 Indenture) occurs, such as a delisting of the Company’s common stock from the Nasdaq Global Select Market, in each case, at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. If a make-whole fundamental change occurs, as described in the 2024 Indenture, and a holder elects to convert its 2024 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the adjusted conversion rate as described in the 2024 Indenture.

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of September 30, 2022.

The outstanding 2024 Note balances as of September 30, 2022 and December 31, 2021 consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(44,240)	(55,975)
Net carrying amount	$162,760	$151,025
Equity component	$18,257	$18,257
Derivative liability-conversion option	$—	$37

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the three- and nine-month periods ended September 30, 2022, the Company recognized $7.2 million and $21.1 million, respectively, of interest expense related to the 2024 Notes at the effective interest rate of 18.13%. The fair value of the Company’s 2024 Notes was approximately $157.3 million as of September 30, 2022.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the three- and nine-month periods ended September 30, 2022 and 2021:

(In thousands)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Contractual interest expense	$3,105	$3,105	$9,315	$9,315
Amortization of debt issuance costs	291	243	834	698
Amortization of debt discount	3,797	3,179	10,902	9,130
Total interest expense	$7,193	$6,527	$21,051	$19,143

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

The following table sets forth total interest expense recognized related to the 2021 Notes for the three- and nine-month periods ended September 30, 2022 and 2021:

(In thousands)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Contractual interest expense	$—	$—	$—	$428
Amortization of debt issuance costs	—	—	—	95
Amortization of debt discount	—	—	—	934
Total interest expense	$—	$—	$—	$1,457

Non-Convertible Capital Loans

Our Biotie subsidiary received fourteen non-convertible capital loans granted by Business Finland (formerly Tekes) for research and development of specific drug candidates, with an aggregate adjusted acquisition-date fair value of $20.5 million (€18.2 million) and an aggregate carrying value of $24.9 million as of September 30, 2022. The loans are to be repaid only when the consolidated retained earnings of Biotie from the development of specific loan-funded product candidates is sufficient to fully repay the loans. In light of the status of the loan-funded product candidates, we filed an application with Business Finland for waiver of the loans and accrued interest. In July 2022, Business Finland granted these waivers, which will become effective upon Biotie’s compliance with specified conditions to be completed, including a residual payment of approximately $50,000 for one of the loans. As of September 30, 2022, Biotie had approximately $14.5 million in cash.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. The Company’s leases have remaining lease terms of 4.25 years to 5.75 years. The Company has exercised the option to terminate the Ardsley lease with a termination date of June 22, 2022.

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

The Company’s leases have remaining lease terms of 4.25 years to 5.75 years, which reflects the exercise of the early termination of the Company’s Ardsley, NY lease as described above. The weighted-average remaining lease term for the Company’s operating leases was 4.6 years at September 30, 2022. The weighted-average discount rate was 7.89% at September 30, 2022.

ROU assets and lease liabilities related to the Company’s operating leases are as follows:

(In thousands)	Balance Sheet Classification	September 30, 2022	December 31, 2021
Right-of-use assets	Right of use assets	$5,541	$6,751
Current lease liabilities	Current portion of lease liabilities	1,454	8,186
Non-current lease liabilities	Non-current portion of lease liabilities	4,612	4,086

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended September 30, 2022	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Operating lease cost	$431	$1,600	$3,390	$4,593
Variable lease cost	132	948	1,960	3,283
Short-term lease cost	1	339	7	829
Total lease cost	$564	$2,887	$5,357	$8,705

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2022 (excluding the three months ended September 30, 2022)	$295
2023	1,546
2024	1,588
2025	1,633
2026	1,678
Later years	539
Total lease payments	7,279
Less: Imputed interest	(1,213)
Present value of lease liabilities	$6,066

Supplemental cash flow information related to the Company’s operating leases are as follows:

(In thousands)	Nine-month period ended September 30, 2022	Nine-month period ended September 30, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$295	$4,605

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

During the nine-month period ended September 30, 2022, the Company incurred $0.3 million of restructuring charges, substantially all of which were cash expenditures for severance and other employee separation-related costs. All of the restructuring charges were recorded in selling, general and administrative expenses for the nine-month period ended September 30, 2022.

A summary of the restructuring charges for the nine-month period ended September 30, 2022 is as follows:

(In thousands)	Restructuring Costs
Restructuring Liability as of December 31, 2021	$1,851
Q1 Restructuring Costs	226
Q1 Restructuring Payments	(1,700)
Restructuring Liability as of March 31, 2022	$377
Q2 Restructuring Costs	25
Q2 Restructuring Payments	(145)
Restructuring Liability as of June 30, 2022	$257
Q3 Restructuring Costs	—
Q3 Restructuring Payments	(257)
Restructuring Liability as of September 30, 2022	$(0)

(14) Commitments and Contingencies

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against the Company with the American Arbitration Association under a September 26, 2003 License Agreement that it originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleged a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and claimed damages based on unpaid license royalties of $6 million plus interest. On June 28, 2022, the Company settled DRI’s claim in exchange for a payment by the Company to DRI of $750,000 expressly without any admission of wrongdoing. Although the Company believed it had valid defenses to this claim, it also believed that the settlement was in the best interests of the Company and its stockholders to avoid the future expense and distraction associated with continuing the arbitration. The Company recorded a liability of $2 million for the year ended December 31, 2020 in accrued expense and other current liabilities related to the dispute. As a result of the settlement, during the quarter ended September 30, 2022, this accrual was reduced to the $750,000 settlement amount and a corresponding gain of $1.3 million was recorded in the consolidated statement of operations as other income.

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

During the quarter ended September 30, 2022, the Company incurred approximately $7.7 million of purchase commitments with Catalent, of which $3.9 million are recognized as inventory within the Company’s balance sheet and $3.8 million are recognized as cost of sales within the Company’s consolidated statement of operations for the period. As of September 30, 2022, the minimum remaining purchase commitment to Catalent was $4.5 million through December 31, 2022, and $18.0 million annually each year thereafter.

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

Alkermes Arbitration

On October 16, 2022, the Company issued a press release announcing that a three-judge arbitration panel has issued a final decision in a dispute regarding licensing royalties relating to AMPYRA. The Company was awarded $15 million plus prejudgment interest of $1.5 million from Alkermes. In addition, as a result of the panel’s ruling, the Company will be permitted to cease paying Alkermes a double-digit percentage of net sales for the license and supply of AMPYRA, and the Company is now free to use alternative sources for supply of AMPYRA, which the Company has already secured. On October 21, 2022, we made a submission to the arbitration panel to correct the award to include an additional $1.6 million that was inadvertently omitted from the initial award calculation, which amount Alkermes does not dispute. We are awaiting the arbitration tribunal’s decision on this corrected award amount and the amount of pre-judgment interest to be applied to this corrected award amount.

Shareholder Vote

On June 22, 2022, the Company received notice that it is no longer in compliance with Nasdaq’s continued listing requirements because the trading price of its common stock had fallen below $1.00 for a period of more than 30 consecutive business days. The Company has 180 days, or until December 19, 2022, in order to regain compliance with this requirement in order to avoid potential delisting of its common stock, which would have significant adverse consequences both for the liquidity of the Company’s common stock and under the Indenture governing the 2024 Notes. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If the Company’s common stock is delisted, holders of the 2024 Notes would have the right to require the Company to repurchase the 2024 Notes for 100% of their principal amount. If holders representing a significant amount of the 2024 Notes were to exercise this repurchase right, the Company would be unable to pay, which would result in a default under the Indenture. Such a default could, in turn, result in the Company’s bankruptcy or liquidation. On November 11, 2022, the Company held a special meeting of stockholders in order authorize the Company’s Board of Directors to approve the amendment and restatement of the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio of any whole number in the range of 1-for-2 to 1-for-20 within one year following the conclusion of the special meeting. At the special meeting, the Company’s stockholders voted to authorize the Board of Directors to effect a reverse stock split. The Company believes that this approval by stockholders of the reverse stock split proposal, will, if necessary as determined by the Board of Directors, enable the Company to maintain its listing on the Nasdaq Global Select Market, which forms the basis of the Company’s long-term strategic planning.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market Inbrija (levodopa inhalation powder), which is approved in the U.S. for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa. Inbrija is for as needed use and utilizes our ARCUS pulmonary delivery system, a technology platform designed to deliver medication through inhalation that we believe has potential to be used in the development of a variety of inhaled medicines. We also market branded Ampyra (dalfampridine) Extended Release Tablets, 10 mg in the U.S. as treatment to improve walking in patients with multiple sclerosis, or MS.

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. U.S. Food and Drug Administration (FDA) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 18% of Medicare plan lives. U.S. net revenue for Inbrija was $7.8 million for the quarter ended September 30, 2022 and $7.8 million for the quarter ended September 30, 2021.

Inbrija is also approved for use in the European Union (EU). The European Commission (EC)-approved Inbrija dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the EU approval, Inbrija is indicated for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. Net revenues for ex-U.S. Inbrija sales in Germany were $1.0 million for the quarter ended September 30, 2022.

Inbrija utilizes our ARCUS platform for inhaled therapeutics. Because of our limited financial resources, we previously suspended work on ARCUS and other proprietary research and development programs. However, we are discussing potential collaborations with other companies that have expressed interest in formulating their novel molecules for pulmonary delivery using ARCUS, and we have already performed feasibility studies for a number of these opportunities.

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $21.1 million for the quarter ended September 30, 2022 and $20.0 million for the quarter ended September 30, 2021.

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen, and these challenges could lead to generic competition with Fampyra. For example, we understand that a generic drug manufacturer that has sought to invalidate Fampyra patents in Germany through nullity proceedings has commenced a generic launch in Germany. Refer to Legal Proceedings in Part II, Item 1 of this report for more information.

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

Under the manufacturing services agreement, we agreed to purchase from Catalent at least $16 million of Inbrija in 2021 (pro-rated for a partial year) and $18 million of Inbrija each year from 2022 through 2030, subject to reduction in certain cases. In December 2021, we and Catalent amended the manufacturing services agreement to adjust the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period was replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap for the Adjustment Period that corresponded to our original minimum inventory purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021. As a result of the amendment, our payments to Catalent for product delivered during the Adjustment Period were approximately $9.0 million less than the $17 million minimum inventory purchase obligation for that period. During the quarter ended September 30, 2022, the Company incurred approximately $7.7 million of purchase commitments with Catalent, of which $3.9 million are recognized as inventory within the Company’s balance sheet and $3.8 million are recognized as cost of sales within the Company’s consolidated statement of operations for the period. As of September 30, 2022, the minimum remaining purchase commitment to Catalent was $4.5 million through December 31, 2022, and $18.0 million annually each year thereafter.

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

Financial Management

As of September 30, 2022, we had cash, cash equivalents, and restricted cash of approximately $34.2 million. Restricted cash includes $12.4 million in escrow related to the 6% semi-annual interest portion of our convertible senior secured notes due 2024, which interest is payable in cash or stock. If we elect to pay interest due in stock, a corresponding amount of the restricted cash will be released from escrow. The issuance of shares to pay interest on the 2024 notes is based on a formula set forth in the 2024 notes indenture. Based on the current market price of our common stock and our remaining authorized shares of common stock that are not reserved for other purposes, we believe that for the foreseeable future interest payments on the 2024 notes will have to be made in cash. In addition, on October 18, 2022, we announced that we will not use its common stock to make the approximately $6.2 million interest payment due on December 1, 2022.

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

Inbrija and ARCUS

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, in December 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. in February 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 18% of Medicare plan lives. U.S. net revenue for Inbrija was $7.8 million for the quarter ended September 30, 2022 and $7.8 million for the quarter ended September 30, 2021.

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

We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Spain and Germany. Under the terms of the Germany distribution agreement, in 2021 we received a €5 million (approximately $5.9 million) upfront payment, and we are entitled to receive sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we are entitled to receive a significant double-digit percentage of the Inbrija selling price in exchange for supply of the product. Esteve Pharmaceuticals launched Inbrija in Germany in June 2022 and expects to launch Inbrija in Spain in early 2023. Net revenues for ex-U.S. Inbrija sales in Germany were $1.0 million for the quarter ended September 30, 2022.

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

We believe there are potential opportunities for using ARCUS with central nervous system, or CNS, as well as non-CNS, disorders. Due to several corporate restructurings since 2017 and associated cost-cutting measures, including the corporate restructurings we announced in January and September 2021, we suspended work on ARCUS and other proprietary research and development programs. However, we are discussing potential collaborations with other companies that have expressed interest in formulating their novel molecules for pulmonary delivery using ARCUS, and we have already performed feasibility studies for a number of these opportunities.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $21.1 million for the quarter ended September 30, 2022 and $20.0 million for the quarter ended September 30, 2021.

Prior to October 2022 our primary source of supply of Ampyra was provided through a manufacturing and license agreement with Alkermes PLC. In July 2020, we filed an arbitration demand with the American Arbitration Association against Alkermes after the parties were unable to resolve a dispute over license and supply royalties following the 2018 expiration of an Alkermes patent relating to Ampyra. On October 16, 2022, we announced that a three-judge arbitration panel issued a final decision in this dispute and awarded to us $15 million plus prejudgment interest of $1.5 million. In addition, as a result of the panel’s ruling, we will no longer have to pay Alkermes any royalties on net sales for license and supply of Ampyra, and we are now free to use alternative sources for supply of Ampyra, which we have already secured. We expect the cost savings associated with this decision to greatly benefit the product’s value to the Company.

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

Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. This threshold was met during the second quarter of 2022 and our obligations to HCRP expired upon Biogen’s payment of royalties for that quarter. The HCRP transaction is accounted for as a liability, as described in Note 9 to our Consolidated Financial Statements included in this report.

Ampyra Patent Update

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Fampyra had ten years of market exclusivity in the European Union that expired in 2021. Accordingly, even though the European patents were upheld by the Technical Board of Appeal of the European Patent Office, generic drug manufacturers may seek to challenge Fampyra’s European patents within individual European countries, and Fampyra could potentially face competition from those generic drug manufacturers. For example, a generic drug manufacturer that has sought to invalidate Fampyra patents in Germany through nullity proceedings, as described in the following paragraph, has commenced a generic launch in Germany even though the patents have not been invalidated. Several other generics have been approved in Germany but have not yet been commercially launched, and there are also several generics that have taken steps to potentially initiate a generic launch in Spain and France although the patents have not been invalidated in those jurisdictions either.

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

Results of Operations

Three-Month Period Ended September 30, 2022 Compared to September 30, 2021

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies and ASD Specialty Healthcare, Inc. (an AmeriSource Bergen affiliate). We recognized net revenues from the U.S. sales of Inbrija of $7.8 million for the three-month periods ended September 30, 2022 and 2021. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below. Additionally, we recognized revenues from our supply agreement with Esteve Pharmaceuticals for sales in Germany of $1.0 million and $0 for the three-month periods ended September 30, 2022 and 2021, respectively, which represents initial stocking of Inbrija.

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

We believe that first and fourth quarter revenues for our products are subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe that specialty pharmacies used for Inbrija distribution may increase their Inbrija inventory, within contractual limits where applicable, in anticipation of the holidays and new year. We believe these factors have had a positive impact on fourth quarter revenues and a negative impact on first quarter revenues in the past two years. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs fourth quarter revenues increase, and first quarter revenues decrease, on a relative basis.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $21.1 million and $20.0 million for the three-month periods ended September 30, 2022 and 2021, respectively, an increase of $1.1 million, or 6%. The increase in Ampyra net revenues of $1.1 million was composed of a decrease in volume of $2.5 million, partially offset by net price increase and discount and allowance adjustments of $3.6 million for the three-month period ended September 30, 2022. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

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

We believe that first and fourth quarter revenues for our products are subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe specialty pharmacies may increase their inventory anticipation of the holidays and new year. These factors have had a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs fourth quarter revenues increase, and first quarter revenues decrease, on a relative basis.

Royalty Revenues

We recognized $3.0 million and $3.6 million in royalty revenues for the three-month periods ended September 30, 2022 and 2021, respectively, a decrease of $0.6 million or 17%.

License Revenues

We recognized $0.5 million and $0 in royalty revenues for the three-month periods ended September 30, 2022 and 2021, respectively.

Cost of Sales

We recorded cost of sales of $11.0 million for the three-month period ended September 30, 2022 as compared to $13.3 million for the three-month period ended September 30, 2021. Cost of sales for the three-month period ended September 30, 2022 consisted primarily of $10.2 million in inventory costs related to recognized revenues, $0.2 million in royalty fees based on net product shipments, and $0.6 million in other period costs. Cost of sales for the three-month period ended September 30, 2021 consisted primarily of $13.0 million in inventory costs related to recognized revenues and $0.3 million in royalty fees based on net product shipments.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended September 30, 2022 and 2021.

Research and Development

Research and development expenses for the three-month period ended September 30, 2022 were $1.4 million as compared to $1.9 million for the three-month period ended September 30, 2021, a decrease of approximately $0.5 million, or 26%. The decrease was primarily due to restructuring and related decreases in several research and development programs.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended September 30, 2022 were $9.8 million compared to $14.5 million for the three-month period ended September 30, 2021, a decrease of approximately $4.7 million, or 32%. The decrease was primarily due to a decrease in marketing-related spending of $1.7 million for Inbrija, a decrease in overall salaries and benefits of $0.5 million, a decrease in spending of $1.0 million for Ampyra and a decrease in other selling related expenses of $1.5 million.

General and administrative expenses for the three-month period ended September 30, 2022 were $13.2 million compared to $15.1 million for the three-month period ended September 30, 2021, a decrease of approximately $1.9 million, or 13%. The decrease was primarily due to a decrease in professional fees of $1.7 million, a decrease of $2.2 million in restructuring costs, and a decrease in Civitas spending of $0.6 million due to the sale of the Chelsea facility manufacturing operations, partially offset by an increase in other departmental spending of $2.6 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded negligible income due to the change in the fair value of the derivative liability for the three-month period ended September 30, 2022.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income relating to changes in the fair value of our acquired contingent consideration of $4.6 million for the three-month period ended September 30, 2022 as compared to a loss of $2.2 million for the three-month period ended September 30, 2021. The changes in the fair-value of the acquired contingent consideration were primarily due to updates the change in projected revenue and the recalculation of cash flows for the passage of time, as well as an increase in the discount rate.

Other Expense, Net

Other expense, net was $7.4 million and $7.2 million for the three-month periods ended September 30, 2022 and 2021, respectively. Nearly all Other Expense, net was interest on the 6.00% Convertible Senior Secured Notes due 2024.

(Provision for)/Benefit from Income Taxes

For the three-month periods ended September 30, 2022 and 2021, we recorded a provision from income taxes of $1.4 million and a benefit of $3.1 million, respectively. The effective income tax rates for the three-month periods ended September 30, 2022 and 2021 were (11.3)% and 10.2%, respectively.

The variance in the effective tax rates for the three-month period ended September 30, 2022 as compared to the three-month period ended September 30, 2021 was due primarily to an increase in the existing valuation allowance recorded on our deferred tax assets for which no tax benefit can be recognized, which increase includes the valuation allowance due to a deemed ownership change described below.

The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period (“ownership change”). In the event of such a deemed ownership change, Section 382 imposes an annual limitation on pre-ownership change tax attributes. The Company experienced an ownership change in the previous quarter under Section 382 due to cumulative changes in the Company’s ownership over three years. Accordingly, the Company's ability to utilize NOL’s and tax credit carryforwards attributable to periods prior to the deemed ownership change is subject to the annual limitation. As a result of the impact of this limitation, the Company has recorded a tax benefit of approximately $2.0 million for the three months period ended September 30, 2022 with respect to the Section 382 impact.

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

We have ongoing state examinations in Massachusetts and New Jersey which cover multiple years. There have been no proposed adjustments at this stage of the examination. The Minnesota examination was finalized during the second quarter of 2022 for tax years 2018 and 2019 with no adjustments.

Nine-Month Period Ended September 30, 2022 Compared to September 30, 2021

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which primarily includes specialty pharmacies and ASD Specialty Healthcare, Inc. We recognized net revenues from the U.S. sales of Inbrija of $19.0 million and $19.2 million for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively, a decrease of $0.2 million, or 1%. The decrease in Inbrija US net revenues of $0.2 million was composed of an increase in price of $1.1 million, partially offset by a decrease in volume of $0.4 million and an increase in discount and allowance adjustments of $0.9 million, for the nine-month period ended September 30, 2022. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below. Additionally, we recognized revenues from our supply agreement with Esteve Pharmaceuticals for sales in Germany of $2.9 million and $0 for the nine-month periods ended September 30, 2022 and 2021, respectively, which represents initial stocking of Inbrija.

Discounts and allowances which are included as an offset in net revenues consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future. Higher discounts and allowances in the nine-month period ended September 30, 2022 as compared to the nine-month period ended September 30, 2021 were a result of true-ups for the difference between estimated amounts accrued and actual amounts ultimately paid.

We believe that first and fourth quarter revenues for our products are subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe that specialty pharmacies used for Inbrija distribution may increase their Inbrija inventory, within contractual limits where applicable, in anticipation of the holidays and new year. We believe these factors have had a positive impact on fourth quarter revenues and a negative impact on first quarter revenues in the past two years. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs fourth quarter revenues increase, and first quarter revenues decrease, on a relative basis.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenue from the sale of Ampyra to these customers of $54.2 million and $62.0 million for the nine-month periods ended September 30, 2022 and 2021, respectively, a decrease of $7.8 million, or 13%. The decrease in Ampyra net revenues of $7.8 million was composed of a decrease in volume of $12.8 million, partially offset by net price increase and discount and allowance adjustments of $5.0 million for the nine-month period ended September 30, 2022. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

Discounts and allowances which are included as an offset in net revenues consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act. Discounts and allowances may increase as a percentage of sales as we enter into managed care contracts in the future. Lower discounts and allowances in the nine-month period ended September 30, 2022 as compared to the nine-month period ended September 30, 2021 were a result of true-ups for the difference between estimated amounts accrued and actual amounts ultimately paid.

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

Other Product Revenues

We recognized $0 and negligible revenues from the sale of other products for the nine-month periods ended September 30, 2022 and 2021, respectively.

Royalty Revenues

We recognized $10.6 million and $10.8 million in royalty revenues for the nine-month periods ended September 30, 2022 and 2021, respectively, a decrease of $0.2 million, or 2%.

License Revenues

We recognized $0.5 million and $0 in royalty revenues for the three-month periods ended September 30, 2022 and 2021, respectively.

Cost of Sales

We recorded cost of sales of $25.8 million for the nine-month period ended September 30, 2022 as compared to $36.6 million for the nine-month period ended September 30, 2021. Cost of sales for the nine-month period ended September 30, 2022 consisted primarily of $24.4 million in inventory costs related to recognized revenues, $0.7 million in royalty fees based on net product shipments and $0.7 million in other period costs. Cost of sales for the nine-month period ended September 30, 2021 consisted primarily of $34.4 million in inventory costs related to recognized revenues and $0.8 million in royalty fees based on net product shipments, idle capacity costs of $0.1 million, and $1.3 million in period costs related to expired inventory, freight, stability testing, and packaging.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $23.1 million for the nine-month periods ended September 30, 2022 and September 30, 2021.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2022 were $4.6 million as compared to $9.1 million for the nine-month period ended September 30, 2021, a decrease of approximately $4.5 million, or 49%. The decrease was primarily due to restructuring and related decreases in several research and development programs to shift focus on the Inbrija launch.

Selling, General and Administrative

Sales and marketing expenses for the nine-month period ended September 30, 2022 were $30.6 million compared to $44.4 million for the nine-month period ended September 30, 2021, a decrease of approximately $13.8 million, or 31%. The decrease was primarily due to a decrease in marketing-related spending of $6.9 million for Inbrija, a decrease in overall salaries and benefits of $3.3 million, a decrease in spending related to Ampyra of $2.9 million, and a decrease in other selling related expenses of $0.7 million.

General and administrative expenses for the nine-month period ended September 30, 2022 were $49.4 million compared to $51.6 million for the nine-month period ended September 30, 2021, a decrease of approximately $2.2 million, or 4%. The decrease was primarily due to a decrease in professional fees of $6.1 million, a decrease of $3.7 million in restructuring costs, a decrease in overall salaries and benefit costs of $2.5 million, and a decrease in Civitas spending of $1.6 million due to the sale of the Chelsea facility manufacturing operations, partially offset by an increase in other departmental spending of $11.7 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded negligible income due to the change in the fair value of the derivative liability for the nine-month period ended September 30, 2022.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income relating to changes in the fair value of our acquired contingent consideration of $10.7 million for the nine-month period ended September 30, 2022 as compared to income of $4.2 million for the nine-month period ended September 30, 2021. The changes in the fair-value of the acquired contingent consideration were primarily due to updates the change in projected revenue and the recalculation of cash flows for the passage of time, as well as an increase in the discount rate.

Other Expense, Net

Other expense, net was $21.2 million and $22.7 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Nearly all Other Expense, net was interest on the 6.00% Convertible Senior Secured Notes due 2024.

(Provision for)/Benefit from Income Taxes

For the nine-month periods ended September 30, 2022 and 2021, we recorded a provision from income taxes of $28.2 million and a benefit of $6.8 million, respectively. The effective income tax rates for the nine-month periods ended September 30, 2022 and 2021 were (49.69)% and 7.53%, respectively. The variance in the effective tax rates for the nine-month period ended September 30, 2022 as compared to the nine-month period ended September 30, 2021, was due primarily to forfeitures of equity of which no tax deduction is recorded and an increase in the existing valuation allowance recorded on our deferred tax assets for which no tax benefit can be recognized, which increase includes the valuation allowance due to a deemed ownership change described below.

The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period (“ownership change”). In the event of such a deemed ownership change, Section 382 imposes an annual limitation on pre-ownership change tax attributes. The Company experienced an ownership change in the previous quarter under Section 382 due to cumulative changes in the Company’s ownership over three years. Accordingly, the Company's ability to utilize NOL’s and tax credit carryforwards attributable to periods prior to the deemed ownership change is subject to the annual limitation. As a result of the impact of this limitation, the Company has recorded a cumulative tax expense of approximately $25.0 million through September 30, 2022 with respect to the Section 382 impact.

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

We have ongoing state examinations in Massachusetts and New Jersey which cover multiple years. There have been no proposed adjustments at this stage of the examination. The Minnesota examination was finalized during the second quarter of 2022 for years 2018 and 2019 with no adjustments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily from: private placements and public offerings of our capital stock; borrowing money through loans and the issuance of debt instruments; payments received under our collaboration and licensing agreements; revenue from sales of Ampyra, Fampyra, and Inbrija, as well as our former products, Zanaflex and Qutenza; royalty monetizations and a revenue interest financing arrangement; and, to a lesser extent, funding from government grants. Also, in February 2021, we obtained additional capital from the sale of our Chelsea manufacturing operations.

At September 30, 2022, we had $20.7 million of cash and cash equivalents, compared to $45.6 million at December 31, 2021. Our September 30, 2022 cash and cash equivalents balance does not include $12.4 million of restricted cash that is currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements. We incurred a net loss of $85.1 million and $104.0 million for the nine-month period ended September 30, 2022 and the year ended December 31, 2021, respectively.

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

Our ability to meet our future operating requirements, repay our liabilities, and meet our other obligations, and continue as a going concern are dependent upon a number of factors, including our ability to generate cash from product sales, reduce planned expenditures, and obtain additional financing. If we are unable to generate sufficient cash flow from the sale of our products, we may be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing our 2024 Notes, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, our ability to raise additional capital and repay or restructure our indebtedness will depend on the capital markets and our financial condition at such time, among other factors. In addition, financing may not be available when needed, at all, on terms acceptable to us or in accordance with the restrictions described above.

On June 22, 2022, we received notice that we are no longer in compliance with Nasdaq’s continued listing requirements because the trading price of our common stock had fallen below $1.00 for a period of more than 30 consecutive business days. We have 180 days, or until December 19, 2022, in order to regain compliance with this requirement in order to avoid potential delisting of our common stock, which would have significant adverse consequences both for the liquidity of our common stock and under the Indenture governing the 2024 Notes. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If our common stock is delisted, holders of the 2024 Notes would have the right to require us to repurchase the 2024 Notes for 100% of their principal amount. If holders representing a significant amount of the 2024 Notes were to exercise this repurchase right, we would be unable to pay, which would result in a default under the Indenture. Such a default could, in turn, result in our bankruptcy or liquidation. On November 11, 2022, we held a special meeting of stockholders in order authorize our Board of Directors to approve the amendment and restatement of the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio of any whole number in the range of 1-for-2 to 1-for-20 within one year following the conclusion of the special meeting. At the special meeting, our stockholders voted to authorize the Board of Directors to effect a reverse stock split. We believe that this approval by stockholders of the reverse stock split proposal, will, if necessary as determined by the Board of Directors, enable us to maintain its listing on the Nasdaq Global Select Market, which forms the basis of our long-term strategic planning.

We believe that our existing cash and cash equivalents will be sufficient to cover our cash flow requirements for at least the next twelve months from the issuance date of these financial statements. However, our future requirements may change and will depend on numerous factors, some of which may be beyond our control.

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

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. Under the 2024 Indenture, we may elect to pay interest in cash or shares of our common stock, subject to the satisfaction of certain conditions. If we elect to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date. On October 18, 2022, we announced that we will not use common stock to make the approximately $6.2 million interest payment due on December 1, 2022. Additionally, based on the current market price of our common stock and our remaining authorized shares of common stock that are not reserved for other purposes, we believe that for the foreseeable future interest payments on the 2024 notes will have to be made in cash.

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

Holders of the 2024 Notes will have the right, at their option, to require us to purchase their 2024 Notes if a fundamental change (as defined in the 2024 Indenture) occurs, such as a delisting of our common stock from the Nasdaq Global Select Market, in each case, at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. If a make-whole fundamental change occurs, as described in the 2024 Indenture, and a holder elects to convert its 2024 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the adjusted conversion rate as described in the 2024 Indenture.

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

We received stockholder approval on August 28, 2020 to increase the number of authorized shares of our common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, we determined that multiple embedded conversion options met the conditions for equity classification. We performed a valuation of these conversion options as of September 17, 2020, which was the date we completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. We performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of September 30, 2022. The outstanding 2024 Note balances as of September 30, 2022 consisted of the following:

(In thousands)	September 30, 2022
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(44,240)
Net carrying amount	$162,760
Equity component	$18,257
Derivative liability-conversion Option	$—

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

Non-Convertible Capital Loans

Our Biotie subsidiary received fourteen non-convertible capital loans granted by Business Finland (formerly Tekes) for research and development of specific drug candidates, with an aggregate adjusted acquisition-date fair value of $20.5 million (€18.2 million) and an aggregate carrying value of $24.9 million as of September 30, 2022. The loans are to be repaid only when the consolidated retained earnings of Biotie from the development of specific loan-funded product candidates is sufficient to fully repay the loans. In light of the status of the loan-funded product candidates, we filed an application with Business Finland for waiver of the loans and accrued interest. In July 2022, Business Finland granted these waivers, which will become effective upon Biotie’s compliance with specified conditions to be completed, including a residual payment of approximately $50,000 for certain of these loans. As of September 30, 2022, Biotie had approximately $14.5 million in cash.

Research and Development Loans

In addition to the non-convertible capital loans described above, Research and Development Loans (“R&D loans”) were granted to Biotie by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0 as of September 30, 2022. These loans were repaid in equal annual installments from January 2017 through January 2021.

Cash and Cash Equivalents

At September 30, 2022, cash and cash equivalents were approximately $20.7 million, as compared to $45.6 million at December 31, 2021. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our September 30, 2022 cash and cash equivalents balance does not include $12.4 million of restricted cash that is currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock (the amount released would correspond to the amount of interest paid using shares).

Net Cash Used in Operations

Net cash used in operations was $30.1 million for the nine-month period ending September 30, 2022. Cash used by operations for the nine-month period ended September 30, 2022 was primarily due to:

•

a net loss of $85.1 million, a change in acquired contingent consideration obligation of $10.7 million, non-cash royalty revenue of $4.8 million, a decrease in other non-current liabilities of $0.4 million, an increase in other assets of $0.2 million, a decrease in accounts payable, accrued expenses and other current liabilities of $0.8 million, and an increase in prepaid expenses and other current assets of $0.3 million; partially offset by

•

share based compensation expense of $1.3 million, amortization of debt discount and debt issuance costs of $12.4 million, depreciation and amortization of $24.8 million, a decrease in accounts receivable of $2.3 million, and a decrease in inventory of $3.3 million, a tax provision of $28.3 million.

Net Cash Used in Investing

Net cash used in investing activities for the nine-month period ended September 30, 2022 was due primarily to purchases of property and equipment and intangible assets of $0.3 million.

Net Cash Provided by Financing

Net cash provided by financing activities for the nine-month period ended September 30, 2022 was $0.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2021. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our research and development activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. As of September 30, 2022, the minimum remaining purchase commitment to Catalent was $4.5 million through December 31, 2022, less any payments to Catalent for actual product delivered and $18 million annually each year thereafter. Under our agreement with Catalent, we are obligated to make minimum inventory purchase commitments for Inbrija through the expiration of the agreement on December 31, 2030. As of September 30, 2022, we have additional inventory-related purchase commitments of approximately $2.5 million, as compared to $0.7 million as of September 30, 2021.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the third quarter of 2022, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer. Based on that evaluation, these officers have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2020, we filed an arbitration demand with the American Arbitration Association against Alkermes, PLC after the parties were unable to resolve a dispute over license and supply royalties following the 2018 expiration of an Alkermes patent relating to AMPYRA. On October 16, 2022, we announced that a three-judge arbitration panel issued a final decision in this dispute and awarded to us $15 million plus prejudgment interest of $1.5 million. In addition, as a result of the panel’s ruling, we will no longer have to pay Alkermes any royalties on net sales for license and supply of AMPYRA, and we are now free to use alternative sources for supply of AMPYRA, which we have already secured. On October 21, 2022, we made a submission to the arbitration panel to correct the award to include an additional $1.6 million that was inadvertently omitted from the initial award calculation, which amount Alkermes does not dispute. We are awaiting the arbitration tribunal’s decision on this corrected award amount and the amount of pre-judgment interest to be applied to this corrected award amount.

On August 20, 2020, ratiopharm Gmbh (an affiliate of Teva Pharmaceutical Industries Ltd.) filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalmfapridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At an oral hearing in February 2022, the German court dismissed ratiopharm’s action against the ‘536 patent as inadmissible because of ongoing formality proceedings relating to the ‘536 patent in the European Patent Office. At an oral hearing in April 2022, the German court dismissed ratiopharm’s action against the ‘548 patent as inadmissible because of ongoing formality proceedings relating to the ‘548 patent in the European Patent Office. Ratiopharm has appealed the decision on the ‘536 patent but not the decision on the ‘548 patent, and could refile the nullity actions. Ratiopharm has commenced a generic launch in Germany, notwithstanding the dismissals of the nullity actions. On January 11, 2022, STADA Arzneimittel also filed a nullity action against the ‘536 patent, and on July 27, 2022, Teva GmbH also filed a nullity action against the ‘548 patent, both in the same court as the ratiopharm nullity actions. We are working with Biogen to vigorously defend these actions and enforce our patent rights.

Item 1 of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, include prior updates to the legal proceeding in Germany described above.

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

Following is the restated text of certain risk factors, as well as additional risk factors, to report changes since our publication of risk factors in our 2021 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, and June 30, 2022.

Our ability to continue as a going concern is dependent on a significant amount of cash required to operate our business and service our debt, as well as our ability to obtain additional funding in the future; we may not have sufficient cash flow from our business to continue to sufficiently fund our operations and pay our substantial debt.

We will need to expend substantial resources for commercialization of our marketed products, including costs associated with the commercialization of Inbrija. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness of $207.1 million of convertible senior secured notes that mature in December 2024, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to support our operations and service our debt and make necessary capital expenditures. Also, research and development programs will not generate any revenues for the foreseeable future, if ever, because they have been either suspended or are in early stages and are subject to numerous risks including those described elsewhere in these risk factors.

Our ability to meet our future operating requirements, repay our liabilities, meet our other obligations, and continue as a going concern are dependent upon a number of factors, including our ability to generate cash from product sales, reduce planned expenditures, maintain the listing of our common stock on the Nasdaq Global Select Market and obtain additional financing. If we are unable to generate sufficient cash flow from the sale of our products, we will be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing our 2024 Notes, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional capital on terms that may be onerous and which are likely to be highly dilutive. Also, our ability to raise additional capital and repay or restructure our indebtedness will depend on the capital markets and our financial condition at such time, among other factors. In addition, financing may not be available when needed, at all, on terms acceptable to us or in compliance with the restrictions contained in our debt instruments. Furthermore, a determination that there is substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result of these factors, we may not be able to engage in any of the alternative activities, or engage in such activities on desirable terms, which could harm our business, financial condition and results of operations, as well as result in a default on our debt obligations. If we are unable to take these actions, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or cease operations altogether.

Our future operating requirements may change and will depend on numerous factors. These include the possibility that our common stock could be delisted from Nasdaq, which would have significant negative consequences under the indenture governing the 2024 Notes. If our common stock is delisted, holders of the 2024 Notes would have the right to require us to repurchase the 2024 Notes for 100% of their principal amount, plus any accrued and unpaid interest, and result in an increase in the conversion rates of such notes. If holders representing a significant amount of the 2024 Notes were to exercise this repurchase right, we would be unable to pay, which would result in a default under the indenture governing the 2024 Notes. Such a default could, in turn, result in our bankruptcy or liquidation. On November 11, 2022, we held a special meeting of stockholders in order authorize our Board of Directors to approve the amendment and restatement of the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio of any whole number in the range of 1-for-2 to 1-for-20 within one year following the conclusion of the special meeting. At the special meeting, our stockholders voted to authorize the Board of Directors to effect a reverse stock split. We believe that this approval by stockholders of the reverse stock split proposal, will, if necessary as determined by the Board of Directors, enable us to maintain our listing on the Nasdaq Global Select Market, which forms the basis of our long-term strategic planning.

We believe that our existing cash and cash equivalents will be sufficient to cover our cash flow requirements for at least the next twelve months from the issuance date of these financial statements. However, our future requirements may change and will depend on numerous factors, some of which may be beyond our control.

We may not have the ability to raise the funds necessary to settle conversions of our convertible notes or to repurchase notes upon a fundamental change.

Holders of our convertible senior secured notes due 2024 have the right to require us to repurchase their notes upon the occurrence of a fundamental change, including a delisting of our common stock from the Nasdaq Global Select Market, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. This use of cash may have a material adverse effect on our liquidity. Furthermore, we may not have enough available cash or be able to obtain financing at the time we are required to make cash payments with respect to the 2024 Notes, whether upon maturity, conversion, or occurrence of a fundamental change. In addition, our ability to repurchase the notes or to pay cash upon conversion of the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture pursuant to which the notes were issued or to make cash payments to settle conversions or make interest payments (including make-whole interest payments) as required by the notes indenture, would constitute a default under the indenture. If our common stock is delisted, this would constitute a fundamental change under the indenture governing the 2024 Notes and holders of the 2024 Notes would have the right to require us to repurchase the 2024 Notes for 100% of their principal amount. If holders representing a significant amount of the 2024 Notes were to exercise this repurchase right, we would be unable to pay, which would result in a default under the indenture governing the 2024 Notes. Such a default could, in turn, result in our bankruptcy or liquidation. While our stockholders voted on November 11, 2022 to authorize the Board of Directors to effect a reverse stock split, there can be no assurance that this or any other measures will be sufficient to avoid a delisting of our common stock and thereby trigger a fundamental change repurchase offer to holders of our 2024 Notes as described above.

We received a notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price listing rule.

On June 22, 2022, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). Our compliance period will expire on December 19, 2022. We are currently evaluating our alternatives to resolve this listing deficiency, such as, subject to approval of our stockholders and Board of Directors, implementing a reverse stock split. However, there can be no assurance that a reverse stock split would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements, and the announcement and implementation of a reverse stock split could negatively affect the price of our common stock. In the event that we do not regain compliance within the Minimum Bid Requirement within the 180-day period and we receive notice from the Staff that our common stock is being delisted, Nasdaq rules permit us to appeal any such delisting determination by the Staff to a Hearings Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. However, there can be no assurance that if we appeal the delisting determination to the Panel, such appeal would be successful, or that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other Nasdaq listing requirements.

If our common stock is delisted from the Nasdaq Global Select Market, holders of the 2024 Notes would have the right to require us to repurchase the 2024 Notes for 100% of their principal amount, plus any accrued and unpaid interest, and result in an increase in the conversion rates of such notes. If holders representing a significant amount of the 2024 Notes were to exercise this repurchase right, we would be unable to pay, which would result in a default under the indenture governing the 2024 Notes. Such a default could, in turn, result in our bankruptcy or liquidation.

A delisting of our common stock from the Nasdaq Global Select Market would materially and adversely affect a stockholder’s ability to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Furthermore, our common stock could become subject to the SEC’s “penny stock” regulations. Under such regulations, broker-dealers are required to, among other things, comply with disclosure and special suitability determinations prior to the sale of shares of common stock. If our common stock becomes subject to these regulations, the market price of our common stock and the liquidity thereof would be materially and adversely affected.

Lastly, a delisting from the Nasdaq Global Select Market could greatly impair our ability to raise additional necessary capital through equity or debt financing, or use shares of common stock for business development or other corporate purposes.

While our stockholders voted on November 11, 2022 to authorize the Board of Directors to effect a reverse stock split, there can be no assurance that this or any other measures will be sufficient to avoid a delisting of our common stock and thereby trigger a fundamental change repurchase offer to holders of our 2024 Notes as described above.

We cannot predict the effect that our reverse stock split will have on the market price for shares of our common stock.

Even though our stockholders approved a reverse stock split at the Special Meeting on November 11, 2022, we cannot predict the long-term effect of the reverse stock split upon the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Although the reverse stock split will initially result in an increased market price per share of our common stock, the market price per share may subsequently substantially decline and may continue to decline due to, among other factors, the performance of our business, economic conditions and other factors, some of which may not be under our control. Even with an increased market price per share, the total market capitalization of our shares might be lower than the total market capitalization before the reverse stock split and it could continue to decline thereafter. There can be no assurance that implementing the reverse stock split will enable us to maintain our compliance with the Nasdaq listing requirements.

Potential generic Fampyra competition could affect our prospects for receiving additional Fampyra royalties.

Biogen’s commercialization of Fampyra depends on factors such as Biogen’s ability to obtain and maintain regulatory approvals, its ability to obtain and maintain adequate third party reimbursement as described further in these risk factors, as well as the extent to which Fampyra becomes subject to competition from generic versions marketed in European or other countries. Fampyra is no longer protected by regulatory marketing exclusivity in the EU, which expired in July 2021. Accordingly, generic drug manufacturers who have obtained or may obtain marketing approval for generic versions of Fampyra in European countries can potentially launch their products in those European countries, and we and Biogen would need to rely on enforcement of Fampyra patents to prevent competition from those generic versions. Fampyra is covered by claims of two European patents, which are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. However, it is uncertain whether we and Biogen would be successful in any Fampyra patent litigation with generic drug manufacturers, and we and Biogen may be unable to obtain injunctive or similar relief to prevent the commercial launch of a generic product while patent litigation is proceeding. Also, generic drug manufacturers have filed nullity actions in Germany against both of the German national patents derived from these two patents, and similar legal proceedings could be filed in other European countries challenging Fampyra patents. We and Biogen have been unable to obtain injunctive relief to prevent the commercial launch of generic products in Germany and such generic launch has commenced even though legal proceedings continue. The launch of generic products in Germany will erode Biogen’s market share and could embolden generic companies to launch in other countries. Biogen obtained commercial approval to distribute Fampyra in China in May 2021 and commenced product sales in June 2022. However, we do not know if Biogen will obtain approval to market and commercialize Fampyra in any new jurisdictions in the future, and there can be no assurance that Biogen will launch Fampyra in any new jurisdiction where they do obtain marketing approval. All of these factors could affect sales of Fampyra sales and accordingly our prospects for receiving additional Fampyra royalties in the future.

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: November 14, 2022		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael A. Gesser
Date: November 14, 2022		Michael A. Gesser Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)