Form 10-K
period 2022-12-31
ACORDA THERAPEUTICS INC
filed 2023-03-15
CIK 1008848

Future pr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value (based on the closing price on that date) of the registrant's voting stock held by non-affiliates was $11,236,872. For purposes of this calculation, we have excluded shares of common stock held by directors, officers and stockholders reporting ownership on Schedule 13D (or amendments thereto) that exceeds five percent of the common stock outstanding at June 30, 2022. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of March 10, 2023, the registrant had 24,337,696 shares of common stock, $0.001 par value per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement for its 2023 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance.

Part III, Item 11, Executive Compensation.

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence.

Part III, Item 14, Principal Accounting Fees and Services.

ACORDA THERAPEUTICS, INC.

2022 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties, including: We may not be able to successfully market Ampyra, Inbrija or any other products under development; the COVID-19 pandemic, including related restrictions on in-person interactions and travel, and the potential for illness, quarantines, and vaccine mandates affecting our management, employees or consultants or those that work for other companies we rely upon, could have a material adverse effect on our business operations or product sales; our ability to attract and retain key management and other personnel, or maintain access to expert advisors; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures and take other actions which are necessary for us to continue as a going concern; the impact of the failure of Silicon Valley Bank and its proposed resolution; risks associated with the trading of our common stock and our credit agreements, including the potential delisting of our common stock from the Nasdaq Global Select Market which could result in a default under the indenture dated as of December 23, 2019 for Acorda’s 6.00% convertible senior secured notes, and could prevent the implementation of our business plan, and the success of actions that we may take, such as a reverse stock split, in order to attempt to maintain such listing and avoid a default; risks related to the successful implementation of our business plan, including the accuracy of our key assumptions; risks related to our corporate restructurings, including our ability to outsource certain operations, realize expected cost savings and maintain the workforce needed for continued operations; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third-party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; reliance on collaborators and distributors to commercialize Inbrija and Ampyra outside the U.S.; our ability to satisfy our obligations to distributors and collaboration partners outside the U.S. relating to commercialization and supply of INBRIJA and AMPYRA; competition for Inbrija and Ampyra, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions because, among other reasons, acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija or from other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class-action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third-party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this Annual Report, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof and we disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the date of this report except as may be required by law.

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

PART I

Item 1. Business.

Company Overview and Highlights

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market Inbrija (levodopa inhalation powder), which is approved in the U.S. for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa. Inbrija is for as needed use and utilizes our ARCUS pulmonary delivery system, a technology platform designed to deliver medication through inhalation that we believe has potential to be used in the development of a variety of inhaled medicines. We also market branded Ampyra (dalfampridine) Extended Release Tablets, 10 mg to improve walking in adults with multiple sclerosis.

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF periods in people with Parkinson’s disease treated with a carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. U.S. Food and Drug Administration (FDA) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 18% of Medicare plan lives. U.S. net revenue for Inbrija was $28.0 million for the year ended December 31, 2022.

Inbrija is also approved for use in the European Union (EU). The European Commission (EC)-approved Inbrija dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labeled dose in the U.S.). Under the EU approval, Inbrija is indicated for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. Net revenues for ex-U.S. Inbrija sales in Germany were $2.9 million for the year ended December 31, 2022.

Inbrija utilizes our ARCUS platform for inhaled therapeutics. Because of our limited financial resources, we previously suspended work on ARCUS and other proprietary research and development programs. However, we continue to discuss the use of ARCUS with companies that express interest in formulating their novel molecules for pulmonary delivery, and we have performed feasibility studies for a number of these opportunities.

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $72.9 million for the year ended December 31, 2022.

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen, and these challenges could lead to generic competition with Fampyra, which could have a material adverse effect on royalty revenue from Biogen. For example, we understand that a generic drug manufacturer that has sought to invalidate Fampyra patents in Germany through nullity proceedings has commenced a generic launch in Germany. See Legal Proceedings in Part I, Item 3 of this report for more information.

Sale of Chelsea Manufacturing Operations and Catalent MSA

On February 10, 2021, the Company sold its Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, the Company entered into a long-term, global manufacturing services (supply) agreement (the “2021 MSA") with a Catalent affiliate pursuant to which they agreed to manufacture Inbrija for the Company at the Chelsea facility. The 2021 MSA provided that Catalent would manufacture Inbrija, to the Company’s specifications, and the Company would purchase Inbrija exclusively from Catalent during the term of the 2021 MSA; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China. Under the 2021 MSA, the Company was obligated to make minimum purchase commitments for Inbrija of $18 million annually through the expiration of the agreement on December 31, 2030.

In December 2021, the Company and Catalent amended the 2021 MSA to adjust the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period was replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap for the Adjustment Period that corresponds to its original minimum purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021. As a result of the amendment, payments to Catalent for product delivered during the Adjustment Period were approximately $8.4 million less than the $17 million minimum inventory purchase obligation for that period. During the year ended December 31, 2022, we incurred approximately $18.7 million of purchase commitments with Catalent, of which $11.5 million are recognized as inventory within our balance sheet, $3.3 million are recognized as other current assets within our balance sheet and $3.9 million are recognized as cost of sales within our consolidated statement of operations for the period.

On December 31, 2022, we and Catalent entered into a termination letter, which was subsequently amended and restated in March 2023 (the “Termination Letter”) to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, we will pay a $4 million termination fee to Catalent, payable in April 2024. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and are to be delivered in the first quarter of 2023, and to resolve all other outstanding manufacturing issues.

Effective January 1, 2023, we entered into a new manufacturing services agreement (as amended in March 2023, the “New MSA”) with Catalent. Under the New MSA, Catalent will continue to manufacture Inbrija (levodopa inhalation powder) through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija, and is expected to be operational in 2026. In March 2023, we amended the New MSA to adjust certain payment obligations. Under the New MSA, we will be subject to purchase commitments in 2023 and 2024 of 15 and 24 batches of Inbrija, respectively, at a total cost of $10.5 million and $15.5 million, respectively. Thereafter, in 2025, we will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the United States and other markets. In addition, we will be obligated to pay Catalent $2 million in 2023 in connection with certain activities related to the operational readiness of the PSD-7.

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. We have agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment. In addition to the operational readiness payment described above, we will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts.

The New MSA, unless earlier terminated, will continue until December 31, 2030, and will be automatically extended for successive two-year periods unless either we or Catalent provides the other with at least 18-months’ prior written notice of non-renewal. Either party may terminate the New MSA by written notice under certain circumstances, including material breach (subject to specified cure periods) or insolvency. We may also terminate the New MSA upon specified regulatory events and for convenience upon 180 days’ prior written notice.

We agreed to purchase from Catalent all of our requirements for Inbrija for the United States, Germany, Spain and Latin America, except in the case of termination or certain supply disruptions. For China, we are not required to purchase our supply from Catalent and may arrange for an alternate supplier. For other countries, we may be released from exclusivity as long as we purchase at least two batches from Catalent in the applicable year, subject to certain rights of first refusal on alternative source of supply arrangements.

The foregoing descriptions of the New MSA, the Termination Letter and the Settlement and Release Agreement do not purport to be complete and are qualified in their entirety by reference to such documents, which are filed as exhibits to this report.

Convertible Notes

In December 2019, we completed a private exchange of $276 million of our convertible senior notes due 2021 in exchange for a combination of approximately $207 million aggregate principal amount of newly-issued convertible senior secured notes due 2024 and $55.2 million in cash. As a result of the exchange, approximately $69 million of convertible senior notes due in 2021 remained outstanding, but we repaid these notes at maturity on June 15, 2021 using cash on hand. Based on the current market price of our common stock and our remaining authorized shares of common stock that are not reserved for other purposes, we believe that for the foreseeable future we will be unable to make interest payments on the 2024 notes in stock. More information about the terms and conditions of the 2024 convertible notes is set forth in Note 8 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

Financial Management

In September 2021, we exercised our early termination option (the “Early Termination Option”) under our lease for our corporate headquarters in Ardsley, N.Y. In connection with the lease termination, we paid an early termination fee of approximately $4.7 million in June 2022 and relocated our corporate headquarters to a substantially smaller subleased office in Pearl River, New York.

As of December 31, 2022, we had cash, cash equivalents, and restricted cash of approximately $44.7 million. Restricted cash includes $6.2 million in escrow related to the 6% semi-annual interest portion of our convertible senior secured notes due June 2024, which interest is payable in cash or stock. If we elect to pay interest due in stock, a corresponding amount of restricted cash will be released from escrow. In connection with the June 1, 2022 interest payment on the 2024 notes, we issued an aggregate of 10,992,206 shares of common stock to holders of the notes and, to certain holders who delivered beneficial ownership limitation notices under the indenture governing the 2024 notes, cash interest payments of $0.9 million. In connection with the interest payment, $6.2 million was released from escrow and became available to us for other purposes. In connection with the December 1, 2022 interest payment of the 2024 notes we paid $6.2 million from restricted escrow cash. Based on the current market price of our common stock and our remaining authorized shares of common stock that are not reserved for other purposes, we believe that for the foreseeable future we will be unable to make interest payments on the 2024 notes in stock.

COVID-19 Pandemic

Our business and financial condition have been impacted by, and are subject to risks resulting from, the COVID-19 global pandemic. The COVID-19 global pandemic has caused significant disruptions in the healthcare industry, including disruptions to the delivery of patient healthcare; for example, the pandemic has made it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. We also believe that the governmental and other restrictions and requirements related to the pandemic may have caused certain patients to lessen their mobility and therefore their need for certain therapeutics. We believe these factors contributed to volatility in new Inbrija prescriptions since the start of the pandemic in 2020 and have continued to impact prescriptions in 2022, particularly in the first quarter due to the surge in COVID-related cases.

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

Our Strategy

Our long-term strategy is to grow as a fully integrated biopharmaceutical company and to become a leading neurology company dedicated to the identification, development and commercialization of therapies that restore function and improve the lives of people with neurological disorders. For 2023, our strategic priorities include:

•
Accelerate Inbrija Growth: Driving the commercial success of Inbrija by continuing our efforts to enhance patient experience, re-engaging physicians as the COVID pandemic recedes, and commercializing Inbrija outside the U.S. through our collaboration partners.
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

Our Products and ARCUS Technology

Commercial Products	Indication	Status	Marketing Rights
Inbrija (levodopa inhalation powder)	Parkinson’s disease OFF periods	FDA, U.K., and EMA-approved; marketed in the U.S. by Acorda; Esteve launched in Germany in June 2022, Spain in February 2023	Acorda/Worldwide; rights granted to Esteve in Germany and Spain; seeking collaborators for commercialization in other countries outside the U.S.
Ampyra (dalfampridine)	Multiple Sclerosis	FDA-approved and marketed in the U.S. by Acorda	Acorda (U.S.)
Fampyra* (fampridine)	Multiple Sclerosis	Approved in a number of countries across Europe, Asia and the Americas	Biogen (outside the U.S.)

* In June 2022, Fampyra royalty financing obligation to HealthCare Royalty Partners had been satisfied.

Inbrija utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies. Although we have deferred internal investment in ARCUS research programs, we continue to discuss potential collaborations with companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and we have performed feasibility studies for a number of these opportunities.

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

As Parkinson’s disease progresses, people are likely to experience OFF periods, also known as OFF episodes, which are characterized by the return of Parkinson’s symptoms, which can occur despite underlying baseline therapy. Even optimized regimens of oral carbidopa/levodopa are associated with increasingly wide variability in the timing and amount of absorption into the bloodstream. This results in the unreliable control of symptoms, leading to motor complications including OFF periods. OFF periods can increase in frequency and severity during the course of the disease, and remain one of the most challenging aspects of the disease despite optimized regimens with current therapeutic options and strategies. About half of the people with Parkinson’s treated with levodopa therapy experience OFF periods within five years of initiating treatment. For the approximately 350,000 people in the U.S. and 420,000 in Europe who experience them, OFF periods are inadequately addressed by available therapies and are considered one of the greatest unmet medical needs facing people with Parkinson’s. OFF periods can be very disruptive to the lives of people with Parkinson’s, their families and caregivers. In a survey of 3,000 people with Parkinson’s conducted by the Michael J. Fox Foundation, 64% of respondents reported having at least two hours of OFF time per day.

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

Approximately 1,000,000 people in the U.S. suffer from MS, and each year approximately 10,000 people in the U.S. are newly diagnosed. In a poll of more than 2,000 people with MS, 87% said they experienced some limitation to their walking ability and limited activities that involved walking. Among MS patients diagnosed within the last 5 years, 58% report experiencing mobility issues at least twice a week. In the European Union, over 700,000 people suffer from MS, and an additional 100,000 people in Canada are also diagnosed with this disease.

Inbrija and ARCUS

Inbrija/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. in February 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 18% of Medicare plan lives. U.S. net revenue for Inbrija was $28.0 million for the year ended December 31, 2022.

In September 2019, the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labeled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the exit of the UK from the EU, we were granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare Products Regulatory Agency (MHRA) in the UK that was approved in November 2021.

We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Spain and Germany. Under the terms of the Germany distribution agreement, in 2021 we received a €5 million (approximately $5.9) upfront payment, and we are entitled to receive additional sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we are entitled to receive a significant double-digit percent of the Inbrija selling price in exchange for supply of the product. Esteve launched Inbrija in Germany in June 2022 and in Spain in February 2023. Net revenues for ex-U.S. Inbrija sales in Germany were $2.9 million for the year ended December 31, 2022.

Also, in May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A. (known as Biopas Laboratories), or Biopas, to commercialize Inbrija in nine countries within Latin America, including Brazil and Mexico. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones. Biopas expects to commence sales in at least one country in early 2024.

ARCUS Platform and Product Development

Inbrija utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies. We acquired the ARCUS technology platform as part of our 2014 acquisition of Civitas Therapeutics. We have worldwide rights to our ARCUS drug delivery technology, which is protected by extensive know-how and trade secrets and various U.S. and foreign patents, including patents that protect the Inbrija dry powder capsules beyond 2030. We have several patents listed in the Orange Book for Inbrija, including patents expiring between 2024 and 2032. Inbrija was also entitled to three years of new product exclusivity in the U.S. that expired in December 2021. We have patents in Europe for Inbrija expiring in 2033. One of our European patents, EP 3090773B, had been opposed by an unnamed party but in 2021 was maintained as granted by the European Opposition Board. Inbrija also has market exclusivity in Europe that is set to expire in September 2029.

We believe there are potential opportunities for using ARCUS with central nervous system, or CNS, as well as non-CNS, disorders. Due to several corporate restructurings since 2017 and associated cost-cutting measures, we suspended work on ARCUS and other proprietary research and development programs. However, we continue to discuss potential collaborations with companies that have expressed interest in formulating their novel molecules for pulmonary delivery using ARCUS, and we have performed feasibility studies for a number of these opportunities.

Should we decide to proceed with any ARCUS development programs, we would be reliant on Catalent or another third-party supplier for the manufacture of product for that program. Our global supply agreement with Catalent does not provide for the terms and conditions under which Catalent would supply any product or product candidate other than Inbrija. We would be unable to advance the development of any ARCUS inhaled therapeutic candidate unless Catalent or another supplier is willing to manufacture the product candidate for us on commercially reasonable terms. Also, due to reductions in force, employee attrition, and the 2021 sale of our Chelsea manufacturing operations, we may need to hire replacement personnel or engage consultants to continue with ARCUS research and development work beyond feasibility and similar early-stage studies.

Ampyra

Ampyra (dalfampridine) is an oral drug approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of multiple sclerosis (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra can be used alone or with concurrent medications, including immunomodulatory drugs. Ampyra is an extended-release tablet formulation of dalfampridine (4-aminopyridine, 4-AP), which had previously been referred to as fampridine. Dalfampridine is a potassium channel blocker. In animal studies, dalfampridine has been shown to increase conduction of nerve signals in demyelinated axons through blocking of potassium channels. The mechanism by which dalfampridine exerts its therapeutic effect has not been fully elucidated.

Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $72.9 million for the year ended December 31, 2022.

Prior to October 2022, our primary source of supply of Ampyra was provided through a manufacturing and license agreement with Alkermes plc. In July 2020, we filed an arbitration demand with the American Arbitration Association against Alkermes after the parties were unable to resolve a dispute over license and supply royalties following the 2018 invalidation of an Alkermes patent relating to Ampyra. In October 2022, an arbitration panel issued a final decision in this dispute and awarded to us $15 million plus prejudgment interest of $1.5 million. In November 2022, the arbitration panel corrected a calculation error and awarded us an additional $1.6 million plus prejudgment interest of approximately $0.2 million. In addition, as a result of the panel’s ruling, we will no longer have to pay Alkermes any royalties on net sales for license and supply of Ampyra, and we are now free to use alternative sources for supply of Ampyra, which we have already secured. We expect the cost savings associated with this decision to greatly benefit the product’s value to us and lower our overall cost of goods sold. For information regarding a recent action by us to modify the arbitration award, see Legal Proceedings in Part 1, Item 3 of this report.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Biogen recently initiated a commercial launch of Fampyra in China, after receiving approval from the Chinese National Medical Products Administration in 2021. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen. The Germany nullity actions are further described in the Legal Proceedings section of this report. Fampyra currently faces generic competition in Germany, notwithstanding that the Germany Fampyra Patents remain in effect, and challenges to the Fampyra patents could lead to additional generic competition with Fampyra in Germany and other countries, which could have a material adverse effect on our royalty revenue from Biogen.

Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra, and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return for the payment to us, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold, as described in Note 9 to our Consolidated Financial Statements included in this report. This threshold was met during the second quarter of 2022 and our obligations to HCRP expired upon Biogen’s payment of royalties for that quarter. Accordingly, we have been receiving the full benefit of royalties on net sales of Fampyra since June 2022.

Ampyra Patent Update

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Fampyra had ten years of market exclusivity in the European Union that expired in 2021. Accordingly, even though the European patents were upheld by the Technical Board of Appeal of the European Patent Office, generic drug manufacturers may seek to challenge Fampyra’s European patents within individual European countries, and Fampyra could potentially face competition from those generic drug manufacturers. For example, a generic drug manufacturer that has sought to invalidate Fampyra patents in Germany through nullity proceedings, as described in the Legal Proceedings section of this report, has commenced a generic launch in Germany even though the patents have not been invalidated. Several other generics have been approved in Germany, one of which has commenced commercial launch, and there are also several generics that have taken steps to potentially initiate a generic launch in other European countries although the patents have not been invalidated in those jurisdictions either.

Sales, Marketing and Market Access

Inbrija

We market Inbrija in the U.S. using field-based teams supported by our corporate marketing personnel. Our own neuro-specialty sales representatives work in combination with sales representatives provided by a contract commercial organization, and collectively they are currently focused on a priority list of physicians who are high volume prescribers of carbidopa/levodopa and other products indicated to treat OFF episodes. Our field-based teams also include reimbursement and market access specialists, who provide information to physicians and payers on our marketed products, as well as market development specialists who work collaboratively with field-sales teams and corporate personnel to assist in the execution of our strategic initiatives. Our Inbrija field-based and marketing activities are focused on physician awareness and market access as well as patient awareness, education and training. Inbrija is distributed in the U.S. primarily through specialty pharmacies, including those associated with our e-prescribing program described below, such as AllianceRx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate), a specialty distributor. In 2022, we implemented an e-prescribing program for the distribution of Inbrija in the U.S. through a specialty pharmacy that supports electronic prescriptions. We believe the convenience of electronic prescribing may be preferred by some physicians and patients.

We have established Prescription Support Services for Inbrija, sometimes referred to as the Inbrija hub, which helps patients navigate their insurance coverage and identify potential financial support alternatives, when appropriate. The Inbrija hub also includes a virtual nurse educator program to assist patients with proper usage of the Inbrija inhaler. Insurance coverage services fall into one of these categories: insurance verification, to research patient insurance benefits and confirm insurance coverage; prior authorization support, to identify prior authorization requirements; and appeals support. For patients that may need assistance paying for their medication, Prescription Support Services offers several support options, including: a program that provides no cost medication to patients who meet specific program eligibility requirements; co-pay support, which may help commercially insured (non-government funded) patients lower their out-of-pocket costs; and a bridge program for federally insured patients who experience a delay in coverage determination. We have a no-cost sample program, available at physician offices, to enable patients and their physicians to assess the efficacy and tolerability of Inbrija before the patient incurs out-of-pocket co-pay or co-insurance costs. In addition, we have a first dispense zero-dollar copay program for commercially insured patients (which replaced our previous free trial program) to enable those patients to assess the value of Inbrija before incurring out-of-pocket co-pay or co-insurance costs, and we have a cash pay program allowing reduced costs for eligible cash paying patients.

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

Material and Other Collaborations and License Agreements

Alkermes (ARCUS products)

On December 27, 2010, Civitas, our wholly owned subsidiary, entered into an Asset Purchase and License Agreement with Alkermes, Inc. pursuant to which Alkermes assigned, sold and transferred to Civitas certain of its rights in certain pulmonary delivery patents and patents applications, certain equipment and instruments relating to pulmonary drug delivery, copies of certain documents and reports relating to pulmonary delivery, certain pulmonary drug delivery inhalers and certain pulmonary drug delivery Investigational New Drug Applications, or INDs, filed with the FDA. Alkermes also granted to Civitas a non-exclusive sublicense to know-how for the purpose of development and commercialization of ARCUS products.

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

Biogen (Fampyra)

In 2009, we entered into a collaboration agreement with Biogen (the “Collaboration Agreement"), pursuant to which we and Biogen have agreed to collaborate on the development and commercialization of products containing aminopyridines, including Ampyra, initially directed to the treatment of multiple sclerosis, or MS, (licensed products). Under the Collaboration Agreement, Ampyra is marketed by Biogen as Fampyra outside the U.S. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen, and these challenges could lead to generic competition with Fampyra, which could have a material adverse effect on our royalty revenue from Biogen. See Legal Proceedings in Part I, Item 3 of this report for more information.

We have also entered into a related supply agreement with Biogen (the “Supply Agreement") concurrently with the Collaboration Agreement pursuant to which we are obligated to supply Biogen with its requirements for the licensed products. Biogen Inc., the parent of Biogen, has guaranteed the performance of Biogen's obligations under the Collaboration Agreement and the Supply Agreement.

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

Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future. In November 2017, we announced a $40 million Fampyra royalty monetization transaction with HealthCare Royalty Partners, or HCRP. In return, HCRP obtained the right to receive these Fampyra royalties up to an agreed-upon threshold. This threshold was met during the second quarter of 2022 and our obligations to HCRP expired upon Biogen’s payment of royalties for that quarter. Accordingly, we have been receiving the full benefit of royalties on net sales of Fampyra since June 2022.

Biogen is obligated to purchase all of Biogen's, its affiliates' and its sublicensees' requirements of the licensed products from us, unless we permit alternative sourcing of supply. In addition, Biogen pays us, in consideration for its purchase and sale of the licensed products, any amounts due to Alkermes for ex-U.S. sales, including royalties owed under the terms of any existing agreements with Alkermes. In October 2022, an arbitration panel issued a decision in our dispute with Alkermes and awarded to us approximately $18.3 million including prejudgment interest and subsequent correction of an error in calculating the initial award. In addition, as a result of the panel’s ruling, we no longer have to pay Alkermes any royalties on net sales for license and supply of Ampyra, and we are free to use alternative sources for supply of Ampyra, which we have already secured for U.S. supply. However, the arbitration panel also ruled that the existing license and supply agreements with Alkermes are unenforceable. Accordingly, absent a new supply agreement with Alkermes or another supplier, we will not be able to exclusively supply Fampyra to Biogen under the terms of our supply arrangement with them. While we have engaged in discussions with Biogen relating to the supply of Fampyra, there can be no assurance that such discussions will result in a continuation of supply by us, Alkermes or a third party manufacturer. If Biogen is unable to obtain supply of the licensed product, it could constitute a breach under the existing supply agreement with Biogen resulting in termination of the license and supply agreements with Biogen or otherwise result in the cessation of sales of Fampyra and loss of royalty revenue in the future.

The Collaboration Agreement will terminate upon the expiration of Biogen's royalty payment obligations, which occurs, on a licensed product-by-licensed product and country-by-country basis, upon the latest of expiration of the last-to-expire patent covering a licensed product, fifteen years following first commercial sale of such licensed product, the expiration of regulatory exclusivity and the existence of certain levels of sales by competing products. The Collaboration Agreement and the Supply Agreement will automatically terminate upon the termination of our license agreement with Alkermes in its entirety or with respect to all countries outside of the U.S. While the license agreement was declared unenforceable by the arbitration panel as previously described, it has not been deemed to be terminated. Biogen may terminate the Collaboration Agreement in its entirety or on a country-by-country basis at any time upon 180 days' prior written notice, subject to our right to accelerate such termination. The Collaboration Agreement may also be terminated by either party if the other party fails to cure a material breach under the agreement, which termination will be limited to a particular country or region under certain circumstances. However, if Biogen has the right to terminate the Collaboration Agreement due to our material uncured breach, Biogen may instead elect to keep the agreement in effect, but decrease the royalty rates they pay us by a specified percentage. We may also terminate the Collaboration Agreement if Biogen does not commercially launch a licensed product within a specified time period after receiving regulatory approval for such licensed product or otherwise fails to meet certain commercialization obligations. In addition, we may terminate the Collaboration Agreement under certain circumstances if (i) Biogen, its affiliates or its sublicensees challenge certain of our patents or (ii) there is a change in control of Biogen or its parent company or certain dispositions of assets by Biogen, its parent or its affiliated companies, followed by a change in the sales and marketing personnel responsible for the licensed products in Biogen's territory of more than a specified percentage within a certain period of time after such change in control or disposition. The Supply Agreement may be terminated by either party if the other party fails to cure a material breach under the Supply Agreement. In addition, the Supply Agreement will terminate automatically upon termination of the Collaboration Agreement, and the Collaboration Agreement will terminate automatically if the Supply Agreement is terminated for any reason other than for a material breach that we are responsible for. To the extent permitted by law, each party may terminate the Collaboration Agreement and the Supply Agreement if the other party is subject to bankruptcy proceedings.

If the Supply Agreement is terminated by Biogen for an uncured material breach by us, we will waive our exclusive supply right to permit Biogen to negotiate terms with Alkermes or another supplier for the supply of licensed products to Biogen. If the Supply Agreement is otherwise terminated, Biogen will not have any future obligations to purchase licensed products from us and we will not have any future obligations to supply Biogen with licensed products. If the Collaboration Agreement is terminated, Biogen will assign to us all regulatory documentation and other information necessary or useful to exploit the licensed products in the terminated countries and will grant us a license under Biogen's and its affiliates' relevant patent rights, know-how and trademarks to exploit the licensed products in the terminated countries. Such assignment and license will be at no cost to us unless the Collaboration Agreement is terminated by Biogen for a material uncured breach that we are responsible for, in which case the parties will negotiate a payment to Biogen to reflect the net value of such assigned and licensed rights.

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

Alkermes was also obligated to supply us with our commercial requirements for Ampyra in the U.S., as well as to supply Biogen under the Supply Agreement and Consent Agreement with Fampyra for Biogen’s clinical trials and for Biogen’s commercial requirements. However, as mentioned above, in October 2022, an arbitration panel issued a decision in our dispute with Alkermes and ruled that the existing license and supply agreements with Alkermes are unenforceable. Accordingly, absent a new supply agreement with Alkermes or another supplier, we will not be able to exclusively supply Fampyra to Biogen under the terms of our supply arrangement with them. While we have engaged in discussions with Biogen relating to the supply of Fampyra, there can be no assurance that such discussions will result in a continuation of supply by us, Alkermes or a third party manufacturer. If Biogen is unable to obtain supply of the licensed product could constitute a breach under the existing supply agreement with Biogen resulting in termination of the license and supply agreements with Biogen or otherwise result in the cessation of sales of Fampyra and loss of royalty revenue in the future.

Manufacturing and Supply

Inbrija

Chelsea Manufacturing Facility

All commercial supply of Inbrija is currently manufactured at Catalent’s Chelsea, Massachusetts manufacturing facility, which was transferred to Catalent in February 2021 in connection with our sale to Catalent of our Chelsea manufacturing operations.

Catalent Manufacturing Services Agreement

In connection with the sale of our Chelsea manufacturing operations to Catalent in February 2021, we entered into the 2021 MSA pursuant to which Catalent has agreed to manufacture Inbrija for us at the Chelsea facility. The 2021 MSA provided that Catalent will manufacture Inbrija to our specifications, and we would purchase Inbrija exclusively from Catalent during the term of the agreement; provided that such exclusivity requirement would not apply to Inbrija intended for sale in China.

Under the 2021 MSA, we agreed to purchase from Catalent at least $16 million of Inbrija in 2021 (pro-rated for a partial year) and $18 million of Inbrija each year from 2022 through 2030, subject to reduction in certain cases. In December 2021, we and Catalent amended the manufacturing services agreement to adjust the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period is replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap for the Adjustment Period that corresponds to our original minimum inventory purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021. As a result of the amendment, our payments to Catalent for product delivered during the Adjustment Period were approximately $8.4 million less than the $17 million minimum inventory purchase obligation for that period. Additionally, pursuant to the amendment, we agreed that we would reimburse a portion of Catalent’s costs in completing the installation and qualification of a larger size 7 spray dryer at the Chelsea manufacturing facility, which we believe will be beneficial to our future production needs, in the amount of $1.5 million.

On December 31, 2022, we terminated the 2021 MSA and entered into the New MSA effective January 1, 2023. Under the New MSA, Catalent will continue to manufacture Inbrija under a long-term manufacturing agreement under which Catalent will manufacture Inbrija on an exclusive basis (with the potential exclusion of Inbrija for sale in China) at the Chelsea manufacturing facility.

The New MSA provides for the scale-up of a larger size 7 spray dryer (“PSD-7”) at the Chelsea manufacturing facility, which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija. The Company will be subject to purchase commitments of at least 15 batches on the size 4 spray dryer in 2023 and at least 24 batches on the size 4 spray dryer in 2024, at a total cost of $10.5 million and $15.5 million, respectively. Thereafter, in 2025, the Company will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the United States and other markets. For China, we are not required to purchase our supply from Catalent and may arrange for an alternate supplier. For other countries, we may be released from exclusivity as long as we purchase at least two batches from Catalent in the applicable year, subject to certain rights of first refusal on alternative source supply arrangements. It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. The Company has agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment. In addition, the Company will pay Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7 and will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts at the Chelsea manufacturing facility.

The New MSA, unless earlier terminated, will continue until December 31, 2030, and will be automatically extended for successive two-year periods unless either the Company or Catalent provides the other with at least 18-months’ prior written notice of non-renewal. Either party may terminate the New MSA by written notice under certain circumstances, including material breach (subject to specified cure periods) or insolvency. The Company may also terminate the New MSA upon certain specified regulatory events and for convenience upon 180 days’ prior written notice.

The Company agreed to purchase from Catalent all of its requirements for Inbrija for the United States, Germany, Spain and Latin America except in the case of termination or certain supply disruptions. For China, the Company is not required to purchase its supply from Catalent and may arrange for an alternate supplier. For other countries, the Company may be released from exclusivity as long as it purchases at least two batches from Catalent in the applicable year, subject to certain rights of first refusal on alternative source of supply arrangements.

The New MSA contains customary representations, warranties and covenants, including with respect to the ownership of any intellectual property created pursuant to the manufacturing services agreement, as well as provisions relating to ordering, payment and shipping terms, regulatory matters, reporting obligations, indemnity, confidentiality and other matters.

We are discussing potential ARCUS collaborations with other companies that have expressed interest in formulating their novel molecules using ARCUS, and have already performed feasibility studies for a number of these opportunities. However, currently we are not investing in any proprietary ARCUS research and development programs. Should we decide to proceed with any ARCUS development program, we would be reliant on Catalent or another third-party supplier for the manufacture of product for that program. The New MSA does not provide for the terms and conditions under which Catalent would supply any product or product candidate other than Inbrija, or under which Catalent would provide support for

ARCUS research and development. We would be unable to advance the development of any ARCUS inhaled therapeutic candidate unless Catalent is willing to manufacture the candidate for us on commercially reasonable terms, or we could identify another third-party manufacturer that would be capable and willing to manufacture the candidate for us on commercially reasonable terms. Also, due to reductions in force, employee attrition and the 2021 sale of our Chelsea manufacturing operations, we may need to hire replacement personnel or engage consultants to continue with ARCUS research and development work beyond feasibility and similar early-stage studies.

Supply of Inbrija Components

Catalent, as our Inbrija blistered capsule supplier, is responsible for all Inbrija components other than certain packaging components, the inhaler device and levodopa, or L-dopa, the active pharmaceutical ingredient, or API, in Inbrija. Although in some cases we have contracts for these requirements, we cannot be certain that those contracts will be renewed on commercially reasonable terms, if at all. We do not have contracts with the supplier of the API used in the manufacture of Inbrija, which exposes us to the risk that they could discontinue supply at any time. Manufacturers, packagers or suppliers may choose not to conduct business with us at all, or may choose to discontinue doing business with us, for example if they determine that our particular business requirements would be unprofitable or otherwise not appropriate for their business.

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

Ampyra

In October 2022, an arbitration panel issued a decision in our dispute with Alkermes and ruled that the existing license and supply agreements with Alkermes are unenforceable. As a result of the panel’s ruling, we no longer have to pay Alkermes any royalties on net sales for license and supply of Ampyra, and we are free to use alternative sources for supply of Ampyra, which we have already secured for U.S. supply.

We had previously designated Patheon, Inc. as a second manufacturing source of Ampyra. In connection with that designation, we entered into a manufacturing agreement with Patheon, and Alkermes assisted us in transferring manufacturing technology to Patheon. Patheon now supplies us with our Ampyra needs.

On September 30, 2010, we entered into a world-wide manufacturing services agreement with Patheon, Inc. as a second manufacturer for Ampyra (Dalfampridine-ER tablets, 10mg). Under the manufacturing services agreement, we agreed to purchase from Patheon, on a non-exclusive basis, a portion of our requirements for Ampyra in the United States. The Company pays Patheon a fixed per bottle fee (60 tablets per bottle) based on the annual quantity of Ampyra bottles that are delivered for sale. As a result of the arbitration ruling in October 2022, we were free to obtain supply of Ampyra from alternative sources and Patheon became our sole manufacturer and packager of Ampyra for sales in the United States.

The manufacturing services agreement is automatically renewed for successive one-year periods on December 31 of each year, unless either we or Patheon provide the other party with at least 12-months’ prior written notice of non-renewal. Either party may terminate manufacturing services agreement by written notice under certain circumstances, including material breach (subject to specified cure periods) or insolvency. We may also terminate the manufacturing services agreement upon certain regulatory actions or objections. Patheon may terminate the manufacturing services agreement if we assign the agreement to a third party under certain circumstances.

The manufacturing services agreement contains customary representations, warranties and covenants, including with respect to the ownership of any intellectual property created pursuant to the manufacturing services agreement, as well as provisions relating to ordering, payment and shipping terms, regulatory matters, reporting obligations, indemnity, confidentiality and other matters.

We rely on a single third-party manufacturer to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra, and also on a single supplier for a critical excipient used in the manufacture of Ampyra. If these companies experience any disruption in their operations, our supply of Ampyra could be delayed or interrupted until the problem is solved or we locate another source of supply or another packager, which may not be available. We may not be able to enter into alternative supply or packaging arrangements on terms that are commercially reasonable, if at all. Any new supplier or packager would also be required to qualify under applicable regulatory requirements. Because of these and other factors, we could experience substantial delays before we are able to obtain qualified replacement products or services from any new supplier or packager.

Intellectual Property

We have patent portfolios relating to: Inbrija (levodopa inhalation powder); Ampyra/aminopyridines; and the ARCUS drug delivery technology. Our intellectual property also includes copyrights, confidential and trade secret information as well as a portfolio of trademarks.

The intellectual property relating to our programs is owned directly by Acorda or indirectly through a subsidiary, including for example our Civitas subsidiary. Throughout this report, we may refer to any and all such intellectual property, and the corresponding research and development programs as, “our” or “Acorda’s” programs.

Inbrija and ARCUS Development Programs

The intellectual property portfolio that we acquired with Civitas has U.S. and foreign patents relating to Inbrija and the ARCUS drug delivery technology, including several issued U.S. patents relating to Inbrija directed to compositions of the drug product and the capsule for the drug product. We have several patents listed in the Orange Book for Inbrija, including patents expiring between 2024 and 2032. Inbrija was also entitled to three years of new product exclusivity, but this expired in December 2021. We have patents in Europe for Inbrija expiring in 2033. One of our European patents, EP 3090773B, had been opposed by an unnamed party but in 2021 was maintained as granted by the European Opposition Board. Inbrija also has ten years of market exclusivity in Europe that will expire in September 2029.

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

Nullity actions with respect to Fampyra have been filed in Germany against both of the German national patents derived from EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent) by ratiopharm GmbH, a generic manufacturer affiliated with Teva. In November 2021, a court issued preliminary opinions in the ratiopharm case indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At oral hearings in February 2022 and April 2022, the German Patent Court dismissed ratiopharm’s action against the ‘536 patent and the ‘548 patent, respectively, as inadmissible because of ongoing formality proceedings relating to these patents in the European Patent Office. Ratiopharm has appealed the decision on the ‘536 patent but not the decision on the ‘548 patent, and could refile the nullity actions. On December 6, 2022, the German Federal Court of Justice held that ratiopharm’s ‘536 nullity action was admissible and remanded the case back to the German Federal Patent

Court. On January 11, 2022, Stada Arzneimittel also filed a nullity action against the ‘536 patent, and on July 27, 2022, Teva GmbH also filed a nullity action against the ‘548 patent, both in the same court as the ratiopharm nullity actions. On January 27, 2023, the German Federal Patent Court issued a preliminary opinion in the ‘548 Teva nullity action that the claimed subject matter of the ‘548 patent lacked inventive step and scheduled a hearing for July 11, 2023. We are working with Biogen to vigorously defend these actions and enforce our patent rights. See Legal Proceedings in Part I, Item 3 of this report for more information.

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

Inbrija/Parkinson’s Disease

Inbrija competes against other therapies approved for intermittent, or as needed, use that aim to specifically address Parkinson’s disease symptoms. Apokyn, an injectable formulation of apomorphine, is approved for the treatment of OFF episodes, also known as OFF periods. Apokyn was approved for this use in the U.S. in 2004 and in Europe in 1993, and in 2022 the FDA approved a generic version of Apokyn. Also, Sunovion Pharmaceuticals Inc. markets a sublingual, or under the tongue, formulation of apomorphine branded as Kynmobi, approved in May 2020, that is competitive with Inbrija.

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

Current disease management approaches to MS are classified either as relapse management, disease course management, or symptom management approaches. For relapse management, the majority of neurologists treat sudden and severe relapses with a four-day course of intravenous high-dose corticosteroids. Many of these corticosteroids are available generically. For disease course management, there are a number of FDA-approved MS therapies that seek to modify the immune system. These treatments attempt to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS, though their precise mechanisms of action are not known. These products include Avonex, Tysabri, Plegridy and Tecfidera from Biogen, Zinbryta from Biogen and AbbVie, Betaseron from Bayer AG, Copaxone from Teva Pharmaceutical Industries, Ltd., Rebif from Merck Serono, Gilenya and Extavia from Novartis AG, Aubagio and Lemtrada from Genzyme Corporation (a Sanofi company), Glatopa from Sandoz International GmbH (a Novartis AG company), Rituxan from F. Hoffman-La Roche AG, Ponvory from Janssen (a Johnson & Johnson company), and Zeposia from Bristol-MyersSquibb.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the preclinical testing, clinical development, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising, sale, promotion, import and export of our products and product candidates. The discussion below covers FDA regulation of drugs and drug product approval. We currently do not have any active development programs for new potential drug products, however we continue to discuss potential collaborations with other companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and have already been performing feasibility studies for a number of these opportunities.

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

Preclinical studies include laboratory evaluation of a product candidate, its chemistry, formulation and stability, as well as animal studies to assess its safety and potential efficacy. The results of the preclinical studies, together with manufacturing information, analytical data, and any available clinical data or literature must be submitted to the FDA as part of an IND application. The IND sponsor may initiate clinical trials 30 days after filing the IND application, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, which FDA commonly communicates to the IND sponsor through a clinical hold letter. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Further, an independent Institutional Review Board, or IRB, charged with protecting the welfare of human subjects involved in research at each medical center proposing to conduct the clinical trials must review and approve any clinical trial before it commences at that center. The IRB(s) must continue to monitor the trial until its completion. Many studies also employ a data safety monitoring board, or DSMB, with experts who are otherwise independent of the conduct of the study and are given access to the unblinded study data periodically during the study to determine whether the study should be halted. For example, a DSMB might halt a study if an unacceptable safety issue emerges, or if the data showing the effectiveness of the study drug would make it unethical to continue giving patients placebo. Study subjects must provide informed consent before their participation in the research study. Once initiated, the FDA may also place an ongoing clinical study on a clinical hold, which must be resolved before the study may continue.

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

Before proceeding with a Phase 3 trial, sponsors may seek a written agreement from the FDA regarding the design and size of clinical trials intended to form the primary basis of an effectiveness claim. This is known as a Special Protocol Assessment, or SPA. SPAs help establish up-front agreement with the FDA about the adequacy of the design of a clinical trial, but the agreement does not guarantee FDA approval even if the SPA is followed. For example, a substantial scientific issue essential to determining the safety or effectiveness of the drug could be identified after the testing has begun. In addition, even if a SPA remains in place and the trial meets its endpoints with statistical significance, the FDA could determine that the overall balance of risks and benefits for the product candidate is not adequate to support approval, or only justifies approval for a narrow set of clinical uses or approval with restricted distribution or other burdensome post-approval requirements or limitations.

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

We cannot be certain that we or our collaborators will successfully complete Phase 1, Phase 2 or Phase 3 testing of any product candidates within any specific time period, if at all. Furthermore, the FDA, the IRBs or the DSMB may prevent clinical trials from beginning or may place clinical trials on hold or terminate them at any point in the development process if, among other reasons, they conclude that study subjects or patients are being exposed to an unacceptable health risk.

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

Each domestic and foreign manufacturing establishment, including any contract manufacturers we or our collaborators may decide to use, must be listed in the NDA or BLA and must be registered with the FDA. The application will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug or biological product, and determines that the facility is in compliance with current Good Manufacturing Practice, or cGMP, requirements. If relevant manufacturing facilities and processes fail to pass FDA inspection, we or our collaborator will not receive approval to market the products, or approval will likely be delayed until the manufacturing issues are resolved. The FDA may also inspect clinical trial sites and/or the clinical trial sponsor for compliance with GCP requirements. If the FDA determines that one or more of our clinical trials were not conducted in accordance with GCP, the agency may determine not to consider effectiveness data generated from such clinical trials in support of our applications for marketing approval.

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

The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional preclinical or clinical data. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If the FDA approves a product, it will limit the approved therapeutic uses for the product as described in the product labeling, may require that contraindications or warning statements be prominently highlighted in the product labeling such as in a black box or comparable prominent format, may require that additional post-approval studies or clinical trials be conducted as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk evaluation and mitigation strategy, or REMS, or may otherwise limit the scope of any approval. Under a REMS, the FDA may impose significant restrictions on distribution and use of a marketed product, may require the distribution of medication guides to patients and/or healthcare professionals or patient communication plans, and may impose a timetable for submission of assessments of the effectiveness of a REMS. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically take several years or more and the actual time required may vary substantially, based upon the type, complexity and novelty of the product candidate. Government regulation may delay or prevent marketing of potential products for a considerable period of time or permanently and impose costly procedures upon our activities. Even if a product candidate receives regulatory approval, the approval will be limited to the specific approved indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, labeling changes, or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain and maintain, regulatory approvals for our products and any product candidates we or our collaborators may seek to develop would harm our business. Marketing products abroad requires similar regulatory approvals, additional fees and are subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Post-Approval Regulation in the U.S.

Any products manufactured or distributed in the U.S. by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including requirements relating to record-keeping, labeling, packaging, reporting of adverse experiences and other reporting, advertising and promotion, distribution, cGMPs, and import/export, as well as any other requirements imposed by the NDA or BLA. The FDA's rules for advertising and promotion require, among other things, that our promotion be truthful, fairly balanced and adequately substantiated, and that our labeling bears adequate directions for all intended uses of the product. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to an approved product, product labeling, or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug, require post-approval studies or clinical trials, or impose a REMS post-approval if it becomes aware of new safety information that the agency believes impacts the drug’s safety profile. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Foreign drug manufacturers must comply with similar FDA and local requirements and may be subject to inspections by the FDA or local regulatory agencies. We cannot be certain that we or our present or future suppliers will be able to comply with cGMPs and other regulatory requirements. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

In addition to inspections related to manufacturing, we are subject to periodic unannounced inspections by the FDA and other regulatory authorities related to the other regulatory requirements that apply to marketed drugs manufactured or distributed by us. The FDA also may conduct periodic inspections regarding our review and reporting of adverse events, or related to compliance with the requirements of the PDMA concerning the handling of drug samples. When the FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations on FDA Form 483. The observations may be more or less significant. If we receive a notice of inspectional observations, we likely will be required to respond in writing, and may be required to undertake corrective and preventive actions in order to address the FDA's concerns. Failure to address the FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions against us and/or against any products we are manufacturing or distributing.

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

The FDA's policies may change and additional U.S. or foreign government laws and/or regulations may be enacted which could impose additional burdens or limitations on our ability to obtain approval of our product candidates or market our products after approval. Moreover, increased attention to the containment of healthcare costs in the U.S. and in foreign markets could result in government scrutiny or new regulations that could harm our business. For example, significant price increases in recent years by certain drug manufacturers have received considerable scrutiny from the U.S. Congress, in some cases forcing those companies to dramatically reduce those prices. The current U.S. administration has indicated an interest in measures designed to lower drug costs and there continues to be political pressure at both the U.S. federal and state levels related to drug pricing and drug transparency that could result in legislative or administrative actions, or at a minimum continued scrutiny. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Generic Drugs, AB Ratings and Pharmacy Substitution

Generic drugs are approved through an abbreviated regulatory process, which differs in important ways from the process followed for innovative products. For generic versions of drugs subject to an NDA, an abbreviated new drug application, or ANDA, is filed with the FDA. The ANDA must seek approval of a product candidate that has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as a so-called "reference listed drug" or RLD that has already been approved pursuant to a full NDA. Only limited exceptions exist to this ANDA sameness requirement, including certain limited variations approved by the FDA through a special suitability petition process. ANDA applicants are not required to submit clinical data to demonstrate safety and efficacy. Instead, the FDA relies on its prior finding of safety and effectiveness of the RLD to approve the ANDA. As a result, the law requires that the ANDA applicant submit only limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at a rate and extent consistent with that of the RLD. This is known as bioequivalence, which commonly is shown in a bioequivalence study that typically is performed in healthy volunteers and generally is considerably less time-consuming and expensive than clinical studies in patients. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality. It also must contain certifications with respect to all patents that are listed for the RLD in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the “Orange Book.”

Under the Federal Food, Drug, and Cosmetic Act, drugs that are new chemicals entities, or NCEs, are eligible for a five-year data exclusivity period. During this period, the FDA may not accept for review an ANDA submitted by another company that relies on any of the data submitted by the innovator company. This exclusivity period also applies to “505(b)(2)” applications, which are hybrid applications that rely in-part on pioneer data and in-part on new clinical data submitted to account for differences between the 505(b)(2) product and the RLD (i.e., the innovator NDA). ANDA applicants and 505(b)(2) applicants must certify to all patents listed in the Orange Book for the RLD. An ANDA (or 505(b)(2) application) may be submitted to FDA after four years if it contains a certification of patent invalidity or non-infringement to one of those listed patents. The statute also provides three years of data exclusivity for an NDA (or NDA supplement) that is not an NCE if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed essential to approval. During this period, the FDA will not approve an application filed by a third party for the protected conditions of use that relies on any of the data that was submitted by the innovator company. Neither exclusivity period blocks the approval of full applications (i.e., full NDAs) submitted to the FDA because full NDAs do not rely on a pioneer’s data.

Special procedures apply when an ANDA contains one or more certifications stating that a listed patent is invalid or not infringed. This is known as a “Paragraph IV” certification. If the owner of the patent or the NDA for the RLD brings a patent infringement suit within a specified time after receiving notice of the Paragraph IV certification, an automatic stay bars FDA approval of the ANDA for 30 months, which period may be extended under certain circumstances. The length of the automatic stay depends on whether the FDA classifies the RLD as an NCE, as follows:

•
If the FDA does not classify the RLD as an NCE, then the automatic stay is for 30 months from the date that the sponsor of the RLD receives the patent certification described above.
•
If the RLD is classified by the FDA as an NCE, then the length of the automatic stay depends on when the ANDA is filed. No company can file an ANDA on a reference listed drug that the FDA has designated as an NCE until five years after the RLD's FDA approval, except that an ANDA may be submitted four years after the

RLD’s FDA approval if the ANDA contains a Paragraph IV patent certification. If an ANDA containing a Paragraph IV certification is filed five or more years after FDA approval of the NCE, then the stay duration is 30 months. However, if an ANDA containing a Paragraph IV certification is filed in between the fourth and fifth years after FDA approval of the NCE, the automatic 30-month stay is extended by a number of months equal to the number of months remaining in the fifth year after approval of the RLD, providing a total of up to a 42 month stay.

If the stay is either lifted or expires and the FDA approves the ANDA, the generic manufacturer may decide to begin selling its product even if patent litigation is pending unless the court enjoins their launch. However, in the absence of an injunction, if the generic manufacturer launches before patent litigation is resolved, the launch is at the risk of the generic manufacturer being later held liable for patent infringement damages.

Most states require or permit pharmacists to substitute generic equivalents for brand-name prescriptions unless the physician has prohibited substitution. Managed care organizations and pharmacy benefit managers often urge physicians to prescribe drugs with generic equivalents, and to authorize substitution, as a means of controlling costs of prescriptions. They also may require lower copayments for generics as an incentive to patients to ask for and accept generics.

While the question of substitutability is one of state law, most states look to the FDA to determine whether a generic is substitutable. The FDA lists therapeutic equivalence ratings in the “Orange Book.” In general, a generic drug that is listed in the Orange Book as therapeutically equivalent to the branded product will be substitutable under state law and, conversely, a generic drug that is not so listed generally will not be substitutable. Drug products that the FDA considers to be therapeutically equivalent to other drug products receive one of various types of “A” ratings. For example, solid oral dosage form drug products that are considered therapeutically equivalent are generally rated “AB” in the Orange Book, while therapeutically equivalent solutions and powders for aerosolization generally receive an “AB” or an “AN” rating depending on how bioequivalence was demonstrated.

To be considered therapeutically equivalent, a generic drug must first be a pharmaceutical equivalent of the branded drug. This means that the generic has the same active ingredient, dosage form, strength or concentration, and route of administration as the branded drug. Tablets and capsules are currently considered different dosage forms that are pharmaceutical alternatives and therefore are not substitutable pharmaceutical equivalents. In addition to being pharmaceutical equivalents, therapeutic equivalents must be bioequivalent to their branded counterparts. Bioequivalence for this purpose is defined in the same manner as for ANDA approvals, and usually requires a showing of comparable rate and extent of absorption in a small study in healthy volunteers.

The process described above is not applicable to drugs where the pioneer product was approved pursuant to a BLA, rather than an NDA. A separate process exists for follow-on versions of such products and is discussed in the section entitled “Biosimilars,” below.

Requirements Applicable to Medical Devices in the United States

The FDA regulates, among other things, the development, testing, manufacturing, labeling, safety, effectiveness, storage, record keeping, marketing, import, export, and distribution of medical devices. The level of regulation applied by the FDA generally depends on the class into which the medical device falls: Class I, II, or III. Class I medical devices present the lowest risk, and Class III medical devices present the highest risk. In general, the higher the class of device, the greater the degree of regulatory control. All devices, for example, are subject to “General Controls,” which include:

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

Although we do not manufacture or market stand-alone medical devices, Inbrija relies on a device component (the inhaler) to deliver drug product to patients. In general, the FDA regulates that type of product as a “combination product.” The FDA assigns combination products for primary or lead review by the drug or device center based on a determination of the product’s “primary mode of action.” If the FDA determines that the product achieves its therapeutic effect through the drug component, as was the case with Inbrija, it will be assigned to the Center for Drugs (CDER) or the Center for Biologics (CBER) for review and approval. By contrast, if the FDA determines that the device component is the primary mode of action, then the product will be reviewed and approved by the center for devices (CDRH). CDER is the lead review division for Inbrija. We anticipate that, to the extent that any of the other products we may develop are regulated as combination products, the FDA likely will find that the primary mode of action is through the drug component, and therefore the product will be reviewed by CDER. In that case, however, CDER/CBER will consult with CDRH on the device component and we will still have to comply with certain requirements applicable to medical devices.

Most Class I devices are exempt from the FDA premarket review or approval process. With some exceptions, Class II devices may be marketed only if the FDA “clears” the medical device through the 510(k) process, which requires a company to show that the device is “substantially equivalent” to certain devices already on the market. Again, with some exceptions, Class III devices are approved through a PMA, which generally requires an applicant to submit data from clinical trials that establish the safety and effectiveness of the device. Clinical data are sometimes required for a 510(k) application as well. Manufacturers conducting clinical trials with medical devices are subject to similar requirements as those conducting clinical trials with drugs or biologics. For example, a manufacturer must obtain an investigational device exemption, or IDE, to test a significant risk device in humans, must comply with GCPs, and must obtain IRB approval. Although Inbrija includes a medical device component (the inhaler), Inbrija is a combination product that was approved by CDER via an NDA in consultation with CDRH, and these separate medical device clearance/approval requirements are not applicable to Inbrija.

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

Biosimilars

The Affordable Care Act amended the Public Health Service Act to authorize the FDA to approve “biosimilars” (follow-on versions of pioneer biological products approved pursuant to a BLA) via a separate, abbreviated pathway. Under this abbreviated pathway, the biosimilar applicant must demonstrate that its product is “highly similar” to the “reference product,” and that there are no “clinically meaningful differences” between the biosimilar and the reference product. Unlike ANDAs, biosimilars are not, in general, automatically substitutable for the reference product at the pharmacy. Instead, the FDA must make a separate finding of “interchangeability.” To date, the trend in state law has been to permit or require substitution only of those biosimilars that have also been deemed by the FDA to be interchangeable.

The Affordable Care Act also established a period of 12 years of data exclusivity against biosimilars for reference products in order to preserve incentives for future innovation. Under this framework, data exclusivity protects the data in the BLA-holders’ regulatory application by prohibiting others, for a period of 12 years, from gaining FDA approval based in part on reliance on or reference to the reference product’s data in its approved BLA. In contrast to the provisions for NDAs, the biologics data exclusivity provisions do not change the duration of patents granted on biologic products, or otherwise create an “automatic stay” of FDA approval of a biosimilar. If we develop any product candidates that are approved as biologics under BLAs, they may face significant competition from biosimilars in the future.

Foreign Regulation and Product Approval

Outside the U.S., our ability or the ability of one of our collaborators or distributors to market a product candidate is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement can vary widely from country to country. The foreign regulatory approval process involves risks very similar to those associated with FDA approval discussed above, and there are fees associated with filing the Marketing Application as well as additional fees for submissions throughout the life cycle of the product.

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

On September 19, 2019, the European Commission granted a marketing authorization to Inbrija, for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. This marketing authorization was granted through the centralized procedure and is therefore valid throughout the EEA. The marketing authorization is valid for five years and once renewed is usually valid for an unlimited period thereafter. If a product approved under the centralized procedure is not marketed in at least one EU member state within three years of the grant of the marketing authorization, the marketing authorization lapses under the EU’s sunset rules unless the deadline is extended. In December 2021, we received an extension of the sunset deadline for Inbrija to March 31, 2023. We have entered into distribution agreements with Esteve Pharmaceuticals to commercialize Inbrija in Germany and Spain, respectively. Esteve launched Inbrija in Germany in June 2022 and launched in Spain in February 2023.

In the EU, innovator products approved on the basis of a complete and independent data package are usually entitled to a total of ten years of regulatory exclusivity from the date of first approval. For a period of eight years, EU authorities may not accept marketing authorization applications that rely on the safety and efficacy data contained in the marketing authorization dossier of the innovator product. At the end of that period, generic applicants may file and authorities may review such applications. The innovator product is protected by a further two years of market exclusivity before any generic product may launch, such that the innovator product benefits from total regulatory exclusivity period of ten years. The market exclusivity period may be extended by a further one year if, during the first eight years after a grant of marketing authorization, a new therapeutic indication with significant clinical benefit over existing therapies is authorized.

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

As the marketing authorization holder for Inbrija in the EU, we are required to comply with a number of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal products. In particular, a marketing authorization holder’s obligations include complying with the EU’s pharmacovigilance or safety reporting rules. All marketing authorizations include a Risk Mitigation Plan, or RMP, describing the risk mitigation measures that a marketing authorization holder must put in place, including post-authorization obligations such as additional safety monitoring or the conduct of post-authorization safety studies. RMPs are intended to be updated throughout the lifetime of a medicine, and marketing authorization holders are expected to submit updated RMPs as new information becomes available or at the request of EU regulatory authorities.

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

In order to be placed on the market in the EU, a medical device must undergo a conformity assessment procedure, to verify compliance with the relevant requirements (including the Essential Requirements set out in Annex I of the MDD, replaced by the General Safety and Performance Requirements (GSPRs) in Annex I of the MDR), and the manufacturer must affix the Conformité Européene mark, or CE Mark, to the product. The conformity assessment procedure depends on the risk class of the device. Medical devices in the EU are classified into one of four classes: I, IIa, IIb and III, with Class I being the lowest risk and Class III being the highest. Under the MDD, the Inbrija inhaler was a Class I device, for which the manufacturer may carry out its own conformity assessment procedure and self-certify compliance with the essential requirements, before affixing the CE mark.

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

Transitional provisions in the MDR allow devices that are Class I under the MDD and that are up-classified to a Class II (or above) under the MDR to continue to be placed on the market under the MDD CE mark until December 31, 2028. We have appointed a Notified Body and are planning to undergo an MDR inspection in the first half of 2023.

Other Regulations

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products, as well as medical devices, are potentially subject to regulation and oversight by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, the Drug Enforcement Administration (DEA), and state and local governments. Controlled substances that are scheduled by the DEA are subject to additional regulatory requirements including, among other things, special security and handling requirements, and potential restrictions on manufacturing, distribution, sales, and marketing. Sales, marketing, scientific/educational grant programs, and other Acorda interactions with healthcare professionals must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act and the False Claims Act, and may be affected by the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, and/or the Veterans Health Care Act of 1992 (VHCA). For products to be covered by Medicaid, drug manufacturers must enter into a rebate agreement with the Secretary of Health and Human Services on behalf of the states and must regularly submit certain pricing information to CMS. Under the VHCA, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Administration and the Department of Defense, or DOD, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal health care programs including Medicare and Medicaid. In addition, discounted prices must also be offered for certain DOD purchases for its TRICARE retail pharmacy program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

Reimbursement and Pricing Controls

In many of the markets where we or a collaborator or distributor markets or may potentially market one of our approved products, the prices of pharmaceutical products are subject to direct price controls, by law, and to drug reimbursement programs with varying price control mechanisms.

In the U.S., there has been an increased focus on drug pricing in recent years. Although there are currently no direct government price controls over private sector purchases in the U.S., federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to certain public healthcare programs, such as Medicaid, in order for the drugs to be eligible for reimbursement under those programs. Various states have adopted further mechanisms under Medicaid and other programs that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Managed care and pharmaceutical benefit managers have also become a potent force in the marketplace that increase downward pressure on the prices of pharmaceutical products. Heightened scrutiny of the prices of several drug products have led to numerous other proposals, at both the federal and state level, to address perceived issues related to drug pricing and drug transparency. Several other states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising pricing and other information related to price increases. The current U.S. administration has indicated an interest in measures designed to lower drug costs, and there continues to be political pressure at both the U.S. federal and state levels related to drug pricing and drug transparency that could result in legislative or administrative actions, or at a minimum continued scrutiny. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

Different pricing and reimbursement schemes exist in other countries. There is extensive regulation of pharmaceutical pricing and reimbursement through health systems that fund a large part of the cost of such products to consumers. The grant of a marketing authorization in many jurisdictions does not necessarily guarantee that a product will be reimbursed in a particular jurisdiction. The approach taken varies by jurisdiction and in most cases a separate reimbursement approval is required. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement based on the results of health economic assessments. Others control the price of pharmaceutical products through reference pricing approaches where the reimbursement price is determined by the price in other jurisdictions. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Health and Care Excellence, or NICE, in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries, cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of March 1, 2023, we had 111 full-time and 11 temporary employees. We also engage various consultants and contract workers, including approximately 25 sales representatives. We believe that we have a good relationship with our employees, consultants and contract workers. In order to achieve our goals, it is crucial that we continue to attract and retain top talent and provide a safe and rewarding workplace, with opportunities for growth and career development, supported by competitive compensation, benefits, health and wellness programs.

We believe that a diverse, equitable and inclusive workplace is critical to the Company’s continued growth and success. We take a comprehensive view of diversity, equity and inclusion across different races, ethnicities, tribes, religions, socioeconomic backgrounds, generations, abilities, and expressions of gender and sexual identity. As of March 1, 2023, 48% of our employees were female and 52% were male, and 28% identified as non-white and 72% as white with a relatively equal mix between female and male. We believe our diversity, equity and inclusion aspirations, are important drivers for continued growth. We conduct annual pay equity analyses, with regard to gender and race/ethnicity to help ensure our base pay structures are fair and to identify and remediate potential issues or disparities. We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline.

We frequently benchmark our compensation practices and benefits programs against those of comparable industries and peer companies, and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain qualified employees throughout our organization. In addition to salaries, employee benefits include annual discretionary bonuses, equity awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others.

Our success depends in large part upon our ability to attract and retain highly qualified personnel with the knowledge and experience needed for our business. We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations. We are increasingly relying on the services of contract sales representatives or other third-party marketing support in response to sales force attrition.

In 2021, we implemented two corporate restructurings to reduce costs, more closely align operating expenses with expected revenue, and focus our resources on Inbrija. As part of these restructurings, we substantially reduced employee headcount. Further restructuring activities may be required in the future, depending in particular on the rate of decline in our sales of Ampyra due to generic competition and whether we are able to sufficiently increase sales of Inbrija. Our restructurings may have other unintended consequences as well, including, for example, making it more difficult for us to attract and retain highly skilled personnel in a competitive environment (particularly given that we have implemented four corporate restructurings since 2017). We have recently experienced workforce attrition in various functions across our business, which may be attributable to our corporate restructurings, our current business circumstances, a combination of both, or other factors. Our efforts to adjust our operations with the reduced workforce may not be successful in preventing disruption to our business, and, as a result, we lack redundancy in important functions across our business. We are increasingly relying on the services of contract sales representatives and potentially third-party promotional partnerships or other similar arrangements in response to sales force attrition. Further loss of one or more of our key employees, additional loss of multiple employees in particular functions, and/or our inability to attract replacement or additional qualified personnel could substantially impair our ability to operate our business and implement our business plan.

CORPORATE INFORMATION

We were incorporated in 1995 as a Delaware corporation. Our principal executive offices are located at 2 Blue Hill Plaza, 3rd Floor, Pearl River, New York 10965. Our telephone number is (914) 347-4300. Our website is www.acorda.com. The information contained on our website is not incorporated by reference into this report and should not be considered to be a part of this report. References to our website address in this report have been included as, and are intended to be, inactive textual references only that do not hyperlink to our website.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.acorda.com under the “Investors” and then "SEC Filings" captions) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission, or SEC. The SEC also maintains a website that contains the reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov. Also, the SEC allows us to “incorporate by reference” some information from our proxy statement for our 2023 Annual Meeting of Stockholders, rather than repeating that information in this report. We intend to file our 2023 Proxy Statement within 120 days after the end of our 2022 fiscal year, in accordance with SEC rules and regulations, and we recommend that you refer to the information that we indicate will be contained in our 2023 Proxy Statement.

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
•
We do not have the capabilities to commercialize products outside of the U.S.; we are dependent on our existing collaboration with Biogen for sales of Ampyra in the EU and other countries outside the U.S. where it is approved, and we are dependent on our existing distribution agreements with Esteve for commercialization of Inbrija in Germany and Spain, as well as Biopas Laboratories for the commercialization of Inbrija in Latin America, and we will need to enter into additional collaborations or distribution agreements to commercialize Inbrija in other countries outside the U.S.
•
We rely on Catalent as our sole supplier of Inbrija and ARCUS inhaled therapeutic candidates that we may seek to develop; we rely on the Chelsea, Massachusetts manufacturing facility that we transferred to Catalent for the manufacture of Inbrija; our business could be harmed if Catalent does not maintain required regulatory approvals for the facility, if there is an interruption in operations, or if there is insufficient manufacturing capacity; and we have substantial long-term financial commitments under our global supply agreement with Catalent for Inbrija.
•
We rely on Patheon as our sole supplier of Ampyra and our business could be harmed if Patheon does not maintain required regulatory approvals for the facility, if there is an interruption in operations, or if there is insufficient manufacturing capacity.
•
We have no manufacturing capabilities for our products or product candidates and we are dependent upon third parties to supply the materials for, and to manufacture, our other products and product candidates (and in many cases these are single source suppliers).
•
We face risks related to health epidemics, such as the COVID-19 global pandemic, that could adversely affect our operations or financial results.
•
We operate in the highly regulated industry, and our business could be harmed and we could incur substantial liabilities if we (or our contractors, partners, collaborators or distributors) fail to comply with stringent federal, state and foreign legal and regulatory requirements relating to matters such as pharmaceutical marketing and promotion, safety and adverse event monitoring and reporting, fraud and abuse, false claims, Medicare rebate and other governmental pricing programs, and reporting of payments of certain health care practitioners.
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
•
Substantial dilution could result from future issuances of our common stock, shares underlying existing or future equity awards to employees and directors, the possible issuance of shares to holders of our convertible senior secured notes due 2024 to settle all or a portion of our conversion or make-whole payment obligations under, and/or interest payments on, those notes, and/or the possible sale of shares pursuant to financing transactions.
•
Certain provisions of Delaware law, our Certificate of Incorporation, and our Bylaws may delay or prevent an acquisition of us that stockholders may consider favorable or may prevent efforts by our stockholders to change our directors or our management, which could decrease the value of our shares.
•
We received a notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price listing rule and we have received an extension until June 20, 2023 to comply with this rule; if we have not achieved compliance by June 20, 2023, we are committed to effecting a reverse stock split that had been approved by stockholders in November 2022; we cannot predict the effect that our reverse stock split will have on the market price for shares of our common stock.

Risks related to our business

We have a history of operating losses and may not be able to achieve or sustain profitability in the future; we are substantially dependent on our ability to successfully market and sell Inbrija.

As of December 31, 2022, we had an accumulated deficit of approximately $936.3 million. We had a net loss of $65.9 million for the year ended December 31, 2022. We have historically been highly dependent on sales of Ampyra in the U.S., but have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra that began entering the market in the U.S. in late 2018. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

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

We will need to expend substantial resources for commercialization of our marketed products, including costs associated with the commercialization of Inbrija. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including $207.1 million of convertible senior secured notes that mature in December 2024, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to support our operations and service our debt and make necessary capital expenditures. Also, research and development programs will not generate any revenues for us for the foreseeable future, if ever, because they have been either suspended or are in early stages, and are subject to numerous risks including those described elsewhere in these risk factors.

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

Our future operating requirements may change and will depend on numerous factors. These include the possibility that our common stock could be delisted from Nasdaq, which would have significant negative consequences under the indenture governing the 2024 Notes. If our common stock is delisted, holders of the 2024 Notes would have the right to require us to repurchase the 2024 Notes for 100% of their principal amount, plus any accrued and unpaid interest, and result in an increase in the conversion rates of such notes. If holders representing a significant amount of the 2024 Notes were to exercise this repurchase right, we would be unable to pay, which would result in a default under the indenture governing the 2024 Notes. Such a default could, in turn, result in our bankruptcy or liquidation. On November 11, 2022, we held a special meeting of stockholders in order to authorize our Board of Directors to approve the amendment and restatement of our Certificate of Incorporation to effect a reverse stock split at a ratio of any whole number in the range of 1-for-2 to 1-for-20 within one year following the conclusion of the special meeting. At the special meeting, our stockholders voted to authorize the Board of Directors to effect a reverse stock split. We have received an extension until June 20, 2023 to comply with the minimum bid price rule. In the event we have not achieved compliance by June 20, 2023, we are committed to effecting a reverse stock split that had been approved by stockholders in November 2022.

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

Holders of our convertible senior secured notes due 2024 have the right to require us to repurchase their notes upon the occurrence of a fundamental change, including a delisting of our common stock from the Nasdaq Global Select Market, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. This use of cash may have a material adverse effect on our liquidity. Furthermore, we may not have enough available cash or be able to obtain financing at the time we are required to make cash payments with respect to the 2024 Notes, whether upon maturity, conversion, or occurrence of a fundamental change. In addition, our ability to repurchase the notes or to pay cash upon conversion of the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture pursuant to which the notes were issued or to make cash payments to settle conversions or make interest payments (including make-whole interest payments) as required by the notes indenture, would constitute a default under the indenture. If our common stock is delisted, this would constitute a fundamental change under the indenture governing the 2024 Notes and holders of the 2024 Notes would have the right to require us to repurchase the 2024 Notes for 100% of their principal amount. If holders representing a significant amount of the 2024 Notes were to exercise this repurchase right, we would be unable to pay, which would result in a default under the indenture governing the 2024 Notes. Such a default could, in turn, result in our bankruptcy or liquidation. While our stockholders voted on November 11, 2022 to authorize the Board of Directors to effect a reverse stock split, there can be no assurance that this or any other measures will be sufficient to avoid a delisting of our common stock and thereby trigger a fundamental change repurchase offer to holders of our 2024 Notes as described above. We received a notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price listing rule and we have received an extension until June 20, 2023 to comply with this rule. If we have not achieved compliance by June 20, 2023, we are committed to effecting a reverse stock split that had been approved by stockholders in November 2022. However, there can be no assurance that effecting a reverse stock split will ensure compliance with the minimum bid price rule and we cannot predict the effect that a reverse stock split will have on the market price for shares of our common stock.

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
•
Safety and Efficacy: Physicians may not prescribe our products if they do not consider our products as safe and effective for their labeled indication, and patients may determine, for any reason, that our products are not useful to them. For example, physicians may not believe that the benefits of Inbrija or our future products that we may develop are meaningful for patients or, even if they do believe there is a potential benefit, they may stage or delay the use of Inbrija with patients or patient groups to evaluate patient feedback or for other reasons.
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
•
Intellectual Property: The loss of intellectual property protection for our products would enable generic competition. Ampyra became subject to generic competition in the U.S. in late 2018, due to the invalidation of certain Ampyra patents, and our Ampyra sales have been declining since then and are expected to continue to decline over time.

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

Our business and financial condition have been impacted by, and are subject to the ongoing risks resulting from, the COVID-19 global pandemic. The COVID-19 global pandemic has caused significant disruptions in the healthcare industry. The duration of the pandemic is difficult to predict, and it is likely to have ongoing impacts as it continues. The travel restrictions, “shelter in place” orders, quarantine policies, vaccine mandates, and general concerns about the spread and effects of COVID-19 have disrupted the delivery of healthcare to patients; for example, the pandemic has made it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. We also believe that the governmental and other restrictions and requirements related to the pandemic may have caused certain patients to lessen their mobility and therefore their need for certain therapeutics. We believe these factors contributed to volatility in new Inbrija prescriptions since the start of the pandemic in 2020 and had continued to impact prescriptions in 2022.

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

Both in the U.S. and foreign jurisdictions, the process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain. Any regulatory approvals may be for fewer or narrower indications or other conditions of approval than we request, may include distribution restrictions, or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we institute and follow a special risk evaluation and mitigation strategy, or REMS, to monitor and manage potential safety issues, all of which may eliminate or reduce the drug's market potential. Additional adverse events that could impact commercial success, or even continued regulatory approval, might emerge with more extensive post-approval patient use. In the U.S., investigational products that rely on device components to deliver drug to patients, such as Inbrija, are regulated as combination products and require that we satisfy FDA that both the drug and device component of the products satisfy FDA requirements. Failure to satisfy the FDA’s requirements for either the drug or device component of such combination products could delay approval of these products or result in these products not receiving FDA approval. In the EU, where Inbrija has received a marketing authorization and is co-packaged with a medical device (the Inbrija inhaler), the overall product is regulated under the EU’s medicines rules, but the device must be CE marked and comply with the EU’s medical devices rules, as further described below in these risk factors. Failure to meet these requirements could adversely affect our ability to market Inbrija in the European Economic Area, or EEA.

Any product for which we currently have or may in the future obtain marketing approval is subject to continual post-approval requirements including, among other things, record-keeping and reporting requirements, packaging and labeling requirements, requirements for reporting adverse drug experiences, import/export controls, restrictions on advertising and promotion, current Good Manufacturing Practices (cGMP) requirements as well as, for example in the U.S., any other requirements imposed by our New Drug Application (NDA) or Biologics License Application (BLA). All of our products and operations are subject to periodic inspections by the FDA and other regulatory authorities. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, any approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market.

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

In addition, we are subject to regulation under other state, federal and foreign laws and regulations, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and controlled substances, and we may be subject to other local, state, federal and foreign regulations. We cannot predict the impact of those regulations on us, although they could impose significant restrictions on our business, and we may have to incur additional expenses to comply with them. We may rely on collaborators within or outside the U.S. for the manufacture, sale and/or marketing of our pharmaceutical products. The failure of these other companies to comply with laws and regulations applicable to them or the activities they perform for us could similarly harm our business.

We must obtain a CE mark for the Inbrija inhaler under the EU Medical Devices Regulation, otherwise we and any collaborators or distributors would have to cease marketing Inbrija in the EU until the CE mark is obtained.

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

We have not yet CE marked the Inbrija inhaler under the MDR. However, under the MDR’s transition period, we can continue to place the device on the market under the MDD CE mark until the end 2027 for high-risk devices and the end 2028 for lower-risk devices, so long as it continues to comply with the MDD and we make no significant changes to the design or intended purpose of the device. Failure to obtain an MDR CE mark by the transition deadline, and/or to retain our MDD CE mark until that date would mean we and any collaborators or distributors could not lawfully market Inbrija with the Inbrija inhaler in the EU. As the marketing authorization for Inbrija requires that the medicinal product can only be used with the Inbrija inhaler device, this would mean the medicinal product could not be made available to patients in the EU until the device is CE marked under the MDR.

We have appointed a Notified Body and are planning to undergo an MDR inspection in the first half of 2023. However, if the Notified Body disagrees with our classification of the Inbrija inhaler device or otherwise does not agree with our approach and requires further changes, there is a risk we may fail to obtain a CE mark under the MDR before the end of the transitional period end 2027 for high-risk devices and end 2028 for lower- risk devices, in which case we and any collaborators or distributors would have to cease marketing Inbrija until the CE mark is obtained.

We have no manufacturing capabilities for our products or product candidates, and we are dependent upon third parties to supply the materials for, and to manufacture, our products and product candidates.

We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of our products or product candidates. We rely and expect to continue to rely on third parties for the production and packaging, APIs, inactive ingredients, and finished dosage forms of our products and product candidates, and where relevant any medical devices that are part of our products or product candidates. We similarly expect to continue to rely on third parties for the supply of materials for research and development activities, particularly any clinical trials we may conduct in the future. In addition, due to the unique manner in which our products are manufactured, in many cases we rely on single source providers for our commercial and investigational products, or components of those products. This dependence on others may harm our ability to develop and commercialize our products on a timely and competitive basis. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

As described elsewhere in this report, we sold our Chelsea, Massachusetts manufacturing operations to Catalent and rely on Catalent for the manufacture and supply of Inbrija. As our Inbrija supplier, Catalent is responsible for all Inbrija components other than the inhaler and levodopa, the Inbrija API. We have relied, and we expect to continue relying, on third parties to supply the inhaler and levodopa. Also, we rely on a separate company to package the final Inbrija kits. Any failure or delay by a third-party manufacturer, packager, or supplier may delay or impair our ability to commercialize Inbrija or to complete any future clinical studies that may be needed. Although in some cases we have contracts for these requirements, we cannot be certain that those contracts will be renewed on commercially reasonable terms, if at all. This may be made more complex in certain circumstances if we do not have contracts with suppliers, such as in the case of Inbrija where we currently do not have a contract with the supplier of the API, which exposes us to the risk that they could discontinue supply at any time. Manufacturers, packagers or suppliers may choose not to conduct business with us at all, or may choose to discontinue doing business with us, for example if they determine that our particular business requirements would be unprofitable or otherwise not appropriate for their business. We do not control how Catalent sources the other components of Inbrija, but we are aware that they rely on a single supplier for a critical excipient used for Inbrija manufacturing and they could rely on single suppliers for other components. Our business could be similarly exposed to risk if and to the extent they rely on single source suppliers or do not have supply contracts.

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

Until October 2022, we relied on Alkermes to supply us with our requirements for Ampyra. Following the arbitration panel decision described elsewhere in this report, we were free to use alternative sources of supply for Ampyra. We have since engaged with Patheon to supply our future Ampyra needs at a significantly reduced cost. We and our suppliers also rely on a single third-party manufacturer to supply dalfampridine, the API in Ampyra, and also a single supplier for a critical excipient used in the manufacture of Ampyra. If these companies experience any disruption in their operations, our supply of Ampyra could be delayed or interrupted until the problem is solved or we locate another source of supply or packager, which may not be available. We may not be able to enter into alternative supply or packaging arrangements on terms that are commercially reasonable, if at all. Any new supplier or packager would also be required to qualify under applicable regulatory requirements. Because of these and other factors, we could experience substantial delays before we are able to obtain qualified replacement products or services from any new supplier or packager.

We completed the sale of our Chelsea, Massachusetts manufacturing operations in February 2021, and accordingly we rely on Catalent as our sole supplier for the manufacture of Inbrija and any ARCUS product candidates we may seek to further develop.

In connection with the sale of the Chelsea manufacturing operations, we entered into a long-term global supply agreement under which a Catalent affiliate will manufacture Inbrija on an exclusive basis (other than for sale in China). As described elsewhere in this report, on December 31, 2022, we terminated the existing supply agreement with Catalent and effective January 1, 2023 entered into a new supply agreement with more favorable terms. We are reliant on Catalent for all of our Inbrija supply and supply of other ARCUS inhaled therapeutic product candidates. Although Catalent has significant experience in commercial manufacturing, given applicable regulatory requirements and the complexity of the manufacturing processes for pharmaceuticals, Catalent may be unable or otherwise not successful in passing any required regulatory inspection as a condition to manufacturing, carrying out its contractual duties, meeting expected deadlines or effectively manufacturing or releasing Inbrija in a timely manner in accordance with our contractual arrangements, current good manufacturing practices and other regulatory requirements. If we are unable to obtain adequate supplies of Inbrija under our supply agreement with Catalent, or if the supplies we receive do not meet quality and safety standards, we could face supply shortages, significant additional costs, product liability claims and reputational harm. Any of these factors, alone or in combination, could materially harm our business, financial condition, results of operations and prospects.

We continue to discuss potential ARCUS collaborations with other companies that express interest in formulating their novel molecules using ARCUS, and have already performed feasibility studies for a number of these opportunities. However, currently we are not investing in any proprietary ARCUS research and development programs. Should we decide to proceed with any ARCUS development program, we would be reliant on Catalent or another third-party supplier for the manufacture of product for that program. Our global supply agreement does not provide for the terms and conditions under which Catalent would supply any product or product candidate other than Inbrija, or under which Catalent would provide support for ARCUS research and development. We would be unable to advance the development of any ARCUS inhaled therapeutic candidate unless Catalent is willing to manufacture the candidate for us on commercially reasonable terms, or we could identify another third-party manufacturer that would be capable and willing to manufacture the candidate on commercially reasonable terms. Also, due to reductions in force, employee attrition and the 2021 sale of our Chelsea manufacturing operations, we may need to hire replacement personnel or engage consultants to continue with ARCUS research and development work beyond feasibility and similar early-stage studies.

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

Our new global supply agreement with Catalent contains substantial long-term financial commitments.

Under the New MSA, Catalent will continue to manufacture Inbrija through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija, which is expected to operational in 2026. We will be subject to purchase commitments in 2023 and 2024 of 15 and 24 batches of Inbrija, respectively, at a total cost of $10.5 million and $15.5 million, respectively. Thereafter, in 2025, we will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the United States and other markets. In addition, we have agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment. In addition, we will be obligated to pay Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7 and we will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. While we believe these purchase commitments are sufficient for our forecasted supply needs for Inbrija, we cannot provide assurance that our currently projected needs will be reached or exceeded, depending on global demand for Inbrija. If we are forced to obtain Inbrija from another supplier because Catalent is unable or unwilling to provide adequate Inbrija supply, we may be unable to offset the costs of alternate supply against our purchase commitments under the new MSA.

We rely on Catalent’s Chelsea, Massachusetts manufacturing facility for the manufacture of Inbrija, and our business could be harmed if Catalent does not maintain required regulatory approvals to manufacture commercial product at that facility, if there is an interruption in operations at the facility, or if the facility does not have manufacturing capacity needed to meet product demand.

All commercial supply of Inbrija is currently manufactured at Catalent’s Chelsea, Massachusetts manufacturing facility. Under our long-term global supply agreement with Catalent, Inbrija will be exclusively manufactured by Catalent at this manufacturing facility (other than for sale in China, which is not covered by the exclusivity provisions of the agreement). Catalent may need expanded manufacturing capacity at the Chelsea facility to meet demand depending on the timing and extent of sales growth. Catalent’s inability to complete any needed expansion of the facility in a timely manner or unexpected demand for commercial quantities of Inbrija could cause a supply shortage that would harm our commercialization of Inbrija in the U.S. and any foreign jurisdictions where we seek to commercialize Inbrija. Any such supply shortages could lead to a breach of our legal obligations to supply Inbrija for our collaboration partners.

Furthermore, if Catalent were to lose the use of the facility or equipment, the manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead time and substantial additional funds. The facility may be affected by natural disasters, such as floods or fire, or Catalent may lose the use of the facility due to manufacturing issues that arise, such as contamination or regulatory concerns following a regulatory inspection of the facility. Catalent may also unexpectedly experience manufacturing issues as the unintended result of activities occurring at the facility unrelated to Inbrija manufacture. In the event of a loss of the use of all or a portion of the facility or equipment for the reasons stated above or any other reason, Catalent would be unable to manufacture Inbrija until such time as the facility or equipment could be repaired or rebuilt or they are able to address other manufacturing issues at the facility. Any such interruptions in their ability to manufacture Inbrija would harm our business. Even if Catalent does not suffer a loss of the facility or equipment within the facility, manufacturing operations can experience intermittent interruptions due to the need for routine or unexpected maintenance, inspection and repairs of the facility or the equipment, and, depending on their frequency and duration, these intermittent interruptions could also harm our business. While we have the right to use alternative sources of supply in certain circumstances, this is an expensive and lengthy process and there can be no assurance that alternative sources of supply can be arranged on favorable terms, if at all, or in a timely manner to avoid supply interruptions and product distribution delays.

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

The New MSA provides for the scale-up of PSD-7 spray drying equipment, which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija. We will be obligated to pay Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7 and will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. The new size 7 spray dryer manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing size 4 spray dyer manufacturing production line, and will create additional warehousing space for manufactured product. This expansion will require approvals from the FDA and other regulatory authorities before the PSD-7 can be used to manufacture Inbrija. Also, manufacturing scale-up generally is subject to significant risks related to process development and manufacturing yields, which is especially true for the manufacture of a product such as Inbrija that involves a highly specialized spray drying and capsule filling process. Lastly, the expanded Chelsea facility will have to continue to comply with cGMP requirements, as described above in these risk factors, as well as other applicable environmental, safety, and other governmental permitting requirements. This expansion project is critically important to our business, and any significant delay or disruption in planned completion could have a material adverse effect on our ability to meet anticipated demand for Inbrija in the future.

The challenges described above could delay or prevent Catalent from successfully completing the expansion of the Chelsea manufacturing capacity. If we need the expanded capacity but Catalent is delayed in or prevented from completing the expansion and obtaining necessary regulatory approvals, we may need to seek another party to manufacturer additional Inbrija supply for us. As described above in these risk factors, there can be no assurance that we could identify a third party that would be capable and willing to manufacture for us on commercially reasonable terms, if at all, or that they could supply us with product in sufficient quantities on a timely basis to meet our needs. If we cannot obtain increased supply of Inbrija from expanded capacity at the Chelsea facility or engaging another third-party manufacturer, we may not be able to meet demand for Inbrija and this could harm our ability to commercialize Inbrija in the U.S. and any foreign jurisdictions where we seek to commercialize Inbrija. An inability to meet demand in an EU member state or another foreign jurisdiction could lead to a breach of our legal obligations to supply Inbrija and potentially result in regulatory violations by our collaboration partners in certain jurisdictions that require adequate supply of commercial products based on patient need.

We may incur significant liability if we or our contract sales representatives, promotional partners, distributors, or collaborators fail to comply with stringent U.S. FDA and foreign marketing and promotion regulations.

The advertising and promotion activities for our products are subject to stringent rules and requirements both in the U.S. and other jurisdictions, which are enforced and overseen by the FDA and other regulatory authorities in other jurisdictions. These rules and requirements vary from country to country, and promotional practices and materials that are acceptable in one country may not be so in another. Importantly, unlike in the U.S., EU law prohibits the advertising of prescription-only medicinal products (such as Inbrija) directly to patients or the general public. Advertising to healthcare professionals is permitted, provided certain conditions are met.

Among other requirements, in the U.S. and EU, advertising and promotional materials for our products must not be false or misleading in any respect, and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of our products. In the U.S., we must submit all promotional materials to the FDA by the time of their first use. Some other jurisdictions require government pre-approval of promotional materials. If the FDA or other regulators raise concerns regarding promotional materials or messages for our products, we or our contract sales representatives, promotional partners, distributors or collaborators may be required to modify or discontinue using them and may be required to provide corrective information. Should we or our contract sales representatives, promotional partners, distributors or collaborators fail to comply with the relevant requirements, in the U.S. or other countries, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In the case where our contract sales representatives or one of our promotional partners, distributors, or collaborators has failed to comply with legal requirements, there can be no assurance that contractual terms and conditions intended to protect our rights and mitigate our risk relating to their misconduct will provide us with adequate rights and remedies, and actions required to protect against enforcement actions or to enforce such rights could be costly and time consuming.

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

In the U.S., EU and many other jurisdictions, we face significant risks if we or our contract sales representatives, promotional partners, distributors, or collaborators promote our drugs “off-label,” i.e., for uses other than those approved by the appropriate regulatory authority in a territory (e.g., the FDA in the U.S.). Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Similar rules apply in many countries outside the U.S. Off-label uses are common across medical specialties. In the U.S., although the FDA does not regulate a physician’s choice of treatments, it traditionally has prohibited companies from promoting their drugs for off-label uses. Several federal court cases, based on First Amendment principles, have called into question the FDA’s ability to enforce against companies solely on the basis of truthful and non-misleading off-label promotion of their drugs. It is unclear, however, how the courts ultimately will resolve this issue or how the FDA’s policies may (or may not) change in light of developing case law. Furthermore, off-label promotion of our products could violate advertising and promotion requirements such as the prohibition against false or misleading advertising and/or labeling, or the requirement that approved labeling bear “adequate directions” for all of the product’s “intended uses.” Similarly, although EU law does not in general restrict the off-label use of a product by healthcare professional, it is unlawful to promote the off-label use of a product or promotion that is inconsistent with the product’s SmPC. Accordingly, we potentially face significant risk of enforcement should we or our contract sales representatives, promotional partners, distributors or collaborators promote Inbrija, Ampyra or any other products in the U.S., EU and potentially other countries for any uses that are not consistent with the products’ approved labeling in the relevant territory. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations regulating promotion of approved drugs as well as the promotion of products for which marketing approval has not been obtained. A company that is found to have violated these requirements may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions, both in the U.S. and potentially other jurisdictions.

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

The above occurrences could impair our business by harming or possibly preventing sales of Inbrija, causing sales to fall below projections, and increasing our expenses. The same risks apply to our other marketed product Ampyra.

Regulatory approval of our products could be withdrawn and our business could be harmed if we fail to comply with safety and adverse event monitoring, documentation, investigation and reporting requirements.

Under FDA and EU rules and regulations, we are required to monitor the safety of Inbrija and Ampyra, as applicable, and, in the case of Ampyra inform healthcare professionals about the risks of drug-associated seizures with Ampyra. We are required to document and investigate reports of adverse events, and to report them to the FDA and EU authorities in accordance with regulatory timelines based on the severity and expectedness of any adverse events. These requirements are applicable to all medicinal products marketed in the relevant territory, including Inbrija and Ampyra. Failure to make timely safety reports and to establish and maintain related records could result in the withdrawal of marketing authorization or other regulatory action, civil actions against us, or criminal or financial penalties, any of which could harm our business. If specialty pharmacies, promotional partners, distributors, or collaborators fail timely to report adverse events and product complaints to us, or if we do not meet the requirements for safety reporting, our business may be harmed.

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

In addition, our third-party suppliers’ drug product manufacturing sites are subject to inspection by the FDA. Some of these sites have been inspected by the FDA and could be inspected by the FDA in the future. If the FDA inspects the process validation efforts and manufacturing process at these sites, the FDA might find what it considers to be deficiencies in the manufacturing process or process validation efforts, which could negatively impact the availability of product supply or, in the case of a potential new product, delay or prevent commercial launch of that product. Our third-party suppliers’ drug manufacturing sites may also be subject to inspection by FDA or foreign regulatory authorities. We face similar risks to our business if those third-party manufacturers are unable to comply with FDA or foreign regulatory requirements. We and our third-party suppliers are generally required to maintain compliance with cGMPs and are subject to inspections by the FDA or comparable authorities in other jurisdictions to confirm such compliance. This may be made more complex in certain circumstances if we do not have contracts with suppliers, such as in the case of Inbrija, where we currently do not have a contract with the supplier of levodopa, the active pharmaceutical ingredient. In addition, the FDA and other relevant regulatory authorities must approve certain changes to our suppliers or manufacturing methods. If we or our third-party suppliers cannot demonstrate ongoing cGMP compliance, we may be required to withdraw or recall products and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of our third-party suppliers, to pass regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties, shut-down of manufacturing facilities, or other civil or criminal sanctions. Non-compliance could increase our costs, cause us to lose revenue, and damage our reputation. In addition, a delay or interruption in supply of our products could lead to claims against us by our distributors and collaborators to whom we are obligated to supply product.

Even if our suppliers or manufacturing methods are in compliance with applicable requirements, we may encounter problems with the manufacture of our products. To investigate and/or resolve these problems, we may be required to withdraw or recall products and interrupt commercial supply of our products. These events could increase our costs, cause us to lose revenue, damage our reputation, and potentially lead to claims against us by distributors or collaborators to whom we are obligated to supply product. If we learn of certain reported problems with our products, we are required to submit field alert reports to the FDA and quality defect reports to the relevant EU authorities, such as the EMA, and we are required to investigate the causes of the reported problems. Issues identified in field alerts could lead to product recalls and interruption of supplies, which in turn could harm our business.

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

We do not have the capabilities to develop and commercialize products outside of the U.S. without reliance on another party. Ampyra is marketed as Fampyra outside the U.S. by Biogen under a license and collaboration agreement that we entered into in June 2009. In 2021, we entered into distribution and supply agreements with Esteve for commercialization of Inbrija in Germany and Spain and with Biopas for Commercialization of Inbrija in Latin America, and we are relying on Esteve and Biopas, among other things, to obtain necessary country-specific approvals needed for the sale of and reimbursement for Inbrija in those countries. We expect that we will need to enter into additional collaborations or distribution arrangements with third parties to commercialize Inbrija in other countries. We would similarly need to rely on third parties for developing and commercializing any other potential products outside of the U.S. We cannot provide any assurance that we will be able to identify suitable collaborators or distributors in addition to our existing agreements, or that we will be able to enter into additional collaboration or distribution agreements with third parties on commercially reasonable terms, if at all. Our inability to identify collaborators or distributors and enter into agreements with them could harm or delay our efforts to develop and commercialize Inbrija or other potential products outside of the U.S.

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

Our research and development programs have included exploration of opportunities for proprietary products, in addition to Inbrija, in which inhaled delivery of medicine using our ARCUS drug delivery technology can provide a significant therapeutic benefit to patients. Although our suspension of research and development investment impacted these efforts, we continue to discuss potential ARCUS collaborations with other companies that express interest in formulating their novel molecules using ARCUS, and have already performed feasibility studies for a number of these opportunities. However, there can be no assurance that these companies will want to further pursue, or would agree to commercially reasonable terms and conditions for, such collaborations. Even if we enter into an ARCUS collaboration for a third-party molecule, the development of the ARCUS formulation would be subject to the risks and uncertainties associated with drug development described elsewhere in these risk factors and may never be commercialized. For example, the third party could discontinue the development program for financial reasons, or safety or efficacy concerns could prevent the ARCUS formulation from receiving regulatory approval.

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

Federal false claims laws in the U.S. prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. By statute, a violation of the federal anti-kickback statute may serve as the basis for a false claim under the false claims act. Numerous pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing kickbacks, such as free trips, free goods, sham consulting fees, and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

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

We participate in the federal Medicaid drug rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid drug rebate program, we pay a rebate to each state Medicaid program for utilization of our products that are reimbursed by those programs. Federal law requires that any company that participates in the Medicaid drug rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge. The minimum basic Medicaid rebate for branded prescription drugs is 23.1% of average manufacturer price, and pharmaceutical manufacturers must pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees. In addition, manufacturers must pay an additional Medicaid rebate on “line extensions” (such as extended-release formulations) of solid oral dosage forms of branded products or products where the average manufacturer price has increased faster than the inflation rate.

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

Pricing and rebate calculations vary among products and programs. The laws and regulations governing the calculations are complex and are often subject to interpretation by us or our contractors, governmental or regulatory agencies and the courts. Our methodologies for calculating these prices could be challenged under false claims laws or other laws. We or our contractors could make a mistake in calculating reported prices and required discounts, revisions to those prices and discounts, or determining whether a revision is necessary, which could result in retroactive rebates (and interest and penalties, if any). Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we make these mistakes or if governmental agencies make these changes, we could face, in addition to prosecution under federal and state false claims laws, substantial liability and civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines or imprisonment, and prosecutors may impose a corporate integrity agreement, deferred prosecution agreement, or similar arrangement.

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

Outside the U.S., the distribution, sale and promotion of our products is subject to a variety of rules and requirements. In the EU, these vary from country to country, and we must comply with all applicable rules in each relevant market. In many jurisdictions, these include both general anti-bribery rules and specific rules prohibiting the provision of inducements to healthcare professionals under medicines advertising laws and self-regulatory codes of conduct and guidelines. In many EU countries, the applicable industry self-regulatory codes of conduct require companies to disclose publicly any transfers of value to healthcare professionals or healthcare organizations, and disclosure laws comparable to the U.S. Sunshine Act have been adopted in some EU member states. Failure to adhere to such rules and regulations could result in any number of possible sanctions, including fines and criminal prosecutions as well as reputational damage to us and our products.

In the U.S., we supplement our own sales activities with the services of contract sales representatives and may enter into promotional partnerships or other similar arrangements. Outside the U.S., we rely on collaborators and distributors to market our products. Although these are independent companies, under applicable laws and regulations we can in some cases be held directly responsible for the acts or omissions of these companies because they are marketing our products. While we seek contractual terms and conditions intended to protect our rights and mitigate our risk relating to the misconduct of other parties, contractual rights would not protect us against governmental prosecution or enforcement, there can be no assurance that contractual financial remedies would be adequate to cover associated liabilities, and the actions required to protect against enforcement actions or to enforce such rights could be costly and time consuming.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

The current administration has indicated an interest in measures designed to lower drug costs and there continues to be political pressure at both the U.S. federal and state levels related to drug pricing and drug transparency that could result in legislative or administrative actions, or at a minimum continued scrutiny. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

The Medicare Part D outpatient prescription drug benefit is provided primarily through private entities, which attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations increase pressure to lower prescription drug prices or increase rebate payments to offset price. While the law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of the U.S. Congress support legislation that would permit the U.S. government to use its enormous purchasing power to demand discounts from pharmaceutical companies. While this is a priority for the current U.S. administration, we cannot predict whether such legislation will pass. In addition, the ACA contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. The ACA requires drug manufacturers to provide a 70% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” Legislative or regulatory revisions to the Medicare Part D outpatient prescription drug benefit, as well as additional healthcare legislation that may be enacted at a future date, could reduce our sales and harm our results of operations.

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

Governments in a number of international markets have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. This includes some of the largest markets in the EU, where Biogen markets Fampyra and Esteve has agreed to distribute Inbrija, and where we may seek to market Inbrija through other collaborators or distributors. The measures vary by country and include, among other things, mandatory rebates and discounts, clinical benefit and cost-effectiveness assessments, reimbursement limitations and reference pricing, price reductions and suspensions on pricing increases on pharmaceuticals. These measures may negatively impact net revenue from Biogen’s sales of Fampyra and therefore both the timing of when we receive any further royalty revenue from Biogen. Furthermore, the adverse financial impact of these measures in any particular country, in addition to related reimbursement or regulatory constraints, could prevent the commercial launch or continued commercialization of Inbrija or Fampyra in that country.

The United Kingdom’s withdrawal from the European Union, generally referred to as “Brexit,” could have adverse effects on our business.

As of January 1, 2021, the UK formally left the EU and the UK and EU are now operating separate pharmaceutical regulatory regimes. The UK and EU announced on December 24, 2020 that they had agreed on a Trade and Cooperation Agreement (TCA) to govern their future relationship. The TCA sets out the arrangements for trade of goods, including medicines and medical devices, which aims to ensure goods continue to flow between the EU and the UK and also has implications for product regulation and mutual recognition.

Following the exit of the UK from the EU, we were granted a grandfathered Marketing Authorization (MA) for Inbrija by the Medicines and Healthcare Products Regulatory Agency (MHRA) in the UK that was made effective in January 2021 and formally approved in November 2021. In order to maintain the grandfathered marketing authorization in the UK and not trigger the sunset clause, we will need to begin marketing in the UK by January 2024. We will also be required to retain the services of a qualified person for pharmacovigilance. Moreover, if we are to market Inbrija in the UK in the future, the movement of finished pharmaceutical products into the UK is treated as an import from a third country post-Brexit. The UK has made permanent the decision to unilaterally waive batch testing requirements for imports of products from the EU.

In addition, although the TCA provides some clarity regarding the future relationship between the EU and UK, the impact of Brexit on the fiscal, monetary and regulatory landscape in the UK remains uncertain, and it could have a material impact on its economy and the future growth of its various industries, including the pharmaceutical and biotechnology industries. Given the lack of comparable precedent, it remains unclear what financial, trade, regulatory and legal implications the withdrawal of the UK from the EU may have and how such withdrawal would affect us.

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

Inbrija/Parkinson’s Disease. Inbrija competes against other therapies approved for intermittent, or as needed, use that aim to specifically address Parkinson’s disease symptoms. Apokyn, an injectable formulation of apomorphine, is approved for the treatment of OFF episodes. Apokyn was approved for this use in the U.S. in 2004 and in Europe in 1993, and in 2022 the FDA approved a generic version of Apokyn. Also, Sunovion Pharmaceuticals Inc. markets a sublingual, or under the tongue, formulation of apomorphine branded as Kynmobi that is competitive with Inbrija.

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

Current disease management approaches to MS are classified either as relapse management, disease course management, or symptom management approaches. For relapse management, the majority of neurologists treat sudden and severe relapses with a four-day course of intravenous high-dose corticosteroids. Many of these corticosteroids are available generically. For disease course management, there are a number of FDA-approved MS therapies that seek to modify the immune system. These treatments attempt to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS, though their precise mechanisms of action are not known. These products include Avonex, Tysabri, Plegridy and Tecfidera from Biogen, Zinbryta from Biogen and AbbVie, Betaseron from Bayer AG, Copaxone from Teva Pharmaceutical Industries, Ltd., Rebif from Merck Serono, Gilenya and Extavia from Novartis AG, Aubagio and Lemtrada from Genzyme Corporation (a Sanofi company), Glatopa from Sandoz International GmbH (a Novartis AG company), Rituxan from F. Hoffman-La Roche AG, Ponvory from Janssen Pharmaceutical Companies of Johnson & Johnson, and Zeposia from Bristol-MyersSquibb.

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

Although we assigned our Chelsea, Massachusetts manufacturing facility lease to Catalent in February 2021, we remain responsible for certain contingent environmental liabilities should an issue arise in the future relating to the operation of the facility prior to the assignment.

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

We have patent portfolios relating to Inbrija and our ARCUS drug delivery technology. For some of our proprietary technologies, for example our ARCUS drug delivery technology, we rely on a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property rights. Our intellectual property also includes copyrights and a portfolio of trademarks.

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

Nullity actions with respect to Fampyra have been filed in Germany against both of the German national patents derived from EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent) by ratiopharm GmbH, a generic manufacturer affiliated with Teva. In November 2021, a German court issued preliminary opinions in the ratiopharm case indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At oral hearings in February 2022 and April 2022, the German Patent Court dismissed ratiopharm’s action against the ‘536 patent and the ‘548 patent, respectively, as inadmissible because of ongoing formality proceedings relating to these patents in the European Patent Office. Ratiopharm has appealed the decision on the ‘536 patent but not the decision on the ‘548 patent, and could refile the nullity actions. On December 6, 2022, the German Federal Court of Justice held that ratiopharm’s ‘536 nullity action was admissible and remanded the case back to the German Federal Patent Court. On January 11, 2022, Stada Arzneimittel also filed a nullity action against the ‘536 patent, and on July 27, 2022, Teva GmbH also filed a nullity action against the ‘548 patent, both in the same court as the ratiopharm nullity actions. On January 27, 2023, the German Federal Patent Court issued a preliminary opinion in the ‘548 Teva nullity action that the claimed subject matter of the ‘548 patent lacked inventive step and scheduled a hearing for July 11, 2023. We are working with Biogen to vigorously defend these actions and enforce our patent rights. See Legal Proceedings in Part I, Item 3 of this report for more information. Loss of patent rights or generic entry into the German and other markets will have a material adverse effect on royalty revenue from Biogen in the future.

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

There is an increasing trend across multiple jurisdictions, including the United States and the EU, towards requiring greater transparency, particularly in the area of clinical trial results. In many jurisdictions, including the U.S. and the EU, we are required to register most of our clinical trials as well as disclose summaries of the results of those clinical trials. Further requirements for transparency could result in the disclosure of data down to the individual patient level. In the EU, for example, the European Medicines Agency, or EMA, has since 2015 implemented a policy on transparency of clinical trial data submitted to the agency in applications for marketing authorization. These data traditionally were regarded as confidential commercial information not subject to disclosure. According to this policy, the EMA proactively publishes anonymized clinical data submitted by pharmaceutical companies to support their regulatory applications submitted after January 1, 2015 (subject to certain company redactions agreed with the EMA during the application review process). Possible redactions include commercially confidential information, identifiable information about study participants and study staff and patient level data (i.e., line listings including patient data against individual patient codes). The EMA plans to release patient level data in the future, but needs to address some data privacy concerns before doing so. The EMA may release clinical data submitted before this date on request, subject to us having the opportunity to make similar redactions. The precise implementation of the EMA’s policy remains in flux and subject to legal challenge. This could harm our business in a variety of ways, including for example through disclosure of our trade secret methodologies for clinical development of our products, and/or by potentially enabling competitors to use our clinical data to gain approvals for their own products in the same or other jurisdictions. Regardless of the precise details of the EMA’s policy, the trend across governments is for increased transparency, which could diminish our ability to protect our confidential commercial information.

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
•
developments concerning proprietary rights, including patents, litigation and other legal proceedings relating to such proprietary rights;
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
•
sales of substantial amounts of our stock or short selling activity by investors;
•
variations in our anticipated or actual operating results;
•
conditions or trends in the pharmaceutical or biotechnology industries generally;
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

We received a notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price listing rule, which could result in our stock being delisted from the Nasdaq Global Select Market, which in turn could cause a default under our indenture relating to our 2024 Notes.

On June 22, 2022, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). In February 2023, the Staff did grant an extension of the period within which we must regain compliance with the Minimum Bid Requirement to June 20, 2023. In November 2022, our stockholders approved authorizing our Board to effect a reverse stock at any time within one year from the special meeting date. In the event we do not achieve compliance with the Minimum Bid Requirement by June 20, 2023, we are committed to effecting a reverse stock split at a ratio of any whole number in the range of 1-for-2 to 1-for-20. However, there can be no assurance that a reverse stock split would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements, and the announcement and implementation of a reverse stock split could negatively affect the price of our common stock.

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

We cannot predict the effect that a reverse stock split will have on the market price for shares of our common stock.

Even though our stockholders approved a reverse stock split at the Special Meeting on November 11, 2022, we cannot predict the long-term impact of effecting a reverse stock split on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Although a reverse stock split will initially result in an increased market price per share of our common stock, the market price per share may subsequently substantially decline and may continue to decline due to, among other factors, the performance of our business, economic conditions and other factors, some of which may not be under our control. Even with an increased market price per share, the total market capitalization of our shares might be lower than the total market capitalization before the reverse stock split and it could continue to decline thereafter. There can be no assurance that implementing a reverse stock split will enable us to maintain our compliance with the Nasdaq listing requirements.

Future sales of our common stock could cause our stock price to decline, and future issuances of common stock could cause substantial dilution.

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of March 10, 2023, 24,337,696 shares of our common stock were issued and outstanding; options to acquire 964,556 shares of our common stock were outstanding, exercisable at an average exercise price of $69.16 per share, issued under our 2006 Employee Incentive Plan, our 2015 Omnibus Incentive Compensation Plan, and our 2016 Inducement Plan. Additional shares of common stock are authorized for issuance pursuant to options and other stock-based awards under our 2015 Omnibus Incentive Compensation Plan and under our 2019 Employee Stock Purchase Plan, and additional stock-based awards could be issued under our 2016 Inducement Plan. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further. In addition, if we elect to settle all or a portion of our conversion or make-whole payment obligations under, and/or interest payments on, our convertible senior secured notes due 2024 in shares of our common stock, our stockholders could experience significant dilution. Lastly, in January 2021, we entered into an At The Market (ATM) Offering Agreement with H.C. Wainwright & Co., LLC as sales agent. Pursuant to the ATM agreement, we may offer and sell shares of our common stock having an aggregate value of up to $15.25 million in an at-the-market offering, which could cause additional dilution if any of such shares are sold under the ATM.

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

The Internal Revenue Code of 1986 (“IRC”) contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of fifty percent over a three-year period (“ownership change”). In the event of such an ownership change, IRC Section 382 imposes an annual limitation on pre-ownership change tax attributes such as net operating loss and tax credit carryforwards. On June 1, 2022, the Company experienced an ownership change. The Company completed a Section 382 analysis which included consideration of net unrealized built in gains or losses and determined that its tax attributes would be limited and thus require a valuation allowance.

As of December 31, 2022, we had approximately $238.5 million of U.S. federal NOLs, of which $120.8 million at December 31, 2022 were incurred by our Biotie subsidiary. Our ability to use these NOL carryforwards will depend on the analysis of available positive and negative evidence, such as a history of earnings, reversing taxable temporary differences, tax planning strategies and future projections. Accordingly, a full valuation allowance continues to be recorded against the Biotie net operating losses of $120.8 million and a partial valuation allowance of $57.9 million was recorded on Acorda’s return filing group net operating losses due to the change in ownership event.

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
•
difficulties in assimilating the personnel and/or operations of acquired companies;
•
diversion of our management’s attention away from other business concerns;
•
commencement of business in markets where we have limited or no direct experience; and
•
potential loss of our key employees or key employees of acquired companies or businesses.

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

If the use or misuse of Inbrija, Ampyra or any other approved products we or our collaborator or distributor may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payers or others. The use of our product candidates in clinical trials could also expose us to product liability claims. We currently maintain a product liability insurance policy that includes coverage for our marketed products as well as for clinical trials. The total insurance limit is $25 million per claim, and the aggregate amount of claims under the policy is also capped at $25 million. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently have may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

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

From time to time, we may be subject to a variety of claims and lawsuits. The costs of defending any litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows, even if we ultimately win the litigation. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse effect on our business, operating results, financial condition and cash flows. See Legal Proceedings contained in Part I, Item 3 of this report for more detailed information on existing or potential material legal proceedings.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Ardsley, New York

We were previously headquartered at a leased facility in Ardsley, New York with approximately 160,000 square feet of space. In September 2021, we sent the landlord notice of exercise of the early termination option under the lease, which was effective on June 22, 2022. In connection with the lease termination, we paid an early termination fee of approximately $4.7 million. Concurrent with the Ardsley lease termination, in June 2022, we relocated our corporate headquarters to a substantially smaller subleased office in Pearl River, New York, described below.

Pearl River, New York

In June 2022, we entered into a 6-year sublease for an aggregate of approximately 21,000 square feet of space in Pearl River, New York. We have no options to extend the term of the sublease. The Pearl River sublease provides for monthly payments of rent during the lease term. The base rent is currently $0 through December 31, 2022, with payments commencing on January 1, 2023 with a base rent of $0.3 million per year, subject to an annual 2.0% escalation factor in each subsequent year thereafter.

Waltham, Massachusetts

In October 2016, we entered into a 10-year lease agreement commencing in January 2017 for approximately 26,000 square feet of lab and office space in Waltham, MA. The base rent under the lease is currently $1.2 million per year.

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

In July 2020, we filed an arbitration demand with the American Arbitration Association against Alkermes plc ("Alkermes") after the parties were unable to resolve a dispute over license and supply royalties following the 2018 expiration of an Alkermes patent relating to Ampyra. In October 2022, an arbitration panel issued a final decision in this dispute and awarded us damages of $15 million plus prejudgment interest of $1.5 million. In addition, as a result of the panel’s ruling, we no longer have to pay Alkermes any royalties on net sales for the license and supply of Ampyra, and we are free to use alternative sources for supply of Ampyra, which we have already secured. On October 21, 2022, we made a submission to the arbitration panel to correct the award to include an additional $1.6 million that was inadvertently omitted from the initial award calculation. In November 2022, the arbitration tribunal corrected the award amount and granted us another $1.6 million plus pre-judgment interest of $0.2 million.

In January 2023, the Company filed a petition in the District Court for the Southern District of New York to confirm and modify the arbitral award. In that arbitration, the arbitration panel found in the Company’s favor that Alkermes leveraged its patent to illegally obtain royalties beyond the life of the patent in which was a violation of federal law. The panel held that Alkermes’ conduct in continuing to charge royalties after the patent expired was unlawful per se and that the underlying agreements were unenforceable. The panel awarded the Company approximately $18.3 million, including interest, representing license royalties overpaid since July 2020. The Company is asking the District Court to confirm the Award, with modifications to the extent the panel disregarded federal law by declining to award royalties the Company paid prior to July 2020 and after July 2018, the date on which the panel found that the parties’ agreements were unenforceable as a matter of law. The Company is seeking restitution of the remaining illegal royalties that the panel found were demanded and collected by Alkermes in violation of the law in the amount of approximately $65 million together with pre- and post-award interest and costs. On February 8, 2023, Alkermes filed a brief opposing the relief requested in the Company’s petition and requesting that the award be confirmed without modification. The Company filed a brief in response on February 22, 2023. The District Court will likely schedule oral argument on the petition and render its decision sometime thereafter..

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against us with the American Arbitration Association under a September 26, 2003 License Agreement that we originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleged a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and claimed damages based on unpaid license royalties of $6 million plus interest. On June 28, 2022, we settled DRI’s claim in exchange for a payment by us to DRI of $750,000 expressly without any admission of wrongdoing. Although we believed we had valid defenses to this claim, we also believed that the settlement was in the best interests of the Company and our stockholders to avoid the future expense and distraction associated with continuing the arbitration. We recorded a liability of $2 million for the year ended December 31, 2020 in accrued expense and other current liabilities related to the dispute. As a result of the settlement, during the quarter ended September 30, 2022, this accrual was reduced to the $750,000 and a corresponding gain of $1.3 million was recorded in the consolidated statement of operations as other income.

On August 20, 2020, ratiopharm Gmbh filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalfampridine composition to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At oral hearings in February 2022 and April 2022, the German Federal Patent Court dismissed ratiopharm’s action against the ‘536 patent and the ‘548 patent, respectively, as inadmissible because of ongoing formality proceedings relating to these patents in the European Patent Office. Ratiopharm has appealed the decision on the ‘536 patent but not the decision on the ‘548 patent, and could refile the nullity actions. On December 6, 2022, the German Federal Court of Justice held that ratiopharm’s ‘536 nullity action was admissible and remanded the case back to the German Federal Patent Court. On January 11, 2022, Stada Arzneimittel also filed a nullity action against the ‘536 patent, and on July 27, 2022, Teva GmbH also filed a nullity action against the ‘548 patent, both in the same court as the ratiopharm nullity actions. On January 27, 2023, the German Federal Patent Court issued a preliminary opinion in the ‘548 Teva nullity action that the claimed subject matter of the ‘548 patent lacked inventive step and scheduled a hearing for July 11, 2023. We are working with Biogen to vigorously defend these actions and enforce our patent rights.

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

Computershare is the transfer agent and registrar for our common stock. As of March 10, 2023, we had 11 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2022. We have not announced any plans or programs for the repurchase of shares of our common stock.

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

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF periods in people with Parkinson’s disease treated with a carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million Europeans are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. U.S. Food and Drug Administration (FDA) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 18% of Medicare plan lives. U.S. net revenue for Inbrija was $28.0 million for the year ended December 31, 2022.

Inbrija is also approved for use in the European Union (EU). The European Commission (EC)-approved Inbrija dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labeled dose in the U.S.). Under the EU approval, Inbrija is indicated for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. Net revenues for ex-U.S. Inbrija sales (only in Germany in 2022) were $2.9 million for the year ended December 31, 2022.

Inbrija utilizes our ARCUS platform for inhaled therapeutics. Because of our limited financial resources, we previously suspended work on ARCUS and other proprietary research and development programs. However, we continue to discuss potential collaborations with other companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and have performed feasibility studies for a number of these opportunities.

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $72.9 million for the year ended December 31, 2022.

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen, and these challenges could lead to generic competition with Fampyra. For example, we understand that a generic drug manufacturer that has sought to invalidate Fampyra patents in Germany through nullity proceedings has commenced a generic launch in Germany. See Legal Proceedings in Part I, Item 3 of this report for more information.

Sale of Chelsea Manufacturing Operations and Catalent Long-Term Supply Arrangements

On February 10, 2021, we sold our Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, we entered into a long-term, global manufacturing services (supply) agreement (the "2021 MSA") with a Catalent affiliate pursuant to which they agreed to manufacture Inbrija for us at the Chelsea facility. The manufacturing services agreement provided that Catalent would manufacture Inbrija, to our specifications, and we would purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China. Under our agreement with Catalent, we were obligated to make minimum purchase commitments for Inbrija of $18 million annually through the expiration of the agreement on December 31, 2030.

In December 2021, we amended the manufacturing services agreement with Catalent to adjust the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period was replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap for the Adjustment Period that corresponds to its original minimum purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021. As a result of the amendment, payments to Catalent for product delivered during the Adjustment Period were approximately $8.4 million less than the $17 million minimum inventory purchase obligation for that period. During the year ended December 31, 2022, we incurred approximately $18.7 million of purchase commitments with Catalent, of which $11.5 million are recognized as inventory within our balance sheet, $3.3 million are recognized as other current assets within our balance sheet and $3.9 million are recognized as cost of sales within our consolidated statement of operations for the period.

On December 31, 2022, we and Catalent entered into a termination letter, which was subsequently amended and restated in March 2023 (the “Termination Letter”), to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, we will pay a $4 million termination fee to Catalent, payable in April 2024. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that are now expected in the first quarter of 2023, and to resolve all other outstanding manufacturing issues.

Effective January 1, 2023, we entered into a new manufacturing services agreement, which was amended in March 2023 (as amended in March 2023, the “New MSA”) with Catalent. Under the New MSA, Catalent will continue to manufacture Inbrija (levodopa inhalation powder) through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija. We will be subject to purchase commitments in 2023 and 2024 of 15 and 24 batches of Inbrija, respectively, at a total cost of $10.5 million and $15.5 million, respectively. Thereafter, in 2025, we will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the United States and other markets.

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. We have agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment. In addition, we will be obligated to pay Catalent $2 million in 2023 in connection with certain activities relating to operational readiness of the PSD-7 and we will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts.

We agreed to purchase from Catalent all of our requirements for Inbrija for the United States, Germany, Spain and Latin America, except in the case of termination or certain supply disruptions. For China, we are not required to purchase our supply from Catalent and may arrange for an alternate supplier. For other countries, we may be released from exclusivity as long as we purchase at least two batches from Catalent in the applicable year, subject to certain rights of first refusal on alternative source of supply arrangements.

Convertible Notes

In December 2019, we completed a private exchange of $276 million of our convertible senior notes due in 2021 in exchange for a combination of approximately $207 million aggregate principal amount of newly-issued convertible senior secured notes due 2024 and $55.2 million in cash. As a result of the exchange, approximately $69 million of convertible senior notes due in 2021 remained outstanding, but we repaid these notes at maturity on June 15, 2021 using cash on hand. More information about the terms and conditions of the 2024 convertible notes is set forth in Note 8 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources section below.

Financial Management

As of December 31, 2022, we had cash, cash equivalents, and restricted cash of approximately $44.7 million. Restricted cash includes $6.2 million in escrow related to the 6% semi-annual interest portion of the convertible senior secured notes due 2024, which interest is payable in cash or stock. As further described in Note 8 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources section of this report, if we elect to pay interest due in stock, a corresponding amount of restricted cash equivalent will be released from escrow. In connection with the June 1, 2022 interest payment on the 2024 notes, we issued an aggregate of 10,992,206 shares of common stock to holders of the notes and, to certain holders who delivered beneficial ownership limitation notices under the indenture governing the 2024 notes, cash interest payments of $0.9 million. In connection with the interest payment, $6.2 million was released from escrow and is available to us for other purposes. The issuance of shares to pay interest on the 2024 notes is based on a formula set forth in the 2024 notes indenture. In connection with the December 1, 2022 interest payment on the 2024 notes, we paid $6.2 million from our restricted cash escrow. Based on the current market price of our common stock and our remaining authorized shares of common stock that are not reserved for other purposes, we will not have the ability to pay the interest payments on the 2024 notes in shares of our common stock for the foreseeable future.

COVID-19 Pandemic

Our business and financial condition have been impacted by, and are subject to risks resulting from, the COVID-19 global pandemic. The COVID-19 global pandemic has caused significant disruptions in the healthcare industry. The duration of the pandemic is difficult to predict, and it is likely to have ongoing impacts as it continues. The travel restrictions, “shelter in place” orders, quarantine policies, vaccine mandates, and general concerns about the spread and effects of COVID-19 have disrupted the delivery of healthcare to patients; for example, the pandemic has made it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for prescriptions. We also believe that the pandemic may have caused certain patients to lessen their mobility and therefore their need for certain therapeutics. We believe these factors contributed to volatility in new Inbrija prescriptions since the start of the pandemic in 2020 and continued to impact prescriptions in 2022. The ultimate impact of the COVID-19 global pandemic, or any other health epidemic, is highly uncertain and subject to change, and can have a material adverse effect on our business, operating results and financial condition.

Inbrija and ARCUS

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF periods, in people with Parkinson’s disease treated with a carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the U.S. Food and Drug Administration, or FDA, on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. on February 28, 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 18% of Medicare plan lives. U.S. net revenue for Inbrija was $28.0 million for the year ended December 31, 2022.

In September 2019, we announced that the European Commission, or EC, approved our Marketing Authorization Application, or MAA, for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per European Union, or EU, convention, this reflects emitted dose and is equivalent to the 84 mg labeled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway and Liechtenstein. Following the exit of the UK from the EU, we were granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare Products Regulatory Agency (MHRA) in the UK that was approved in January 2021.

We have entered into agreements to commercialize Inbrija in Spain, Germany, and Latin America, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Spain and Germany. Under the terms of the Germany distribution agreement, in 2021 we received a €5 million (approximately $5.9 million) upfront payment, and we are entitled to receive sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we are entitled to receive a significant double-digit percentage of the Inbrija selling price in exchange for supply of the product. Esteve launched Inbrija in Germany in June 2022 and in Spain in February 2023. Net revenues for ex-U.S. Inbrija sales in Germany were $2.9 million for the year ended December 31, 2022.

Also, in May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A. (known as Biopas Laboratories) to commercialize Inbrija in nine countries within Latin America, including Brazil and Mexico. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones. We expect Biopas to commence sales of Inbrija in at least one country in early 2024.

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

We believe there are potential opportunities for using ARCUS with central nervous system, or CNS, as well as non-CNS, disorders. Due to several corporate restructurings since 2017 and associated cost-cutting measures, including the corporate restructurings we announced in January and September 2021, we suspended work on ARCUS and other proprietary research and development programs. However, we continue to discuss potential collaborations with other companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and have performed feasibility studies for a number of these opportunities.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $72.9 million for the year ended December 31, 2022.

Prior to October 2022, our primary source of supply of Ampyra was provided through a manufacturing and license agreement with Alkermes plc. In July 2020, we filed an arbitration demand with the American Arbitration Association against Alkermes after the parties were unable to resolve a dispute over license and supply royalties following the 2018 expiration of an Alkermes patent relating to Ampyra. In October 2022, a three-judge arbitration panel issued a final decision in this dispute and awarded to us an aggregate of $18.3 million including prejudgment interest and subsequent correction of a calculation error in the initial award. In addition, the arbitration panel ruled the agreements with Alkermes as unenforceable, and as a result we will no longer have to pay Alkermes any royalties on net sales for license and supply of Ampyra, and we are now free to use alternative sources for supply of Ampyra, which we have already secured. We expect the cost savings associated with this decision to greatly benefit Ampyra's value to us.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia and the Americas. Biogen recently initiated a commercial launch of Fampyra in China, after receiving approval from the Chinese National Medical Products Administration in 2021. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen. Fampyra currently faces generic competition in Germany, notwithstanding that the Germany Fampyra Patents remain in effect, and challenges to the Fampyra patents could lead to additional generic competition with Fampyra in Germany and other countries. The Germany nullity actions are further described below under Legal Proceedings in Item 3 of this report.

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

Biogen is obligated to purchase all of Biogen's, its affiliates' and its sublicensees' requirements of the licensed products from us, unless we permit alternative sourcing of supply. In addition, Biogen pays us, in consideration for its purchase and sale of the licensed products, any amounts due to Alkermes for ex-U.S. sales, including royalties owed under the terms of any existing agreements with Alkermes. In October 2022, an arbitration panel issued a decision in our dispute with Alkermes and awarded to us approximately $18.3 million, including prejudgment interest and subsequent correction of an error in calculating the initial award. In addition, as a result of the panel’s ruling, we no longer have to pay Alkermes any royalties on net sales for license and supply of Ampyra, and we are free to use alternative sources for supply of Ampyra, which we have already secured for U.S. supply. However, the arbitration panel also ruled that the existing license and supply agreements with Alkermes are unenforceable. Accordingly, absent a new supply agreement with Alkermes or another supplier, we will not be able to exclusively supply Fampyra to Biogen under the terms of our supply arrangement with them. While we have engaged in discussions with Biogen relating to the supply of Fampyra, there can be no assurance that such discussions will result in a continuation of supply by us, Alkermes or a third party manufacturer. If Biogen is unable to obtain supply of the licensed product could constitute a breach under the existing supply agreement with Biogen resulting in termination of the license and supply agreements with Biogen or otherwise result in the cessation of sales of Fampyra and loss of royalty revenue in the future.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Revenues

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies, and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate). We recognized net revenues from the U.S. sales of Inbrija of $28.0 million and $29.6 million for the years ended December 31, 2022 and 2021, respectively. The decrease in Inbrija net revenues was composed of a decrease in net volume of $1.8 million partially offset by price increases and discount and allowance adjustments of $0.2 million. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below. Additionally, we recognized revenues from our supply agreement with Esteve Pharmaceuticals for sales in Germany of $2.9 million and $0 for the years ended December 31, 2022 and 2021, respectively, which represents initial stocking of Inbrija.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $72.9 million and $84.6 million for the years ended December 31, 2022 and 2021, respectively. The decrease in Ampyra net revenues was composed of a decrease in net volume of $17.5 million, decrease in Mylan revenue of $0.4 million, partially offset by price increase and discount and allowance adjustments of $6.2 million. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

Discounts and Allowances on Sales

Discounts and allowances for both Ampyra and Inbrija are included as an offset in net revenues consist of allowances for customer credits, including estimated chargebacks, rebates, returns and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Affordable Care Act. Discounts and allowances may increase as a percentage of sales as we enter into new managed care contracts in the future.

We believe that first and fourth quarter revenues for Ampyra and Inbrija are subject to certain recurring seasonal factors relating to the commencement of a new calendar year. For example, some patients refill their prescriptions earlier ahead of the new year, in the fourth quarter, in anticipation of the year-end reset of health plan deductibles and the Medicare donut hole, or a year-end switch of their insurance plans or pharmacy benefit providers. Also, we believe specialty pharmacies may increase their inventory in anticipation of the holidays and new year. These factors have had a positive impact on fourth quarter revenues and a negative impact on first quarter revenues. Also, discounts and allowances typically are highest in the first quarter, and lowest in the fourth quarter, and when this occurs fourth quarter revenues increase, and first quarter revenues decrease, on a relative basis.

Royalty Revenues

We recognized $14.2 million in royalty revenues for the year ended December 31, 2022 as compared to $14.9 million for the year ended December 31, 2021, related to ex-U.S. sales of Fampyra by Biogen. The decrease was primarily due to the decrease of royalties recognized from Fampyra sales of $2.1 million, offset by an increase in royalties recognized from Neurelis sales of $1.4 million.

License Revenues

We recognized $0.5 million and $0 in license revenues related to the license agreement with Asieris Pharmaceuticals for the preclinical asset Nepicastat for the years ended December 31, 2022 and 2021, respectively.

Cost of Sales

We recorded cost of sales of $30.3 million for the year ended December 31, 2022 as compared to $40.8 million for the year ended December 31, 2021. This decrease of $10.5 million was primarily due to a reduction of $13.1 million in inventory costs related to recognized revenues, a reduction of $0.6 million related to royalty fees based on net product shipments, offset by an increase of $2.7 million related to idle capacity costs, and an increase of $0.5 million related to period costs related to expired inventory, freight, stability testing, packaging and other.

Cost of sales for the year ended December 31, 2022 consisted primarily of $25.6 million in inventory costs related to recognized revenues, $2.8 million in idle capacity and scrap inventory, $1.4 million in other period costs, and $0.5 million in royalty fees based on net product shipments.

Cost of sales for the year ended December 31, 2021 consisted primarily of $32.5 million in inventory costs related to recognized revenues net of a reversal of inventory obsolescence provision, $6.2 million in minimum purchase commitments with Catalent, $1.1 million in royalty fees based on net product shipments, idle capacity costs of $0.1 million, $0.9 million in period costs related to expired inventory, freight, stability testing, packaging and other. Production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales in the period incurred.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $30.8 million for the years ended December 31, 2022 and 2021.

Research and Development

Research and development expenses for the year ended December 31, 2022 were $5.8 million as compared to $10.4 million for the year ended December 31, 2021, a decrease of $4.6 million, or 44%. The decrease was primarily due to restructuring, related decreases in several research and development programs, and a change in classification of certain departmental costs from research and development to general and administrative expenses in 2022.

Selling, General and Administrative

Sales and marketing expenses for the year ended December 31, 2022 were $40.9 million compared to $57.2 million for the year ended December 31, 2021, a decrease of approximately $16.3 million, or 28%. The decrease was attributable primarily to a decrease in marketing related spending of $9.7 million due to launch activities for Inbrija, a decrease in overall salaries and benefits of $2.1 million, a decrease in spending related to marketing for Ampyra of $2.9 million, and a decrease in other selling related expenses of $1.6 million.

General and administrative expenses for the year ended December 31, 2022 were $65.3 million compared to $67.2 million for the year ended December 31, 2021, a decrease of approximately $1.9 million, or 3%. This decrease was primarily due to a decrease in overall salaries and benefit costs of $2.3 million, a decrease in Civitas spending of $2.4 million due to the sale of the Chelsea facility manufacturing operations, a decrease in professional fees of $8.4 million, and a decrease in restructuring costs of $5.1 million, partially offset by an increase of $4.4 million in fees related to finance projects pertaining to debt restructuring, an increase of $1.0 million in services provided by sales representatives, an increase of $2.9 million due to a change in classification of certain departmental costs to general and administrative expenses, an increase of $2.9 million due to digital media support, and an increase in other departmental spending of $5.1 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded negligible income and income of $1.2 million due to the change in the fair value of the derivative liability for the years ended December 31, 2022 and December 31, 2021 respectively.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded income relating to changes in the fair value of our acquired contingent consideration of $6.7 million for the year ended December 31, 2022 compared to a loss of $2.9 million for the year ended December 31, 2021. The changes in the fair-value of the acquired contingent consideration were primarily due to the change in projected revenue and the recalculation of cash flows for the passage of time, as well as an increase in the discount rate.

Other Operating Income

Other operating income for the year ended December 31, 2022 was $12.6 million, primarily due to recognition of the principal-only portion of the Alkermes arbitration award of $16.6 million offset by the termination fee payable to Catalent of $4.0 million to establish our new manufacturing services agreement. Other operating income for the year ended December 31, 2021 was $0.

Interest and Amortization of Debt Discount Expense

Interest and amortization of debt discount expense for the year ended December 31, 2022 was $30.2 million as compared to $30.0 million for the year ended December 31, 2021.

Interest Income

Interest income as of December 31, 2022 was $1.9 million, compared to negligible interest income as of December 31, 2021. The increase is primarily attributable to $1.7 million of prejudgment interest awarded to us through arbitration to resolve a dispute over license and supply royalties following the 2018 invalidation of an Alkermes patent relating to Ampyra.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the year ended December 31, 2022 was $27.1 million as compared to $0 for the year ended December 31, 2021. This change was directly attributable to the waiver of our Non-Convertible Capital Loans related to our Biotie subsidiary, Biotie Therapies Ltd. in December 2022.

Other Income (Expense), Net

Other income, net was $1.3 million for the year ended December 31, 2022 compared to negligible other expense, net for the year ended December 31, 2021. The change is primarily attributable to the reduction in accrual and corresponding recognition of other income related to the settlement of an arbitration claim against Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, "DRI").

Benefit from (Provision for) Income Taxes

We recorded a ($30.7) million provision for income taxes for the year ended December 31, 2022 as compared to a $5.1 million benefit from income taxes for the year ended December 31, 2021. The effective income tax rates for the year ended December 31, 2022 and 2021 were (87.0)% and 4.7%, respectively.

The variances in the effective tax rates for the year ended December 31, 2022 and 2021 was due primarily to an increase in the valuation allowance recorded on our deferred tax assets due to the IRC Section 382 ownership change, equity forfeitures and permanent items related to the cancellation of debt income from the non-convertible capital loans granted by Business Finland (formerly Tekes). The debt forgiveness gave rise to an inclusion of global intangible low-taxed income (“GILTI”) in the US which was a provision under the 2017 Tax Cuts and Jobs Act. In Finland, a significant portion of the gain from debt extinguishment is excluded from Finnish taxable income and has a favorable impact on the effective income tax rate.

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

The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period (“ownership change”). In the event of such an ownership change, Section 382 imposes an annual limitation on pre-ownership change tax attributes. On June 1, 2022, the Company experienced an ownership change. The Company completed a Section 382 analysis which included consideration of net unrealized built-in gains or losses and determined that its tax attributes are limited and require a valuation allowance. As a result, the Company recorded an additional valuation allowance on its net operating loss and tax credits carryforwards of approximately $35.3 million (tax effected).

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

At December 31, 2022, we had $37.5 million of cash and cash equivalents, compared to $45.6 million at December 31, 2021. Our December 31, 2022 cash and cash equivalents balance does not include $6.2 million of restricted cash that is currently held in escrow under the terms of our convertible senior secured notes due 2024, further described below under Financing Arrangements. We incurred net losses of $65.9 million and $104.0 million for the years ended December 31, 2022 and 2021, respectively.

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

On June 22, 2022, we received notice that we are no longer in compliance with Nasdaq’s continued listing requirements because the trading price of our common stock had fallen below $1.00 for a period of more than 30 consecutive trading days. We had 180 days, or until December 19, 2022, to regain compliance with this requirement in order to avoid potential delisting of our common stock, which would have significant adverse consequences both for the liquidity of our common stock and under the Indenture governing the 2024 Notes. If our common stock is delisted, holders of the 2024 Notes would have the right to require us to repurchase the 2024 Notes for 100% of their principal amount. If holders representing a significant amount of the 2024 Notes were to exercise this repurchase right, we would be unable to pay, which would result in a default under the Indenture. Such a default could, in turn, result in our bankruptcy or liquidation. On November 11, 2022, we held a special meeting of stockholders in order authorize our Board of Directors to approve the amendment and restatement of our Certificate of Incorporation to effect a reverse stock split at a ratio of any whole number in the range of 1-for-2 to 1-for-20 within one year following the conclusion of the special meeting. At the special meeting, our stockholders voted to authorize the Board of Directors to effect a reverse stock split. After a hearing with the Nasdaq Hearings Panel, we were granted an extension until June 20, 2023 to regain compliance with the Minimum Bid Requirement. In the event we do not achieve compliance with the Minimum Bid Requirement by June 20, 2023, we have committed to effecting the reverse stock split authorized by our stockholders in November 2022. However, there can be no assurance that we will achieve compliance with the Minimum Bid Requirement even with effecting the reverse stock split.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. As of March 13, 2023, we had approximately $8.3 million on deposit with SVB, which represented approximately 22% of our unrestricted cash and cash equivalents as of December 31, 2022. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. As a result, we do not anticipate any losses with respect to our funds that had been deposited with SVB.

We believe that our existing cash and cash equivalents will be sufficient to cover our cash flow requirements for at least the next twelve months from the issuance date of these financial statements. However, our future requirements may change and will depend on numerous factors, some of which may be beyond our control.

Financing Arrangements

Convertible Senior Secured Notes Due 2024

On December 24, 2019, we completed the private exchange of $276.0 million aggregate principal amount of our outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for a combination of newly-issued 6.00% Convertible Senior Secured Notes due 2024 (the “2024 Notes”) and cash. For each $1,000 principal amount of exchanged 2021 Notes, we issued $750 principal amount of the 2024 Notes and made a cash payment of $200 (the “Exchange”). In the aggregate, we issued approximately $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders. The Exchange was conducted with a limited number of institutional holders of the 2021 Notes pursuant to Exchange Agreements dated as of December 20, 2019. The 2021 Notes received by us in the Exchange were canceled in accordance with their terms. Accordingly, upon completion of the Exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, we repaid the outstanding balance of the 2021 Notes at their maturity date using cash on hand.

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

In connection with the June 1, 2022 interest payment on the 2024 notes, we issued an aggregate of 10,992,206 shares of common stock to holders of the notes and, to certain holders who delivered beneficial ownership limitation notices under the indenture governing the 2024 notes, cash interest payments of $0.9 million. In connection with the interest payment, $6.2 million was released from escrow and became available to us for other purposes. In connection with the December 1, 2022 interest payment of the 2024 notes we paid $6.2 million from restricted escrow cash. Based on the current market price of our common stock and our remaining authorized shares of common stock that are not reserved for other purposes, we believe that for the foreseeable future interest payments on the 2024 notes will be made in cash.

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

Holders of the 2024 Notes will have the right, at their option, to require us to purchase their 2024 Notes if a fundamental change (as defined in the 2024 Indenture) occurs, such as a delisting of our common stock from the Nasdaq Global Select Market, in each case, at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. If a make-whole fundamental change occurs, as described in the 2024 Indenture, and a holder elects to convert our 2024 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the adjusted conversion rate as described in the 2024 Indenture.

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

The 2024 Indenture provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest for 30 days, (ii) failure to pay the 2024 Notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to convert the 2024 Notes in accordance with the 2024 Indenture and the failure continues for five business days, (iv) not issuing certain notices required by the 2024 Indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the 2024 Indenture for 60 days following the receipt of a notice of non-compliance, (vi) a default or other failure by us to make required payments under our or certain of our subsidiaries; other indebtedness having an outstanding principal amount of $30.0 million or more, (vii) failure by us or certain subsidiaries to pay final judgments aggregating in excess of $30.0 million, (viii) certain events of bankruptcy or insolvency and (ix) the commercial launch in the United States of a product determined by the U.S. FDA to be bioequivalent to Inbrija. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to us, all outstanding 2024 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2024 Notes may declare all the notes to be due and payable immediately.

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

The outstanding 2024 Note balances as of December 31, 2022 and December 31, 2021 consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Liability component:
Principal	$207,000	$207,000
Less: debt discount and debt issuance costs, net	(39,969)	(55,975)
Net carrying amount	167,031	151,025
Equity component	18,257	$18,257
Derivative liability-conversion Option	$—	$37

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

Non-Convertible Capital Loans

Our Biotie Therapies Ltd. subsidiary received fourteen non-convertible capital loans granted by Business Finland (formerly Tekes) for research and development of specific drug candidates, with an aggregate adjusted acquisition-date fair value of $20.5 million (€18.2 million). The loans were to be repaid only when the consolidated retained earnings of Biotie Therapies Ltd. from the development of specific loan-funded product candidates is sufficient to fully repay the loans. In light of the decision to let lapse all patents having resulted from the funded projects, we filed an application with Business Finland for waiver of the loans and accrued interest. In July 2022, Business Finland granted these waivers, which will become effective upon Biotie Therapies Ltd.’s compliance with specified conditions to be completed, including a residual payment of approximately $0.1 million for certain of these loans. In December 2022, we met all conditions of Business Finland and these loans were formerly waived. We recorded a gain on extinguishment of debt of $27.1 million for the carrying amount of the loans including accrued interest.

Research and Development Loans

In addition to the non-convertible capital loans described above, Research and Development Loans (“R&D Loans”) were granted to Biotie by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0 as of December 31, 2022. These loans were repaid in equal annual installments from January 2017 through January 2021.

Fampyra Royalty Monetization

On October 1, 2017, we completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (“Royalty Agreement”). In exchange for the payment of $40 million to us, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the Biogen Collaboration Agreement up to an agreed upon threshold of royalties. This threshold was met during the second quarter of 2022 and our obligations to HCRP expired upon Biogen’s payment of royalties for that quarter.

Since we have maintained rights under the Biogen Collaboration Agreement, therefore, the Royalty Agreement has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement, in accordance with the relevant accounting guidance. We recorded the receipt of the $40 million payment from HCRP and established a corresponding liability in the amount of $40 million, net of transaction costs of approximately $2.2 million. The net liability is classified between the current and non-current portion of liability related to the sale of future royalties in the consolidated balance sheets based on the recognition of the interest and principal payments to be received by HCRP in the 12 months following the financial statement reporting date. The total net royalties to be paid, less the net proceeds received, is recorded to interest expense using the effective interest method over the life of the Royalty Agreement. We estimate the payments to be made to HCRP over the term of the Royalty Agreement based on forecasted royalties and calculates the interest rate required to discount such payments back to the liability balance. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, we reassess the effective interest rate and adjust the rate prospectively as necessary.

The following table shows the activity within the liability account for the years ended December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Liability related to sale of future royalties - beginning balance	$4,460	$15,257
Deferred transaction costs amortized	33	234
Non-cash royalty revenue payable to HCRP	(4,739)	(12,106)
Non-cash interest expense recognized	246	1,075
Liability related to sale of future royalties - ending balance	$—	$4,460

Cash, Cash Equivalents and Investment Activities

At December 31, 2022, cash and cash equivalents were approximately $37.5 million, as compared to $45.6 million at December 31, 2021. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. As of March 13, 2023, we had approximately $8.3 million on deposit with SVB, which represented approximately 22% of our unrestricted cash and cash equivalents as of December 31, 2022. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. As a result, we do not anticipate any losses with respect to such cash balances. Our December 31, 2022 cash and cash equivalents balance does not include $6.2 million of restricted cash that is currently held in escrow under the terms of our convertible senior secured notes due 2024, further described above under Financing Arrangements, which may potentially be released from escrow if we pay interest on those notes using shares of our common stock (the amount released would correspond to the amount of interest paid using shares).

Net Cash Used in Operations

Net cash used in operations was $20.9 million compared to $41.3 million for the years ended December 31, 2022 and 2021, respectively. Cash used in operations for the year ended December 31, 2022 was primarily due to:

•
a net loss of $65.9 million, a change in acquired contingent consideration obligation of $6.7 million, non-cash royalty revenue of $4.8 million, gain on extinguishment of debt of $27.1 million, an increase in other assets of $0.2 million, a decrease in accounts payable, accrued expenses and other current liabilities of $7.4 million, and an increase in prepaid expenses and other current assets of $3.0 million; partially offset by

•
share-based compensation expense of $1.5 million, depreciation and amortization expense of $32.8 million, amortization of debt discount and debt issuance costs of $16.9 million, a decrease in accounts receivable of $2.6 million, a decrease in inventory of $5.8 million, an increase in other non-current liabilities of $3.9 million, and a tax provision of $30.7 million.

Net Cash Provided by Investing

Net cash used in investing activities for the year ended December 31, 2022 was $0.1 million, which was due primarily to purchases of property and equipment and intangible assets.

Net Cash Used in Financing

Net cash used in financing activities for the year ended December 31, 2022 was $0.

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Refer to Note 12 to our Consolidated Financial Statements included in this report for a description of our long-term contractual obligations.

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

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies identifies the accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 to our Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. As of December 31, 2022, we had contract liabilities of $6.1 million, as compared to $5.9 million as of December 31, 2021, which is the upfront payment received as part of the Esteve Germany distribution agreement entered into in 2021, and pre-payment of product ordered as part of the Esteve Spain supply agreement entered into in 2021. We did not have any contract assets as of December 31, 2022 or 2021. As of December 31, 2022, approximately $0.7 million of revenue is expected to be recognized from remaining performance obligations for the Esteve agreement. The Company expects to recognize revenue of these remaining performance obligations over the next 12 years in Germany and 13 years in Spain, with the balance recognized thereafter. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

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

Discounts and Allowances

Revenues from product sales are recorded at the transaction price, which includes estimates for discounts and allowances for which reserves are established and includes cash discounts, chargebacks, rebates, returns, copay assistance, data fees and wholesaler fees for services. Actual discounts and allowances are recorded following shipment of product and the appropriate reserves are credited. These reserves are classified as reductions of accounts receivable (if the amount is payable to the customer and right of offset exists) or a current liability (if the amount is payable to a party other than a customer). These allowances are established by management as our best estimate based on historical experience and data points available and are adjusted to reflect known changes in the factors that impact such reserves. Allowances for customer credits, chargebacks, rebates, data fees and wholesaler fees for services, returns, and discounts are established based on contractual terms with customers and analyses of historical usage of these items. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known. The nature of our allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts are as follows:

Government Chargebacks and Rebates: We contract for Medicaid and other U.S. federal government programs to allow for our products to remain eligible for reimbursement under these programs. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for chargebacks and rebates. We monitor the sales trends and adjust the chargeback and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. Our government chargeback and rebate accruals were $4.0 million and $4.5 million at December 31, 2022 and December 31, 2021, respectively. A 10% change in our government chargebacks and rebate allowances would have had an approximate $1.3 million and $1.4 million effect on our net revenue for the years ended December 31, 2022 and December 31, 2021, respectively.

Managed Care Contract Rebates: We contract with various managed care organizations including health insurance companies and pharmacy benefit managers. These contracts stipulate that rebates and, in some cases, administrative fees, are paid to these organizations provided our product is placed on a specific tier on the organization’s drug formulary. Based upon our contracts and the most recent experience with respect to sales through managed care channels, we provide an allowance for managed care contract rebates. We monitor the sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. Our managed care contract rebate accruals were $3.2 million and $4.6 million at December 31, 2022 and December 31, 2021, respectively. A 10% change in our managed care contract rebate allowances would have had an approximate $2.0 million and $2.1 million effect on our net revenue for the years ended December 31, 2022 and December 31, 2021, respectively.

Copay Mitigation Rebates: We offer copay mitigation to commercially insured patients who have coverage for our products (in accordance with applicable law) and are responsible for a cost share. Based upon our contracts and the most recent experience with respect to actual copay assistance provided, we provide an allowance for copay mitigation rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. Our copay mitigation rebate accruals were $0.5 million and $0.5 million at December 31, 2022 and December 31, 2021, respectively. A 10% change in our copay mitigation rebate allowances would have had an approximate $0.5 million effect on our net revenue for the years ended December 31, 2022 and December 31, 2021.

Cash Discounts: We sell directly to companies in our distribution network, which primarily includes specialty pharmacies and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate). We generally provide invoice discounts for prompt payment for our products. We estimate our cash discounts based on the terms offered to our customers. Discounts are estimated based on rates that are explicitly stated in our contracts as it is expected they will take the discount and are recorded as a reduction of revenue at the time of product shipment when product revenue is recognized. We adjust estimates based on actual activity as necessary. Our cash discount allowances were $0.7 million and $0.8 million at December 31, 2022 and December 31, 2021, respectively. A 10% change in our cash discount allowances would have had an approximate $0.2 million effect on our net revenues for the years ended December 31, 2022 and December 31, 2021.

Product Returns: We either offer customers no return except for products damaged in shipping or consistent with industry practice, a limited right of return based on the product’s expiration date. Our estimates the amount of our product sales that may be returned by our customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. We currently estimate product return liabilities using historical sales information and inventory remaining in the distribution channel.

Based on the data that we receive from our customers, we have been able to make a reasonable estimate for product returns. We do not accept returns of Ampyra except for product damaged in shipping. Historically, it has been rare for us to have product damaged in shipping. We will exchange product from inventory for product damaged in shipping.

Data Fees and Fees for Services Payable to Specialty Pharmacies: We have contracted with certain specialty pharmacies to obtain transactional data related to our products in order to develop a better understanding of our selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations. We pay a variable fee to the specialty pharmacies to provide us the data. We also pay the specialty pharmacies a fee in exchange for providing distribution and inventory management services, including the provision of inventory management data to us. We estimate our fee for service accruals and allowances based on sales to each specialty pharmacy and the applicable contracted rate. Our fee for service expenses are accrued at the time of product shipment and are typically settled with the specialty pharmacies within

60 days after the end of each respective quarter. Our data fee and fee for service accruals were ($0.1) million and $0.6 million at December 31, 2022 and December 31, 2021, respectively. A 10% change in our data fee and fee for service allowances would have had an approximate $0.2 million and $0.3 million effect on our net revenue for the years ended December 31, 2022 and 2021, respectively.

We have adjusted our allowances in the past based on actual experience, and we will likely be required to make adjustments to these allowances and accruals in the future. The historical adjustments have not been significant to operations. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates. The allowances included in the table below reflect these adjustments.

The following table provides a summary of activity with respect to our sales discounts and allowances during 2022 and 2021:

(in thousands)	Government chargebacks and rebates	Managed care contract rebates	Copay mitigation rebates	Cash discounts	Product returns	Data fees and fees for services payable to wholesalers	Other vendor allowances	Total
Balance at December 31, 2020	$5,863	$7,401	$641	$575	$222	$1,388	$—	$16,090
Allowances for sales	14,597	20,640	4,853	1,992	—	3,298	—	45,380
Actual credits for sales during 2021	(15,936)	(23,408)	(4,970)	(1,787)	(9)	(2,716)	—	(48,826)
Actual credits for prior year sales	(15)	—	—	—	(135)	(1,407)	—	(1,557)
Balance at December 31, 2021	$4,509	$4,633	$524	$780	$78	$563	$—	$11,087
Allowances for sales	12,951	19,954	4,987	1,830	—	2,177	—	41,899
Actual credits for sales during 2022	(13,498)	(20,565)	(5,024)	(2,203)	—	(2,401)	—	(43,692)
Actual credits for prior year sales	2	—	—	—	—	—	—	2
Balance at December 31, 2022	$3,964	$4,022	$487	$407	$78	$339	$—	$9,296
Royalty Revenues

Royalty revenues recorded by the Company relate to the Company’s License and Collaboration agreement with Biogen for sales of Fampyra, and an agreement with Neurelis Inc. for sales of Valtoco. We recognized revenues for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. We satisfied our performance obligations and therefore recognizes royalty revenue when the sales to which the royalties relate are completed.

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

If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenues from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other rights and obligations, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use our judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Inventory

We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development.

Through October 2022, the cost of Ampyra inventory is based on specified prices calculated as a percentage of net product sales of the product shipped by Alkermes to us. In the event Alkermes does not manufacture the products, Alkermes is entitled to a compensating payment for the quantities of product provided by the alternative manufacturer. This compensating payment is included in our inventory balances. We record a reserve for excess and obsolete inventory based on the historic and forecasted sales pattern and specifically identified obsolete inventory based on the expiration dates of our products. We periodically review inventory for slow moving or obsolete amounts based on expected sales. We review projected market share as well as current buying patterns from our customers. We analyze our ability to sell the inventory on hand and committed to customers prior to the expiration period of the respective inventory. As a result, significant judgment is employed in determining the appropriateness of our ability to sell inventory on hand and commitments based on the sales projections. If annual and expected volumes are less than expected, we may be required to make additional allowances for excess or obsolete inventory in the future.

After October 2022, the cost of Ampyra inventory is based on our manufacturing and packaging agreement with Patheon. As of December 31, 2022 we have not made any purchases of Ampyra inventory through Patheon.

Cost of Sales

Inbrija

Cost of sales includes the cost of inventory, expense due to inventory reserves when necessary, royalty expense, packaging costs, freight and required inventory stability testing costs. Cost of sales include those costs directly associated with the production of revenues, such as raw material consumed, factory overhead and other direct production costs.

Ampyra

Cost of sales includes the cost of inventory, expense due to inventory reserves when necessary, royalty expense, milestone amortization of intangible assets associated with our agreement with Alkermes, packaging costs, freight and required inventory stability testing costs. Our inventory costs, royalty obligations and milestone obligations were set forth in the agreements entered into with Alkermes. These agreements required us to pay Alkermes a percentage of our net selling price for each inventory lot purchased from Alkermes. The cost for each lot was calculated based on an agreed upon estimated net selling price which was based on an actual historical net selling price. At the end of each quarter, we performed a calculation to adjust the inventory value for any lots received in the current quarter to that quarter’s actual net selling price. This payment was recorded as an adjustment to inventory as well as an accrual on our balance sheet and is required to be paid within 45 days of the quarter end. In the event we sold any inventory purchased from Alkermes during that respective quarter, we would also record an adjustment to the cost of goods sold and an additional accrual on the balance sheet to be paid to Alkermes. The agreement with Alkermes allowed us to purchase up to 25% of our annual inventory requirements from an alternative manufacturer but stipulated a compensating payment to be made to Alkermes for any inventory purchased from this alternative manufacturer. This payment was determined at the end of the quarter in which any new lots have been purchased exclusive from Alkermes using the actual net selling price for the respective quarter net of an agreed upon amount as stipulated by the Alkermes agreement. This payment was recorded as an adjustment to inventory as well as an accrual on our balance sheet. In October 2022, an arbitration panel issued a decision in our dispute with Alkermes and awarded to us approximately $18.3 million, including prejudgment interest and declared our agreements with Alkermes unenforceable. As a result of the panel’s ruling, we no longer have to pay Alkermes any royalties on net sales for license and supply of Ampyra, and we are free to use alternative sources for supply of Ampyra, which we have already secured for U.S. supply. We had previously designated Patheon as a second manufacturing source of Ampyra. We pay Patheon a fixed per bottle fee (60 tablets per bottle) based on the annual quantity of Ampyra bottles that are delivered for sale.

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
•
fees paid to contract research organizations (“CROs") in conjunction with preclinical studies;
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

The following table shows, for each of the years ended, (i) the total third-party expenses for preclinical and clinical development, on a project-by-project basis, (ii) our unallocated research and development operating expenses, and (iii) acquisitions, licenses and milestone payments, on a project-by-project basis:

(in thousands)	Year Ended December 31,
	2022		2021
Preclinical and clinical development:
Contract expenses—Inbrija	$		$1,053
Contract expenses—tozadenant		—	21
Contract expenses—rHIgM22		—	6
Contract expenses—cimaglermin alfa (previously GGF2)		—	8
Contract expenses—Ampyra LCM		80	3
Contract expenses—Other		—	128

Research and development operating expenses:		5,687	9,201

Acquisitions, licenses and milestones:		—	—
Cimaglermin alfa (previously GGF2)		37	—
Total research and development		$5,805	$10,420

With respect to previously established clinical study accruals for the years ended December 31, 2022 and December 31, 2021, we did not make any significant adjustments to our clinical study costs.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, related benefits and share‑based compensation for our sales, managed markets and marketing personnel, the cost of Ampyra sales and marketing initiatives as well as the pre-market marketing costs for future products.

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

Derivative Liability

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 8 to our Consolidated Financial Statements included in this report for more information on the Convertible Senior Notes due 2024). We initially determined the fair value of the liability upon issuance. The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of share price and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. The conversion feature will be measured at fair value on a quarterly basis and the change in the fair value of the conversion feature for the period will be recorded in the consolidated statements of operations.

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

To the extent that the discount rates were to increase or decrease by one percentage point, we estimate that our acquired contingent consideration liability would decrease or increase by approximately $1.5 million or $2.6 million, respectively. If the estimated net sales were to increase or decrease by one percentage point, we estimate that our acquired contingent consideration liability would change by approximately $0.4 million.

Other Income (Expense)

Interest income consists of income earned on our cash and cash equivalents. Interest expense consists of cash and non-cash interest expense for the convertible senior secured notes due 2024 issued in December 2019, convertible senior notes due 2021 issued in June 2014, our capital and R&D loans and non-cash interest expense pertaining to the Fampyra royalty monetization. Gain on extinguishment of debt is the net carrying amount of the extinguished debt recognized on the income statement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of our 2022 fiscal year (the period covered by this report). This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer. Based on that evaluation, these officers have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to achieve their stated purpose.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, regulations, and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, concluded that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of 2021 (the period covered by this report) based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2022. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Acorda Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Acorda Therapeutics, and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acorda Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022, and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the related notes and our report dated March 14, 2023, expressed an unqualified opinion thereon.

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

March 14, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2023 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our 2023 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Information Concerning Executive Officers” and “Additional Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2023 Proxy Statement under the caption for the proposal relating to the “Election of Directors,” as well as the caption “Certain Relationships and Related Transactions,” and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our 2023 Proxy Statement under the caption for the proposal relating to the “Ratification of Independent Auditors” and is incorporated herein by this reference.

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

(1)
The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics, Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Acorda Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc, and subsidiaries (the Company) as of December 31, 2022, and 2021, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2023 expressed an unqualified opinion thereon.

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

As described in Note 2 to the consolidated financial statements, the Company has net product revenues of $103.8 million for the year ended December 31, 2022, which includes estimates of variable consideration for government rebates. The estimates of variable consideration are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer and right of offset exists) or a current liability (if the amount is payable to a party other than a customer). As described in Note 2, these estimates are established by management based on available information and will be adjusted to reflect known changes in the factors that impact such amounts.

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

As described in Note 13 to the consolidated financial statements, the Company has a $41.2 million contingent consideration liability recorded as of December 31, 2022, representing the fair value of future royalties management believes are likely to be paid to the counterparty. The determination of the recorded amount of the contingent consideration liability requires the Company to make significant estimates and assumptions.

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

We have served as the Company’s auditor since 2010.

/s/ Ernst & Young LLP

Stamford, Connecticut

March 14, 2023

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$37,536	$45,634
Restricted cash	6,884	13,400
Trade accounts receivable, net of allowances of $842 and $1,012, as of December 31, 2022 and 2021, respectively	13,866	17,002
Prepaid expenses	4,312	6,574
Inventory, net	12,752	18,548
Other current assets	6,765	999
Total current assets	82,115	102,157
Property and equipment, net of accumulated depreciation	2,603	4,382
Intangible assets, net of accumulated amortization	305,087	335,980
Right of use asset, net of accumulated amortization	5,287	6,751
Restricted cash	255	6,189
Other assets	248	11
Total assets	$395,595	$455,470
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,809	$10,845
Accrued expenses and other current liabilities	23,680	28,605
Current portion of liability related to sale of future royalties	—	4,460
Current portion of lease liability	1,545	8,186
Current portion of acquired contingent consideration	2,532	1,929
Deferred Revenue	384	—
Total current liabilities	37,950	54,025
Convertible senior notes	167,031	151,025
Derivative liability	—	37
Non-current portion of acquired contingent consideration	38,668	47,671
Non-current portion of loans payable	—	27,645
Deferred tax liability	44,202	13,930
Non-current portion of lease liability	4,341	4,086
Other non-current liabilities	9,781	5,914
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares at December 31, 2022 and 2021; no shares issued as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value per share. Authorized 61,666,666 shares at December 31, 2022 and 2021; issued 24,343,239 and 13,249,802 shares, including those held in treasury, as of December 31, 2022 and 2021, respectively	24	13
Treasury stock at cost (5,543 shares at December 31, 2022 and December 31, 2021)	(638)	(638)
Additional paid-in capital	1,029,881	1,023,136
Accumulated deficit	(936,273)	(870,357)
Accumulated other comprehensive loss	628	(1,017)
Total stockholders’ equity	93,622	151,137
Total liabilities and stockholders’ equity	$395,595	$455,470

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,	Year ended December 31,
	2022	2021
Revenues:
Net product revenues	$103,845	$114,189
Royalty Revenues	14,221	14,882
License Revenue	500	—
Total net revenues	118,566	129,071
Costs and expenses:
Cost of sales	30,332	40,787
Research and development	5,804	10,420
Selling, general and administrative	106,256	124,399
Amortization of intangible assets	30,764	30,764
Changes in fair value of derivative liability	(37)	(1,156)
Changes in fair value of acquired contingent consideration	(6,659)	2,895
Other operating income	(12,554)	—
Total operating expenses	153,906	208,109
Operating loss	(35,340)	(79,038)
Other income (expense), net:
Interest and amortization of debt discount expense	(30,200)	(30,035)
Interest income	1,909	5
Realized Gain (Loss) on FX Currency	(8)	—
Gain on extinguishment of debt	27,142	—
Other income (expense)	1,250	(6)
Total other income (expense), net	93	(30,036)
Loss before taxes	(35,247)	(109,074)
Benefit from (Provision for) income taxes	(30,669)	5,120
Net loss	$(65,916)	$(103,954)
Net loss per share—basic	$(3.34)	$(9.79)
Net loss per share—diluted	$(3.34)	$(9.79)
Weighted average common shares outstanding used in computing net loss per share—basic	19,707	10,621
Weighted average common shares outstanding used in computing net loss per share—diluted	19,707	10,621

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,	Year ended December 31,
	2022	2021
Net loss	$(65,916)	$(103,954)
Other comprehensive income:
Foreign currency translation adjustment	1,645	1,786
Other comprehensive income, net of tax	$1,645	$1,786
Comprehensive loss	$(64,271)	$(102,168)

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common stock
	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders equity
Balance at December 31, 2020	9,476	$9	$(638)	$1,007,790	$(766,403)	$(2,803)	$237,955
Compensation expense for issuance of stock options to employees	—	—	—	1,635	—	—	1,635
Compensation expense and issuance of restricted stock to employees	89	—	—	1,295	—	—	1,295
Interest payment for convertible notes	3,685	4	—	12,416	—	—	12,420
Other comprehensive income	—	—	—	—	—	1,786	1,786
Net loss	—	—	—	—	(103,954)	—	(103,954)
Balance at December 31, 2021	13,250	13	(638)	1,023,136	(870,357)	(1,017)	151,137
Compensation expense for issuance of stock options to employees	—	—	—	1,496	—	—	1,496
Compensation expense for issuance of restricted stock to employees	101	—	—	(3)	—	—	(3)
Interest payment for convertible notes	10,992	11		5,252			5,263
Other comprehensive income, net of tax	—	—	—	—	—	1,645	1,645
Net loss	—	—	—	—	(65,916)	—	(65,916)
Balance at December 31, 2022	24,343	24	(638)	1,029,881	(936,273)	628	$93,622

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	(65,916)	$(103,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,493	2,995
Amortization of debt discount and debt issuance costs	16,923	16,276
Depreciation and amortization expense	32,809	33,953
Change in contingent consideration obligation	(6,659)	2,895
Change in derivative liability	(37)	(1,156)
Gain on debt extinguishment	(27,142)	—
Non-cash royalty revenue	(4,762)	(12,106)
Deferred tax provision (benefit)	30,669	(5,186)
Changes in assets and liabilities:
Decrease in accounts receivable	2,585	3,191
Decrease (increase) in prepaid expenses and other current assets	(2,959)	8,419
Decrease in inventory	5,796	7,860
Increase in other assets	(237)	-
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	(7,359)	1,108
Increase in other non-current liabilities	3,872	4,357
Net cash (used) in operating activities	(20,924)	(41,348)
Cash flows from investing activities:
Purchases of property and equipment	(136)	(165)
Purchases of intangible assets	—	(26)
Proceeds from sale of Chelsea facility, net	—	73,969
Net cash provided by investing activities	(136)	73,778
Cash flows from financing activities:
Repayment of Convertible Senior Notes Due 2021	—	(69,000)
Repayment of loans payable	—	(655)
Net cash (used) in financing activities	—	(69,655)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	512	(447)
Net (decrease) in cash and cash equivalents and restricted cash	(20,548)	(37,672)
Cash, cash equivalents and restricted cash at beginning of period	65,223	102,895
Cash, cash equivalents and restricted cash at end of period	$44,675	$65,223
Supplemental disclosure:
Cash paid for interest	7,157	6
Cash paid for taxes	199	50

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated securities including a Treasury money market fund which is unrestricted as to withdrawal or use. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company maintains cash balances in excess of insured limits. As of March 13, 2023, the Company had approximately $8.3 million on deposit with SVB, which represented approximately 22% of the Company’s unrestricted cash and cash equivalents as of December 31, 2022. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. As a result, the Company does not anticipate any losses with respect to such cash balances.

Restricted Cash

Restricted cash represents an escrow account with funds to maintain the interest payments for the remaining scheduled interest payments on the outstanding convertible senior secured notes due 2024 through the interest payment date of June 1, 2023; and a bank account with funds to cover the Company’s self-funded employee health insurance. At December 31, 2022, the Company also held $0.3 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under facility leases. See Note 8 to the Company’s Consolidated Financial Statements included in this report for a discussion of interest payments on the outstanding convertible senior secured notes due 2024.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	December 31, 2022		December 31, 2021
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$45,634	$37,536	$71,369	$45,634
Restricted cash	13,400	6,884	12,917	13,400
Restricted cash-non current	6,189	255	18,609	6,189
Total Cash, cash equivalents and restricted cash per statement of cash flows	$65,223	$44,675	$102,895	$65,223

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

Premiums and discounts on investments are amortized over the life of the related available-for-sale security as an adjustment to yield using the effective‑interest method. Dividend and interest income are recognized when earned. Amortized premiums and discounts, dividend and interest income are included in interest income. Realized gains and losses are included in other income. There were no investments classified as short-term or long-term at December 31, 2022 or 2021.

Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consisted of unrealized gains and losses on available-for-sale securities and adjustments for foreign currency translation and is recorded and presented net of income tax. There was no income tax allocated to the foreign currency translation adjustment in Other Comprehensive Income (Loss) for the period ended December 31, 2022 and 2021. The cumulative foreign currency translation adjustment reported in Other

Comprehensive Income (Loss) was $1.6 million and $1.8 million for the period ended December 31, 2022 and 2021, respectively.

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

The following table provides the major classes of inventory:

(In thousands)	December 31, 2022	December 31, 2021
Raw materials	$6,212	$3,338
Finished goods	6,540	15,210
Total	$12,752	$18,548

Ampyra

Prior to October 2022, the cost of Ampyra inventory manufactured by Alkermes plc (Alkermes) was based on agreed upon pricing with Alkermes. In the event Alkermes does not manufacture the products, Alkermes was entitled to a compensating payment for the quantities of product provided by Patheon, the Company’s alternative manufacturer. This compensating payment is included in the Company’s inventory balances. No payments were made for the years ended December 31, 2022 and 2021.

In October 2022, an arbitration panel issued a decision in our dispute with Alkermes and ruled that the existing license and supply agreements with Alkermes are unenforceable. As a result of the panel’s ruling, the Company no longer has to pay Alkermes any royalties on net sales for license and supply of Ampyra, and the Company is free to use alternative sources for supply of Ampyra, which they have already secured for U.S. supply.

The Company had previously designated Patheon, Inc. as a second manufacturing source of Ampyra. In connection with that designation, the Company entered into a manufacturing agreement with Patheon, and Alkermes assisted the Company in transferring manufacturing technology to Patheon. Patheon now supplies the Company with its Ampyra needs.

On September 30, 2010, the Company entered into a world-wide manufacturing services agreement with Patheon, Inc. as a second manufacturer for Ampyra (Dalfampridine-ER tablets, 10mg). Under the manufacturing services agreement, the Company agreed to purchase from Patheon, on a non-exclusive basis, a portion of our requirements for Ampyra in the United States. The Company pays Patheon a fixed per bottle fee (60 tablets per bottle) based on the annual quantity of Ampyra bottles that are delivered for sale. As a result of the arbitration ruling in October 2022, the Company was free to obtain supply of Ampyra from alternative sources and Patheon became the Company's sole manufacturer and packager of Ampyra for sales in the United States.

The manufacturing services agreement is automatically renewed for successive one-year periods on December 31 of each year, unless either the Company or Patheon provide the other party with at least 12-months’ prior written notice of non-renewal. Either party may terminate manufacturing services agreement by written notice under certain circumstances, including material breach (subject to specified cure periods) or insolvency. The Company may also terminate the manufacturing services agreement upon certain regulatory actions or objections. Patheon may terminate the manufacturing services agreement if the Company assigns the agreement to a third party under certain circumstances.

The manufacturing services agreement contains customary representations, warranties and covenants, including with respect to the ownership of any intellectual property created pursuant to the manufacturing services agreement, as well as provisions relating to ordering, payment and shipping terms, regulatory matters, reporting obligations, indemnity, confidentiality and other matters.

The Company relies on a single third-party manufacturer to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra, and also on a single supplier for a critical excipient used in the manufacture of Ampyra. If these companies experience any disruption in their operations, the Company's supply of Ampyra could be delayed or interrupted until the problem is solved or the Company locates another source of supply or another packager, which may not be available. The Company may not be able to enter into alternative supply or packaging arrangements on terms that are commercially reasonable, if at all. Any new supplier or packager would also be required to qualify under applicable regulatory requirements. Because of these and other factors, the Company could experience substantial delays before they are able to obtain qualified replacement products or services from any new supplier or packager.

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

Finite-Lived Intangible Assets

The Company has finite lived intangible assets that are amortized on a straight line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company’s evaluation of the intangible assets, it considers the term of the underlying asset life and the expected life of the related product line. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss in the statement of operations if the carrying value of the intangible asset exceeds its fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Events that could result in an impairment, or trigger an interim impairment assessment, may include actions by regulatory authorities with respect to the Company or its competitors, new or better products entering the market, changes in market share or market pricing, changes in the economic lives of the assets, changes in the legal framework covering patents, rights or licenses, and other market changes which could have a negative effect on cash flows and which could result in an impairment.

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

Due to the Company's Asset Purchase and License agreement between Civitas, the Company's wholly owned subsidiary, and Alkermes in December 2010, the Company has recognized contingent consideration. See Note 14 to the Company’s Consolidated Financial Statements included in this report for a discussion on the Alkermes ARCUS agreement. Refer to Note 13 – Fair Value Measurements for more information about the contingent consideration liability.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer and significant negative economic trends. The decline in the trading price of the Company's common stock during the year-ended December 31, 2022, and related decrease in the Company's market capitalization, was determined to be a triggering event in connection with the Company's review of the recoverability of its long-lived assets for the year ended December 31, 2022. The Company performed a recoverability test as of December 31, 2022 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. During the year ended December 31, 2022, no other impairment indicators were noted by the Company. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

As of October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (“Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the Collaboration and Licensing Agreement between the Company and Biogen (the “Biogen Collaboration Agreement”), up to an agreed upon threshold of royalties. This threshold was met during the second quarter of 2022 and its obligations to HCRP expired upon Biogen's payment of royalties for that quarter. As a result, the full benefit of the Fampyra royalty revenue reverted back to the Company and the Company will continue to receive the Fampyra royalty revenue from Biogen until the revenue stream ends. As of December 31, 2022 the liability related to the sale of future royalties is $0.

Prior to satisfying its obligation to HCRP, since the Company maintained rights under the Biogen Collaboration Agreement, the Royalty Agreement has been accounted for as a liability that was amortized using the effective interest method over the life of the arrangement, in accordance with the relevant accounting guidance. In order to determine the amortization of the liability, the Company estimated the total amount of future net royalty payments made to HCRP over the term of the agreement up to the agreed upon threshold of royalties. The total threshold of net royalties to be paid, less the net proceeds received was recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method and records interest expense based on the timing of the payments received over the term of the Royalty Agreement. The Company’s estimate of the interest rate under the arrangement is based on forecasted net royalty payments expected to be made to HCRP over the life of the Royalty Agreement. The Company estimated an effective annual interest rate of approximately 15%. Over the course of the Royalty Agreement, the actual interest rate was affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, the Company reassessed the effective interest rate and adjusted the rate prospectively as required. Non-cash royalty revenue is reflected as royalty revenue and non-cash interest expense is reflected as interest and amortization of debt discount expense in the Statement of Operations.

Patent Costs

Patent application and maintenance costs are expensed as incurred.

Research and Development

Research and development expenses include the costs associated with the Company’s internal research and development activities, including salaries and benefits, occupancy costs, and research and development conducted for it by third parties, such as contract research organizations (CROs), sponsored university-based research, clinical trials, contract manufacturing for its research and development programs, and regulatory expenses. In addition, research and development expenses include the cost of clinical trial drug supply shipped to the Company’s clinical study vendors. For those studies that the Company administers itself, the Company accounts for its clinical study costs by estimating the patient cost per visit in each clinical trial and recognizes this cost as visits occur, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. For those studies for which the Company uses a CRO, the Company accounts for its clinical study costs according to the terms of the CRO contract. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. As actual costs become known to the Company, it adjusts the accrual; such changes in estimate may be a material change in its clinical study accrual, which could also materially affect its results of operations. Because of its limited financial resources, the Company previously suspended work on proprietary research and development programs, and has performed feasibility studies for potential collaborations with other companies that express interest in formulating their novel molecules for pulmonary delivery using the Company’s proprietary ARCUS technology.

Employee Retention Credit under the CARES Act

The Employee Retention Credit (ERC) was established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, P.L. 116-136 to provide a quarterly per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. For the years ended December 31, 2022 and December 31, 2021, the Company classified $0 and $4.2 million in credits received as a reduction to payroll tax expense in the Consolidated Statement of Operations, respectively.

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. As of December 31, 2022, the Company had contract liabilities of $6.1 million, which is the upfront payment received as part of the Esteve Germany distribution agreement entered into in 2021. The Company did not have any contract assets as of December 31, 2022 or 2021.

Product Revenues, Net

Inbrija is distributed in the U.S. primarily through: a specialty pharmacy associated with the Company’s e-prescribing program, described below; AllianceRx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; the cash pay program through Sterling and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate). During the three-month period ended December 31, 2020, the Company completed the transition from a network of several specialty pharmacies to Walgreens as the sole specialty pharmacy for U.S. sales of Inbrija. In 2022, the Company implemented an e-prescribing program for the distribution of Inbrija in the U.S. through a specialty pharmacy that supports electronic prescriptions. The Company believes the convenience of electronic prescribing may be preferred by some physicians and patients.

Ampyra is distributed primarily through a network of specialty pharmacies, which deliver the medication to patients by mail.

Net revenues from product sales is recognized at the transaction price when the customer obtains control of the Company’s products, which occurs at a point in time, typically upon receipt of the product by the customer, such as specialty pharmacy companies. The Company’s payment terms are between 30 to 35 days.

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

Government Chargebacks and Rebates: The Company contracts for Medicaid and other U.S. federal government programs to allow for its products to remain eligible for reimbursement under these programs. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. Based on the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for chargebacks and rebates. The Company monitors the sales trends and adjust the chargeback and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Managed Care Contract Rebates: The Company contracts with various managed care organizations including health insurance companies and pharmacy benefit managers. These contracts stipulate that rebates and, in some cases, administrative fees, are paid to these organizations provided the Company’s product is placed on a specific tier on the organization’s drug formulary. Based on the Company’s contracts and the most recent experience with respect to sales through managed care channels, the Company provides an allowance for managed care contract rebates. The Company monitors the sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Copay Mitigation Rebates: The Company offers copay mitigation to commercially insured patients who have coverage for their products (in accordance with applicable law) and are responsible for a cost share. Based on the Company’s contracts and the most recent experience with respect to actual copay assistance provided, the Company's provides an allowance for copay mitigation rebates. The Company monitors the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience.

Cash Discounts: The Company sells directly to companies in their distribution network, which primarily includes specialty pharmacies, which deliver the medication to patients by mail, and ASD Specialty Healthcare, Inc. (an AmerisourceBergen affiliate). The Company generally provides invoice discounts for prompt payment for its products. The Company estimates its cash discounts based on the terms offered to its customers. Discounts are estimated based on rates that are explicitly stated in the Company’s contracts as it is expected they will take the discount and are recorded as a reduction of revenue at the time of product shipment when product revenue is recognized. The Company adjusts estimates based on actual activity as necessary.

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

Data Fees and Fees for Services Payable to Specialty Pharmacies: The Company has contracted with certain specialty pharmacies to obtain transactional data related to its products in order to develop a better understanding of its selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations. The Company pays a variable fee to the specialty pharmacies to provide the Company the data. The Company also pays the specialty pharmacies a fee in exchange for providing distribution and inventory management services, including the provision of inventory management data to the Company. The Company estimates its fee for service accruals and allowances based on sales to each specialty pharmacy and the applicable contracted rate.

Royalty Revenues

Royalty revenues recorded by the Company relate to the Company’s License and Collaboration agreement with Biogen for sales of Fampyra, and an agreement with Neurelis Inc. for sales of Valtoco. Royalty revenue from Neurelis are capped at $5.1 million, of which $3.8 million has been recorded through December 31, 2022.

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

Esteve Germany and Spain Distribution and Supply Agreement

In November 2021, the Company entered into distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Germany. Under the terms of the distribution agreement, the Company received a $5.9 million upfront payment, and is entitled to receive additional sales-based milestones. Under the terms of the supply agreement, the Company is entitled to receive a significant double-digit percent of the selling price of Inbrija in exchange for supply of the product. Esteve launched in Germany in June 2022, and expects to launch in Spain in February 2023.

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

As of December 31, 2022, the Company had contract liabilities of $6.1 million, as compared to $5.9 million as of December 31, 2021, which is the upfront payment received as part of the Esteve Germany distribution agreement entered into in 2021, and pre-payment of product ordered as part of the Esteve Spain supply agreement entered into in 2021. The Company did not have any contract assets as of December 31, 2022 or 2021. The Company launched Inbrija in Germany in June 2022 and Spain in March 2023. The Company recognized $2.9 million of revenues during the period ended December 31, 2022 from the supply agreement with Esteve Pharmaceuticals. As of December 31, 2022, approximately $0.7 million of revenue is expected to be recognized from remaining performance obligations for the Esteve agreement. The Company expects to recognize revenue of these remaining performance obligations over the next 12 years in Germany and 13 years in Spain, with the balance recognized thereafter. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

Additionally, the Company is eligible to receive additional payments based on the achievement by Esteve of sales-based milestones. Variable consideration related these sales-based milestones was fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones.

The following table disaggregates the Company’s revenues by major source (in thousands):

(In thousands)	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Revenues:
Net product revenues:
Ampyra	$72,945	$84,555
Inbrija U.S.	27,989	29,634
Inbrija ex-U.S.	2,911	—
Total net product revenues	103,845	114,189
Royalty Revenues	14,221	14,882
License Revenue	500	—
Total net revenues	$118,566	$129,071

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

The Company does not own or operate, and currently does not plan to own or operate, facilities for production and packaging of its product Ampyra and Inbrija. It relies and expects to continue to rely on third parties for the production and packaging of its commercial products and clinical trial materials for all of its products except Inbrija. Prior to the sale of the facility in February 2021, the Company leased a manufacturing facility in Chelsea, Massachusetts which produced Inbrija for clinical trials and commercial supply.

Prior to October 2022, the Company relied primarily on Alkermes for its supply of Ampyra. Under its supply agreement with Alkermes, the Company was obligated to purchase at least 75% of its yearly supply of Ampyra from Alkermes, and was also required to make compensatory payments if it did not purchase 100% of its requirements from Alkermes, subject to certain specified exceptions. The Company and Alkermes agreed that the Company may purchase up to 25% of its annual requirements from Patheon, a mutually agreed-upon second manufacturing source, with compensatory payments. The Company and Alkermes also relied on a single third-party manufacturer, Regis, to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra.

In October 2022, an arbitration panel issued a decision in the Company's dispute with Alkermes and awarded to the Company approximately $18.3 million including prejudgment interest and declared the Company's agreements with Alkermes unenforceable. Of the total award amount of $18.3 million, the Company recorded $16.6 million as a reduction to operating expenses and $1.7 million as interest income. As a result of the panel’s ruling, the Company no longer has to pay Alkermes any royalties on net sales for license and supply of Ampyra. The Company had previously designated Patheon, Inc. as a second manufacturing source of Ampyra. In connection with that designation, the Company entered into a manufacturing agreement with Patheon, and Alkermes assisted the Company in transferring manufacturing technology to Patheon. Patheon now supplies the Company with its Ampyra needs.

The Company relies on a single third-party manufacturer to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra, and also on a single supplier for a critical excipient used in the manufacture of Ampyra. If these companies experience any disruption in their operations, the Company's supply of Ampyra could be delayed or interrupted until the problem is solved or the Company locates another source of supply or another packager, which may not be available. The Company may not be able to enter into alternative supply or packaging arrangements on terms that are commercially reasonable, if at all. Any new supplier or packager would also be required to qualify under applicable regulatory requirements. Because of these and other factors, the Company could experience substantial delays before they are able to obtain qualified replacement products or services from any new supplier or packager.

The Company’s principal direct customers for the year ended December 31, 2022 were a network of specialty pharmacies and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate) for Inbrija and a network of specialty pharmacies for Ampyra. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Five customers individually accounted for more than 10% of the Company’s revenues and approximately 91% of total revenues in 2022, and approximately 91% of total revenues in 2021. Four customers individually accounted for more than 10% of the Company’s accounts receivable and approximately 85% of total accounts receivable as of December 31, 2022, and approximately 92% of total accounts receivable as of December 31, 2021.

Allowance for Cash Discounts

An allowance for cash discounts is accrued based on historical usage rates at the time of product shipment. The Company adjusts accruals based on actual activity as necessary. Cash discounts are typically settled with customers within 34 days after the end of each calendar month. The Company provided cash discount allowances of $1.8 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively. The Company’s reserve for cash discount allowances was $0.4 million and $0.8 million as of December 31, 2022 and 2021, respectively.

(in thousands)	Cash Discounts
Balance at December 31, 2020	$575
Allowances for sales	1,992
Actual credits	(1,787)
Balance at December 31, 2021	$780
Allowances for sales	$1,830
Actual credits	$(2,203)
Balance at December 31, 2022	$407

Allowance for Doubtful Accounts

A portion of the Company’s accounts receivable may not be collected. The Company provides reserves based on an evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not historically experienced material losses related to credit risk. The Company recognized an allowance for doubtful accounts of $0.1 million and $0.2 million as of December 31, 2022 and December 31, 2021, respectively. The Company recognized a net credit of $0.1 million and provisions and write-offs of $0.2 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Allowance for Chargebacks

Based upon the Company’s contracts and the most recent experience with respect to sales with the U.S. government, the Company provides an allowance for chargebacks. The Company monitors the sales trends and adjusts the chargebacks on a regular basis to reflect the most recent chargebacks experience. The Company recorded a charge of $3.4 million and $1.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. The Company made a payment of $3.2 million and $1.5 million related to the chargebacks allowances for the years ended December 31, 2022 and December 31, 2021, respectively. The Company’s reserve for chargebacks allowance were $0.3 million as of December 31, 2022 and negligible as of December 31, 2021.

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

Earnings per Share

Basic net income (loss) per share and diluted net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the vesting of restricted stock and the potential dilutive effects of the conversion options on the Company’s convertible debt. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable, at each reporting period. See Note 16 to the Company’s Consolidated Financial Statements included in this report for a discussion on earnings (loss) per share.

Share‑based Compensation

The Company has various share‑based employee and non-employee compensation plans. See Note 7 to the Company’s Consolidated Financial Statements included in this report for a discussion of share-based compensation.

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information to allocate resources to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported to date are derived from the sales of Ampyra and Inbrija for the years ended December 31, 2022 and December 31, 2021, respectively.

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

As of December 31, 2022, the Company had cash, cash equivalents, and restricted cash of approximately $44.7 million. Restricted cash includes $6.2 million in escrow related to the 6% semi-annual interest portion of our convertible senior secured notes due June 2024, which interest is payable in cash or stock. If the Company elects to pay interest due in stock, and have the available shares to do so, a corresponding amount of restricted cash will be released from escrow. In connection with the June 1, 2022 interest payment on the 2024 notes, the Company issued an aggregate of 10,992,206 shares of common stock to holders of the notes and, to certain holders who delivered beneficial ownership limitation notices under the indenture governing the 2024 notes, cash interest payments of $0.9 million. In connection with the interest payment, $6.2 million was released from escrow and became available to us for other purposes. In connection with the December 1, 2022 interest payment of the 2024 notes the Company paid $6.2 million from restricted escrow cash. The Company incurred net losses of $65.9 million and $104.0 million for the years ended December 31, 2022 and 2021, respectively. In addition, in October 2022, the Company received $16.5 million and in December received an additional $1.8 million from Alkermes following a final decision of an arbitration panel regarding a dispute over licensing royalties relating to Ampyra.

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, “Presentation of Financial Statements—Going Concern” (“ASC Topic 205-40”), which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgement by management. The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements contained in this report are issued.

On June 22, 2022, the Company received a deficiency letter from Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for 30 consecutive business days, the bid price for the Company’s common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The Company had 180 calendar days to regain compliance with the Minimum Bid Requirement.

On November 11, 2022, the Company held a special meeting of stockholders in order authorize the Board of Directors to approve the amendment and restatement of our Certificate of Incorporation to effect a reverse stock split at a ratio of any whole number in the range of 1-for-2 to 1-for-20 within one year following the conclusion of the special meeting, which proposal was approved by stockholders.

After a hearing with the Nasdaq Hearings Panel in February 2023, the Company was granted an extension until June 20, 2023 to regain compliance with the Minimum Bid Requirement. In the event the Company does not achieve compliance with the Minimum Bid Requirement by June 20, 2023, the Company has committed to effecting the reverse stock split authorized by our stockholders in November 2022. However, there can be no assurance that the Company will achieve compliance with the Minimum Bid Requirement even with effecting the reverse stock split.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. As of March 13, 2023, the Company had approximately $8.3 million on deposit with SVB, which represented approximately 22% of the Company’s unrestricted cash and cash equivalents as of December 31, 2022. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. As a result, the Company does not anticipate any losses with respect to its funds that had been deposited with SVB.

The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance date of these financial statements. However, the Company’s future requirements may change and will depend on numerous factors, some of which may be beyond the Company’s control.

Recent Accounting Pronouncements - Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. The Company adopted this guidance effective January 1, 2021. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

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

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there was a subsequent event that required disclosure or adjustment in these financial statements. See Note 18 to the Company's Consolidated Financial Statements included in this report for a discussion of subsequent events.
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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. The Company’s leases have remaining lease terms of 4 years to 5.5 years.

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

In 2018, the Company initiated a renovation and expansion of a building within the Chelsea manufacturing facility that increased the size of the facility to approximately 95,000 square feet. The project added a new size 7 spray dryer manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing size 4 spray dryer manufacturing production line, and created additional warehousing space for manufactured product. All costs to renovate and expand the facility through the date of assignment to Catalent were borne by the Company. Since the February 10, 2021 sale of the manufacturing operations, Catalent has been responsible for finalizing the expansion, including obtaining needed regulatory approvals. However, given the potential importance of the expansion to the Company’s business, effective January 1, 2023 the Company agreed under the terms of the New MSA in March 2023 to pay Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the size 7 spray dryer. Furthermore, the Company has agreed to fund up to $2 million of Catalent’s costs to complete the size 7 spray dryer expansion, which will be payable by the Company in four quarterly installments beginning September 30, 2023.

Waltham, Massachusetts

In October 2016, the Company entered into a 10-year lease agreement with a term commencing January 1, 2017, for approximately 26,000 square feet of lab and office space in Waltham, MA. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $1.2 million per year.

The Company’s leases have remaining lease terms of 4 years to 5.5 years, which reflects the exercise of the early termination of the Company’s Ardsley, NY lease as described above. The weighted-average remaining lease term for its operating leases was 4.4 years at December 31, 2022. The weighted-average discount rate was 7.92% at December 31, 2022.

ROU assets and lease liabilities related to the Company’s operating leases are as follows:

(In thousands)	Balance Sheet Classification	December 31, 2022	December 31, 2021
Right-of-use assets	Right of use assets	$5,287	$6,751
Current lease liabilities	Current portion of lease liabilities	1,545	8,186
Non-current lease liabilities	Non-current portion of lease liabilities	4,341	4,086

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

	Year ended December 31,	Year ended December 31,
(In thousands)	2022	2021
Operating lease cost	$3,843	$6,030
Variable lease cost	2,005	4,156
Short-term lease cost	8	851
Total lease cost	$5,855	$11,037

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2023	1,545
2024	1,588
2025	1,633
2026	1,678
2027	357
Later years	182
Total lease payments	6,983
Less: Imputed interest	(1,097)
Present value of lease liabilities	5,886

Supplemental cash flow information activity related to the Company’s operating leases are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$8,191	$6,158

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

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. As of December 31, 2022, the Company determined that the intangible assets were not impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

Intangible assets consisted of the following:

		December 31, 2022				December 31, 2021
(Dollars In thousands)	Estimated Remaining Useful Lives (Years)	Cost	Disposals	Accumulated Amortization	Net Carrying Amount	Cost	Additions	Accumulated Amortization	Net Carrying Amount
Inbrija (1)	11	423,000	—	(117,927)	305,073	423,000	—	(87,164)	335,836
Website development costs	1-3	14,585	(3,683)	(10,888)	14	14,559	26	(14,441)	144
		$437,585	$(3,683)	$(128,815)	$305,087	$437,559	$26	$(101,605)	$335,980

(1)
In December 2018, the Company received FDA approval for Inbrija and accordingly reclassified the indefinite lived intangible assets to definite lived intangible assets and began amortizing the assets upon launch in February 2019.

The Company recorded amortization expenses of $30.9 million of which $30.8 million pertained to the intangible asset related to Inbrija and $0.1 million related to the amortization of website development costs for the year ended December 31, 2022. The Company recorded amortization expense of $31.0 million of which $30.7 million pertained to the intangible asset related to Inbrija and $0.3 million related to the amortization of website development costs related to these intangible assets for the year ended December 31, 2021.

Estimated future amortization expense for intangible assets subsequent to December 31, 2021 is as follows:

(In thousands)
2023	$30,772
2024	30,768
2025	30,764
2026	30,764
2027	30,764
Thereafter	151,255
$305,087

The weighted-average remaining useful lives of all amortizable assets is approximately 11.0 years.

(5) Property and Equipment

Property and equipment consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021	Estimated useful lives used
Machinery and equipment	$2,315	$2,315	2-7 years
Leasehold improvements	1,761	15,317	Lesser of useful life or remaining lease term
Computer equipment	4,467	17,973	1-3 years
Laboratory equipment	582	1,644	2-5 years
Furniture and fixtures	233	2,130	4-7 years
	9,358	39,379
Less accumulated depreciation	(6,755)	(34,997)
	$2,603	$4,382

Depreciation and amortization expense on property and equipment was $1.9 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively.

(6) Assets Held for Sale

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

The classification to assets held for sale impacted the net book value of the assets expected to be transferred upon sale. The estimated fair value of the Chelsea manufacturing operations was determined using the purchase price in the purchase agreement along with estimated broker, accounting, legal, and other selling expenses, which resulted in a fair value less costs to sell of approximately $71.8 million. The carrying value of the assets being classified as held for sale was approximately $129.7 million, which includes property and equipment of $129.6 million and prepaid expenses of $0.1 million. As a result, in February 2021 the Company recorded a loss on assets held for sale of $57.9 million against the Chelsea manufacturing operations. Upon completion of the divestiture, final net proceeds were $74.0 million.

(7) Common Stock Options and Restricted Stock

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

The 2006 Plan was administered by the Compensation Committee of the Board of Directors, which selected the individuals to be granted options and restricted stock, determined the time or times at which options and restricted stock were to be granted, determined the number of shares to be granted subject to any option or restricted stock and the duration of each option and restricted stock, and made any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. The number of shares of common stock authorized for issuance under the 2006 Plan as of December 31, 2022 was 2,485,342 shares. As of December 31, 2022, the Company had granted an aggregate of 1,955,881 shares as restricted stock or subject to issuance upon exercise of stock options under the 2006 Plan, of which 211,293 shares remained subject to outstanding options.

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

The 2015 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options, restricted stock, and restricted stock units, determines the time or times at which options, restricted stock, and restricted stock units are to be granted, determines the number of shares to be granted subject to any option, restricted stock or restricted stock unit and the duration of each option, restricted stock, and restricted stock unit, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2015 Plan. Under the 2015 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. Since inception, the number of shares of common stock authorized for issuance under the 2015 Plan as of December 31, 2022 is 3,150,000 shares, plus shares underlying cancelled awards under the 2006 plan after the adoption of the 2015 plan. As of December 31, 2022, the Company had granted an aggregate of 1,337,280 shares either as restricted stock or shares subject to issuance upon the exercise of stock options under the 2015 Plan, of which 644,371 shares remained subject to outstanding options.

On April 14, 2016 the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the Acorda Therapeutics, Inc. 2016 Inducement Plan (the “2016 Plan”) to provide equity compensation to certain individuals of the Company (or its subsidiaries) in order to induce such individuals to enter into employment with the Company or its subsidiaries. In 2022, no new stock option awards were issued under this plan to newly-hired executive officers as an inducement for them to become employed by the Company, and as of December 31, 2022, 170,000 shares remained outstanding and were the only awards that were outstanding under the 2016 Plan.

On June 19, 2019, the Company’s stockholders approved the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”) at the annual meeting of stockholders pursuant to which up to 250,000 shares of the Company’s common stock, par value $0.001 per share may be issued thereunder (the “Plan Shares). As of December 31, 2022, there were 250,000 shares of common stock remaining authorized for issuance under the 2019 ESPP.

The fair value of each option granted is estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions:

	Year ended December 31,
	2022	2021
Employees and directors:
Estimated volatility%	84.19%	84.26%
Expected life in years	6.70	6.25
Risk free interest rate%	2.69%	1.36%
Dividend yield	—	—

The Company estimated volatility for purposes of computing compensation expense on its employee and director options using the historic volatility of the Company’s stock price. The expected life used to estimate the fair value of employee and director options is based on the historical life of the Company’s options based on exercise data.

The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2022 and 2021 amounted to approximately $0.84 and $2.57, respectively. No options were granted to non-employees for the years ended December 31, 2022 and 2021.

During the year ended December 31, 2022, the Company granted 97,950 stock options to employees and directors under all plans. The stock options were issued with a weighted average exercise price of $1.18 per share. As a result of these grants, the total compensation charge to be recognized over the estimated service period is $0.08 million, of which $0.05 million was recognized during the year ended December 31, 2022.

Compensation costs for options and restricted stock granted to employees and directors amounted to $1.5 million and $3.0 million, for the years ended December 31, 2022 and 2021, respectively. Of the total compensation cost, there was $0 million compensation cost capitalized in inventory balances for the years ended December 31, 2022 and December 31, 2021, respectively. Compensation expense for options and restricted stock granted to employees and directors are classified in inventory, research and development, selling, general and administrative, and cost of sales expense based on employee job function. The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	Year ended December 31,
(In thousands)	2022	2021
Research and development	$75	$694
Selling, general and administrative	1,421	2,282
Cost of sales	—	19
Total	$1,496	$2,995

A summary of share‑based compensation activity for the year ended December 31, 2022 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at December 31, 2021	1,186	$94.38	—	—
Granted	98	1.18	—	—
Forfeited and expired	(258)	124.14	—	—
Exercised	—	—	—	—
Balance at December 31, 2022	1,026	$78.00	5.8	19
Vested and expected to vest at December 31, 2022	1,013	$78.97	5.7	18
Vested and exercisable at December 31, 2022	753	$104.98	4.6	8

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2022 (In thousands)	Weighted- average remaining contractual life (In years)	Weighted- average exercise price	Exercisable as of December 31, 2022 (Shares in thousands)	Weighted- average exercise price
$0.31 - $3.74	374	9.0	$3.04	105	$2.87
$3.75 - $14.46	223	6.7	11.85	221	11.92
$15.30 - $182.76	219	3.3	138.77	217	139.38
$182.94 - $240.18	205	1.8	217.99	205	217.99
$246.42 - $246.42	5	1.3	246.42	5	246.42
	1,026	5.8	$78.00	753	$104.98

Restricted Stock Activity

Restricted Stock	Number of Shares (In thousands)
Nonvested at December 31, 2021	116
Granted	—
Vested	(108)
Forfeited	(8)
Nonvested at December 31, 2022	$—

Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2022 totaled $0.6 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

(8) Debt

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

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1, beginning on June 1, 2020. Under the 2024 Indenture, the Company may elect to pay interest in cash or shares of the Company’s common stock, subject to the satisfaction of certain conditions. If the Company elects to pay interest in shares of common stock, such common stock will have a per share value equal to 95% of the daily volume-weighted average price for the 10 trading days ending on and including the trading day immediately preceding the relevant interest payment date. Based on the current market price of the Company’s common stock and the Company’s remaining authorized shares of common stock that are not reserved for other purposes, the Company believes that for the foreseeable future the Company will be unable to make interest payments on the 2024 notes in stock.

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

The Company determined that the exchange of the 2021 Notes for the 2024 Notes qualified for a debt extinguishment and recognized a gain on extinguishment of $55.1 million for the year ended December 31, 2019, representing the difference between the fair value of the liability component immediately before the exchange and the carrying value of the debt. The

Company recorded an adjustment of $38.4 million to additional paid-in capital to adjust the equity component of 2021 Notes in connection with the extinguishment.

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of December 31, 2022.

The outstanding 2024 Note balances as of December 31, 2022 and December 31, 2021 consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Liability component:
Principal	$207,000	$207,000
Less: debt discount and debt issuance costs, net	(39,969)	(55,975)
Net carrying amount	167,031	151,025
Equity component	18,257	$18,257
Derivative liability-conversion Option	$—	$37

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the year ended December 31, 2022, the Company recognized $28.4 million of interest expense related to the 2024 Notes at the effective interest rate of 18.13%. The fair value of the Company’s 2024 Notes was approximately $157.3 million as of December 31, 2022.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the years ended December 31, 2022 and 2021:

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Contractual interest expense	$12,420	$12,420
Amortization of debt issuance costs	1,137	952
Amortization of debt discount	14,870	12,454
Total interest expense	$28,427	$25,826

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

The following table sets forth total interest expense recognized related to the 2021 Notes for the years ended December 31, 2022 and 2021:

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Contractual interest expense	$—	$428
Amortization of debt issuance costs	—	95
Amortization of debt discount	—	934
Total interest expense	$—	$1,457

Non-Convertible Capital Loan

The Company’s Biotie Therapies Ltd. subsidiary received fourteen non-convertible capital loans granted by Business Finland (formerly Tekes) for research and development of specific drug candidates, with an aggregate adjusted acquisition-date fair value of $20.5 million (€18.2 million). The loans were to be repaid only when consolidated retained earnings of Biotie Therapies Ltd. from the development of specific loan-funded product candidates is sufficient to fully repay the loans. In light of the decision to let lapse all patents having resulted from the funded projects, the Company filed an application with Business Finland for waiver of the loans and accrued interest. In July 2022, Business Finland granted these waivers, which became effective upon Biotie’s compliance with specified conditions to be completed, including a residual payment of approximately $0.1 million for one of the loans. As of December 31, 2022, Biotie Therapies Ltd. met the conditions for the waivers to be effective. The Company recorded a gain on extinguishment of debt of $27.1 million for the carrying amount including interest.

Research and Development Loans

In addition to the non-convertible capital loans described above, Research and Development Loans (“R&D Loans”) were granted to Biotie by Business Finland with an acquisition-date fair value of $2.9 million (€2.6 million) and a carrying value of $0 as of December 31, 2021. These loans were repaid in equal annual installments from January 2017 through January 2021.

Letters of Credit

As of December 31, 2022, the Company has $0.3 million of cash collateralized standby letters of credit outstanding. See Note 2 to the Company’s Consolidated Financial Statements included in this report for a discussion of Restricted Cash.

(9) Liability Related to Sale of Future Royalties

As of October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (the “Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the Biogen Collaboration Agreement up to an agreed upon threshold of royalties. This threshold was met during the second quarter of 2022 and its obligations to HCRP expired upon Biogen’s payment of royalties for that quarter.

Since the Company maintained rights under the Biogen Collaboration Agreement, therefore, the Royalty Agreement has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement, in accordance with the relevant accounting guidance. The Company recorded the receipt of the $40 million payment from HCRP and established a corresponding liability in the amount of $40 million, net of transaction costs of approximately $2.2 million. The net liability was classified between the current and non-current portion of liability related to sale of future royalties in the consolidated balance sheets based on the recognition of the interest and principal payments received by HCRP. The total net royalties paid, less the net proceeds received is recorded to interest expense using the effective interest method over the life of the Royalty Agreement. The Company estimated the payments made to HCRP over the term of the Royalty Agreement based on forecasted royalties and calculated the interest rate required to discount such payments back to the liability balance. Over the course of the Royalty Agreement, the actual interest rate was affected by the amount and timing of net royalty revenue recognized and changes in the forecasted revenue. On a quarterly basis, the Company reassessed the effective interest rate and adjusted the rate prospectively as necessary.

The following table shows the activity within the liability account for the years ended December 31, 2022 and December 2021.

(In thousands)	December 31, 2022	December 31, 2021
Liability related to sale of future royalties - beginning balance	$4,460	$15,257
Deferred transaction costs amortized	33	234
Non-cash royalty revenue payable to HCRP	(4,739)	(12,106)
Non-cash interest expense recognized	246	1,075
Liability related to sale of future royalties - ending balance	$—	$4,460

The interest and debt discount amortization expense is reflected as interest and amortization of debt discount expense in the Statement of Operations.

(10) Corporate Restructuring

In January 2021 and September 2021, the Company announced corporate restructurings to reduce costs, more closely align operating expenses with expected revenue, and focus its resources on Inbrija. As part of the January 2021 restructuring, the Company reduced headcount by approximately 16% through a reduction in force (excluding the employees that transferred to Catalent at the closing of the sale of its Chelsea manufacturing operations). All of the reduction in personnel in connection with the January 2021 restructuring took place during the three-month period ended March 31, 2021. As part of the September 2021 restructuring, the Company reduced headcount by approximately 15% through a reduction in force. Most of this reduction in force took place in September 2021, and it was completed in the first quarter of 2022.

For the years ended December 31, 2022 and 2021, the Company incurred pre-tax severance and employee separation related expenses of approximately $0.3 million and $6.0 million, respectively, associated with the restructuring. Of the pre-tax severance and employee separation related expenses incurred, $0 and $0.6 million were recorded in research and development expenses and $0.3 million and $5.4 million were recorded in selling, general and administrative expenses for the years ended December 31, 2022 and 2021, respectively.

A summary of the restructuring costs for the years ended December 31, 2022 and 2021 is as follows:

(In thousands)	Restructuring Costs
Restructuring Liability as of December 31, 2020	$—
2021 Restructuring costs	6,000
2021 Payments	(4,149)
Restructuring Liability as of December 31, 2021	$1,851
2022 Restructuring costs	251
2022 Payments	(2,102)
Restructuring Liability as of December 31, 2022	$—

(11) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Product allowances accruals	$8,899	$10,394
Bonus payable	4,329	4,439
Accrued interest	1,035	—
Sales force commissions and incentive payments payable	667	727
Administrative expenses	366	757
Vacation accrual	1,477	1,505
Research and development expense accruals	895	702
Commercial and marketing expense accruals	2,892	728
Royalties payable	—	264
Restructuring liability	—	1,851
Legal, accounting, and other professional services	50	1,325
Trade relations	278	706
Other accrued expenses	2,792	5,207
Total	$23,680	$28,605

(12) Commitments and Contingencies

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, the Company is required to make payments for the manufacture and supply of its clinical and approved products. The Company’s major outstanding contractual obligations are for payments related to its convertible notes, operating leases and commitments to purchase inventory. The following table summarizes the contractual obligations at December 31, 2022 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Payments due by period (1)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible Senior Notes (2)	$230,840	$12,420	$218,420	$—
Operating leases (3)	6,983	1,545	3,221	2,217
Inventory purchase commitments (4)	49,853	17,753	21,700	10,400
Catalent Termination (5)	4,000	—	4,000	—
Settlement and Release Agreement (6)	3,385	3,385	—	—
Total	295,061	35,103	247,341	12,617

(1)
Excludes a liability for uncertain tax positions totaling $6.2 million. This liability has been excluded because the Company cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

(2)
Represents the future payments of principal and interest to be made on the convertible senior secured notes due 2024 issued in December 2019. The notes will mature and will be payable on December 31, 2024. Refer to Note 8.
(3)
Represents payments for the operating leases of the Company’s Pearl River NY headquarters, the Company’s lab and office space in Waltham, MA.
(4)
Includes minimum purchase commitment from Catalent for Inbrija under the manufacturing services (supply) agreement. The Company terminated its existing supply agreement with Catalent on December 31, 2022 and renegotiated a new supply agreement effective January 1, 2023. Under the terms of the new supply agreement with Catalent, the Company is required to make minimum purchase obligations through 2024. Furthermore, pursuant to the new supply agreement as amended, the Company agreed to pay Catalent $2 million in 2023 in connection with certain activities related to the operational readiness of the larger size 7 spray dryer ("PSD-7") at the Chelsea manufacturing facility, which is expected to be operational by 2026. In addition to the operational readiness payment, the Company agreed that it would reimburse a portion of Catalent’s costs in completing the installation and qualification of the PSD-7, which the Company believes will be beneficial to its future production needs, in the amount of up to $2 million. This amount will be paid quarterly over a one-year period commencing no sooner than September 30, 2023.
(5)
Represents the termination fee payable to Catalent that discontinued the Company's obligations under the 2021 MSA. The termination fee is payable in April 2024.
(6)
Represents the commitments specified in the Settlement and Release Agreement between the Company and Catalent to settle any and all outstanding purchase commitments associated with the 2021 MSA.

License Agreements

Under the Company’s various other research, license and collaboration agreements with other parties, it is obligated to make milestone payments of up to an aggregate of approximately $18.7 million over the life of the contracts.

Under certain agreements, the Company is required to pay royalties for the use of technologies and products in its R&D activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products. See Note 14 to the Company’s Consolidated Financial Statements included in this report for a discussion on license, research, and collaboration agreements.

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

Other

From time to time, the Company may be involved in litigation or other legal proceedings relating to claims arising out of operations in the normal course of its business, including the matters described below. The outcome of litigation and other legal proceedings is unpredictable, and regardless of outcome, they can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

In July 2020, the Company filed an arbitration demand with the American Arbitration Association against Alkermes plc (“Alkermes") after the parties were unable to resolve a dispute over license and supply royalties following the 2018 expiration of an Alkermes patent relating to Ampyra. In October 2022, an arbitration panel issued a final decision in this dispute and awarded to the Company $15 million plus prejudgment interest of $1.5 million. In addition, as a result of the panel’s ruling, the Company no longer has to pay Alkermes any royalties on net sales for license and supply of Ampyra, and is free to use alternative sources for supply of Ampyra, which the Company has already secured. On October 21, 2022, the Company made a submission to the arbitration panel to correct the award to include an additional $1.6 million that was inadvertently omitted from the initial award calculation. In November 2022, the arbitration tribunal corrected the award amount and granted the Company another $1.6 million plus pre-judgment interest of $0.2 million.

On November 9, 2020, Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) filed an arbitration claim against us with the American Arbitration Association under a September 26, 2003 License Agreement that the Company originally entered into with Rush-Presbyterian St. Luke’s Medical Center (“Rush”). DRI previously purchased license royalty rights under the license agreement from Rush. DRI alleged a dispute over the last-to-expire patent covering sales of the drug Ampyra under the license agreement, and claimed damages based on unpaid license royalties of $6 million plus interest. On June 28, 2022, the Company settled DRI’s claim in exchange for a payment by us to DRI of $750,000 expressly without any admission of wrongdoing. Although the Company believed they had valid defenses to this claim, the Company also believed that the settlement was in the best interests of the Company and our stockholders to avoid the future expense and distraction associated with continuing the arbitration. The Company recorded a liability of $2 million for the year ended December 31, 2020 in accrued expense and other current liabilities related to the dispute. As a result of the settlement, during the quarter ended September 30, 2022, this accrual was reduced to the $750,000 and a corresponding gain of $1.3 million was recorded in the consolidated statement of operations as other income.

On August 20, 2020, ratiopharm Gmbh filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalfampridine composition to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At oral hearings in February 2022 and April 2022, the German Federal Patent Court dismissed ratiopharm’s action against the ‘536 patent and the ‘548 patent, respectively, as inadmissible because of ongoing formality proceedings relating to these patents in the European Patent Office. Ratiopharm has appealed the decision on the ‘536 patent but not the decision on the ‘548 patent, and could refile the nullity actions. On December 6, 2022, the German Federal Court of Justice held that ratiopharm’s ‘536 nullity action was admissible and remanded the case back to the German Federal Patent Court. On January 11, 2022, Stada Arzneimittel also filed a nullity action against the ‘536 patent, and on July 27, 2022, Teva GmbH also filed a nullity action against the ‘548 patent, both in the same court as the ratiopharm nullity actions. On January 27, 2023, the German Federal Patent Court issued a preliminary opinion in the ‘548 Teva nullity action that the claimed subject matter of the ‘548 patent lacked inventive step and scheduled a hearing for July 11, 2023. The Company is working with Biogen to vigorously defend these actions and enforce our patent rights.

On February 10, 2021, the Company sold its Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, the Company entered into a long-term, global manufacturing services (supply) agreement (the “2021 MSA") with a Catalent affiliate pursuant to which they agreed to manufacture Inbrija for the Company at the Chelsea facility. The manufacturing services agreement provided that Catalent would manufacture Inbrija, to the Company’s specifications, and the Company would purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement; provided that such exclusivity requirement will not apply to Inbrija intended for sale in China. Under the Company’s agreement with Catalent, it was obligated to make minimum purchase commitments for Inbrija of $18 million annually through the expiration of the agreement on December 31, 2030.

In December 2021, the Company and Catalent amended the manufacturing services agreement to adjust the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period was replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap for the Adjustment Period that corresponds to its original minimum purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021. As a result of the amendment, payments to Catalent for product delivered during the Adjustment Period were approximately $8.4 million less than the $17 million minimum inventory purchase obligation for that period.

On December 31, 2022, the Company and Catalent entered into a termination letter, which was subsequently amended and restated in March 2023 (the “Termination Letter”), to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, the Company will pay a $4 million termination fee to Catalent, payable in April 2024. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that are now expected in the first quarter of 2023, and to resolve all other outstanding manufacturing issues.

Effective January 1, 2023, the Company entered into a new manufacturing services agreement, which was subsequently amended in March 2023 (as amended in March 2023, the “New MSA”) with Catalent. Under the New MSA,

Catalent will continue to manufacture Inbrija (levodopa inhalation powder) through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija. The Company will be subject to purchase commitments in 2023 and 2024 of 15 and 24 batches of Inbrija, respectively, at a total cost of $10.5 million and $15.5 million, respectively. Thereafter, in 2025, the Company will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the United States and other markets.

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. The Company agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment. In addition, the Company will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. In addition, the Company will be obligated to pay Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7.

The New MSA, unless earlier terminated, will continue until December 31, 2030, and will be automatically extended for successive two-year periods unless either the Company or Catalent provides the other with at least 18-months’ prior written notice of non-renewal. Either party may terminate the New MSA by written notice under certain circumstances, including material breach (subject to specified cure periods) or insolvency. The Company may also terminate the New MSA upon certain specified regulatory events and for convenience upon 180 days’ prior written notice.

The Company agreed to purchase from Catalent all of our requirements for Inbrija for the United States, Germany, Spain and Latin America except in the case of termination or certain supply disruptions. For China, the Company is not required to purchase their supply from Catalent and may arrange for an alternate supplier. For other countries, the Company may be released from exclusivity as long as the Company purchases at least two batches from Catalent in the applicable year, subject to certain rights of first refusal on alternative source of supply arrangements.

During the year ended December 31, 2022, the Company incurred approximately $18.7 million of purchase commitments with Catalent, of which $11.5 million are recognized as inventory within our balance sheet, $3.3 million are recognized as other current assets within our balance sheet and $3.9 million are recognized as cost of sales within our consolidated statement of operations for the period. As of December 31, 2022, the Company does not have any remaining minimum remaining purchase commitment to Catalent under 2021 MSA. Under the New MSA with Catalent, the Company has a minimum remaining purchase of $10.5 million through December 31, 2023, $15.5 million through December 31, 2024, and $5.2 million annually from January 1, 2026 through December 31, 2030.

In January 2023, the Company filed a petition in the District Court for the Southern District of New York to confirm and modify the arbitral award. In that arbitration, the arbitration panel found in the Company’s favor that Alkermes leveraged its patent to illegally obtain royalties beyond the life of the patent in which was a violation of federal law. The panel held that Alkermes’ conduct in continuing to charge royalties after the patent expired was unlawful per se and that the underlying agreements were unenforceable. The panel awarded the Company approximately $18.3 million, including interest, representing license royalties overpaid since July 2020. The Company is asking the District Court to confirm the Award, with modifications to the extent the panel disregarded federal law by declining to award royalties the Company paid prior to July 2020 and after July 2018, the date on which the panel found that the parties’ agreements were unenforceable as a matter of law. The Company is seeking restitution of the remaining illegal royalties that the panel found were demanded and collected by Alkermes in violation of the law in the amount of approximately $65 million together with pre- and post-award interest and costs. On February 8, 2023, Alkermes filed a brief opposing the relief requested in the Company’s petition and requesting that the award be confirmed without modification. The Company filed a brief in response on February 22, 2023. The District Court will likely schedule oral argument on the petition and render its decision sometime thereafter.

(13) Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Company bases fair value on the assumptions market participants would use when pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices

(unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at December 31, 2022, except for the fair value of the Company’s convertible senior notes due December 2024, which was approximately $157.3 million as of December 31, 2022. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
2022
Assets Carried at Fair Value:
Money market funds	$15,322	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	41,200
Derivative liability - conversion option	—	—	—
2021
Assets Carried at Fair Value:
Money market funds	$12,192	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	49,600
Derivative liability - conversion option	—	—	37

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Acquired contingent consideration:
Balance, beginning of period	$49,600	$48,200
Fair value change to contingent consideration (unrealized) included in the statement of operations	(6,659)	2,895
Royalty payments	(1,741)	(1,495)
Balance, end of period	$41,200	$49,600

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods of Parkinson’s disease. Using this approach, expected future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, and (ii) discount period and rate. The milestone payment outcomes ranged from $0 to $18.7 million for Inbrija. The valuation is performed quarterly and changes to the fair value of the contingent consideration are included in the statement of operations. For the year ended December 31, 2022, changes in the fair value of the acquired contingent consideration were primarily due to the change in projected revenue and the recalculation of cash flows for the passage of time, as well as a decrease in the discount rate. See Note 14 to the Company’s Consolidated Financial Statements included in this report for a discussion about the Alkermes ARCUS agreement.

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

Derivative Liability

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024:

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Derivative Liability-Conversion Option
Balance, beginning of period	$37	$1,193
Fair value adjustment	(37)	(1,156)
Balance, end of period	$—	$37

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 8 to the Consolidated Financial Statements included in this report for more information on the Convertible Senior Notes due 2024). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of share price and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of December 31, 2022. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the year ended December 31, 2022.

(14) License, Research and Collaboration Agreements

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

Under the supply agreement, Alkermes has the right to manufacture for the Company, subject to certain exceptions, Ampyra and other products covered by these agreements at specified prices calculated as a percentage of net product sales of the product shipped by Alkermes to the Company. In the event Alkermes does not manufacture 100% of the products, it is entitled to a compensating payment for the quantities of product provided by the alternative manufacturer.

Supply Agreements

Alkermes

Prior to October 2022, the Company was a party to a 2003 supply agreement with Alkermes relating to the manufacture and supply of Ampyra by Alkermes. The Company was obligated to purchase at least 75% of its annual requirements of Ampyra from Alkermes, unless Alkermes was unable or unwilling to meet its requirements, for a percentage of net product sales and the quantity of product shipped by Alkermes to the Company. In those circumstances, where the Company elected to purchase less than 100% of its requirements from Alkermes, the Company was obligated to make certain compensatory payments to Alkermes. Alkermes was required to assist the Company in qualifying a second manufacturer to manufacture and supply the Company with Ampyra subject to its obligations to Alkermes.

In July 2020, the Company filed an arbitration demand with the American Arbitration Association against Alkermes after the parties were unable to resolve a dispute over license and supply royalties following the 2018 expiration of an Alkermes patent relating to Ampyra. In October 2022, a three-judge arbitration panel issued a final decision in this dispute and awarded to the Company an aggregate of $18.3 million including prejudgment interest and subsequent correction of a calculation error in the initial award. In addition, the arbitration panel ruled the agreements with Alkermes as unenforceable, and as a result the Company will no longer have to pay Alkermes any royalties on net sales for license and supply of Ampyra, and the Company is now free to use alternative sources for supply of Ampyra, which the Company has already secured. The Company expects the cost savings associated with this decision to greatly benefit Ampyra's value to the Company.

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

Patheon

As a result of the arbitration ruling in October 2022, the Company was free to obtain supply of Ampyra from alternative sources and Patheon became the Company's sole manufacturer and packager of Ampyra for sales in the United States.

The manufacturing services agreement with Patheon is automatically renewed for successive one-year periods on December 31 of each year, unless either the Company or Patheon provide the other party with at least 12-months’ prior written notice of non-renewal. Either party may terminate manufacturing services agreement by written notice under certain circumstances, including material breach (subject to specified cure periods) or insolvency. The Company may also terminate the manufacturing services agreement upon certain regulatory actions or objections. Patheon may terminate the manufacturing services agreement if the Company assigns the agreement to a third party under certain circumstances.

The Company relies on a single third-party manufacturer to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra, and also on a single supplier for a critical excipient used in the manufacture of Ampyra. If these companies experience any disruption in their operations, the Company's supply of Ampyra could be delayed or interrupted until the problem is solved or the Company locates another source of supply or another packager, which may not be available. The Company may not be able to enter into alternative supply or packaging arrangements on terms that are commercially reasonable, if at all. Any new supplier or packager would also be required to qualify under applicable regulatory requirements. Because of these and other factors, the Company could experience substantial delays before they are able to obtain qualified replacement products or services from any new supplier or packager.

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

In October 2022, an arbitration panel issued a decision in our dispute with Alkermes and awarded to the Company approximately $18.3 million including prejudgment interest and subsequent correction of an error in calculating the initial award. In addition, as a result of the panel’s ruling, the Company no longer has to pay Alkermes any royalties on net sales for license and supply of Ampyra, and the Company is free to use alternative sources for supply of Ampyra, which the Company has already secured for U.S. supply. However, the arbitration panel also ruled that the existing license and supply agreements with Alkermes are unenforceable. Accordingly, absent a new supply agreement with Alkermes or another supplier, the Company will not be able to exclusively supply Fampyra to Biogen under the terms of our supply arrangement with them. While the Company has engaged in discussions with Biogen relating to the supply of Fampyra, there can be no assurance that such discussions will result in a continuation of supply by the Company, Alkermes or a third party manufacturer. If Biogen is unable to obtain supply of the licensed product could constitute a breach under the existing supply agreement with Biogen resulting in termination of the license and supply agreements with Biogen or otherwise result in the cessation of sales of Fampyra and loss of royalty revenue in the future.

Alkermes (ARCUS products)

In December 2010, Civitas, the Company’s wholly owned subsidiary, entered into the Asset Purchase and License Agreement (“Alkermes Agreement”), in which Civitas licensed or acquired from Alkermes certain pulmonary development programs and INDs, underlying intellectual property and laboratory equipment associated with the pulmonary business of Alkermes. The assets acquired includes (i) patents, patent applications and related know-how and documentation; (ii) a formulation of inhaled L-dopa; (iii) several other pulmonary development programs and INDs, which are part of the platform device and formulation IP; (iv) instruments, laboratory equipment and apparatus; and (v) inhalers, inhaler molds, tools, and the associated assembled equipment. In addition, Civitas leased the facility where the Alkermes operations were previously housed in Chelsea, Massachusetts.

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

As consideration for the agreement with Alkermes, Civitas issued stock and also agreed to pay Alkermes royalties on future net product sales from products developed from licensed technology under the Alkermes Agreement. The fair value of the future royalties is classified as contingent consideration. The Company estimates the fair value of this contingent consideration based on future revenue projections and estimated probabilities of receiving regulatory approval and commercializing such products. Refer to Note 13 – Fair Value Measurements for more information about the contingent consideration liability.

(15) Income Taxes

The domestic and foreign components of (loss) income before income taxes were as follows:

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Domestic	$(60,179)	$(112,530)
Foreign	24,932	3,456
Total	$(35,247)	$(109,074)

The benefit (expense) from income taxes in 2022 and 2021 consists of current and deferred federal, state and foreign taxes as follows:

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Current:
Federal	$(243)	$230
State	(115)	(182)
Foreign	(37)	(113)
	(395)	(65)
Deferred:
Federal	(30,234)	4,412
State	(40)	711
Foreign	—	62
	(30,274)	5,185
Total benefit from income taxes	$(30,669)	$5,120

The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period (“ownership change”). In the event of such a deemed ownership change, Section 382 imposes an annual limitation on pre-ownership change tax attributes. On June 1, 2022, the Company experienced an ownership change. The Company completed a Section 382 analysis and determined that its tax attributes are limited and would require a valuation allowance. As a result, the Company recorded additional valuation allowance on its net operating loss and tax credits carryforwards of approximately $35.3 million (tax effected).

As of December 31, 2022, the Company’s U.S. consolidated federal NOL carryforwards on a tax return basis are approximately $117.6 million which can be carried forward indefinitely and, under the Act, limited to 80% of taxable income in any year in which it will be utilized. Due to the Section 382 limitation a partial valuation allowance has been recorded on its pre-ownership change net operating losses of approximately $12.2 million (tax effected).

Biotie Therapies, Inc. (“Biotie US”), a wholly owned subsidiary of Biotie Finland, files a separate company federal income tax return and has a net operating loss carryforward of approximately $120.8 million as of December 31, 2022. These losses, which begin to expire in 2026, were historically not more likely than not to be realized and had been fully offset with a full valuation allowance and therefore the limitation under Section 382 that occurred during 2022 had no further financial statement impact. In the fourth quarter, in connection with the liquidation proceedings of Biotie Finland Ltd the Company reversed both the deferred tax asset and related valuation allowance which also had no impact to tax expense.

The Company’s capital loss carryforward of approximately $42.3 million is fully offset with a valuation allowance. The capital loss carryforward will expire in 2026. Under Section 382, the utilization of this capital loss would be limited. The Company’s capital loss from tax year 2017 of approximately $428.7 million expired as of December 31, 2022 and accordingly the deferred tax asset and corresponding valuation allowance have been reversed.

The Company had available state NOL carryforwards of approximately $312.9 million and $304.8 million as of December 31, 2022 and 2021, respectively. The state losses are expected to begin to expire in 2027, although not all states conform to the federal carryforward period and occasionally limit the use of net operating losses for a period of time. Due to the Section 382 ownership change and limitation, a partial valuation allowance has been recorded on the unitary and certain separate state NOLs, of approximately $2.7 million.

The Company has $27.0 million of net operating loss carryforwards outside of the U.S. as of December 31, 2022, that begin to expire in 2023, all of which are fully reserved with a valuation allowance.

The Company’s U.S. federal research and development and orphan drug credit carryforwards of $35.1 million and $35.3 million as of December 31, 2022 and 2021, respectively, begin to expire in 2023. Due to the Section 382 limitation, a full valuation allowance has been recorded on the remaining balance. The Company does not expect to pay U.S. federal or state cash taxes as they are in a current year taxable loss.

The timing differences between the financial reporting and tax treatment of income and expenses results in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that any portion of the deferred tax asset will not be recoverable, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. The Company continued to maintain a full valuation allowance against its net U.S. and net foreign deferred tax assets of Biotie at December 31, 2022. The Company maintains a partial valuation allowance on the Acorda filling group's deferred balances. The Company had a net decrease of $86.5 million of valuation allowance. While the Company recognized a tax expense from recording additional valuation allowance due to the Section 382 limitation, there was an overall decrease in the valuation allowance balance which related to significant deferred tax asset reversals that had been fully reserved as of the beginning of the year. Accordingly, the reversal of the deferred tax asset and related valuation allowance for capital loss carryforwards, Biotie U.S. and other foreign net operating losses had no impact to tax expense.

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
U.S. federal statutory tax rate	21.0%	21.0%
State and local income taxes	(0.3)%	0.4%
Stock option compensation	(0.2)%	(0.1)%
Stock option shortfall	(8.8)%	(5.0)%
GILTI Inclusion	(8.3)%	—
Uncertain tax positions	0.4%	0.5%
Other nondeductible and permanent differences	(7.7)%	(2.6)%
U.S. write-off/expiration	(255.8)%	—
Valuation allowance, net of foreign tax rate differential	151.6%	(9.5)%
Biotie Finland cancellation of debt exclusion	21.7%	—
Federal return to provision differences	(0.6)%	—
Effective income tax rate	(87.0)%	4.7%

The Company’s overall effective tax rate is affected by the increase in the valuation allowance, the forfeitures of equity based compensation for which no tax deduction is recorded and inclusion of GILTI as a permanent item.

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

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforward	$74,576	$77,510
Capital loss carryforward	11,100	116,717
Tax credits	34,301	34,332
Stock based compensation	8,896	12,257
Contingent consideration	10,807	12,730
Employee compensation	1,438	1,513
Rebate and returns reserve	2,003	2,290
Capitalized R&D	1,191	10,696
Derivative liability	—	9
Other	5,421	7,656
Total deferred tax assets	$149,733	$275,710
Valuation allowance	(106,702)	(193,253)
Total deferred tax assets net of valuation allowance	$43,031	$82,457
Deferred tax liabilities:
Intangible assets	(77,876)	(83,930)
Convertible debt	(9,190)	(12,842)
Depreciation	(167)	400
Other	-	(15)
Total deferred tax liabilities	$(87,233)	$(96,387)
Net deferred tax liability	$(44,202)	$(13,930)

The Company follows authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Beginning of period balance	$6,370	$7,093
Increases for tax positions taken during a prior period	—	—
Decreases for tax positions taken during a prior period	(133)	(723)
Increases for tax positions taken during the current period	—	—
	$6,237	$6,370

Accrued interest and penalties would be disclosed within the related liabilities lines in the consolidated balance sheet and recorded as a component of income tax expense. All of its unrecognized tax benefits, if recognized, would impact the effective tax rate.

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

The beginning and ending amounts of valuation allowances reconcile as follows:

	Balance at			Balance at
(In thousands)	Beginning of Period	Additions	Deductions	End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2021	$186,491	10,028	(3,266)	$193,253
Year ended December 31, 2022	$193,253	233	(86,784)	$106,702

(16) Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021:

(In thousands, except per share data)	Year ended December 31, 2022	Year ended December 31, 2021
Basic and diluted
Net loss	$(65,916)	$(103,954)
Weighted average common shares outstanding used in computing net loss per share—basic	19,707	10,621
Plus: net effect of dilutive stock options and unvested restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	19,707	10,621
Net loss per share—basic	$(3.34)	$(9.79)
Net loss per share—diluted	$(3.34)	$(9.79)

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Denominator
Stock options and restricted common shares	996	1,199

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the years ended December 31, 2022 and 2021. Additionally, the impact of the convertible debt was determined to be anti-dilutive and excluded from the calculation of net income per diluted share for the years ended December 31, 2022 and 2021.

(17) Employee Benefit Plan

Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The plan includes an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. The Company’s expense related to the plan was $0.8 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

(18) Subsequent Events

Catalent Manufacturing Services Agreement

Effective January 1, 2023, the Company entered into a new manufacturing services agreement (as amended in March 2023, the “New MSA”) with Catalent and terminated, effective December 31, 2022, the prior Manufacturing Services Agreement, dated February 10, 2021 (the “2021 MSA”). Under the New MSA, Catalent will continue to manufacture Inbrija (levodopa inhalation powder) through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija, which is expected to be operational in 2026. Under the New MSA Company will be subject to purchase commitments in 2023 and 2024 of 15 and 24 batches of Inbrija, respectively, at a total cost of $10.5 million and $15.5 million, respectively. Thereafter, in 2025, the Company will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the United States and other markets. In addition, the Company will be obligated to pay Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7.

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. The Company has agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment. In addition to the operational readiness payment described above, the Company will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts.

The New MSA, unless earlier terminated, will continue until December 31, 2030, and will be automatically extended for successive two-year periods unless either the Company or Catalent provides the other with at least 18-months’ prior written notice of non-renewal. Either party may terminate the New MSA by written notice under certain circumstances, including material breach (subject to specified cure periods) or insolvency. The Company may also terminate the New MSA upon specified regulatory events and for convenience upon 180 days’ prior written notice.

The Company agreed to purchase from Catalent all of our requirements for Inbrija for the United States, Germany, Spain and Latin America, except in the case of termination or certain supply disruptions. For China, the Company is not required to purchase our supply from Catalent and may arrange for an alternate supplier. For other countries, the Company may be released from exclusivity as long as the Company purchases at least two batches from Catalent in the applicable year, subject to certain rights of first refusal on alternative source of supply arrangements.

Silicon Valley Bank

Silicon Valley Bank (“SVB”) was closed on Friday, March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. As of March 13, 2023, the Company had approximately $8.3 million on deposit with SVB, which represented approximately 22% of our unrestricted cash and cash equivalents as of December 31, 2022. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. As a result, we do not anticipate any losses with respect to our funds that had been deposited with SVB.

The Company continues to believe that its existing cash and cash equivalents balance and cash flow from operations will be sufficient to meet its working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond.

Alkermes Award Modification

In January 2023, the Company filed a petition in the District Court for the Southern District of New York to confirm and modify the arbitral award. In that arbitration, the arbitration panel found in the Company’s favor that Alkermes leveraged its patent to illegally obtain royalties beyond the life of the patent in which was a violation of federal law. The panel held that Alkermes’ conduct in continuing to charge royalties after the patent expired was unlawful per se and that the underlying agreements were unenforceable. The panel awarded the Company approximately $18.3 million, including interest, representing license royalties overpaid since July 2020. The Company is asking the District Court to confirm the Award, with modifications to the extent the panel disregarded federal law by declining to award royalties the Company paid prior to July 2020 and after July 2018, the date on which the panel found that the parties’ agreements were unenforceable as a matter of law. The Company is seeking restitution of the remaining illegal royalties that the panel found were demanded and collected by Alkermes in violation of the law in the amount of approximately $65 million together with pre- and post-award interest and costs. On February 8, 2023, Alkermes filed a brief opposing the relief requested in the Company’s petition and requesting that the award be confirmed without modification. The Company filed a brief in response on February 22, 2023. The District Court will likely schedule oral argument on the petition and render its decision sometime thereafter.

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

10.10*	Acorda Therapeutics 2016 Inducement Plan. Incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.
10.11*

Form of stock option certificate under the Acorda Therapeutics 2016 Inducement Plan. Incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

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

10.21*

Amendment dated January 6, 2022, to June 8, 2015 Employment Agreement by and between the Registrant and Lauren Sabella. Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

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

10.24*

Separation Agreement and General Release dated December 31, 2021, by and between the Registrant and Burkhard Blank, M.D. Incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

10.25*

Master Consulting Agreement, dated as of January 1, 2022, and Schedule #1 under the Master Consulting Agreement, by and between the Registrant and Burkhard Blank, M.D. Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

10.26*

Employment letter agreement, dated as of September 1, 2020, by and between the Registrant and Kerry Clem. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2021.

10.27*

Employment offer letter, dated November 4, 2021, by and between the Registrant and Michael Gesser. Incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

10.28*

Employment offer letter, dated November 4, 2021, by and between the Registrant and Neil Belloff. Incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

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

Exhibit No.	Description

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

10.51***

First Amendment to Manufacturing Services Agreement dated as of October 28, 2021, by and between the Registrant and Catalent Massachusetts, LLC. Incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

10.52***

Second Amendment to Manufacturing Services Agreement dated as of December 31, 2021, by and between the Registrant and Catalent Massachusetts, LLC. Incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

10.53***

Manufacturing Services Agreement, dated September 30, 2010, and First Amendment to Manufacturing Services Agreement, dated as of August 29, 2011, by and between the Registrant and Patheon, Inc., as amended by Amendment No. 1, dated as of August 29, 2011.

10.54***	Settlement and Release Agreement, dated December 31, 2022, by and between the Registrant and Catalent Massachusetts LLC.
10.55***	Manufacturing Services Agreement, effective January 1, 2023, by and between the Registrant and Catalent Massachusetts LLC.
10.56***	First Amendment to the Manufacturing Services Agreement dated March 9, 2023, by and between the Registrant and Catalent Massachusetts LLC.
10.57***	Amended and Restated Termination Letter, dated March 9, 2023, by and between the Registrant and Catalent Massachusetts LLC.
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.

Exhibit No.	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2023.

Acorda Therapeutics, Inc.

/s/ Ron Cohen, M.D.
Ron Cohen, M.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023
Ron Cohen, M.D.

/s/ Michael Gesser, M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2023
Michael Gesser, M.B.A.

/s/ Peder K. Jensen, M.D.	Director	March 14, 2023
Peder K. Jensen, M.D.

/s/ John P. Kelley	Director and Chair	March 14, 2023
John P. Kelley

/s/ Sandra Panem, Ph.D.	Director	March 14, 2023
Sandra Panem, Ph.D.

/s/ Lorin J. Randall	Director	March 14, 2023
Lorin J. Randall

/s/ John Varian	Director	March 14, 2023
John Varian