Form 10-Q
period 2023-06-30
Acorda Therapeutics, Inc.
filed 2023-08-09
CIK 1008848

we

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2023
Common Stock, $0.001 par value per share	1,242,098 shares

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward‑looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that such statements involve risks and uncertainties, including: We may not be able to successfully market Inbrija, Ampyra, or any other products that we may develop; our ability to attract and retain key management and other personnel, or maintain access to expert advisors; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures and take other actions which are necessary for us to continue as a going concern; risks related to the successful implementation of our business plan, including the accuracy of our key assumptions; risks related to our corporate restructurings, including our ability to outsource certain operations, realize expected cost savings and maintain the workforce needed for continued operations; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third-party manufacturers for the production of commercial supplies of Inbrija and Ampyra; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; reliance on collaborators and distributors to commercialize Inbrija and Ampyra outside the U.S.; our ability to satisfy our obligations to distributors and collaboration partners outside the U.S. relating to commercialization and supply of INBRIJA and AMPYRA; competition for Inbrija and Ampyra, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra following our loss of patent exclusivity; the ability to realize the benefits anticipated from acquisitions because, among other reasons, acquired development programs are generally subject to all the risks inherent in the drug development process and our knowledge of the risks specifically relevant to acquired programs generally improves over time; the risk of unfavorable results from future studies of Inbrija (levodopa inhalation powder) or from other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative, or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class-action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third-party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022, particularly in the “Risk Factors” section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make. Forward-looking statements in this report are made only as of the date hereof, and we disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the date of this report except as may be required by law.

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

PART I

Item 1. Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,270	$37,536
Restricted cash	828	6,884
Trade accounts receivable, net of allowances of $875 and $842, as of June 30, 2023 and December 31, 2022, respectively	13,390	13,866
Prepaid expenses	5,480	4,312
Inventory, net	14,797	12,752
Other current assets	5,149	6,765
Total current assets	64,914	82,115
Property and equipment, net of accumulated depreciation	2,163	2,603
Intangible assets, net of accumulated amortization	289,700	305,087
Right of use asset, net of accumulated amortization	4,765	5,287
Restricted cash	255	255
Other non-current assets	2,899	248
Total assets	$364,696	$395,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,175	$9,809
Accrued expenses and other current liabilities	21,822	23,680
Current portion of lease liabilities	1,567	1,545
Current portion of acquired contingent consideration	3,274	2,532
Deferred revenue	548	384
Total current liabilities	30,386	37,950
Convertible senior notes	176,164	167,031
Non-current portion of acquired contingent consideration	35,226	38,668
Non-current portion of lease liabilities	3,764	4,341
Deferred tax liability	39,556	44,202
Other non-current liabilities	11,732	9,781
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares at June 30, 2023 and December 31, 2022; no shares issued as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value per share. Authorized 3,083,333 shares at June 30, 2023 and December 31, 2022; issued 1,242,376 shares, including those held in treasury, as of June 30, 2023 and December 31, 2022, respectively	1	24
Treasury stock at cost (278 shares at June 30, 2023 and December 31, 2022)	(638)	(638)
Additional paid-in capital	1,030,103	1,029,881
Accumulated deficit	(962,478)	(936,273)
Accumulated other comprehensive income	880	628
Total stockholders’ equity	67,868	93,622
Total liabilities and stockholders’ equity	$364,696	$395,595

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended June 30, 2023	Three-month period ended June 30, 2022	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Revenues:
Net product revenues	$25,965	$27,484	$44,684	$46,059
Royalty revenues	3,687	3,567	7,215	7,526
License revenues	23	—	34	—
Total net revenues	29,675	31,051	51,933	53,585
Costs and expenses:
Cost of sales	3,065	8,800	6,299	14,768
Research and development	1,550	1,525	2,936	3,219
Selling, general and administrative	21,825	30,067	44,339	57,005
Amortization of intangible assets	7,691	7,691	15,382	15,382
Change in fair value of derivative liability	—	(7)	—	(37)
Changes in fair value of acquired contingent consideration	(824)	(3,110)	(1,915)	(6,133)
Total operating expenses	33,307	44,966	67,041	84,204
Operating loss	(3,632)	(13,915)	(15,108)	(30,619)
Other income (expense), net:
Interest and amortization of debt discount expense	(7,773)	(7,474)	(15,344)	(15,036)
Interest income	58	20	151	21
Other income	2	1,250	94	1,250
Realized loss on foreign currency transactions	(1)	—	(1)	—
Total other expense, net	(7,714)	(6,204)	(15,100)	(13,765)
Loss before taxes	(11,346)	(20,119)	(30,208)	(44,384)
Benefit from (provision for) income taxes	1,965	(26,563)	4,003	(26,821)
Net loss	$(9,381)	$(46,682)	$(26,205)	$(71,205)

Net loss per share—basic	$(7.55)	$(54.01)	$(21.10)	$(97.33)
Net loss per share—diluted	$(7.55)	$(54.01)	$(21.10)	$(97.33)
Weighted average common shares outstanding used in computing net loss per share—basic	1,242	864	1,242	732
Weighted average common shares outstanding used in computing net loss per share—diluted	1,242	864	1,242	732

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended June 30, 2023	Three-month period ended June 30, 2022	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Net loss	$(9,381)	$(46,682)	$(26,205)	$(71,205)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	161	1,306	252	1,755
Other comprehensive income (loss), net of tax	161	1,306	252	1,755
Comprehensive income (loss)	$(9,220)	$(45,376)	$(25,953)	$(69,450)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2023 and 2022

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at December 31, 2022	1,242	$24	$(638)	$1,029,881	$(936,273)	$628	$93,622
Compensation expense for issuance of stock options to employees	—	—	—	71	—	—	71
Other comprehensive income, net of tax	—	—	—	—	—	91	91
Net loss	—	—	—	—	(16,824)	—	(16,824)
Balance at March 31, 2023	1,242	$24	$(638)	$1,029,952	(953,097)	$719	$76,960
Compensation expense for issuance of stock options to employees	—	—	—	128	—	—	128
Reverse Stock Split Adjustment	—	(23)	—	23	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	161	161
Net loss	—	—	—	—	(9,381)	—	(9,381)
Balance at June 30, 2023	1,242	$1	$(638)	$1,030,103	$(962,478)	$880	$67,868

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at December 31, 2021	687	$13	$(638)	$1,023,136	$(870,357)	$(1,017)	$151,137
Compensation expense for issuance of stock options to employees	—	—	—	181	—	—	181
Compensation expense for issuance of restricted stock to employees	2	—	—	304	—	—	304
Other comprehensive income, net of tax	—	—	—	—	—	449	449
Net loss	—	—	—	—	(24,522)	—	(24,522)
Balance at March 31, 2022	689	$13	$(638)	$1,023,621	$(894,879)	$(568)	$127,548
Compensation expense for issuance of stock options to employees	—	—	—	128	—	—	128
Interest payment for convertible notes	550	11	—	5,252	—	—	5,263
Other comprehensive income, net of tax	—	—	—	—	—	1,306	1,306
Net loss	—	—	—	—	(46,682)	—	(46,682)
Balance at June 30, 2022	1,239	$24	$(638)	$1,029,001	$(941,561)	$738	$87,563

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Cash flows from operating activities:
Net loss	$(26,205)	$(71,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	199	956
Amortization of debt discount and debt issuance costs	9,133	8,278
Depreciation and amortization expense	15,826	16,976
Non-cash lease expense	(33)	—
Change in acquired contingent consideration obligation	(1,915)	(6,133)
Non-cash royalty revenue	—	(4,762)
Deferred tax (benefit) provision	(4,003)	26,884
Change in derivative liability	—	(37)
Changes in assets and liabilities:
Decrease in accounts receivable	420	2,732
Decrease (increase) in prepaid expenses and other current assets	505	(1,214)
(Increase) decrease in inventory	(2,045)	3,227
Increase in other assets	(2,651)	(237)
Decrease in accounts payable, accrued expenses, and other current liabilities	(9,757)	(3,211)
Increase (decrease) in other non-current liabilities	1,952	(405)
Net cash used in operating activities	(18,574)	(28,151)
Cash flows from investing activities:
Purchases of property and equipment	—	(109)
Net cash (used in) provided by investing activities	—	(109)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	252	(468)
Net decrease in cash, cash equivalents, and restricted cash	(18,322)	(28,728)
Cash, cash equivalents and restricted cash at beginning of period	44,675	65,223
Cash, cash equivalents and restricted cash at end of period	$26,353	$36,495
Supplemental disclosure:
Cash paid for interest	$6,210	$947
Cash paid for taxes	788	133

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

On June 2, 2023, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-20 reverse stock split and a proportionate reduction in the number of authorized shares from 61,666,666 to 3,083,333. The Company’s common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on June 5, 2023. The reverse stock split applied equally to all outstanding shares of the common stock and did not modify the rights or preferences of the common stock. All figures in this report relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the reverse stock split.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10, and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated potential subsequent events through the date of this filing. Operating results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2022 consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2022. Effective January 1, 2022, the Company adopted ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” The Company’s significant accounting policies have not changed materially from December 31, 2022.

Restricted Cash

At June 30, 2023, the Company held restricted cash consisting of $0.3 million related to cash collateralized standby letters of credit in connection with obligations under facility leases and $0.8 million to cover the Company’s self-funded employee health insurance.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Six-month period ended June 30, 2023		Six-month period ended June 30, 2022

(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$37,536	$25,270	$45,634	$23,127
Restricted cash	6,884	828	13,400	13,113
Restricted cash non-current	255	255	6,189	255
Total Cash, cash equivalents, and restricted cash per statement of cash flows	$44,675	$26,353	$65,223	$36,495

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

There were no investments classified as short-term or long-term at June 30, 2023 or December 31, 2022.

Inventory

The following table provides the major classes of inventory:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$9,102	$6,212
Finished goods	5,695	6,540
Total	$14,797	$12,752

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, and significant negative economic trends. The decline in the trading price of the Company’s common stock during the six-month period ended June 30, 2023, and related decrease in the Company’s market capitalization, was determined to be a triggering event in connection with the Company’s review of the recoverability of its long-lived assets for the six-month period ended June 30, 2023. The Company performed a recoverability test as of June 30, 2023 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets compared to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. During the six-month period ended June 30, 2023, no other impairment indicators were noted by the Company. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

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

At June 30, 2023, the Company had $25.3 million of cash and cash equivalents, compared to $37.5 million at December 31, 2022. The Company’s June 30, 2023 cash and cash equivalents balance does not include $1.1 million of restricted cash, of which $0.8 million is related to self-funded employee health insurance and $0.3 million is related to collateralized standby letters of credit. The Company incurred a net loss of $26.2 million for the six-month period ended June 30, 2023.

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

In June 2022, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that it was not in compliance with Nasdaq’s listing rule 5450(a)(1), which requires that listed securities maintain a minimum closing bid price of at least $1.00 per share (the “Minimum bid requirement”). On June 2, 2023, the Company effected a 1-for-20 reverse stock split of the shares of its outstanding common stock and proportionate reduction in the number of authorized shares of common stock from 61,666,666 to 3,083,333. On June 26, 2023, the Company announced that it had received notice from the Nasdaq notifying the Company that, as of June 20, 2023, the Company had regained compliance with the Minimum bid requirement.

The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance date of these financial statements. However, the Company’s future requirements may change and will depend on numerous factors, some of which may be beyond the Company’s control.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were subsequent events that required disclosure in these financial statements. See Note 13 to the Company’s Consolidated Financial Statements included in this report for a discussion of subsequent events.

Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models that require separate accounting for embedded conversion features. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. ASU 2020-06 is effective for smaller reporting companies for fiscal periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

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

As of June 30, 2023, the Company had contract liabilities of $8.2 million, as compared to $6.2 million as of June 30, 2022, which are comprised of the upfront payments received under the terms of the Company’s supply and distribution agreements with Hangzhou Chance Pharmaceuticals Co., Ltd. (“Chance”) and Esteve Pharmaceuticals GmbH (“Esteve Germany”) related to the commercialization of Inbrija in China and Germany, respectively. As of June 30, 2023, approximately $0.5 million of the contract liability balance is expected to be recognized as revenue from the remaining performance obligations over the next 12 months for the Esteve Germany agreement as goods are shipped. The Company expects to recognize the remaining balance over the next 9 years. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

The Company did not recognize any revenues during the period ended June 30, 2023 from its distribution agreement with Chance.

The following table disaggregates the Company’s revenue by major source. The Company’s Royalty Revenue set forth below relates to Fampyra royalties payable under the Company’s License and Collaboration Agreement with Biogen and the royalties payable from Neurelis Inc. for sales of Valtoco which is expected to wind down in the third quarter of 2023.

(In thousands)	Three-month period ended June 30, 2023	Three-month period ended June 30, 2022	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Revenues:
Net product revenues:
Ampyra	$16,913	$18,178	$29,519	$33,082
Inbrija	8,285	7,437	13,872	11,108
Inbrija ex-U.S.	767	1,868	1,293	1,868
Total net product revenues	25,965	27,484	44,684	46,059
Royalty revenues	3,687	3,567	7,215	7,526
License Revenue	23	—	34	—
Total net revenues	$29,675	$31,051	$51,933	$53,585

(4) Share-Based Compensation

During the three‑month periods ended June 30, 2023 and 2022, the Company recognized share-based compensation expense of $0.1 million and $0.5 million, respectively. During the six-month periods ended June 30, 2023 and 2022, the Company recognized share-based compensation expense of $0.2 million and $1.0 million, respectively. Activity in options and restricted stock during the six-month period ended June 30, 2023 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended June 30, 2023 and 2022 were approximately $10.35 and $11.55, respectively. The weighted average fair value per share of options granted to employees for the six-month periods ended June 30, 2023 and 2022 were approximately $9.86 and $17.05, respectively.

The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	For the three-month period ended June 30,		For the six-month period ended June 30,
(In thousands)	2023	2022	2023	2022
Research and development expense	$4	$25	$5	$52
Selling, general and administrative expense	124	446	195	903
Cost of Sales	—	—	—	1
Total	$128	$471	$200	$956

A summary of share-based compensation activity for the six-month period ended June 30, 2023 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2023	52	$1,571.06	—	—
Granted	61	12.32	—	—
Cancelled	(5)	2,809.49	—	—
Exercised	—	—	—	—
Balance at June 30, 2023	108	$617.70	7.9	$57,580
Vested and expected to vest at June 30, 2023	106	$623.96	7.9	$56,855
Vested and exercisable at June 30, 2023	715	$1,484.71	5.5	$16,922

Unrecognized compensation cost for unvested stock options, restricted stock awards, and restricted stock units as of June 30, 2023 totaled $0.7 million and is expected to be recognized over a weighted average period of approximately 1.6 years.

During the six‑month period ended June 30, 2023, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2023 and 2022:

(In thousands, except per share data)	Three-month period ended June 30, 2023	Three-month period ended June 30, 2022	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Basic and diluted
Net loss—basic	$(9,381)	$(46,682)	$(26,205)	$(71,205)
Net income (loss)—diluted	$(9,381)	$(46,682)	$(26,205)	$(71,205)

Weighted average common shares outstanding used in computing net loss per share—basic	1,242	864	1,242	732
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	1,242	864	1,242	732
Net loss per share—basic	$(7.55)	$(54.01)	$(21.10)	$(97.33)
Net loss per share—diluted	$(7.55)	$(54.01)	$(21.10)	$(97.33)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended June 30, 2023	Three-month period ended June 30, 2022	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Denominator
Stock options and restricted common shares	100	59	100	59

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three- and six-month periods ended June 30, 2023 and 2022. Additionally, the impact of the 2024 Notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three- and six-month periods ended June 30, 2023 and 2022.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance and expense recorded on the equity forfeiture.

For the three-month periods ended June 30, 2023 and 2022, the Company recorded a benefit of $2.0 million and a provision of ($26.6) million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended June 30, 2023 and 2022 were 17.3% and (132.0%), respectively. The variances in the effective tax rates for the three-month period ended June 30, 2023, as compared to the three-month period ended June 30, 2022, was primarily due to an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, as a result of the deemed ownership that occurred in the prior year under IRS Section 382 which required a valuation allowance to be recorded on the Company’s tax attributes and the forfeitures of equity of which no tax deduction is recorded.

For the six-month periods ended June 30, 2023 and 2022, the Company recorded a benefit of $4.0 million and a provision of ($26.8) million for income taxes, respectively. The effective income tax rates for the Company for the six-month periods ended June 30, 2023 and 2022 were 13.3% and (60.4%), respectively. The variances in the effective tax rates for the six-month period ended June 30, 2023, as compared to the six-month period ended June 30, 2022, was primarily due to an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, as a result of the deemed ownership that occurred in the prior year under IRS Section 382 which required a valuation allowance to be recorded on the Company’s tax attributes and the forfeitures of equity of which no tax deduction is recorded.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas Therapeutics, Inc. (“Civitas”) which are valued using a probability weighted discounted cash flow valuation approach. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at June 30, 2023, except for the fair value of the Company’s 2024 Notes, which was approximately $157.3 million as of June 30, 2023. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
June 30, 2023
Assets Carried at Fair Value:
Money market funds	$—	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	38,500
December 31, 2022
Assets Carried at Fair Value:
Money market funds	$15,322	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	41,200

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended June 30, 2023	Three-month period ended June 30, 2022	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Acquired contingent consideration:
Balance, beginning of period	$39,800	$46,400	$41,200	$49,600
Fair value change to contingent consideration included in the statement of operations	(824)	(3,110)	(1,915)	(6,133)
Royalty payments	(476)	(390)	(785)	(567)
Balance, end of period	$38,500	$42,900	$38,500	$42,900

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), a U.S. Food and Drug Administration (“FDA”) approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, and (ii) discount period and rate. The milestone payments ranged from $0 million to $15 million for Inbrija. The discount rate used in the valuation was 22% for the three- and six-month periods ended June 30, 2023 and 2022. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the six-month periods ended June 30, 2023 and 2022, changes in the fair value of the acquired contingent consideration were primarily due to change in projected revenue and the recalculation of cash flows for the passage of time.

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

Derivative Liability

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the 2024 Notes:

(In thousands)	Three-month period ended June 30, 2023	Three-month period ended June 30, 2022	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Derivative Liability-Conversion Option:
Balance, beginning of period	$—	$7	$—	$37
Fair value adjustment	—	(7)	—	(37)
Balance, end of period	$—	$—	$—	$—

During 2019, a derivative liability was initially recorded as a result of the issuance of the 2024 Notes (See Note 10 to the Consolidated Financial Statements included in this report for more information on the 2024 Notes). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the 2024 Notes, (3) historical volatility of the share price, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the 2024 Notes with the conversion feature as compared to the fair value of the 2024 Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the 2024 Notes that did not meet the conditions for equity classification at the time of issuance. As a result, these features were aggregated and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations.

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be $18.3 million which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020 net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of June 30, 2023. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the six-month period ended June 30, 2023.

(8) Investments

There were no available-for-sale investments at June 30, 2023 and December 31, 2022, respectively.

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

The Company did not have a liability related to the sale of future royalties for the periods ending June 30, 2023 and 2022, respectively.

The following table shows the activity within the liability account for the six-month period ended June 30, 2023 and 2022, respectively:

(In thousands)	June 30, 2023	June 30, 2022
Liability related to sale of future royalties - beginning balance	$—	$4,460
Deferred transaction costs amortized	—	33
Non-cash royalty revenue payable to HCRP	—	(4,739)
Non-cash interest expense recognized	—	246
Liability related to sale of future royalties - ending balance	$—	$—

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

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1. On June 1, 2023, the Company made a cash interest payment of approximately $6.2 million in satisfaction of the interest payment due on June 1, 2023 which was made out of restricted cash. Following the June 1, 2023 interest payment, the Company no longer has the option to pay interest on the 2024 Notes in its common stock and the Company has fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes.

The 2024 Notes are convertible at the option of the holder into shares of common stock of the Company at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The adjusted conversion rate for the 2024 Notes is 2.3810 shares of the Company’s common stock per $1,000 principal amount of 2024 Notes, representing an adjusted conversion price of approximately $420.00 per share of common stock. The conversion rate was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020, and adjusted again to reflect the 1-for-20 reverse split effected on June 2, 2023.

The Company may elect to settle conversions of the 2024 Notes in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. In addition, the Company will have the right to cause all 2024 Notes then outstanding to be converted automatically if the volume-weighted average price per share of the Company’s common stock equals or exceeds 130% of the adjusted conversion price of approximately $420 per share for a specified period of time and certain other conditions are satisfied.

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

The Company assessed all terms and features of the 2024 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2024 Notes, including the conversion, put and call features. The Company concluded the conversion features required bifurcation as a derivative. The fair value of the conversion features derivative was determined based on the difference between the fair value of the 2024 Notes with the conversion options and the fair value of the 2024 Notes without the conversion options using a binomial model. The Company determined that the fair value of the derivative upon issuance of the 2024 Notes was $59.4 million and recorded this amount as a derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the 2024 Notes on the closing date, or December 24, 2019. There are several embedded features within the 2024 Notes that did not meet the conditions for equity classification at the time of issuance. As a result, these features were aggregated together and recorded as the derivative liability conversion option. The conversion feature is measured at fair value on a quarterly basis and the changes in the fair value of the conversion feature for the period will be recognized in the consolidated statements of operations.

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of such approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of June 30, 2023.

The outstanding 2024 Notes balances as of June 30, 2023 and December 31, 2022 consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(30,836)	(39,969)
Net carrying amount	$176,164	$167,031
Equity component	$18,257	$18,257
Derivative liability-conversion option	$—	$—

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the three and six-month periods ended June 30, 2023, the Company recognized $7.8 million and $15.3 million, respectively, of interest expense related to the 2024 Notes at the effective interest rate of 18.13%. The fair value of the Company’s 2024 Notes was approximately $157.3 million as of June 30, 2023.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the three- and six-month periods ended June 30, 2023 and 2022:

(In thousands)	Three-month period ended June 30, 2023	Three-month period ended June 30, 2022	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Contractual interest expense	$3,105	$3,105	$6,210	$6,210
Amortization of debt issuance costs	332	278	649	543
Amortization of debt discount	4,336	3,631	8,484	7,105
Total interest expense	$7,773	$7,014	$15,343	$13,858

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. The Company’s leases have remaining lease terms of 3.5 years to 5.0 years.

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

In July 2023, the Company sublet to a third party approximately 13,000 square feet (approximately 49%) of its lab space at the Waltham, Massachusetts location. See Note 13 to the Consolidated Financial Statements for more information on this subsequent event.

The Company’s leases have remaining lease terms of 3.5 years to 5.0 years, which reflects the exercise of the early termination of the Company’s Ardsley, New York lease as described above. The weighted-average remaining lease term for the Company’s operating leases was 3.9 years at June 30, 2023. The weighted-average discount rate was 7.9% at June 30, 2023.

ROU assets and lease liabilities related to the Company’s operating leases are as follows:

(In thousands)	Balance Sheet Classification	June 30, 2023	December 31, 2022
Right-of-use assets	Right of use assets	$4,765	$5,287
Current lease liabilities	Current portion of lease liabilities	1,567	1,545
Non-current lease liabilities	Non-current portion of lease liabilities	3,764	4,341

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended June 30, 2023	Three-month period ended June 30, 2022	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Operating lease cost	$444	$1,482	$894	$2,959
Variable lease cost	103	968	203	1,827
Short-term lease cost	1	5	1	6
Total lease cost	$548	$2,455	$1,098	$4,792

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2023 (excluding the three months ended June 30, 2023)	$773
2024	1,588
2025	1,633
2026	1,678
2027	357
Later years	182
Total lease payments	6,211
Less: Imputed interest	(880)
Present value of lease liabilities	$5,331

Supplemental cash flow information related to the Company’s operating leases are as follows:

(In thousands)	Six-month period ended June 30, 2023	Six-month period ended June 30, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$386	$6,039

(12) Commitments and Contingencies

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

In December 2021, the Company and Catalent entered into an amendment of the 2021 MSA that adjusted the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period was replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap that corresponds to its original minimum purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021. As a result of the amendment, payments to Catalent for product delivered during the Adjustment Period were approximately $8.4 million less than the $17 million minimum inventory purchase obligation for that period.

On December 31, 2022, the Company and Catalent entered into a termination letter, which was subsequently amended and restated in March 2023, to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, the Company is obligated to pay a $4 million termination fee to Catalent, payable in April 2024. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that were delivered in the first quarter of 2023.

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

During the quarter ended June 30, 2023, the Company incurred approximately $4.2 million of purchase commitments with Catalent, of which $2.8 million was recognized as new purchases, $0.5 million was previously recognized as other current assets and has been reclassified as inventory, and $0.9 million is recognized as other current assets. The Company did not recognize any purchase commitments in cost of sales within its consolidated statement of operations for the period.

(13) Subsequent Events

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

Sublease of the Waltham Facility

In July 2023, the Company sublet to a third party approximately 13,000 square feet (roughly half) of its lab space at the Waltham, Massachusetts location. The sublease commenced on August 1, 2023, and will last for the remainder of the Company’s lease agreement through 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 15, 2023. In addition, you should read the “Risk Factors” and the disclaimers regarding forward-looking statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million people in Europe are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. The U.S. Food and Drug Administration (“FDA”) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. U.S. net revenue for Inbrija was $8.3 million for the quarter ended June 30, 2023 and $7.4 million for the quarter ended June 30, 2022.

Inbrija is also approved for use in the European Union (“EU”). The European Medicines Agency approved Inbrija dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the EU approval, Inbrija is indicated for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America, and China, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. Net revenues for ex-U.S. Inbrija sales were $0.8 million for the quarter ended June 30, 2023.

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

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $16.9 million for the quarter ended June 30, 2023 and $18.2 million for the quarter ended June 30, 2022.

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH, or Biogen, under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia, and the Americas. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen, and these challenges could lead to generic competition for Fampyra. Notwithstanding patent challenges in Germany, a generic drug manufacturer has launched a competing product in Germany, which will likely result in a decline in Fampyra royalties in that country.

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

On December 31, 2022, we entered into a termination letter, which was subsequently amended and restated in March 2023, to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, we are obligated to pay a $4 million termination fee to Catalent, payable in April 2024. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that were delivered in the first quarter of 2023.

Effective January 1, 2023, we entered into a new manufacturing services agreement with Catalent, which was subsequently amended in March 2023 (as amended in March 2023, the “New MSA”). Under the New MSA, Catalent will continue to manufacture Inbrija through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term worldwide manufacturing requirements of Inbrija. We will be subject to purchase commitments in 2023 and 2024 of 15 and 24 batches of Inbrija, respectively, at a total cost of $10.5 million and $15.5 million, respectively. Thereafter, in 2025, we will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the U.S. and other markets.

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

The manufacturing services agreement contains customary representations, warranties and covenants, including with respect to the ownership of any intellectual property created pursuant to the manufacturing services agreement, as well as provisions relating to ordering, payment and shipping terms, regulatory matters, reporting obligations, indemnity, confidentiality, and other matters.

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

Financial Management

As of June 30, 2023, we had cash, cash equivalents, and restricted cash of approximately $26.4 million. Restricted cash includes $1.1 million, of which $0.8 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit. On June 1, 2023, we made a cash interest payment of approximately $6.2 million in satisfaction of the interest payment due on June 1, 2023, which was made out of restricted cash. Following the June 1, 2023 interest payment, we no longer have the option to pay interest on the 2024 Notes in our common stock and we have fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes.

Reverse Stock Split

In June 2022, we were notified by The Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq’s listing rule 5450(a)(1), which requires that listed securities maintain a minimum closing bid price of at least $1.00 per share (the “Minimum bid requirement”). On June 2, 2023, we effected a 1-for-20 reverse stock split of the shares of our outstanding common stock and proportionate reduction in the number of authorized shares of our common stock from 61,666,666 to 3,083,333. On June 26, 2023, we announced that we had received notice from the Nasdaq notifying us that, as of June 20, 2023, we had regained compliance with the Minimum bid requirement.

The reverse stock split applied equally to all outstanding shares of the common stock and did not modify the rights or preferences of the common stock. The reverse stock split also resulted in a corresponding adjustment to outstanding equity awards as well as shares reserved for future issuance under our incentive compensation plans. All figures in this report relating to shares of our common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the 1-for-20 reverse stock split of our common stock.

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

Inbrija and ARCUS

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. The FDA approved Inbrija for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. U.S. net revenue for Inbrija was $8.3 million for the quarter ended June 30, 2023 and $7.4 million for the quarter ended June 30, 2022. Inbrija utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies.

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

We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America, and China, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals, S.A. (“Esteve Spain”) and Esteve Pharmaceuticals GmbH (“Esteve Germany”) to commercialize Inbrija in Spain and Germany and we received a €5 million (approximately $5.9 million) upfront payment, and we are entitled to receive sales-based milestones. Under the terms of both the Esteve Spain and Esteve Germany supply agreements, we are entitled to receive a significant double-digit percentage of the Inbrija selling price in exchange for supply of the product. Esteve Germany and Esteve Spain launched Inbrija in Germany in June 2022 and in Spain in February 2023, respectively. Net revenues for ex-U.S. Inbrija sales were $0.8 million for the quarter ended June 30, 2023.

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

In May 2023, we entered into a distribution agreement and a commercial supply agreement with Hangzhou Chance Pharmaceuticals Co., Ltd (“Chance”), for the exclusive distribution of Inbrija in China. Chance is obligated to use commercially reasonable efforts to market Inbrija in China. The agreements remain in effect until the earlier of (a) the last commercial sale of Inbrija on a jurisdiction- by- jurisdiction basis, and (b) 12 years from the effective date of the agreements, subject to customary termination for insolvency and certain other termination rights. We received a non-refundable upfront payment of $2.5 million, and a near term milestone payment of up to $6 million, depending on the clinical study requirements to be determined by the Chinese National Medical Products Administration (NMPA). We will also receive $3 million upon regulatory approval of Inbrija in China, up to $132.5 million in sales milestones based on specified sales volumes, and a fixed fee for each carton of Inbrija supplied to Chance.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $16.9 million for the quarter ended June 30, 2023 and $18.2 million for the quarter ended June 30, 2022.

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

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen under a license and collaboration agreement that we entered into in June 2009. Fampyra has been approved in a number of countries across Europe, Asia, and the Americas. Biogen initiated a commercial launch of Fampyra in China in 2022. Our Fampyra patents have been challenged in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen. Fampyra currently faces generic competition in Germany, notwithstanding that certain of the Germany Fampyra Patents remain in effect, and challenges to the Fampyra patents could lead to additional generic competition with Fampyra in Germany and other countries.

Under our agreement with Biogen, we are entitled to receive double-digit tiered royalties on net sales of Fampyra and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future.

Results of Operations

Three-Month Period Ended June 30, 2023 Compared to June 30, 2022

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies and distributors. We recognized net revenues from the U.S. sales of Inbrija of $8.3 million and $7.4 million for the three-month periods ended June 30, 2023 and 2022, respectively, an increase of $0.9 million, or 11%. The increase in Inbrija net revenues of $0.9 million was composed of a decrease in volume of $0.2 million, partially offset by net price increase and discount and allowance adjustments of $1.1 million for the three-month period ended June 30, 2023. Additionally, we recognized revenues from our supply agreements with Esteve Germany and Esteve Spain for sales in ex-U.S. of $0.8 million and $1.9 million for the three-month periods ended June 30, 2023 and 2022, respectively.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $16.9 million and $18.2 million for the three-month periods ended June 30, 2023 and 2022, respectively, a decrease of $1.3 million, or 7%. The decrease in Ampyra net revenues of $1.3 million was composed of a decrease in volume of $1.9 million, partially offset by net price increase and discount and allowance adjustments of $0.6 million for the three-month period ended June 30, 2023.

Discounts and Allowances on Sales

Discounts and allowances for both Inbrija and Ampyra are included as an offset in net revenues consisting of allowances for customer credits, including estimated chargebacks, rebates, and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Patient Protection and Affordable Care Act. Discounts and allowances may increase as a percentage of sales as we enter into new managed care contracts in the future.

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

Royalty Revenues

We recognized $3.7 million and $3.6 million in royalty revenues for the three-month periods ended June 30, 2023 and 2022, respectively, an increase of $0.1 million or 3%.

License Revenues

We recognized negligible license revenue and no license revenues for the three-month periods ended June 30, 2023 and 2022, respectively.

Cost of Sales

We recorded cost of sales of $3.1 million for the three-month period ended June 30, 2023 as compared to $8.8 million for the three-month period ended June 30, 2022. Cost of sales for the three-month period ended June 30, 2023 consisted primarily of $2.8 million in inventory costs related to recognized revenues and $0.3 million in other period costs. Cost of sales for the three-month period ended June 30, 2022 consisted primarily of $8.5 million in inventory costs related to recognized revenues, $0.2 million in royalty fees based on net product shipments, and $0.1 million in other period costs.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended June 30, 2023 and 2022.

Research and Development

Research and development expenses for the three-month periods ended June 30, 2023 and June 30, 2022 were $1.6 million and $1.5 million, respectively.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended June 30, 2023 were $9.6 million compared to $10.7 million for the three-month period ended June 30, 2022, a decrease of approximately $1.1 million, or 11%. The decrease was primarily due to a decrease in marketing-related spending of $0.5 million for Inbrija, a decrease in salaries and benefits of $0.5 million, and a decrease in spending for Ampyra and other selling related expenses of $0.1 million.

General and administrative expenses for the three-month period ended June 30, 2023 were $12.2 million compared to $19.3 million for the three-month period ended June 30, 2022, a decrease of approximately $7.1 million, or 37%. The decrease was primarily due to a decrease in rent and facility costs of $2.5 million, a decrease of $2 million in professional fees, a decrease in salaries and benefits of $1.3 million, and a decrease of $1.2 million in other departmental spending.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 2024 Notes. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded no income due to the change in the fair value of the derivative liability for the three-month period ended June 30, 2023. Income was negligible for the change in the fair value of the derivative liability for the three-month period ended June 30, 2022.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded a gain relating to changes in the fair value of our acquired contingent consideration of $0.8 million for the three-month period ended June 30, 2023 as compared to income of $3.1 million for the three-month period ended June 30, 2022. The changes in the fair value of the acquired contingent consideration were primarily due to the change in projected revenue and the recalculation of cash flows for the passage of time, as well as an increase in the discount rate.

Other Expense, Net

Other expense, net was $7.7 million and $6.2 million for the three-month periods ended June 30, 2023 and 2022, respectively. Nearly all other expense, net was interest on the 2024 Notes.

Benefit from/(Provision for) Income Taxes

For the three-month periods ended June 30, 2023 and 2022, we recorded a benefit from income taxes of $2 million and a provision for income taxes of ($26.6) million, respectively. The effective income tax rates for the three-month periods ended June 30, 2023 and 2022 were 17.3% and (132.0)%, respectively.

The variance in the effective tax rates for the three-month period ended June 30, 2023 as compared to the three-month period ended June 30, 2022 was due primarily to an increase during the second quarter of 2022 in the existing valuation allowance recorded on our deferred tax assets for which no tax benefit can be recognized, as a result of the deemed ownership that occurred in the prior year under IRS Section 382 which required a valuation allowance to be recorded on the Company’s tax attributes and the forfeitures of equity of which no tax deduction is recorded.

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

Six-Month Period Ended June 30, 2023 Compared to June 30, 2022

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies and distributors. We recognized net revenues from the U.S. sales of Inbrija of $13.9 million and $11.1 million for the six-month periods ended June 30, 2023 and 2022, respectively, an increase of $2.8 million, or 25%. The increase in Inbrija net revenues of $2.8 million was comprised of an increase in volume of $1.6 million and a net price increase and discount and allowance adjustments of $1.2 million for the six-month period ended June 30, 2023. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below. Additionally, we recognized revenues from our supply agreements with Esteve Germany and Esteve Spain for sales in ex-U.S. of $1.3 million and $1.9 million for the six-month periods ended June 30, 2023 and 2022, respectively.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $29.5 million and $33.1 million for the six-month periods ended June 30, 2023 and 2022, respectively, a decrease of $3.6 million, or 11%. The decrease in Ampyra net revenues of $3.6 million was comprised of a decrease in volume of $5.8 million, partially offset by net price increase and discount and allowance adjustments of $2.2 million for the six-month period ended June 30, 2023. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

Discounts and Allowances on Sales

Discounts and allowances for both Inbrija and Ampyra are included as an offset in net revenues consisting of allowances for customer credits, including estimated chargebacks, rebates, and discounts. Discounts and allowances are recorded following shipment of our products to our customers. Adjustments are recorded for estimated chargebacks, rebates, and discounts. Discounts and allowances also consist of discounts provided to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Payment of coverage gap discounts is required under the Patient Protection and Affordable Care Act. Discounts and allowances may increase as a percentage of sales as we enter into new managed care contracts in the future.

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

Royalty Revenues

We recognized $7.2 million and $7.5 million in royalty revenues for the six-month periods ended June 30, 2023 and 2022, respectively, a decrease of $0.3 million or 4%.

License Revenues

We recognized negligible license revenue and no license revenues for the six-month periods ended June 30, 2023 and 2022, respectively.

Cost of Sales

We recorded cost of sales of $6.3 million for the six-month period ended June 30, 2023 as compared to $14.8 million for the six-month period ended June 30, 2022. Cost of sales for the six-month period ended June 30, 2023 consisted primarily of $5.8 million in inventory costs related to recognized revenues and $0.5 million in other period costs. Cost of sales for the six-month period ended June 30, 2022 consisted primarily of $14.2 million in inventory costs related to recognized revenues, $0.5 million in royalty fees based on net product shipments, and $0.1 million in other period costs.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $15.4 million for the six-month periods ended June 30, 2023 and 2022.

Research and Development

Research and development expenses for the six-month period ended June 30, 2023 were $2.9 million as compared to $3.2 million for the six-month period ended June 30, 2022, a decrease of approximately $0.3 million, or 9%. The decrease was primarily due to restructuring and related decreases in several research and development programs.

Selling, General and Administrative

Sales and marketing expenses for the six-month period ended June 30, 2023 were $19.1 million compared to $20.8 million for the six-month period ended June 30, 2022, a decrease of approximately $1.7 million, or 8%. The decrease was primarily due to a decrease in marketing-related spending of $1.4 million for Inbrija, a decrease in salaries and benefits of $0.8 million, partially offset by an increase in spending for Ampyra and other selling related expenses of $0.7 million.

General and administrative expenses for the six-month period ended June 30, 2023 were $25.2 million compared to $36.2 million for the six-month period ended June 30, 2022, a decrease of approximately $11 million, or 30%. The decrease was primarily due to a decrease in rent and facility costs of $4.8 million, a decrease in professional fees of $3.1 million, a decrease in salaries and benefits of $2.6 million, and a decrease of $0.5 million in other departmental spending.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 2024 Notes. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded no income due to the change in the fair value of the derivative liability for the six-month period ended June 30, 2023.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded a gain relating to changes in the fair value of our acquired contingent consideration of $1.9 million for the six-month period ended June 30, 2023 as compared to income of $6.1 million for the six-month period ended June 30, 2022. The changes in the fair value of the acquired contingent consideration were primarily due to the change in projected revenue and the recalculation of cash flows for the passage of time, as well as an increase in the discount rate.

Other Expense, Net

Other expense, net was $15.1 million and $13.8 million for the six-month periods ended June 30, 2023 and 2022, respectively. Nearly all other expense, net was interest on the 2024 Notes.

Benefit from/(Provision for) Income Taxes

For the six-month periods ended June 30, 2023 and 2022, we recorded a benefit from income taxes of $4 million and a provision for income taxes of ($26.8) million, respectively. The effective income tax rates for the six-month periods ended June 30, 2023 and 2022 were 13.3% and (60.4)%, respectively.

The variance in the effective tax rates for the six-month period ended June 30, 2023 as compared to the six-month period ended June 30, 2022 was primarily due to an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, as a result of the deemed ownership that occurred in the prior year under IRS Section 382 which required a valuation allowance to be recorded on the Company’s tax attributes and the forfeitures of equity of which no tax deduction is recorded.

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

On June 30, 2023, we had $25.3 million of cash and cash equivalents, compared to $37.5 million at December 31, 2022. Our June 30, 2023 cash and cash equivalents balance does not include $1.1 million of restricted cash, of which $0.8 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit. We incurred a net loss of $26.2 million for the six-month period ended June 30, 2023.

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

In June 2022, we were notified by the Nasdaq that we were not in compliance with Nasdaq’s listing rule 5450(a)(1), which requires that listed securities maintain the Minimum bid requirement. On June 2, 2023, we effected a 1-for-20 reverse stock split of the shares of our outstanding common stock and proportionate reduction in the number of authorized shares of our common stock from 61,666,666 to 3,083,333. On June 26, 2023, we announced that we had received notice from the Nasdaq notifying us that, as of June 20, 2023, we had regained compliance with the Minimum bid requirement.

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

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1. On June 1 2023, we made a cash payment of approximately $6.2 million in satisfaction of the interest payment due on June 1, 2023 which was made out of restricted cash. We no longer have the option to pay interest on the 2024 Notes in common stock and we have fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes.

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

The outstanding 2024 Notes balances as of June 30, 2023 consisted of the following:

(In thousands)	June 30, 2023
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(30,836)
Net carrying amount	$176,164
Equity component	$18,257
Derivative liability-conversion Option	$—

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

Cash and Cash Equivalents

At June 30, 2023 cash and cash equivalents were approximately $25.3 million, as compared to $37.5 million at December 31, 2022. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our June 30, 2023 cash and cash equivalents balance does not include $1.1 million of restricted cash, of which $0.8 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit.

Net Cash Used in Operations

Net cash used in operations was $18.6 million for the six-month period ending June 30, 2023. Cash used by operations for the six-month period ended June 30, 2023 was primarily due to:

•
a net loss of $26.2 million, decrease in accounts payable, accrued expenses and other current liabilities of $9.8 million, a deferred tax benefit of $4 million, an increase in other assets of $2.7 million, an increase in inventory of $2 million, change in acquired contingent consideration obligation of $1.9 million; partially offset by

•
depreciation and amortization expenses of $15.8 million, amortization of debt discount and debt issuance costs of $9.1 million, an increase in other non-current liabilities of $2 million, a decrease in prepaid expenses and other current assets of $0.5 million, a decrease in accounts receivable of $0.4 million, and share-based compensation expenses of $0.2 million.

Net Cash Used in Investing

Net cash used in investing activities for the six-month period ended June 30, 2023 was $0.

Net Cash Provided by Financing

Net cash provided by financing activities for the six-month period ended June 30, 2023 was $0.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 12 of our Annual Report on Form 10-K for the year ended December 31, 2022. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Under certain agreements, we are required to pay royalties or license fees and milestones for the use of technologies and products in our research and development activities and in the commercialization of products. The amount and timing of any of the foregoing payments are not known due to the uncertainty surrounding the successful research, development, and commercialization of the products.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2023, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer. Based on that evaluation, these officers have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2023, the Company filed a petition in the District Court for the Southern District of New York (“District Court”) to confirm and modify the arbitral award received in October 2022 relating to a dispute with Alkermes plc (“Alkermes”). In that arbitration proceeding, the arbitration panel found in the Company’s favor that Alkermes had leveraged its patent to illegally obtain royalties beyond the life of the patent in violation of federal law. The arbitration panel held that Alkermes’ conduct in continuing to charge royalties after the patent expired was unlawful per se and that the underlying agreements were unenforceable. The panel awarded the Company approximately $18.3 million, including interest, representing license royalties overpaid since July 2020 (“Award”). The Company petitioned the District Court to confirm the Award, with modifications to the extent the arbitration panel disregarded federal law by declining to award royalties the Company paid prior to July 2020 and after July 2018, the date on which the arbitration panel found that the parties’ agreements were unenforceable as a matter of law. The petition sought restitution of the remaining illegal royalties that the arbitration panel found were demanded and collected by Alkermes in violation of the law in the amount of approximately $65 million together with pre- and post-award interest and costs. On February 8, 2023, Alkermes filed a brief opposing the relief requested in the Company’s petition and requested that the Award be confirmed without modification. The Company filed a brief in response on February 22, 2023. On August 4, 2023, the District Court confirmed the Award and denied the Company’s request to modify the Award. The Company is considering next steps, which may include an appeal of the District Court’s decision.

On August 20, 2020, ratiopharm Gmbh filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalfampridine composition to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At oral hearings in February 2022 and April 2022, the German Federal Patent Court dismissed ratiopharm’s action against the ‘536 patent and the ‘548 patent, respectively, as inadmissible because of ongoing formality proceedings relating to these patents in the European Patent Office. Ratiopharm has appealed the decision on the ‘536 patent but not the decision on the ‘548 patent, and could refile the nullity actions. On December 6, 2022, the German Federal Court of Justice held that ratiopharm’s ‘536 nullity action was admissible and remanded the case back to the German Federal Patent Court. On January 11, 2022, Stada Arzneimittel also filed a nullity action against the ‘536 patent. The ratiopharm and Stada Arzneimittel ‘536 nullity actions have been consolidated and an oral hearing has been scheduled for March 2024. On July 27, 2022, Teva GmbH also filed a nullity action against the ‘548 patent, both in the same court as the ratiopharm nullity actions. On January 27, 2023, the German Federal Patent Court issued a preliminary opinion in the ‘548 Teva nullity action that the claimed subject matter of the ‘548 patent lacked inventive step. At an oral hearing on July 11, 2023, the German Federal Patent Court held that the ‘548 patent was invalid. We are discussing with Biogen the possibility of an appeal. We are working with Biogen to vigorously defend these actions and enforce our patent rights.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our Quarterly Reports subsequently filed during the current fiscal year, including this report, all of which could materially affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than set forth below. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and our failure to comply with data protection laws and regulations could lead to government actions, which could cause our business and reputation to suffer.

Evolving state, federal, and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal data. Privacy and data protection laws may be interpreted and applied differently from country to country and state to state in the U.S. and may create inconsistent or conflicting requirements, which can increase the costs incurred by us in complying with such laws, which may be substantial. For example, the European Data Protection Regulation (“GDPR”) imposes a broad array of requirements for processing personal data, including elevated disclosure requirements regarding collection and use of such data, requirements that companies allow individuals to obtain copies or demand deletion of personal data held by those companies, limitations on retention of information, and public disclosure of significant data breaches, among other things. The GDPR provides for substantial penalties for non-compliance. Our efforts to comply with the GDPR and other privacy and data protection laws could impose significant costs and challenges that may increase over time, and we are exposed to substantial penalties or litigation related to violations of these or future data privacy laws and regulations.

Similarly, privacy laws and regulations are also expanding in the U.S. The California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, substantially expands privacy obligations of many businesses, including requiring new disclosures to California consumers, imposing new rules for collecting or using information about minors and affording consumers the right to know whether their data is sold or disclosed, the right to request that a company delete their personal information, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Like the GDPR, the CCPA establishes potentially significant penalties for violation. The CCPA also provides a private right of action along with statutory damages for certain data breaches. The California Privacy Rights Act (“CPRA”), which became operational on July 1, 2023, expands on the CCPA, creating additional consumer rights and protections, including the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of sharing consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information. Similar restrictions are also included in the privacy laws of other states in the U.S.

We are evaluating our privacy program as a result of these privacy laws, and it is likely we will incur additional expense and investment of resources in our efforts to comply. If we are unable to implement a suitable compliance program relating to these or future privacy laws and regulations, we may face increased exposure to regulatory actions, including substantial fines and penalties.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or Section 16 reporting officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Acorda Therapeutics, Inc., dated June 2, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 2, 2023).

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: August 8, 2023		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael A. Gesser
Date: August 8, 2023		Michael A. Gesser Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)