Form 10-Q
period 2023-09-30
Acorda Therapeutics, Inc.
filed 2023-11-14
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2023
Common Stock, $0.001 par value per share	1,242,098 shares

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

We and our subsidiaries own several registered trademarks in the U.S. and in other countries. These registered trademarks include, in the U.S., the marks “Acorda Therapeutics”, our stylized Acorda Therapeutics logo, “Inbrija”, “Ampyra”, and “ARCUS.” Also, our marks “Fampyra” and “Inbrija” are registered marks in the European Community Trademark Office and we have registrations or pending applications for these marks in other jurisdictions. Our trademark portfolio also includes several registered trademarks and pending trademark applications in the U.S. and worldwide for potential product names or for disease awareness activities. Third party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1. Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,468	$37,536
Restricted cash	861	6,884
Trade accounts receivable, net of allowances of $791 and $842, as of September 30, 2023 and December 31, 2022, respectively	11,977	13,866
Prepaid expenses	5,042	4,312
Inventory, net	17,942	12,752
Other current assets	5,438	6,765
Total current assets	73,728	82,115
Property and equipment, net of accumulated depreciation	2,210	2,603
Intangible assets, net of accumulated amortization	282,006	305,087
Right of use asset, net of accumulated amortization	4,496	5,287
Restricted cash	255	255
Other non-current assets	3,649	248
Total assets	$366,344	$395,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,330	$9,809
Accrued expenses and other current liabilities	29,344	23,680
Current portion of lease liabilities	1,578	1,545
Current portion of acquired contingent consideration	2,577	2,532
Deferred revenue	465	384
Total current liabilities	46,294	37,950
Convertible senior notes	181,043	167,031
Non-current portion of acquired contingent consideration	30,223	38,668
Non-current portion of lease liabilities	3,468	4,341
Deferred tax liability	38,544	44,202
Other non-current liabilities	7,815	9,781
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares at September 30, 2023 and December 31, 2022; no shares issued as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value per share. Authorized 3,083,333 shares at September 30, 2023 and December 31, 2022; issued 1,242,376 shares, including those held in treasury, as of September 30, 2023 and December 31, 2022, respectively	1	24
Treasury stock at cost (278 shares at September 30, 2023 and December 31, 2022)	(638)	(638)
Additional paid-in capital	1,030,243	1,029,881
Accumulated deficit	(971,366)	(936,273)
Accumulated other comprehensive income	717	628
Total stockholders’ equity	58,957	93,622
Total liabilities and stockholders’ equity	$366,344	$395,595

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended September 30, 2023	Three-month period ended September 30, 2022	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Revenues:
Net product revenues	$25,179	$29,964	$69,863	$76,023
Royalty revenues	2,502	3,047	9,717	10,573
License revenues	34	500	68	500
Total net revenues	27,715	33,511	79,648	87,096
Costs and expenses:
Cost of sales	3,387	11,005	9,685	25,772
Research and development	1,207	1,383	4,143	4,602
Selling, general and administrative	23,152	22,997	67,492	80,002
Amortization of intangible assets	7,691	7,691	23,073	23,073
Change in fair value of derivative liability	—	—	—	(37)
Changes in fair value of acquired contingent consideration	(5,203)	(4,576)	(7,118)	(10,709)
Total operating expenses	30,234	38,500	97,275	122,703
Operating loss	(2,519)	(4,989)	(17,627)	(35,607)
Other income (expense), net:
Interest and amortization of debt discount expense	(7,984)	(7,465)	(23,328)	(22,501)
Interest income	157	17	308	38
Realized gain (loss) on foreign currency transactions	288	(1)	287	(1)
Other income (expense)	115	—	209	1,250
Total other expense, net	(7,424)	(7,449)	(22,524)	(21,214)
Loss before taxes	(9,943)	(12,438)	(40,151)	(56,821)
Benefit from (provision for) income taxes	1,055	(1,416)	5,058	(28,237)
Net loss	$(8,888)	$(13,854)	$(35,093)	$(85,058)

Net loss per share—basic	$(7.16)	$(11.17)	$(28.25)	$(97.66)
Net loss per share—diluted	$(7.16)	$(11.17)	$(28.25)	$(97.66)
Weighted average common shares outstanding used in computing net loss per share—basic	1,242	1,240	1,242	871
Weighted average common shares outstanding used in computing net loss per share—diluted	1,242	1,240	1,242	871

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended September 30, 2023	Three-month period ended September 30, 2022	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Net loss	$(8,888)	$(13,854)	$(35,093)	$(85,058)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(163)	1,352	89	3,107
Other comprehensive income (loss), net of tax	(163)	1,352	89	3,107
Comprehensive income (loss)	$(9,051)	$(12,502)	$(35,004)	$(81,951)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at December 31, 2022	1,242	$24	$(638)	$1,029,881	$(936,273)	$628	$93,622
Compensation expense for issuance of stock options to employees	—	—	—	71	—	—	71
Other comprehensive income, net of tax	—	—	—	—	—	91	91
Net loss	—	—	—	—	(16,824)	—	(16,824)
Balance at March 31, 2023	1,242	$24	$(638)	$1,029,952	(953,097)	$719	$76,960
Compensation expense for issuance of stock options to employees	—	—	—	128	—	—	128
Reverse Stock Split Adjustment	—	(23)	—	23	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	161	161
Net loss	—	—	—	—	(9,381)	—	(9,381)
Balance at June 30, 2023	1,242	$1	$(638)	$1,030,103	$(962,478)	$880	$67,868
Compensation expense for issuance of stock options to employees	—	—	—	140	—	—	140
Other comprehensive income, net of tax	—	—	—	—	—	(163)	(163)
Net loss	—	—	—	—	(8,888)	—	(8,888)
Balance at September 30, 2023	1,242	$1	$(638)	$1,030,243	$(971,366)	$717	$58,957

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at December 31, 2021	13,250	$13	$(638)	$1,023,136	$(870,357)	$(1,017)	$151,137
Compensation expense for issuance of stock options to employees	—	—	—	181	—	—	181
Compensation expense for issuance of restricted stock to employees	35	—	—	304	—	—	304
Other comprehensive income, net of tax	—	—	—	—	—	449	449
Net loss	—	—	—	—	(24,522)	—	(24,522)
Balance at March 31, 2022	13,285	$13	$(638)	$1,023,621	$(894,879)	$(568)	$127,549
Compensation expense for issuance of stock options to employees	—	—	—	471	—	—	471
Interest payment for convertible notes	10,992	11	—	5,252	—	—	5,263
Other comprehensive income, net of tax	—	—	—	—	—	1,306	1,306
Net loss	—	—	—	—	(46,682)	—	(46,682)
Balance at June 30, 2022	24,277	$24	$(638)	$1,029,344	$(941,561)	$738	$87,907
Compensation expense for issuance of stock options to employees	—	—	—	364	—	—	364
Compensation expense for issuance of restricted stock to employees	61	—	—	(3)	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	—	—	1,352	1,352
Net loss	—	—	—	—	(13,854)	—	(13,854)
Balance at September 30, 2022	24,338	$24	$(638)	$1,029,705	$(955,415)	$2,090	$75,766

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Cash flows from operating activities:
Net loss	$(35,093)	$(85,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	340	1,320
Amortization of debt discount and debt issuance costs	14,012	12,356
Depreciation and amortization expense	23,743	24,770
Non-cash lease expense	(50)	—
Change in acquired contingent consideration obligation	(7,118)	(10,709)
Non-cash royalty revenue	—	(4,762)
Deferred tax (benefit) provision	(5,021)	28,300
Change in derivative liability	—	(37)
Changes in assets and liabilities:
Decrease in accounts receivable	1,889	2,312
Decrease (increase) in prepaid expenses and other current assets	547	(258)
Decrease (increase) in inventory	(5,189)	3,297
Increase in other assets	(3,401)	(237)
Increase (decrease) in accounts payable, accrued expenses, and other current liabilities	6,340	(844)
Increase (decrease) in other non-current liabilities	(1,965)	(439)
Net cash used in operating activities	(10,966)	(29,990)
Cash flows from investing activities:
Purchases of property and equipment	(220)	(136)
Purchases of intangible assets	—	(123)
Net cash (used in) provided by investing activities	(220)	(259)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	95	(790)
Net decrease in cash, cash equivalents, and restricted cash	(11,091)	(31,040)
Cash, cash equivalents and restricted cash at beginning of period	44,675	65,223
Cash, cash equivalents and restricted cash at end of period	$33,584	$34,183
Supplemental disclosure:
Cash paid for interest	$6,210	$947
Cash paid for taxes	788	133

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10, and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated potential subsequent events through the date of this filing. Operating results for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. When used in these notes, the terms “Acorda” or “the Company” mean Acorda Therapeutics, Inc. The December 31, 2022 consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Restricted Cash

At September 30, 2023, the Company held restricted cash consisting of $0.3 million related to cash collateralized standby letters of credit in connection with obligations under facility leases and $0.9 million to cover the Company’s self-funded employee health insurance.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Nine-month period ended September 30, 2023		Nine-month period ended September 30, 2022

(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$37,536	$32,468	$45,634	$20,696
Restricted cash	6,884	861	13,400	13,232
Restricted cash non-current	255	255	6,189	255
Total Cash, cash equivalents, and restricted cash per statement of cash flows	$44,675	$33,584	$65,223	$34,183

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

There were no investments classified as short-term or long-term at September 30, 2023 or December 31, 2022.

Inventory

The following table provides the major classes of inventory:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$10,537	$6,212
Finished goods	7,405	6,540
Total	$17,942	$12,752

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

Foreign Currency Translation

The functional currency of operations outside the U.S. is deemed to be the currency of the local country, unless otherwise determined that the U.S. dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end exchange rate; and income and expense items are translated using the average exchange rate during the period; and equity transactions are translated at historical rates. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations and reported in other income (expense) in consolidated statements of operations.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, and significant negative economic trends. The decline in the trading price of the Company’s common stock during the nine-month period ended September 30, 2023, and related decrease in the Company’s market capitalization, was determined to be a triggering event in connection with the Company’s review of the recoverability of its long-lived assets for the nine-month period ended September 30, 2023. The Company performed a recoverability test as of September 30, 2023 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets compared to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s assumptions about its use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. During the nine-month period ended September 30, 2023, no other impairment indicators were noted by the Company. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

Liquidity

The Company’s ability to meet its future operating requirements, repay its liabilities, meet its other obligations, and continue as a going concern are dependent upon a number of factors, including its ability to generate cash from product sales, reduce expenditures, obtain additional financing and repay or restructure outstanding indebtedness. If the Company is unable to generate sufficient cash flow from the sale of its products, the Company will be required to adopt one or more alternatives, subject to the restrictions contained in the indenture governing the 2024 Notes, such as further reducing expenses, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. Also, the Company’s ability to raise additional capital and repay or restructure its indebtedness, in particular the 2024 Notes that mature on December 1, 2024, will depend on the capital markets and its financial condition at such time, among other factors. In addition, financing may not be available when needed, at all, on terms acceptable to the Company or in accordance with the restrictions described above. As a result of these factors, the Company may not be able to engage in any of the alternative activities, or engage in such activities on desirable terms, which could harm the Company’s business, financial condition and results of operations, as well as result in a default on the Company’s debt obligations. If the Company is unable to take these actions, it may be forced to significantly alter its business strategy, substantially curtail its current operations, or cease operations altogether.

At September 30, 2023, the Company had $32.5 million of cash and cash equivalents, compared to $37.5 million at December 31, 2022. The Company’s September 30, 2023 cash and cash equivalents balance does not include $1.2 million of restricted cash, of which $0.9 million is related to self-funded employee health insurance and $0.3 million is related to collateralized standby letters of credit. The Company incurred a net loss of $35.1 million for the nine-month period ended September 30, 2023.

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

The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for the next twelve months from the issuance date of these financial statements. However, the 2024 Notes mature on December 1, 2024 and, unless earlier converted in accordance with their terms, the Company will be required to pay all outstanding principal and any accrued and unpaid interest on the notes on the maturity date. At September 30, 2023, the principal balance outstanding under the 2024 Notes was $207.0 million. The Company is evaluating its options to raise additional capital and repay or restructure all or a portion of the 2024 Notes, but its ability to do so will depend on numerous factors, some of which are beyond the Company’s control. The Company can provide no assurance that such efforts will be successful.

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

As of September 30, 2023, the Company had contract liabilities of $8.2 million, as compared to $6.1 million as of September 30, 2022, which are comprised of the upfront payments received under the terms of the Company’s supply and distribution agreements with Hangzhou Chance Pharmaceuticals Co., Ltd. (“Chance”) and Esteve Pharmaceuticals GmbH (“Esteve Germany”) related to the commercialization of Inbrija in China and Germany, respectively. As of September 30, 2023, approximately $0.5 million of the contract liability balance is expected to be recognized as revenue from the remaining performance obligations over the next 12 months for the Esteve Germany agreement as goods are shipped. The Company expects to recognize the remaining balance over the next 9 years. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

The following table disaggregates the Company’s revenue by major source. The Company’s Royalty Revenue set forth below relates to Fampyra royalties payable under the Company’s License and Collaboration Agreement with Biogen and the royalties payable from Neurelis Inc. for sales of Valtoco. No further royalties from sales of Valtoco are expected.

(In thousands)	Three-month period ended September 30, 2023	Three-month period ended September 30, 2022	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Revenues:
Net product revenues:
Ampyra	$15,725	$21,110	$45,244	$54,192
Inbrija	8,092	7,848	21,923	18,957
Inbrija ex-U.S.	1,362	1,006	2,696	2,874
Total net product revenues	25,179	29,964	69,863	76,023
Royalty revenues	2,502	3,047	9,717	10,573
License Revenue	34	500	68	500
Total net revenues	$27,715	$33,511	$79,648	$87,096

(4) Share-Based Compensation

During the three‑month periods ended September 30, 2023 and 2022, the Company recognized share-based compensation expense of $0.1 million and $0.4 million, respectively. During the nine-month periods ended September 30, 2023 and 2022, the Company recognized share-based compensation expense of $0.3 million and $1.3 million, respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2023 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended September 30, 2023 and 2022 were approximately $9.97 and $6.10, respectively. The weighted average fair value per share of options granted to employees for the nine-month periods ended September 30, 2023 and 2022 were approximately $9.86 and $16.80, respectively.

The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	For the three-month period ended September 30,		For the nine-month period ended September 30,
(In thousands)	2023	2022	2023	2022
Research and development expense	$3	$14	$8	$66
Selling, general and administrative expense	137	351	331	1,254
Cost of Sales	—	(1)	—	—
Total	$140	$364	$339	$1,320

A summary of share-based compensation activity for the nine-month period ended September 30, 2023 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2023	52	$1,571.06	—	—
Granted	62	12.32	—	—
Cancelled	(8)	2,740.73	—	—
Exercised	—	—	—	—
Balance at September 30, 2023	106	$568.54	7.8	$181,812
Vested and expected to vest at September 30, 2023	106	$568.54	7.8	$181,812
Vested and exercisable at September 30, 2023	51	$1,161.97	6.2	$55,689

Unrecognized compensation cost for unvested stock options, restricted stock awards, and restricted stock units as of September 30, 2023 totaled $0.6 million and is expected to be recognized over a weighted average period of approximately 1.4 years.

During the nine‑month period ended September 30, 2023, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2023 and 2022:

(In thousands, except per share data)	Three-month period ended September 30, 2023	Three-month period ended September 30, 2022	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Basic and diluted
Net loss—basic	$(8,888)	$(13,854)	$(35,093)	$(85,058)
Net income (loss)—diluted	$(8,888)	$(13,854)	$(35,093)	$(85,058)

Weighted average common shares outstanding used in computing net loss per share—basic	1,242	1,240	1,242	871
Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	1,242	1,240	1,242	871
Net loss per share—basic	$(7.16)	$(11.17)	$(28.25)	$(97.66)
Net loss per share—diluted	$(7.16)	$(11.17)	$(28.25)	$(97.66)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended September 30, 2023	Three-month period ended September 30, 2022	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Denominator
Stock options and restricted common shares	105	57	105	55

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three- and nine-month periods ended September 30, 2023 and 2022. Additionally, the impact of the 2024 Notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three- and nine-month periods ended September 30, 2023 and 2022.

(6) Income Taxes

For the three-month periods ended September 30, 2023 and 2022, the Company recorded a benefit of $1.1 million and a provision of ($1.4) million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended September 30, 2023 and 2022 were 10.6% and (11.3%), respectively. The variances in the effective tax rates for the three-month period ended September 30, 2023, as compared to the three-month period ended September 30, 2022, was primarily due to an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, as a result of the deemed ownership that occurred in the prior year under IRS Section 382 which required a valuation allowance to be recorded on the Company’s tax attributes and the forfeitures of equity of which no tax deduction is recorded.

For the nine-month periods ended September 30, 2023 and 2022, the Company recorded a benefit of $5.1 million and a provision of ($28.2) million for income taxes, respectively. The effective income tax rates for the Company for the nine-month periods ended September 30, 2023 and 2022 were 12.6% and (49.7%), respectively. The variances in the effective tax rates for the nine-month period ended September 30, 2023, as compared to the nine-month period ended September 30, 2022, was primarily due to an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, as a result of the deemed ownership that occurred in the prior year under IRS Section 382 which required a valuation allowance to be recorded on the Company’s tax attributes and the forfeitures of equity of which no tax deduction is recorded.

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

The Massachusetts income tax examination for the tax years 2018 and 2019 was finalized during the third quarter of 2023 with no adjustment. The New Jersey income tax examination was finalized during the first quarter of 2023 for tax years 2015 through 2018 with no adjustments.

(7) Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Company bases fair value on the assumptions market participants would use when pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas Therapeutics, Inc. (“Civitas”) which are valued using a probability weighted discounted cash flow valuation approach. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at September 30, 2023, except for the fair value of the Company’s 2024 Notes, which was approximately $157.3 million as of September 30, 2023. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

(In thousands)	Level 1	Level 2	Level 3
September 30, 2023
Assets Carried at Fair Value:
Money market funds	$—	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	32,800
December 31, 2022
Assets Carried at Fair Value:
Money market funds	$15,322	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	41,200

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended September 30, 2023	Three-month period ended September 30, 2022	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Acquired contingent consideration:
Balance, beginning of period	$38,500	$42,900	$41,200	$49,600
Fair value change to contingent consideration included in the statement of operations	(5,203)	(4,576)	(7,118)	(10,709)
Royalty payments	(497)	(724)	(1,282)	(1,291)
Balance, end of period	$32,800	$37,600	$32,800	$37,600

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), a U.S. Food and Drug Administration (“FDA”) approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, and (ii) discount period and rate. The milestone payments ranged from $0 million to $16.2 million for Inbrija. The discount rate used in the valuation was 23% for the three- and nine-month periods ended September 30, 2023 and 2022. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the nine-month periods ended September 30, 2023 and 2022, changes in the fair value of the acquired contingent consideration were primarily due to change in projected revenue and the recalculation of cash flows for the passage of time.

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

Derivative Liability

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the 2024 Notes:

(In thousands)	Three-month period ended September 30, 2023	Three-month period ended September 30, 2022	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Derivative Liability-Conversion Option:
Balance, beginning of period	$—	$—	$—	$37
Fair value adjustment	—	—	—	(37)
Balance, end of period	$—	$—	$—	$—

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be $18.3 million which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020 net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of September 30, 2023. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the nine-month period ended September 30, 2023.

(8) Investments

There were no available-for-sale investments at September 30, 2023 and December 31, 2022, respectively.

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

The Company did not have a liability related to the sale of future royalties for the periods ending September 30, 2023 and 2022, respectively.

The following table shows the activity within the liability account for the nine-month period ended September 30, 2023 and 2022, respectively:

(In thousands)	September 30, 2023	September 30, 2022
Liability related to sale of future royalties - beginning balance	$—	$4,460
Deferred transaction costs amortized	—	33
Non-cash royalty revenue payable to HCRP	—	(4,739)
Non-cash interest expense recognized	—	246
Liability related to sale of future royalties - ending balance	$—	$—

(10) Debt

Convertible Senior Secured Notes Due 2024

On December 24, 2019, the Company completed the private exchange of $276.0 million aggregate principal amount of its then outstanding 1.75% Convertible Senior Notes due 2021 for the 2024 Notes and cash. The Company issued $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders.

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of such approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of September 30, 2023.

The outstanding 2024 Notes balances as of September 30, 2023 and December 31, 2022 consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(25,957)	(39,969)
Net carrying amount	$181,043	$167,031
Equity component	$18,257	$18,257
Derivative liability-conversion option	$—	$—

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the three and nine-month periods ended September 30, 2023, the Company recognized $8.0 million and $23.3 million, respectively, of interest expense related to the 2024 Notes at the effective interest rate of 18.13%. The fair value of the Company’s 2024 Notes was approximately $157.3 million as of September 30, 2023.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the three- and nine-month periods ended September 30, 2023 and 2022:

(In thousands)	Three-month period ended September 30, 2023	Three-month period ended September 30, 2022	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Contractual interest expense	$3,105	$3,105	$9,315	$9,315
Amortization of debt issuance costs	347	291	995	834
Amortization of debt discount	4,532	3,797	13,018	10,902
Total interest expense	$7,984	$7,193	$23,328	$21,051

Non-Convertible Capital Loans

The Company’s subsidiary, Biotie Therapies Ltd., received several non-convertible capital loans from Business Finland for research and development of specific drug candidates, with an aggregate adjusted acquisition-date fair value of $20.5 million. The loans were to be repaid only when the consolidated retained earnings of Biotie Therapies Ltd. from the development of specific product candidates was sufficient to fully repay the loans. The Company filed an application with Business Finland for waiver of the loans and accrued interest. In July 2022, Business Finland granted the waiver request, which became effective in December 2022. The Company recorded a gain on extinguishment of debt of $27.1 million for the carrying amount of the loans including accrued interest in December 2022. In October 2023, the Company dissolved its Biotie Therapies, Ltd. subsidiary, resulting in no financial impact to the Company.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. The Company’s leases have remaining lease terms of 3.3 years to 4.8 years.

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

In July 2023, the Company sublet to a third party approximately 13,000 square feet (approximately 49%) of its lab space at the Waltham, Massachusetts location. The sublease commenced on August 1, 2023, and will last for the reminder of the Company’s lease agreement through 2026. Under the terms of the head lease the Company is not relieved of its obligation as lessee and will continue to make monthly rent payments. The Company performed a recoverability test of the sublease agreement upon inception by comparing the rental income under the sublease to the Company’s obligations under the head lease and noted no impairment existed on the head lease. The Company will recognize on a straight line basis sublease rental income of $0.3 million in 2023 and $0.7 million per year beginning in 2024 until lease expiration in December 2026.

The Company’s leases have remaining lease terms of 3.3 years to 4.8 years, which reflects the exercise of the early termination of the Company’s Ardsley, New York lease as described above. The weighted-average remaining lease term for the Company’s operating leases was 3.6 years at September 30, 2023. The weighted-average discount rate was 8% at September 30, 2023.

ROU assets and lease liabilities related to the Company’s operating leases are as follows:

(In thousands)	Balance Sheet Classification	September 30, 2023	December 31, 2022
Right-of-use assets	Right of use assets	$4,496	$5,287
Current lease liabilities	Current portion of lease liabilities	1,578	1,545
Non-current lease liabilities	Non-current portion of lease liabilities	3,468	4,341

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended September 30, 2023	Three-month period ended September 30, 2022	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Operating lease cost	$448	$431	$1,342	$3,390
Variable lease cost	205	132	409	1,960
Short-term lease cost	0	1	1	7
Total lease cost	$653	$564	$1,752	$5,357

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2023 (excluding the three months ended September 30, 2023)	$386
2024	1,588
2025	1,633
2026	1,678
2027	357
Later years	182
Total lease payments	5,824
Less: Imputed interest	(779)
Present value of lease liabilities	$5,045

Supplemental cash flow information related to the Company’s operating leases are as follows:

(In thousands)	Nine-month period ended September 30, 2023	Nine-month period ended September 30, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$386	$295

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

On December 31, 2022, the Company and Catalent entered into a termination letter, which was subsequently amended and restated in March 2023, to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, the Company is obligated to pay a $4 million termination fee to Catalent, payable in April 2024 and included in Accounts Payable as of September 30, 2023. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that were delivered in the first quarter of 2023.

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

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. The Company agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment, and will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. In addition, the Company paid Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7.

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

During the quarter ended September 30, 2023, the Company incurred approximately $6.3 million of purchase commitments with Catalent, of which $3.5 million was recognized as new purchases, and $2.8 million is recognized as other current assets. Additionally, approximately $1.4 million in purchases incurred in the prior quarter was previously recognized as other current assets and has been reclassified as inventory. The Company did not recognize any purchase commitments in cost of sales within its consolidated statement of operations for the period.

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

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million people in Europe are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. The U.S. Food and Drug Administration (“FDA”) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. U.S. net revenue for Inbrija was $8.1 million for the quarter ended September 30, 2023 and $7.8 million for the quarter ended September 30, 2022.

Inbrija is also approved for use in the European Union (“EU”). The European Medicines Agency approved Inbrija dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labeled dose in the U.S.). Under the EU approval, Inbrija is indicated for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America, and China, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. Net revenues for ex-U.S. Inbrija sales were $1.4 million for the quarter ended September 30, 2023 and $1.0 million for the quarter ended September 30, 2022.

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

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $15.7 million for the quarter ended September 30, 2023 and $21.1 million for the quarter ended September 30, 2022.

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

On December 31, 2022, we entered into a termination letter, which was subsequently amended and restated in March 2023, to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, we are obligated to pay a $4 million termination fee to Catalent, payable in April 2024 and included in Accounts Payable as of September 30, 2023. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that were delivered in the first quarter of 2023.

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

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. We agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment, and will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. In addition, we paid Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7.

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

Financial Management

As of September 30, 2023, we had cash, cash equivalents, and restricted cash of approximately $33.6 million. Restricted cash includes $1.2 million, of which $0.9 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit. On June 1, 2023, we made a cash interest payment of approximately $6.2 million in satisfaction of the interest payment due on June 1, 2023, which was made out of restricted cash. Following the June 1, 2023 interest payment, we no longer have the option to pay interest on the 2024 Notes in our common stock and we have fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes.

Inbrija and ARCUS

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. The FDA approved Inbrija for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. U.S. net revenue for Inbrija was $8.1 million for the quarter ended September 30, 2023 and $7.8 million for the quarter ended September 30, 2022. Inbrija utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies.

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

We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America, and China, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals, S.A. (“Esteve Spain”) and Esteve Pharmaceuticals GmbH (“Esteve Germany”) to commercialize Inbrija in Spain and Germany and we received a €5 million

(approximately $5.9 million) upfront payment, and we are entitled to receive sales-based milestones. Under the terms of both the Esteve Spain and Esteve Germany supply agreements, we are entitled to receive a significant double-digit percentage of the Inbrija selling price in exchange for supply of the product. Esteve Germany and Esteve Spain launched Inbrija in Germany in June 2022 and in Spain in February 2023, respectively. Net revenues for ex-U.S. Inbrija sales were $1.4 million for the quarter ended September 30, 2023 and $1.0 million for the quarter ended September 30, 2022.

In May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A. (known as Biopas Laboratories) to commercialize Inbrija in nine countries within Latin America. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones. Biopas has submitted for marketing approval of Inbrija in Argentina, Colombia, Costa Rica, Ecuador, Panama and Peru, and expects to submit additional regulatory filings for approval in Chile in late 2023 and in Mexico and Brazil in 2024. Biopas expects up to five regulatory approvals in 2024.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $15.7 million for the quarter ended September 30, 2023 and $21.1 million for the quarter ended September 30, 2022.

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

Results of Operations

Three-Month Period Ended September 30, 2023 Compared to September 30, 2022

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies and distributors. We recognized net revenues from the U.S. sales of Inbrija of $8.1 million and $7.8 million for the three-month periods ended September 30, 2023 and 2022, respectively, an increase of $0.3 million, or 4%. The increase in Inbrija net revenues of $0.3 million was composed of an increase in volume of $0.1 million, and an increase in price net of discounts and allowance adjustments of $0.2 million for the three-month period ended September 30, 2023. Additionally, we recognized revenues from our supply agreements with Esteve Germany and Esteve Spain for sales in ex-U.S. of $1.4 million and $1.0 million for the three-month periods ended September 30, 2023 and 2022, respectively.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $15.7 million and $21.1 million for the three-month periods ended September 30, 2023 and 2022, respectively, a decrease of $5.4 million, or 26%. The decrease in Ampyra net revenues of $5.4 million was composed of a decrease in volume of $4.8 million, and a decrease in price net of discounts and allowance adjustments of $0.6 million for the three-month period ended September 30, 2023.

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

Royalty Revenues

We recognized $2.5 million and $3.0 million in royalty revenues for the three-month periods ended September 30, 2023 and 2022, respectively, a decrease of $0.5 million or 18%.

License Revenues

We recognized negligible license revenue and $0.5 million in license revenues for the three-month periods ended September 30, 2023 and 2022, respectively.

Cost of Sales

We recorded cost of sales of $3.4 million for the three-month period ended September 30, 2023 as compared to $11.0 million for the three-month period ended September 30, 2022. Cost of sales for the three-month period ended September 30, 2023 consisted primarily of $3.1 million in inventory costs related to recognized revenues and $0.3 million in other period costs. Cost of sales for the three-month period ended September 30, 2022 consisted primarily of $10.2 million in inventory costs related to recognized revenues, $0.2 million in royalty fees based on net product shipments, and $0.6 million in other period costs.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $7.7 million for the three-month periods ended September 30, 2023 and 2022.

Research and Development

Research and development expenses for the three-month period ended September 30, 2023 were $1.2 million as compared to $1.4 million for the three-month period ended September 30, 2022, a decrease of approximately $0.2 million, or 13%. The decrease was primarily due to restructuring and related decreases in several research and development programs.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended September 30, 2023 were $9.6 million compared to $9.8 million for the three-month period ended September 30, 2022, a decrease of approximately $0.2 million, or 2%. The decrease was primarily due to a decrease in marketing-related spending for Inbrija of $0.4 million, and a decrease in spending for Ampyra of $0.2 million; partially offset by an increase in other selling and marketing expenses of $0.4 million.

General and administrative expenses for the three-month period ended September 30, 2023 were $13.5 million compared to $13.2 million for the three-month period ended September 30, 2022, an increase of approximately $0.4 million, or 3%. The increase was primarily due to an increase in finance-related costs of $0.8 million, an increase in digital strategy and innovation costs of $0.4 million, an increase in salaries and benefits of $0.3 million; partially offset by a decrease in legal expenses of $1.1 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 2024 Notes. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded no income due to the change in the fair value of the derivative liability for the three-month periods ended September 30, 2023 and September 30, 2022 respectively.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded a gain relating to changes in the fair value of our acquired contingent consideration of $5.2 million for the three-month period ended September 30, 2023 as compared to a gain of $4.6 million for the three-month period ended September 30, 2022. The changes in the fair value of the acquired contingent consideration were primarily due to the change in projected revenue and the recalculation of cash flows for the passage of time, as well as an increase in the discount rate.

Other Expense, Net

Other expense, net was $7.4 million for the three-month periods ended September 30, 2023 and 2022, respectively. Nearly all other expense, net was interest on the 2024 Notes.

Benefit from/(Provision for) Income Taxes

For the three-month periods ended September 30, 2023 and 2022, we recorded a benefit from income taxes of $1.1 million and a provision for income taxes of ($1.4) million, respectively. The effective income tax rates for the three-month periods ended September 30, 2023 and 2022 were 10.6% and (11.3)%, respectively.

The variance in the effective tax rates for the three-month period ended September 30, 2023 as compared to the three-month period ended September 30, 2022 was due primarily to an increase in the existing valuation allowance recorded on our deferred tax assets for which no tax benefit can be recognized, as a result of the deemed ownership that occurred in the prior year under IRS Section 382 which required a valuation allowance to be recorded on the Company’s tax attributes and the forfeitures of equity of which no tax deduction is recorded.

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

The Massachusetts income tax examination for the tax years 2018 and 2019 was finalized during the third quarter of 2023 with no adjustment. The New Jersey income tax examination was finalized during the first quarter of 2023 for tax years 2015 through 2018 with no adjustments.

Nine-Month Period Ended September 30, 2023 Compared to September 30, 2022

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies and distributors. We recognized net revenues from the U.S. sales of Inbrija of $22.0 million and $19.0 million for the nine-month periods ended September 30, 2023 and 2022, respectively, an increase of

$3.0 million, or 16%. The increase in Inbrija net revenues of $3.0 million was comprised of an increase in volume of $1.8 million and an increase in price net of discounts and allowance adjustments of $1.2 million for the nine-month period ended September 30, 2023. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below. Additionally, we recognized revenues from our supply agreements with Esteve Germany and Esteve Spain for sales in ex-U.S. of $2.7 million and $2.9 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $45.2 million and $54.2 million for the nine-month periods ended September 30, 2023 and 2022, respectively, a decrease of $9.0 million, or 16%. The decrease in Ampyra net revenues of $9.0 million was comprised of a decrease in volume of $10.5 million, partially offset by an increase in price net of discounts and allowance adjustments of $1.5 million for the nine-month period ended September 30, 2023. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

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

Royalty Revenues

We recognized $9.7 million and $10.6 million in royalty revenues for the nine-month periods ended September 30, 2023 and 2022, respectively, a decrease of $0.9 million or 8%.

License Revenues

We recognized $0.1 million and $0.5 million in license revenues for the nine-month periods ended September 30, 2023 and 2022, respectively a decrease of $0.4 million or 86%.

Cost of Sales

We recorded cost of sales of $9.7 million for the nine-month period ended September 30, 2023 as compared to $25.8 million for the nine-month period ended September 30, 2022. Cost of sales for the nine-month period ended September 30, 2023 consisted primarily of $9.0 million in inventory costs related to recognized revenues and $0.7 million in other period costs. Cost of sales for the nine-month period ended September 30, 2022 consisted primarily of $24.4 million in inventory costs related to recognized revenues, $0.7 million in royalty fees based on net product shipments and $0.7 million in other period costs.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $23.1 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2023 were $4.1 million as compared to $4.6 million for the nine-month period ended September 30, 2022, a decrease of approximately $0.5 million, or 10%. The decrease was primarily due to restructuring and related decreases in several research and development programs.

Selling, General and Administrative

Sales and marketing expenses for the nine-month period ended September 30, 2023 were $28.7 million compared to $30.6 million for the nine-month period ended September 30, 2022, a decrease of approximately $1.9 million, or 6%. The decrease was primarily due to a decrease in spending for Ampyra of $1.1 million, a decrease in salaries and benefits of $0.9 million, and a decrease in marketing-related spending for Inbrija of $0.3 million; partially offset by an increase in other selling related expenses of $0.4 million.

General and administrative expenses for the nine-month period ended September 30, 2023 were $38.7 million compared to $49.4 million for the nine-month period ended September 30, 2022, a decrease of approximately $10.7 million, or 22%. The decrease was primarily due to a decrease in rent and facility costs of $4.7 million, a decrease in legal expenses of $4.2 million, a decrease in salaries and benefits of $2.2 million, a decrease in executive costs of $1.5 million, and a decrease of technical operation costs of $0.7 million; partially offset by an increase in digital strategy and innovation costs of $2.4 million, and an increase in other departmental spending of $0.2 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 2024 Notes. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded no income due to the change in the fair value of the derivative liability for the nine-month period ended September 30, 2023, compared to a negligible change in the fair value of the derivative liability for the nine-month period ended September 30, 2022.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded a gain relating to changes in the fair value of our acquired contingent consideration of $7.1 million for the nine-month period ended September 30, 2023 as compared to a gain of $10.7 million for the nine-month period ended September 30, 2022. The changes in the fair value of the acquired contingent consideration were primarily due to the change in projected revenue and the recalculation of cash flows for the passage of time, as well as an increase in the discount rate.

Other Expense, Net

Other expense, net was $22.5 million and $21.2 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Nearly all other expense, net was interest on the 2024 Notes.

Benefit from/(Provision for) Income Taxes

For the nine-month periods ended September 30, 2023 and 2022, we recorded a benefit from income taxes of $5.1 million and a provision for income taxes of ($28.2) million, respectively. The effective income tax rates for the nine-month periods ended September 30, 2023 and 2022 were 12.6% and (49.7)%, respectively.

The variance in the effective tax rates for the nine-month period ended September 30, 2023 as compared to the nine-month period ended September 30, 2022 was primarily due to an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, as a result of the deemed ownership that occurred in the prior year under IRS Section 382 which required a valuation allowance to be recorded on the Company’s tax attributes and the forfeitures of equity of which no tax deduction is recorded.

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

The Massachusetts income tax examination for the tax years 2018 and 2019 was finalized during the third quarter of 2023 with no adjustment. The New Jersey income tax examination was finalized during the first quarter of 2023 for tax years 2015 through 2018 with no adjustments.

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

On September 30, 2023, we had $32.5 million of cash and cash equivalents, compared to $37.5 million at December 31, 2022. Our September 30, 2023 cash and cash equivalents balance does not include $1.2 million of restricted cash, of which $0.9 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit. We incurred a net loss of $35.1 million for the nine-month period ended September 30, 2023.

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

We believe that our existing cash and cash equivalents will be sufficient to cover our cash flow requirements for the next twelve months from the issuance date of these financial statements. However, the 2024 Notes mature on December 1, 2024 and, unless earlier converted in accordance with their terms, we will be required to pay all outstanding principal and any accrued and unpaid interest on the notes on the maturity date. At September 30, 2023, the principal balance outstanding under the 2024 Notes was $207 million. We are evaluating our options to raise additional capital and repay or restructure all or a portion of the 2024 Notes, but our ability to do so will depend on numerous factors, some of which are beyond our control. We can provide no assurance that such efforts will be successful.

Financing Arrangements

Convertible Senior Secured Notes Due 2024

On December 24, 2019, we completed the private exchange of $276.0 million aggregate principal amount of our then outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for the 2024 Notes and cash. We issued $207.0 million aggregate principal amount of the 2024 Notes and paid approximately $55.2 million in cash to participating holders.

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

The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1. On June 1 2023, we made a cash payment of approximately $6.2 million in satisfaction of the interest payment due on June 1, 2023 which was made out of restricted cash. We no longer have the option to pay interest on the 2024 Notes in common stock and we have fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes. Accordingly, we will be required to use unrestricted cash for remaining interest payments on the 2024 Notes, including the $6.2 million interest payment that will be due on December 1, 2023.

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

The outstanding 2024 Notes balances as of September 30, 2023 consisted of the following:

(In thousands)	September 30, 2023
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(25,957)
Net carrying amount	$181,043
Equity component	$18,257
Derivative liability-conversion Option	$—

Non-Convertible Capital Loans

Our foreign subsidiary, Biotie Therapies Ltd., received several non-convertible capital loans from Business Finland for research and development of specific drug candidates, with an aggregate adjusted acquisition-date fair value of $20.5 million. The loans were to be repaid only when the consolidated retained earnings of Biotie Therapies, Ltd. from the development of specific product candidates is sufficient to fully repay the loans. We filed an application with Business Finland for waiver of the loans and accrued interest. In July 2022, Business Finland granted the waiver request, which became effective in December 2022. We recorded a gain on extinguishment of debt of $27.1 million for the carrying amount of the loans including accrued interest in December 2022. In October 2023, we dissolved our Biotie Therapies, Ltd. subsidiary, resulting in no financial impact to the Company.

Cash and Cash Equivalents

At September 30, 2023 cash and cash equivalents were approximately $32.5 million, as compared to $37.5 million at December 31, 2022. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our September 30, 2023 cash and cash equivalents balance does not include $1.2 million of restricted cash, of which $0.9 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit.

Net Cash Used in Operations

Net cash used in operations was $11 million for the nine-month period ending September 30, 2023. Cash used by operations for the nine-month period ended September 30, 2023 was primarily due to:

•
a net loss of $35.1 million, change in acquired contingent consideration obligation of $7.1 million, an increase in inventory of $5.2 million, a deferred tax benefit of $5 million, an increase in other assets of $3.4 million, a decrease in other non-current liabilities of $2 million; partially offset by

•
depreciation and amortization expenses of $23.7 million, amortization of debt discount and debt issuance costs of $14 million, an increase in accounts payable, accrued expenses, and other current liabilities of $6.3 million, a decrease in accounts receivable of $1.9 million, a decrease in prepaid expenses and other current assets of $0.6 million, and share-based compensation expenses of $0.3 million.

Net Cash Used in Investing

Net cash used in investing activities for the nine-month period ended September 30, 2023 was $0.2 million.

Net Cash Provided by Financing

Net cash provided by financing activities for the nine-month period ended September 30, 2023 was $0.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the second quarter of 2023, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer. Based on that evaluation, these officers have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2023, we filed a petition in the District Court for the Southern District of New York (“District Court”) to confirm and modify the arbitral award received in October 2022 relating to a dispute with Alkermes plc (“Alkermes”). In that arbitration proceeding, the arbitration panel found in our favor that Alkermes had leveraged its patent to illegally obtain royalties beyond the life of the patent in violation of federal law. The arbitration panel held that Alkermes’ conduct in continuing to charge royalties after the patent expired was unlawful per se and that the underlying agreements were unenforceable. The panel awarded us approximately $18.3 million, including interest, representing license royalties overpaid since July 2020 (“Award”). We petitioned the District Court to confirm the Award, with modifications to the extent the arbitration panel disregarded federal law by declining to award royalties us paid prior to July 2020 and after July 2018, the date on which the arbitration panel found that the parties’ agreements were unenforceable as a matter of law. The petition sought restitution of the remaining illegal royalties that the arbitration panel found were demanded and collected by Alkermes in violation of the law in the amount of approximately $65 million together with pre- and post-award interest and costs. On February 8, 2023, Alkermes filed a brief opposing the relief requested in our petition and requested that the Award be confirmed without modification. We filed a brief in response on February 22, 2023. On August 4, 2023, the District Court confirmed the Award and denied our request to modify the Award. We filed a notice of appeal on September 1, 2023 at the United States Court of Appeals for the Federal Circuit appealing the District Court's denial of our request to modify the Award. On September 22, 2023, Alkermes filed a motion to transfer the appeal proceedings to the United States Court of Appeals for the Second Circuit. On October 10, 2023, we filed our response to Alkermes’ motion to transfer and on October 24, 2023 Alkermes filed a reply to our response. We are awaiting the decision of the Federal Circuit Court on the motion to transfer.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our Quarterly Reports subsequently filed during the current fiscal year, including this report, all of which could materially affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or Section 16 reporting officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: November 13, 2023		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael A. Gesser
Date: November 13, 2023		Michael A. Gesser Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)