Form 10-K
period 2023-12-31
Acorda Therapeutics, Inc.
filed 2024-04-01
CIK 1008848

ldeFutue pr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value (based on the closing price on that date) of the registrant's voting stock held by non-affiliates was $16,055,406. For purposes of this calculation, we have excluded shares of common stock held by directors, officers and stockholders reporting ownership on Schedule 13D (or amendments thereto) that exceeds five percent of the common stock outstanding at June 30, 2023. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of March 27, 2024, the registrant had 1,242,098 shares of common stock, $0.001 par value per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, or alternatively included in an amendment to this Form 10-K, which the registrant expects to file within 120 days of the registrant’s fiscal year ended December 31, 2023.

ACORDA THERAPEUTICS, INC.

2023 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. Readers are cautioned that such statements involve risks and uncertainties, including: our ability to negotiate and confirm a sale of substantially all of our assets under Section 363 of the United States Bankruptcy Code (the “Code”) (or other plan of reorganization or liquidation); the high costs and related fees of cases instituted under Chapter 11 of the Code ("Chapter 11”); our ability to obtain sufficient financing to allow us to operate our business during the course of the Intended Chapter 11 Proceedings (as defined below); our ability to satisfy the conditions and milestones in the Restructuring Support Agreement (as defined below); our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties; our ability to maintain contracts that are critical to our operations; our ability to execute competitive contracts with third parties; the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; our ability to retain our current management team and to attract, motivate and retain key employees; the ability of third parties to seek and obtain court approval to convert the Intended Chapter 11 Proceedings to a proceeding under Chapter 7 of the Code (“Chapter 7”); the actions and decisions of our shareholders, creditors and other third parties who have interests in the Intended Chapter 11 Proceedings that may be inconsistent with our plans; we may not be able to successfully market Ampyra, Inbrija or any other products that we may develop; our ability to attract and retain key management and other personnel, or maintain access to expert advisors; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures and take other actions which are necessary for us to continue as a going concern; risks associated with the trading of our common stock and our credit agreements, including the likely delisting of our common stock from the Nasdaq Global Select Market and default under the 2024 Indenture (as defined below); risks related to the successful implementation of our business plan, including the accuracy of our key assumptions; risks related to our corporate restructurings, including our ability to outsource certain operations, realize expected cost savings and maintain the workforce needed for continued operations; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third-party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija at acceptable rates or at all and may impose restrictive prior authorization requirements that limit or block prescriptions; reliance on collaborators and distributors to commercialize Inbrija and Ampyra outside the U.S.; our ability to satisfy our obligations to distributors and collaboration partners outside the U.S. relating to commercialization and supply of Inbrija and Ampyra; our plans to enter into additional collaborations and distribution arrangements with third parties to transition commercialization of Fampyra due to the termination of our collaboration agreement with Biogen; competition for Inbrija and Ampyra and Fampyra, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra following our loss of patent exclusivity and launch of a generic version of Fampyra in Germany; the risk of unfavorable results from future studies of Inbrija or from other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class-action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third-party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this Annual Report, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof and we disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the date of this report except as may be required by law.

We and our subsidiaries own several registered trademarks in the U.S. and in other countries. These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Ampyra,” “Inbrija,” and “ARCUS.” Also, our marks “Fampyra” and “Inbrija” are registered marks in the European Community Trademark Office and we have registrations or pending applications for these marks in other jurisdictions. Our trademark portfolio also includes several registered trademarks and pending trademark applications in the U.S. and worldwide for potential product names or for disease awareness activities. Third-party trademarks, trade names, and service marks used in this report are the property of their respective owners.

PART I

Item 1. Business.

Company Overview and Highlights

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market Inbrija (levodopa inhalation powder), which is approved in the U.S. for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa. Inbrija is for as needed use and utilizes our ARCUS pulmonary delivery system, a technology platform designed to deliver medication through inhalation that we believe has potential to be used in the development of a variety of inhaled medicines. We also market branded Ampyra (dalfampridine) Extended Release Tablets, 10 mg to improve walking in adults with multiple sclerosis, and we will regain from Biogen the global commercialization rights to Fampyra (the brand name of Ampyra outside the U.S.).

Voluntary Filing Under Chapter 11

Over the past several months, we, with the assistance of outside legal and financial advisors, have been engaged in a robust process to explore strategic alternatives and maximize value for our stakeholders in light of the upcoming maturity of our 6.00% convertible senior secured notes that mature on December 1, 2024 (“2024 Notes”). During this process, we were, and continue to be, in regular communication with the holders of the 2024 Notes and their advisors. We have evaluated every aspect of our business and have taken proactive steps to respond to the challenges we continue to face. Notwithstanding these measures, we engaged in an exhaustive process to find an appropriate strategic solution. Our Board of Directors, after reviewing a number of alternatives, has determined that it is in the best interests of the Company and its stakeholders to pursue a sale of assets under Chapter 11 of the Code, which we believe will ensure we obtain the maximum value for the Company and most importantly, that our products will be provided on an uninterrupted basis to patients who will continue to benefit from these much needed medications.

We intend to commence voluntary proceedings under Chapter 11 of the Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”) shortly after filing this Annual Report (the “Intended Chapter 11 Proceedings”). We expect to continue to operate our business as a “debtor in possession” in accordance with the applicable provisions of the Code and orders of the Court. We expect to request approval from the Court for certain customary “first day” motions to continue our ordinary course operations after the filing date of the Intended Chapter 11 Proceedings.

Shortly following the commencement of the Intended Chapter 11 Proceedings, we expect to receive written notice from the staff of the Nasdaq Global Select Market (“Nasdaq”) notifying us that, as a result of the Chapter 11 filing, and in accordance with Nasdaq Listing Rules, our common stock will be delisted from the Nasdaq. In such event, we expect that our common stock would commence trading on the Pink Open Market (commonly referred to as the “pink sheets”).

Asset Purchase Agreement

Prior to the commencement of the Intended Chapter 11 Proceedings, on March 31, 2024 we entered into a “stalking horse” Asset Purchase Agreement (the “Asset Purchase Agreement”) with Merz Pharmaceuticals, LLC, a North Carolina limited liability company (the “Purchaser”), and, solely with respect to the guarantee of purchaser’s obligations thereunder, Merz Pharma GmbH & Co. KGaA, a German partnership (the “Purchaser Parent”). The Asset Purchase Agreement provides for the sale of substantially all of the Company’s assets (the “Purchased Assets”) to the Purchaser for $185.0 million, subject to certain adjustments as specified in the Asset Purchase Agreement. The Asset Purchase Agreement is subject to Court approval and compliance with agreed-upon bidding procedures under Section 363 of the Code (“Section 363”) allowing for the submission of higher or otherwise better offers and satisfaction of other agreed-upon conditions. In accordance with the sale process under Section 363, notice of the proposed sale to the Purchaser will be given to third parties and competing bids will be solicited over a specified period of time. We will manage the bidding process and evaluate the bids, in consultation with our advisors and as overseen by the Court. We cannot provide any assurance that we will be able to successfully complete a sale of the Purchased Assets or that we will be able to continue to fund our operations throughout the Intended Chapter 11 Proceedings.

Restructuring Support Agreement

Prior to the commencement of the Intended Chapter 11 Proceedings, on April 1, 2024 we entered into a Restructuring Support Agreement with the holders who collectively hold more than 90% of the aggregate principal amount of a majority of our 2024 Notes (the “RSA Noteholders” and such agreement, the “Restructuring Support Agreement”). As contemplated in the Restructuring Support Agreement, we will seek to sell substantially all of our assets in a sale pursuant to Section 363. The Restructuring Support Agreement sets out certain milestones and conditions relating to the Section 363 sale process, subject to the terms and conditions contained therein.

DIP Credit Agreement

In order to fund the continued operations of the Company during the pendency of the Intended Chapter 11 Proceedings, we and certain of the RSA Noteholders agreed to the terms of a form of Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) to be entered into by and among the Company, as borrower, and the lenders from time to time party thereto (collectively, the “DIP Lenders”, GLAS USA LLC, as administrative agent (the “DIP Administrative Agent”), and GLAS Americas, LLC, collateral agent (collectively, with the DIP Administrative Agent, the “DIP Agent”), pursuant to which the DIP Lenders would provide the Company with a senior secured, superpriority debtor-in-possession term loan facility in the maximum aggregate amount of $60.0 million (the “DIP Credit Facility,” and the commitments of the DIP Lenders thereunder, the “DIP Commitments” and, the loans thereunder, the “DIP Loans”), which, subject to the satisfaction of certain conditions precedent to drawing as set forth in the DIP Credit Agreement, including the approval of the Court, will be made available to the Company in multiple drawings as follows: (i) up to $10.0 million (“Interim DIP Loan Commitment”) will be made available for drawing upon entry by the Court of an interim order authorizing and approving the DIP Credit Facility on an interim basis (the “Interim DIP Order”), (ii) up to $10.0 million (“Final DIP Loan Commitments”) will be made available for drawing upon entry of the Court of a final order authorizing and approving the DIP Credit Facility on a final basis (the “Final DIP Order” and together with the Interim DIP Order, the “DIP Orders”), and (iii) upon subject to entry of the Final Order, a roll-up facility in the aggregate maximum principal amount of $40.0 million, representing a roll-up of obligations under the 2024 Notes on a two dollars to one dollar basis of the DIP Commitments under the DIP Facility made by the RSA Noteholders. See Financing Arrangements in Part II, Item 7 of this Annual Report for more information.

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF periods in people with Parkinson’s disease treated with a carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million people in Europe are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. The U.S. Food and Drug Administration’s (“FDA”) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 68% of Medicare plan lives. U.S. net revenue for Inbrija was $33.6 million for the year ended December 31, 2023.

Inbrija is also approved for use in the European Union (“EU”). The European Commission (“EC”) approved Inbrija dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labeled dose in the U.S.). Under the EU approval, Inbrija is indicated for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America, and China, and are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. Net revenues for ex-U.S. Inbrija sales were $4.8 million for the year ended December 31, 2023.

Inbrija utilizes our ARCUS platform for inhaled therapeutics. Because of our limited financial resources, we previously suspended work on ARCUS and other proprietary research and development programs. However, we will continue to discuss potential collaborations with companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and we have performed feasibility studies for a number of these opportunities.

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $63.9 million for the year ended December 31, 2023.

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH (“Biogen”), under a License and Collaboration Agreement that we entered into in June 2009 (“Collaboration Agreement”). Fampyra has been approved in several countries across Europe, Asia, and the Americas. Our Fampyra patents have been challenged and invalidated in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen, and these challenges could lead to generic competition for Fampyra. Generic drug manufacturers have launched competing products in Germany. See Legal Proceedings in Part I, Item 3 of this report for more information.

In January 2024, we received notice of termination from Biogen of the Collaboration Agreement. Accordingly, we will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025. We plan to assume commercialization responsibilities during 2024 as marketing authorization transfers and distribution arrangements are finalized for each territory and we expect to enter into additional collaborations and distribution arrangements with third parties to transition commercialization of Fampyra.

Sale of Chelsea Manufacturing Operations and Catalent MSA

In February 2021, we sold our Chelsea manufacturing operations to Catalent Pharma Solutions (“Catalent”). In connection with the sale, we entered into a long-term, global manufacturing services (supply) agreement (the “2021 MSA”) with Catalent for the manufacture of Inbrija. The 2021 MSA provided that we would purchase Inbrija exclusively from Catalent, and we were obligated to make minimum purchase commitments for Inbrija of $18 million annually through the expiration of the agreement on December 31, 2030.

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

Effective January 1, 2023, we entered into a new manufacturing services agreement with Catalent, which was subsequently amended in March 2023 (as amended in March 2023, the “New MSA”). Under the New MSA, Catalent will continue to manufacture Inbrija through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term worldwide manufacturing requirements of Inbrija. In 2023, we satisfied our purchase commitment under the New MSA and purchased 15 batches of Inbrija at a total cost of $10.5 million. We are subject to a purchase commitment in 2024 of 24 batches of Inbrija at a total cost of $15.5 million. Thereafter, in 2025, we will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the U.S. and other markets.

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. We agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment and will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. In addition, we paid Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7.

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

During the year ended December 31, 2023, we incurred approximately $10.5 million of purchase commitments with Catalent, of which $10.5 million are recognized as inventory within our balance sheet for the period.

Convertible Senior Secured Notes Due 2024

In December 2019, we completed the private exchange of $276.0 million aggregate principal amount of our then outstanding 1.75% convertible senior notes due 2021 in exchange for a combination of approximately $207.0 million aggregate principal amount of newly-issued 6.00% convertible senior secured notes due 2024 (“2024 Notes”) and paid approximately $55.2 million in cash to participating holders. As a result of the exchange, approximately $69.0 million of convertible senior notes due in 2021 remained outstanding, which were repaid at maturity on June 15, 2021 using cash on hand. The 2024 Notes will mature on December 1, 2024 unless earlier converted in accordance with their terms. However, the commencement of the Intended Chapter 11 Proceedings will constitute an event of default under the Indenture governing the 2024 Notes, which will in turn result in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. The amount of the 2024 Notes significantly exceeds the price the Purchaser has agreed to pay for the Purchased Assets and the noteholders’ security interest in substantially all of our remaining assets (including any recovery we receive from our ongoing litigation with Alkermes as described in this Annual Report) will continue following the commencement of the Intended Chapter 11 Proceedings and the consummation of the Section 363 sale. More information about the terms and conditions of the 2024 Notes is set forth in Note 7 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report.

Financial Management

As of December 31, 2023, we had cash, cash equivalents, and restricted cash of approximately $30.6 million. Restricted cash includes $0.7 million of which $0.4 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit. On June 1 and December 1, 2023, we made cash interest payments of approximately $6.2 million each in satisfaction of the interest payments, which was made out of restricted cash and operating cash respectively. Following the June 1, 2023 interest payment, we no longer have the option to pay interest on the 2024 Notes in our common stock and we have fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes. More information about the terms and conditions of the 2024 Notes, including the expected event of default upon commencement of the Intended Chapter 11 Proceedings, is set forth in Note 7 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report.

Reverse Stock Split

On June 2, 2023, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-20 reverse stock split and a proportionate reduction in the number of authorized shares from 61,666,666 to 3,083,333. Our common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on June 5, 2023. The reverse stock split applied equally to all outstanding shares of the common stock and did not modify the rights or preferences of the common stock. All figures in this report relating to shares of our common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the reverse stock split.

Our Products and ARCUS Technology

Commercial Products	Indication	Status	Marketing Rights
Inbrija (levodopa inhalation powder)	Parkinson’s disease OFF periods	FDA, U.K., and EMA-approved; marketed in the U.S. by Acorda; Esteve launched in Germany in June 2022, Spain in February 2023	Acorda/Worldwide; rights granted to Esteve in Germany and Spain; seeking collaborators for commercialization in other countries outside the U.S.
Ampyra (dalfampridine)	Multiple Sclerosis	FDA-approved and marketed in the U.S. by Acorda	Acorda (U.S.)
Fampyra (fampridine)	Multiple Sclerosis	Approved in a number of countries across Europe, Asia and the Americas	Biogen (outside the U.S.)*

*In January 2024, we received written notice of termination from Biogen of the Collaboration Agreement, and, accordingly, we will regain global commercialization rights to Fampyra. The termination will be effective as of January 1, 2025.

Inbrija utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies. Although we have deferred internal investment in ARCUS research programs, we will continue to discuss potential collaborations with companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and we have performed feasibility studies for a number of these opportunities.

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

Parkinson’s Disease

Parkinson’s disease is a progressive neurodegenerative disorder resulting from the gradual loss of certain neurons in the brain. These neurons are responsible for producing dopamine and that loss causes a range of symptoms including impaired movement, muscle stiffness and tremors. Approximately one million people in the U.S. and 1.2 million people in Europe are diagnosed with Parkinson’s. There is no cure or disease-modifying treatment currently available for Parkinson’s, and current treatment strategies are focused on the management and reduction of the major symptoms of the disease and related disabilities. These therapies either aim to supplement dopamine levels in the brain, mimic the effect of dopamine in the brain by stimulating dopamine receptors, or prevent the enzymatic breakdown of dopamine. The standard of care for the treatment of Parkinson’s symptoms is oral carbidopa/levodopa. Approximately 70% of people with Parkinson’s in the U.S. are treated with oral carbidopa/levodopa. Effective control of Parkinson’s symptoms is referred to as an ON state.

As Parkinson’s progresses, people are likely to experience OFF periods, also known as OFF episodes, which are characterized by the return of Parkinson’s symptoms, which can occur despite underlying baseline therapy. Even optimized regimens of oral carbidopa/levodopa are associated with increasingly wide variability in the timing and amount of absorption into the bloodstream. This results in the unreliable control of symptoms, leading to motor complications including OFF periods. OFF periods can increase in frequency and severity during the course of the disease and remain one of the most challenging aspects of the disease despite optimized regimens with current therapeutic options and strategies. About half of the people with Parkinson’s treated with levodopa therapy experience OFF periods within five years of initiating treatment. For the approximately 350,000 people in the U.S. and 420,000 in Europe who experience them, OFF periods are inadequately addressed by available therapies and are considered one of the greatest unmet medical needs facing people with Parkinson’s. OFF periods can be very disruptive to the lives of people with Parkinson’s, their families and caregivers. In a survey of 3,000 people with Parkinson’s conducted by the Michael J. Fox Foundation, 64% of respondents reported having at least two hours of OFF time per day.

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

Approximately 1,000,000 people in the U.S. suffer from MS, and each year approximately 10,000 people in the U.S. are newly diagnosed. In a poll of more than 2,000 people with MS, 87% said they experienced some limitation to their walking ability and limited activities that involved walking. Among MS patients diagnosed within the last 5 years, 58% report experiencing mobility issues at least twice a week. In the EU, over 700,000 people suffer from MS, and an additional 100,000 people in Canada are also diagnosed with this disease.

Inbrija and ARCUS

Inbrija/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the FDA on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. in February 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 68% of Medicare plan lives. U.S. net revenue for Inbrija was $33.6 million for the year ended December 31, 2023.

In September 2019, the EC approved our Marketing Authorization Application (“MAA”) for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labeled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway, and Liechtenstein. Following the exit of the UK from the EU, we were granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare Products Regulatory Agency (MHRA) in the UK that was approved in November 2021.

We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America, and China, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals (“Esteve”) to commercialize Inbrija in Spain and Germany. Under the terms of the Germany distribution agreement, in 2021 we received a €5 million (approximately $5.9) upfront payment, and we are entitled to receive additional sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we are entitled to receive a significant double-digit percent of the Inbrija selling price in exchange for supply of the product. Esteve launched Inbrija in Germany in June 2022 and in Spain in February 2023. Net revenues for ex-U.S. Inbrija sales were $4.8 million for the year ended December 31, 2023.

In May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A., also known as Biopas Laboratories (“Biopas”), to commercialize Inbrija in nine countries within Latin America. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones. Biopas has submitted for marketing approval of Inbrija in Argentina, Chile, Colombia, Costa Rica, Ecuador, Panama and Peru, and expects to submit additional regulatory filings for approval in Mexico and Brazil in 2024. Biopas expects up to five regulatory approvals in 2024.

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

ARCUS Platform and Product Development

Inbrija utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies. We acquired the ARCUS technology platform as part of our 2014 acquisition of Civitas Therapeutics, Inc. (“Civitas”). We have worldwide rights to our ARCUS drug delivery technology, which is protected by extensive know-how and trade secrets and various U.S. and foreign patents, including patents that protect the Inbrija dry powder capsules beyond 2030. We have several patents listed in the Orange Book for Inbrija, including patents expiring between 2024 and 2032. We have patents in Europe for Inbrija expiring in 2033. One of our European patents, EP 3090773B, had been opposed by an unnamed party but in 2021 was maintained as granted by the European Opposition Board. Inbrija also has market exclusivity in Europe that is set to expire in September 2029.

We believe there are potential opportunities for using ARCUS with central nervous system (“CNS”) as well as non-CNS, disorders. Due to several corporate restructurings since 2017 and associated cost-cutting measures, we suspended work on ARCUS and other proprietary research and development programs. However, we will continue to discuss potential collaborations with companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and we have performed feasibility studies for a number of these opportunities.

Also, due to the corporate restructurings, employee attrition, and the 2021 sale of our Chelsea manufacturing operations, we may need to hire replacement personnel or engage consultants to continue with ARCUS research and development work beyond feasibility and similar early-stage studies.

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

Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $63.9 million for the year ended December 31, 2023.

Prior to October 2022 our primary source of supply of Ampyra was provided through a manufacturing and license agreement with Alkermes Plc (“Alkermes”). In connection with a dispute over license and supply royalties, in the fourth quarter of 2022, an arbitration panel awarded us an aggregate of $18.3 million including prejudgment interest. In addition, the arbitration panel ruled the agreements with Alkermes as unenforceable, and as a result we no longer pay Alkermes any royalties on net sales for license and supply of Ampyra, and we are using an alternative source for supply of Ampyra. The cost savings associated with this decision have greatly benefited Ampyra’s value to us. For information regarding a recent action by us to modify the arbitration award, see Legal Proceedings in Part 1, Item 3 of this report.

License and Collaboration Agreement with Biogen

Ampyra is marketed as Fampyra outside the U.S. by Biogen under the Collaboration Agreement. Under the Collaboration Agreement, we are entitled to receive double-digit tiered royalties on net sales of Fampyra, and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future. Fampyra has been approved in several countries across Europe, Asia, and the Americas. Our Fampyra patents have been challenged and invalidated in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen. The Germany nullity actions are further described in the Legal Proceedings section of this Annual Report. Fampyra currently faces generic competition in Germany. Continued challenges to the Fampyra patents could lead to generic competition with Fampyra in other countries, which could have a material adverse effect on our royalty revenue from Biogen and revenues following transition of our commercialization right from Biogen.

In January 2024, we received notice of termination from Biogen of the Collaboration Agreement. Accordingly, we will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025. We plan to assume commercialization responsibilities during 2024 as marketing authorization transfers and distribution arrangements are finalized for each territory and we expect to enter into additional collaborations and distribution arrangements with third parties to transition commercialization of Fampyra.

Ampyra Patent Update

There are no patents listed in the Orange Book for Ampyra. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents.

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the EU) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Fampyra had ten years of market exclusivity in the EU that expired in 2021. Accordingly, even though the European patents were upheld by the Technical Board of Appeal of the European Patent Office, generic drug manufacturers may seek to challenge Fampyra’s European patents within individual European countries, and Fampyra could potentially face competition from those generic drug manufacturers. For example, generic drug manufacturers have sought to invalidate Fampyra patents in Germany through nullity proceedings, as described in the Legal Proceedings section of this Annual Report, and have commenced generic launches in Germany. Several other generic companies have taken steps to potentially initiate a generic launch in other European countries although the patents have not been invalidated in those jurisdictions.

Sales, Marketing and Market Access

Inbrija

We market Inbrija in the U.S. using field-based teams supported by our corporate marketing personnel. Our own neuro-specialty sales representatives work in combination with sales representatives provided by a contract commercial organization, and collectively they are currently focused on a priority list of physicians who are high volume prescribers of carbidopa/levodopa and other products indicated to treat OFF periods. Our field-based teams also include reimbursement and market access specialists, who provide information to physicians and payers on our marketed products, as well as market development specialists who work collaboratively with field-sales teams and corporate personnel to assist in the execution of our strategic initiatives. Our Inbrija field-based and marketing activities are focused on physician awareness and market access as well as patient awareness, education and training. Inbrija is distributed in the U.S. primarily through specialty pharmacies, including those associated with our e-prescribing program described below, such as AllianceRx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate), a specialty distributor. In 2022, we implemented an e-prescribing program for the distribution of Inbrija in the U.S. through a specialty pharmacy that supports electronic prescriptions. We believe the convenience of electronic prescribing may be preferred by some physicians and patients.

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

Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 68% of Medicare plan lives.

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

Material and Other Collaborations and License Agreements

Alkermes (ARCUS products)

On December 27, 2010, Civitas, our wholly owned subsidiary, entered into an Asset Purchase and License Agreement (“License Agreement”) with Alkermes pursuant to which Alkermes assigned, sold and transferred to Civitas certain of its rights in certain pulmonary delivery patents and patents applications, certain equipment and instruments relating to pulmonary drug delivery, copies of certain documents and reports relating to pulmonary delivery, certain pulmonary drug delivery inhalers and certain pulmonary drug delivery Investigational New Drug Applications, or INDs, filed with the FDA. Alkermes also granted to Civitas a non-exclusive sublicense to know-how for the purpose of development and commercialization of ARCUS-related products. Civitas is permitted to license and sublicense the pulmonary patents, patent applications and know-how, subject to certain restrictions, as necessary for our business. Without the prior written consent of Alkermes, Civitas is prohibited from assigning the intellectual property acquired from Alkermes, except to an affiliate or to a person that acquires all or substantially all of its business to which the agreement relates, whether by acquisition, sale, merger or otherwise.

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

Civitas has the right to terminate the License Agreement at any time upon giving 90 days’ written notice. The License Agreement may also be terminated by either party with respect to certain specified uncured breaches following notice and the expiration of a cure period.

Subject to the termination provisions described above, the License Agreement remains in effect until expiration of Civitas’ royalty obligations to Alkermes. Royalties are payable to Alkermes on a product-by-product and country-by-country basis until the later of (i) the expiration of the patents acquired from Alkermes containing a valid claim covering a product in a particular country and (ii) 12 years and six months after the launch of a product in a country.

Biogen (Fampyra)

Under the Collaboration Agreement with Biogen, Ampyra is marketed by Biogen as Fampyra outside the U.S. Fampyra has been approved in several countries across Europe, Asia, and the Americas. Our Fampyra patents have been challenged and invalidated in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen. The Germany nullity actions are further described in the Legal Proceedings section of this Annual Report. Fampyra currently faces generic competition in Germany. We are entitled to receive double-digit tiered royalties on net sales of Fampyra, and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future.

We also entered into a related supply agreement with Biogen (the “Supply Agreement”) concurrently with the Collaboration Agreement pursuant to which we are obligated to supply Biogen with its requirements for the licensed products. However, since our supply agreement with Alkermes was declared unenforceable by an arbitration panel in October 2022, Biogen was permitted to negotiate directly with Alkermes for its continued supply of Fampyra.

In January 2024, we received notice of termination from Biogen of the Collaboration Agreement. Accordingly, we will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025. We plan to assume commercialization responsibilities during 2024 as marketing authorization transfers and distribution arrangements are finalized for each territory and we expect to enter into additional collaborations and distribution arrangements with third parties to transition commercialization of Fampyra.

Manufacturing and Supply

Inbrija

Chelsea Manufacturing Facility

All commercial supply of Inbrija is currently manufactured at Catalent’s Chelsea, Massachusetts manufacturing facility, which was transferred to Catalent in February 2021 in connection with our sale to Catalent of our Chelsea manufacturing operations.

Catalent Manufacturing Services Agreement

In connection with the sale of our Chelsea manufacturing operations to Catalent in February 2021, we entered into the 2021 MSA with Catalent for the manufacture of Inbrija. The 2021 MSA provided that we would purchase Inbrija exclusively from Catalent during the term of the agreement.

Under the 2021 MSA, we agreed to purchase from Catalent at least $16 million of Inbrija in 2021 (pro-rated for a partial year) and $18 million of Inbrija each year from 2022 through 2030, subject to reduction in certain cases.

On December 31, 2022, we entered into a termination letter, which was subsequently amended and restated in March 2023, to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, we are obligated to pay a $4 million termination fee to Catalent, payable in April 2024 and included in Accounts Payable as of December 31, 2023. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that were delivered in the first quarter of 2023.

Effective January 1, 2023, we entered into the New MSA whereby Catalent will continue to manufacture Inbrija through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term worldwide manufacturing requirements of Inbrija. In 2023, we satisfied our purchase commitment under the New MSA and purchased 15 batches of Inbrija at a total cost of $10.5 million. We are subject to a purchase commitment in 2024 of 24 batches of Inbrija at a total cost of $15.5 million. Thereafter, in 2025, we will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the U.S. and other markets.

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. We agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment and provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. In addition, we paid Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7.

The New MSA, unless earlier terminated, will continue until December 31, 2030, and will be automatically extended for successive two-year periods unless either party provides the other with at least 18-months’ prior written notice of non-renewal. Either party may terminate the New MSA by written notice under certain circumstances, including material breach (subject to specified cure periods) or insolvency. We may also terminate the New MSA upon certain specified regulatory events and for convenience upon 180 days’ prior written notice. We have agreed to purchase from Catalent all of its requirements for Inbrija for the United States, Germany, Spain, and Latin America except in the case of termination or certain supply disruptions. For China, we are not required to purchase supply from Catalent and may arrange for an alternate supplier. For other countries, we may be released from exclusivity as long as it purchases at least two batches from Catalent in the applicable year, subject to certain rights of first refusal on alternative source of supply arrangements.

The New MSA contains customary representations, warranties and covenants, including with respect to the ownership of any intellectual property created pursuant to the manufacturing services agreement, as well as provisions relating to ordering, payment and shipping terms, regulatory matters, reporting obligations, indemnity, confidentiality, and other matters.

Although we have deferred internal investment in ARCUS research programs, we will continue to discuss potential collaborations with companies that express interest in formulating their novel molecules using ARCUS and have already performed feasibility studies for a number of these opportunities. However, currently we are not investing in any proprietary ARCUS research and development programs. Also, due to the corporate restructurings, employee attrition, and the 2021 sale of our Chelsea manufacturing operations, we may need to hire replacement personnel or engage consultants to continue with ARCUS research and development work beyond feasibility and similar early-stage studies.

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

Our proprietary Inbrija inhalers are manufactured using standard manufacturing processes and are shipped fully assembled to us. We own the molds and design history files for the inhalers. We currently source our proprietary Inbrija inhalers from a single third-party plastic molding manufacturer for the Inbrija inhalers. Our reliance on a single third party for the manufacture of inhalers increases the risk that we will not have sufficient quantities of our inhalers or will not be able to obtain such quantities at an acceptable cost or quality, which could harm our commercialization of Inbrija. If the inhaler supplier fails to provide sufficient inhaler supply, we would need to enter into alternative arrangements with a different supplier. Transition to a new inhaler supplier would be a lengthy and complex process. Among other things, we would have to revalidate the molding and assembly processes pursuant to any applicable health authority requirements and we would have to ensure that inhalers manufactured by the new supplier adhere to other applicable regulatory requirements.

Ampyra

In October 2022, an arbitration panel issued a decision in our dispute with Alkermes and ruled that the existing license and supply agreements with Alkermes are unenforceable. As a result of the panel’s ruling, we are using an alternative source for supply of Ampyra. The cost savings associated with this decision have greatly benefited Ampyra’s value to us. For information regarding a recent action by us to modify the arbitration award, see Legal Proceedings in Part 1, Item 3 of this Annual Report.

On September 30, 2010, we entered into a world-wide manufacturing services agreement with Patheon, Inc. (“Patheon”) as a second manufacturer for Ampyra. Under the manufacturing services agreement, we agreed to purchase from Patheon, on a non-exclusive basis, a portion of our requirements for Ampyra in the U.S. We pay Patheon a fixed per bottle fee (60 tablets per bottle) based on the annual quantity of Ampyra bottles that are delivered for sale. Patheon is currently our sole manufacturer and packager of Ampyra for sales in the United States.

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

The intellectual property relating to our programs is owned directly by Acorda or indirectly through a subsidiary, including for example our Civitas subsidiary. Throughout this Annual Report, we may refer to any and all such intellectual property, and the corresponding research and development programs as, “our” or “Acorda’s” programs.

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

There are two European patents, EP 1732548 and EP 2377536, with claims directed to use of a sustained release dalfampridine composition (known under the trade name Fampyra in the European Union) to increase walking speed in a patient with multiple sclerosis. Both European patents are set to expire in 2025, absent any additional exclusivity granted based on regulatory review timelines. Fampyra had ten years of market exclusivity in the European Union that expired in 2021. Accordingly, even though the Technical Board of Appeal of the European Patent Office upheld the European patents, Fampyra could potentially face competition from generic drug manufacturers that may seek to challenge Fampyra’s European patents within individual European countries.

Nullity actions with respect to Fampyra have been filed in Germany against both of the German national patents. On August 20, 2020, ratiopharm Gmbh (“ratiopharm”) filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalfampridine composition to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At oral hearings in February 2022 and April 2022, the German Federal Patent Court dismissed ratiopharm’s action against the ‘536 patent and the ‘548 patent, respectively, as inadmissible because of ongoing formality proceedings relating to these patents in the European Patent Office. Ratiopharm appealed the decision on the ‘536 patent but not the decision on the ‘548 patent. On December 6, 2022, the German Federal Court of Justice held that ratiopharm’s ‘536 nullity action was admissible and remanded the case back to the German Federal Patent Court. On January 11, 2022, Stada Arzneimittel (“Arzneimittel”) also filed a nullity action against the ‘536 patent. The ratiopharm and Arzneimittel ‘536 nullity actions have been consolidated. In November 2023, the German Federal Patent Court issued a preliminary opinion indicating that the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At an oral hearing on March 4, 2024, the German Federal Patent Court held that the ‘536 patent was invalid. We are considering an appeal of this decision and will make a determination following receipt of the formal written decision. On July 27, 2022, Teva GmbH (“Teva”) also filed a nullity action against the ‘548 patent, in the same court as the ratiopharm nullity actions. On January 27, 2023, the German Federal Patent Court issued a preliminary opinion in the ‘548 Teva nullity action that the claimed subject matter of the ‘548 patent lacked inventive step. At an oral hearing on July 11, 2023, the German Federal Patent Court held that the ‘548 patent was invalid. The German Federal Patent Court issued its formal written decision on the ‘548 patent on November 10, 2023. We appealed the decision on December 11, 2023 and the appeal is now pending before the Federal Court of Justice. We are working with Biogen to vigorously defend these patents and enforce our patent rights. See Legal Proceedings in Part I, Item 3 of this Annual Report for more information.

Trademarks

In addition to patents, our intellectual property portfolio includes registered trademarks, along with pending trademark applications. We own several registered trademarks in the U.S. and in other countries. These registered trademarks include, in the U.S., the marks “Acorda Therapeutics,” our stylized Acorda Therapeutics logo, “Ampyra,” “Inbrija,” and “ARCUS.” We also have trademark registrations for “Fampyra” and “Inbrija” and pending trademark applications therefore, in numerous foreign jurisdictions. In addition, our trademark portfolio includes several trademark registrations and pending trademark applications for potential product names and for disease awareness activities.

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

The standard of care for the treatment of Parkinson’s is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and the amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s progresses. Inbrija may face competition from therapies that can limit the occurrence of OFF periods. Approaches to achieve consistent levodopa plasma concentrations include new formulations of carbidopa/levodopa, such as extended-release and intestinal infusions, and therapies that prolong the effect of levodopa. Amneal Pharmaceuticals, Inc. markets RYTARY, an extended-release formulation of oral carbidopa/levodopa, and extended-release formulations of oral and patch carbidopa/levodopa are being developed by others including Intec Pharma and Mitsubishi Tanabe Pharma Corporation. Also, AbbVie Inc. has developed a continuous administration of a gel-containing levodopa through a tube that is surgically implanted into the intestine. This therapy, known as Duopa, and PRODUODOPA (foslevodopa/foscarbidopa), a subcutaneous 24-hour infusion of levodopa-based therapy, has been approved by the FDA and EU health authorities.

One or more of our competitors may utilize their expertise in pulmonary delivery of drugs to develop and obtain approval for pulmonary delivery products that may compete with Inbrija and any other ARCUS drug delivery technology product candidates that we may develop in the future. These competitors may include smaller companies such as Alexza Pharmaceuticals, Inc., Pulmatrix, Inc., Vectura Group plc, and PureIMS B.V. and larger companies such as Allergan, Inc., GlaxoSmithKline plc, MannKind Corporation, and Novartis AG, among others. If approved, our product candidates may face competition in the target commercial areas for these pulmonary delivery products. Also, we are aware that at least one company, Impel Neuropharma, is developing intranasally delivered levodopa therapies which, if approved, might compete with Inbrija.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the preclinical testing, clinical development, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising, sale, promotion, import and export of our products and product candidates. The discussion below covers FDA regulation of drugs and drug product approval. We currently do not have any active development programs for new potential drug products; however, we will continue to discuss potential collaborations with companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and have already performed feasibility studies for a number of these opportunities.

FDA Regulation of Drugs and Drug Product Approval

In the U.S., Ampyra is regulated by the FDA as a drug but, as further discussed below, Inbrija is regulated as a combination product because it has both a drug and a device component. Drugs, biologics, and medical devices are regulated primarily under the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, as amended, and the regulations of the FDA. These products are also subject to other federal, state, and local statutes and regulations. Violations of regulatory requirements at any stage of development may result in various adverse consequences, including the FDA’s and other health authorities’ delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions, and/or civil or criminal penalties. Similar civil or criminal penalties could be imposed by other government agencies or agencies of the states and localities in which our products are tested, manufactured, sold, or distributed.

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
•
FDA review of whether each facility in which the product is manufactured, processed, packed or held meets standards designed to assure the product’s identity, strength, quality, and purity; and
•
submission and FDA approval of a New Drug Application, or NDA, in the case of a drug, or a Biologics License Application, or BLA, in the case of a biologic, containing preclinical and clinical data, proposed labeling, information to demonstrate that the product will be manufactured to appropriate standards, and other required information.

The research, development and approval process require substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely or commercially viable basis, if at all, for any product that we or our collaborators may be developing.

Preclinical studies include laboratory evaluation of a product candidate, its chemistry, formulation and stability, as well as animal studies to assess its safety and potential efficacy. The results of the preclinical studies, together with manufacturing information, analytical data, and any available clinical data or literature must be submitted to the FDA as part of an IND application. The IND sponsor may initiate clinical trials 30 days after filing the IND application, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, which the FDA commonly communicates to the IND sponsor through a clinical hold letter. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Further, an independent Institutional Review Board, or IRB, charged with protecting the welfare of human subjects involved in research at each medical center proposing to conduct the clinical trials must review and approve any clinical trial before it commences at that center. The IRB(s) must continue to monitor the trial until its completion. Many studies also employ a data safety monitoring board, or DSMB, with experts who are otherwise independent of the conduct of the study and are given access to the unblinded study data periodically during the study to determine whether the study should be halted. For example, a DSMB might halt a study if an unacceptable safety issue emerges, or if the data showing the effectiveness of the study drug would make it unethical to continue giving patients placebo. Study subjects must provide informed consent before their participation in the research study. Once initiated, the FDA may also place an ongoing clinical study on a clinical hold, which must be resolved before the study may continue.

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

U.S. law requires that trials conducted to support approval for product marketing be “adequate and well controlled.” This entails a number of requirements, including that there is a clear statement of objectives and methods in the clinical trial protocol, the study design permits a valid comparison with a control (e.g., a placebo, another drug already approved for the studied condition, or a non-concurrent control such as historical data), and that the statistical methods used to analyze the data are adequate to assess the effects of the drug. Studies must also be conducted in compliance with Good Clinical Practice, or GCP, requirements.

We cannot be certain that we or our collaborators will successfully complete Phase 1, Phase 2, or Phase 3 testing of any product candidates within any specific time period, if at all. Furthermore, the FDA, the IRBs, or the DSMB may prevent clinical trials from beginning or may place clinical trials on hold or terminate them at any point in the development process if, among other reasons, they conclude that study subjects or patients are being exposed to an unacceptable health risk.

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

Satisfaction of the above FDA requirements or similar requirements of state, local, and foreign regulatory agencies typically take several years or more and the actual time required may vary substantially, based upon the type, complexity, and novelty of the product candidate. Government regulation may delay or prevent marketing of potential products for a considerable period of time or permanently and impose costly procedures upon our activities. Even if a product candidate receives regulatory approval, the approval will be limited to the specific approved indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, labeling changes, or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain and maintain, regulatory approvals for our products and any product candidates we or our collaborators may seek to develop would harm our business. Marketing products abroad requires similar regulatory approvals, additional fees and are subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Post-Approval Regulation in the U.S.

Any products manufactured or distributed in the U.S. by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including requirements relating to record-keeping, labeling, packaging, reporting of adverse experiences and other reporting, advertising and promotion, distribution, cGMPs, and import/export, as well as any other requirements imposed by the NDA or BLA. The FDA’s rules for advertising and promotion require, among other things, that our promotion be truthful, fairly balanced and adequately substantiated, and that our labeling bears adequate directions for all intended uses of the product. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to an approved product, product labeling, or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug, require post-approval studies or clinical trials, or impose a REMS post-approval if it becomes aware of new safety information that the agency believes impacts the drug’s safety profile. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Foreign drug manufacturers must comply with similar FDA and local requirements and may be subject to inspections by the FDA or local regulatory agencies. We cannot be certain that we or our present or future suppliers will be able to comply with cGMPs and other regulatory requirements. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

In addition to inspections related to manufacturing, we are subject to periodic unannounced inspections by the FDA and other regulatory authorities related to the other regulatory requirements that apply to marketed drugs manufactured or distributed by us. The FDA also may conduct periodic inspections regarding our review and reporting of adverse events or related to compliance with the requirements of the PDMA concerning the handling of drug samples. When the FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations on FDA Form 483. The observations may be more or less significant. If we receive a notice of inspectional observations, we likely will be required to respond in writing, and may be required to undertake corrective and preventive actions in order to address the FDA’s concerns. Failure to address the FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions against us and/or against any products we are manufacturing or distributing.

We are also subject to a variety of state laws and regulations in those states or localities where products or product candidates are or will be marketed, or where we have operations. For example, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in that state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Federal law and some states also impose requirements on manufacturers, distributors, and other trading partners that govern the introduction and movement of product through the supply chain, including requirements for the exchange of transaction documentation, development of systems capable of tracking and tracing product as it moves through the distribution chain, and responding to requests from trading partners and government agencies. Any applicable federal, state, or local regulations may hinder our ability to market, or increase the cost of marketing, our products in those states or localities.

The FDA’s policies may change and additional U.S. or foreign government laws and/or regulations may be enacted which could impose additional burdens or limitations on our ability to obtain approval of our product candidates or market our products after approval. Moreover, increased attention to the containment of healthcare costs in the U.S. and in foreign markets could result in government scrutiny or new regulations that could harm our business. For example, significant price increases in recent years by certain drug manufacturers have received considerable scrutiny from the U.S. Congress, in some cases forcing those companies to dramatically reduce those prices. The current U.S. administration has indicated an interest in measures designed to lower drug costs and there continues to be political pressure at both the U.S. federal and state levels related to drug pricing and drug transparency that could result in legislative or administrative actions, or at a minimum continued scrutiny. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Generic Drugs, AB Ratings and Pharmacy Substitution

Generic drugs are approved through an abbreviated regulatory process, which differs in important ways from the process followed for innovative products. For generic versions of drugs subject to an NDA, an abbreviated new drug application, or ANDA, is filed with the FDA. The ANDA must seek approval of a product candidate that has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as a so-called “reference listed drug” or RLD that has already been approved pursuant to a full NDA. Only limited exceptions exist to this ANDA sameness requirement, including certain limited variations approved by the FDA through a special suitability petition process. ANDA applicants are not required to submit clinical data to demonstrate safety and efficacy. Instead, the FDA relies on its prior finding of safety and effectiveness of the RLD to approve the ANDA. As a result, the law requires that the ANDA applicant submit only limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at a rate and extent consistent with that of the RLD. This is known as bioequivalence, which commonly is shown in a bioequivalence study that typically is performed in healthy volunteers and generally is considerably less time-consuming and expensive than clinical studies in patients. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality. It also must contain certifications with respect to all patents that are listed for the RLD in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the “Orange Book.”

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
•
If the RLD is classified by the FDA as an NCE, then the length of the automatic stay depends on when the ANDA is filed. No company can file an ANDA on a reference listed drug that the FDA has designated as an NCE until five years after the RLD’s FDA approval, except that an ANDA may be submitted four years after the RLD’s FDA approval if the ANDA contains a Paragraph IV patent certification. If an ANDA containing a Paragraph IV certification is filed five or more years after FDA approval of the NCE, then the stay duration is 30 months. However, if an ANDA containing a Paragraph IV certification is filed in between the fourth and fifth years after FDA approval of the NCE, the automatic 30-month stay is extended by a number of months equal to the number of months remaining in the fifth year after approval of the RLD, providing a total of up to a 42 month stay.

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

Although we do not manufacture or market stand-alone medical devices, Inbrija relies on a device component (the inhaler) to deliver drug product to patients. In general, the FDA regulates that type of product as a “combination product.” The FDA assigns combination products for primary or lead review by the drug or device center based on a determination of the product’s “primary mode of action.” If the FDA determines that the product achieves its therapeutic effect through the drug component, as was the case with Inbrija, it will be assigned to the Center for Drugs (“CDER”) or the Center for Biologics (“CBER”) for review and approval. By contrast, if the FDA determines that the device component is the primary mode of action, then the product will be reviewed and approved by the Center for Devices (“CDRH”). CDER is the lead review division for Inbrija. We anticipate that, to the extent that any of the other products we may develop are regulated as combination products, the FDA likely will find that the primary mode of action is through the drug component, and therefore the product will be reviewed by CDER. In that case, however, CDER/CBER will consult with CDRH on the device component, and we will still have to comply with certain requirements applicable to medical devices.

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

Within the EU, it is possible to obtain marketing authorizations that enable an approved product to be marketed in the entire European Economic Area, or EEA, which is composed of the EU member states plus Iceland, Liechtenstein, and Norway. This can be through the “centralized procedure” which is mandatory for certain products, including biotechnology and advanced therapy medicinal products, orphan medicines and new active substances for the treatment of acquired immune deficiency syndrome (AIDS), cancer, neurodegenerative disorder, diabetes, auto-immune diseases and other immune dysfunctions and viral diseases. Alternatively, marketing authorizations can be obtained through the “mutual recognition” or “decentralized” procedure, which provides for the approval of a product by one or more member states based on an assessment of an application review performed by one or more other member states. The foreign regulatory approval process involves risks very similar to those associated with FDA approval discussed above.

On September 19, 2019, the EC granted a marketing authorization to Inbrija, for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. This marketing authorization was granted through the centralized procedure and is therefore valid throughout the EEA. The marketing authorization is valid for five years and once renewed is usually valid for an unlimited period thereafter. In December 2023, we submitted an application for renewal of the marketing authorization for this product. If a product approved under the centralized procedure is not marketed in at least one EU member state within three years of the grant of the marketing authorization, the marketing authorization lapses under the EU’s sunset rules unless the deadline is extended. In December 2021, we received an extension of the sunset deadline for Inbrija to March 31, 2023. We have entered into distribution agreements with Esteve to commercialize Inbrija in Germany and Spain, respectively. Esteve launched Inbrija in Germany in June 2022 and launched in Spain in February 2023. Accordingly, we are in compliance with the sunset rules.

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

The EU’s medicines rules do not require the launch of a product in a particular member state but do contain the sunset rules described above requiring that for a centrally-approved product, the product must be marketed in at least one member EEA state within three years of approval (unless that deadline is extended) or the marketing authorization may cease to be valid. However, once a medicinal product is launched in a particular member state, the marketing authorization holder is under a legal obligation to take steps to ensure it meets demand for the product in that country.

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

We have entered into distribution and supply agreements with Esteve for the commercialization of Inbrija in Germany and Spain, and we may enter into similar transactions for the commercialization of Inbrija in other EU countries in the future. We have not transferred our EU marketing authorization to Esteve and do not intend on transferring the authorization to any other party with whom we may enter into such a transaction. Accordingly, if Esteve or another distributor or collaborator for Inbrija in the EU fails to comply with EU legal requirements, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions, and there can be no assurance that contractual terms and conditions will provide us with adequate rights and remedies, and actions required to protect against enforcement actions or to enforce such rights could be costly and time consuming.

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

We completed the MDR conformity assessments throughout 2023 and received our MDR certification in November 2023. We subsequently have established a transition plan from MDD to MDR (including markings and labeling requirements) with expected implementation through Q1 2025.

Other Regulations

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products, as well as medical devices, are potentially subject to regulation and oversight by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, the Drug Enforcement Administration (“DEA”), and state and local governments. Controlled substances that are scheduled by the DEA are subject to additional regulatory requirements including, among other things, special security and handling requirements, and potential restrictions on manufacturing, distribution, sales, and marketing. Sales, marketing, scientific/educational grant programs, and other Acorda interactions with healthcare professionals must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act and the False Claims Act, and may be affected by the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, and/or the Veterans Health Care Act of 1992 (“VHCA”). For products to be covered by Medicaid, drug manufacturers must enter into a rebate agreement with the Secretary of Health and Human Services on behalf of the states and must regularly submit certain pricing information to CMS. Under the VHCA, we are required to offer certain drugs at a reduced price to a number of federal agencies including the Veterans Administration and the Department of Defense, or DOD, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal health care programs including Medicare and Medicaid. In addition, discounted prices must also be offered for certain DOD purchases for its TRICARE retail pharmacy program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

Under the Sunshine Act provisions of the Affordable Care Act (“ACA”), pharmaceutical manufacturers are subject to federal reporting requirements with regard to payments or other transfers of value made to physicians, physician assistants, advance practice nurses, and teaching hospitals. Reports submitted under these requirements are placed on a public database. Pharmaceutical manufacturers are required to submit reports to CMS annually. Similarly, the ACA requires pharmaceutical manufacturers to annually report to FDA samples of prescription drugs requested by and distributed to healthcare providers. The law does not state whether these sample disclosures will be made publicly available, and the FDA has not provided any additional guidance as to how the data will be used. In addition, several states have their own Sunshine laws and regulations that require pharmaceutical manufacturers to report information with regard to payments or other transfers of value to physicians, physician assistants, advance practice nurses, and teaching hospitals. Some of the states' Sunshine laws require more information to be reported than the federal requirements.

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

Under the reimbursement methodology set forth in the Medicare Modernization Act, or MMA, physicians are reimbursed for drugs they administer to Medicare beneficiaries based on a product’s “average sales price,” or ASP. This ASP-based reimbursement methodology has generally led to lower reimbursement levels. The MMA also established the Medicare Part D outpatient prescription drug benefit, which is provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. The ACA, as amended, requires drug manufacturers to provide a 70% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.”

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

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of March 1, 2024, we had 102 full-time and no temporary employees. We also engage various consultants and contract workers, including approximately 27 sales representatives. We believe that we have a good relationship with our employees, consultants, and contract workers. In order to achieve our goals, it is crucial that we continue to attract and retain top talent and provide a safe and rewarding workplace, with opportunities for growth and career development, supported by competitive compensation, benefits, health and wellness programs. None of our employees are represented by a labor union or works council and none of our employees have entered into a collective bargaining agreement with us.

We believe that a diverse, equitable and inclusive workplace is critical to the Company. We take a comprehensive view of diversity, equity and inclusion across different races, ethnicities, tribes, religions, socioeconomic backgrounds, generations, abilities, and expressions of gender and sexual identity. As of March 1, 2024, 48% of our employees were female and 52% were male, and 24% identified as non-white and 72% as white with a relatively equal mix between female and male. We conduct annual pay equity analyses, with regard to gender and race/ethnicity to help ensure our base pay structures are fair and to identify and remediate potential issues or disparities. We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline.

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

As a result of the Intended Chapter 11 Proceedings, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Intended Chapter 11 Proceedings is limited by certain restrictions on the implementation of incentive programs under the Code. However, we have implemented a program to provide severance and other compensation to certain employees and employees that are not offered employment with the Purchaser.

CORPORATE INFORMATION

We were incorporated in 1995 as a Delaware corporation. Our principal executive offices are located at 2 Blue Hill Plaza, 3rd Floor, Pearl River, New York 10965. Our telephone number is (914) 347-4300. Our common stock is listed on the Nasdaq Global Select Market under the symbol “ACOR,” although our common stock is likely to be delisted from the Nasdaq Global Select Market within ten days of the commencement of the Intended Chapter 11 Proceedings.

Our website is www.acorda.com. The information contained on our website is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. References to our website address in this report have been included as, and are intended to be, inactive textual references only that do not hyperlink to our website.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.acorda.com under the “Investors” and then “SEC Filings” captions) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains the reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov. Also, the SEC allows us to “incorporate by reference” some information from our proxy statement for our 2024 Annual Meeting of Stockholders, rather than repeating that information in this Annual Report. We intend to file our 2024 Proxy Statement within 120 days after the end of our 2023 fiscal year, in accordance with SEC rules and regulations, and we recommend that you refer to the information that we indicate will be contained in our 2024 Proxy Statement.

Item 1A. Risk Factors.

You should carefully consider the risks described below, in addition to the other information contained in this Annual Report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us, that we currently deem immaterial, or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. You also should consider the other information included in this Annual Report on Form 10-K as well as our other filings with the SEC.

Risk Factors Summary

An investment in our securities is subject to various risks, the most significant of which are summarized below.

•
We are subject to significant risks and uncertainties associated with the Intended Chapter 11 Proceedings, including our ability to negotiate and confirm a sale of substantially all of our assets under Section 363 of the Code (or any plan of reorganization or liquidation); the high costs and related fees of Chapter 11 proceedings; our ability to obtain sufficient financing to allow us to operate our business during the course of the Intended Chapter 11 Proceedings; our ability to satisfy the conditions and milestones in the Restructuring Support Agreement; our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties; our ability to maintain contracts that are critical to our operations; our ability to execute competitive contracts with third parties; the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; our ability to retain our current management team and to attract, motivate and retain key employees; the ability of third parties to seek and obtain court approval to convert the Intended Chapter 11 Proceedings to a Chapter 7 proceeding; and the actions and decisions of our shareholders, creditors and other third parties who have interests in the Intended Chapter 11 Proceedings that may be inconsistent with our plans.
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
•
We will not be able to repay our convertible senior secured notes when they mature in December 2024.
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
•
We rely on specialty pharmacies to dispense our products, deliver customer support, and provide us with related services, and our business could be harmed, and we could be subject to liabilities if these services are performed inadequately or in a manner that does not comply with applicable laws and regulations.
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
•
We depend on sophisticated information technology systems to operate our business, and a cyberattack or other breach of these systems, or a system error, could have a material adverse effect on our business and results of operations.
•
Our stock price may be volatile and you may lose all or part of your investment.
•
Substantial dilution could result from future issuances of our common stock, shares underlying existing or future equity awards to employees and directors, the possible issuance of shares to holders of our 2024 Notes to settle all or a portion of our conversion or make-whole payment obligations under, and/or interest payments on, those notes, and/or the possible sale of shares pursuant to financing transactions.
•
Certain provisions of Delaware law, our Certificate of Incorporation, and our Bylaws may delay or prevent an acquisition of us that stockholders may consider favorable or may prevent efforts by our stockholders to change our directors or our management, which could decrease the value of our shares.

Risks Related to the Intended Chapter 11 Proceedings

We are subject to risks and uncertainties associated with the Intended Chapter 11 Proceedings.

We intend to commence voluntary proceedings under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Court”) shortly after filing this Annual Report. Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our bankruptcy. These risks include, but are not limited to, the following:

•
our ability to negotiate and confirm a sale of substantially all of our assets under Section 363 (or any plan of reorganization or liquidation);
•
the high costs of Chapter 11 proceedings and related fees;
•
our ability to obtain sufficient financing to allow us to operate our business;

•
our ability to satisfy the conditions and milestones in the Restructuring Support Agreement;
•
our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•
our ability to maintain contracts that are critical to our operations;
•
our ability to execute competitive contracts with third parties while tainted with a bankruptcy legacy;
•
the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•
our ability to retain our current management team and to attract, motivate and retain key employees;
•
the ability of third parties to seek and obtain court approval to convert the Intended Chapter 11 Proceedings to a proceeding under Chapter 7; and
•
the actions and decisions of our shareholders, creditors and other third parties who have interests in the Intended Chapter 11 Proceedings that may be inconsistent with our plans.

Delays in the Intended Chapter 11 Proceedings will likely increase the costs associated with our Chapter 11 process and make it possible that we will be unable to continue operations while in bankruptcy.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Intended Chapter 11 Proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees and other third parties, which in turn could further adversely affect our operations and financial condition. Also, pursuant to the Code, we need the prior approval of the Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Intended Chapter 11 Proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during the Intended Chapter 11 Proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to complete a sale of substantially all of our assets under Section 363 (or any plan of reorganization or liquidation).

Although we have lowered our capital budget and plan to reduce the scale of our operations, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Intended Chapter 11 Proceedings and expect that we will continue to incur significant professional fees and costs throughout the Intended Chapter 11 Proceedings. We can provide no assurance that our current liquidity is sufficient to allow us to continue to operate our business, satisfy our obligations related to the Intended Chapter 11 Proceedings, allow us to proceed with the confirmation of a Section 363 sale (or any plan of reorganization or liquidation). We can provide no assurance that we will be able to secure additional post-petition financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

The Restructuring Support Agreement is subject to conditions and milestones that we may not be able to satisfy.

There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the Intended Chapter 11 Proceedings, which include the consummation of the Sale Transaction. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.

If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Sale Transaction could be materially and adversely affected.

The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the Restructuring Support Agreement. Such termination may result in the loss of support for the proposed Section 363 sale by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the proposed Section 363 sale. If the proposed Section 363 sale is not consummated, there can be no assurance that the Cases would not be converted to Chapter 7 liquidation cases or that any alternative arrangement would be as favorable to holders of claims against the Debtors as contemplated by the Restructuring Support Agreement.

In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7.

Upon a showing of cause, which may include our inability to continue to fund the Company during the Intended Chapter 11 Proceedings, the Court may convert a Chapter 11 case to a Chapter 7 case. In such event, our business operations would generally cease and a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Code.

As a result of the Intended Chapter 11 Proceedings, our historical financial information may not be indicative of our future performance, which may be highly volatile.

During the Intended Chapter 11 Proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the filing of the Intended Chapter 11 Proceedings. If a plan of reorganization is approved and implemented, our existing capital structure may be fundamentally altered. If we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. In connection with the Intended Chapter 11 Proceedings, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

We may be subject to claims that will not be discharged in the Intended Chapter 11 Proceedings, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against us that arose prior to the filing of the Intended Chapter 11 Proceedings or before consummation of a plan of reorganization or liquidation (i) would be subject to compromise and/or treatment under such plan and/or (ii) would be discharged in accordance with the Code and the terms of such plan. Subject to the terms of such plan and orders of the Court, any claims not ultimately discharged could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations following the bankruptcy proceedings.

If we operate under the Court’s protection for a long period of time, or for a longer period of time than expected, our business may be harmed.

The longer the proceedings related to the Intended Chapter 11 Proceedings continue, the less likely it may be that we can complete a sale of substantially all of our assets under Section 363 on terms that are favorable, or at all, and the more likely it is that our clients, investors, strategic partners and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative advisory and/or other commercial relationships, as applicable. Furthermore, so long as the Intended Chapter 11 Proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Intended Chapter 11 Proceedings. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to any plan of reorganization or liquidation.

Adverse publicity in connection with the Intended Chapter 11 Proceedings or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Intended Chapter 11 Proceedings, may negatively impact our efforts to promote a sale of substantially all of our assets under Section 363, to operate our business while the Intended Chapter 11 Proceedings are pending or to execute a plan of reorganization or liquidation as an alternative or in addition to such a sale process.

The Intended Chapter 11 Proceedings will limit the flexibility of our management team in running our business.

While we operate our business as debtor‑in‑possession under supervision by the Court, we are required to obtain the approval of the Court prior to engaging in activities or transactions outside the ordinary course of business. Court approval of non‑ordinary course activities entails preparation and filing of appropriate motions with the Court, negotiation with the various other parties‑in‑interest and one or more hearings. Other parties‑in‑interest may be heard at any Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. In addition, constraints on our activities as debtor-in-possession may place limitations and restrictions on our business activities and resources. Furthermore, in the event the Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may experience employee attrition as a result of the Intended Chapter 11 Proceedings.

As a result of the Intended Chapter 11 Proceedings, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Intended Chapter 11 Proceedings is limited by certain restrictions on the implementation of incentive programs under the Code. The loss of services of members of our senior management team could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Risks Related to our Business

We have a history of operating losses and may not be able to achieve or sustain profitability in the future; we are substantially dependent on our ability to successfully market and sell Inbrija.

As of December 31, 2023, we had an accumulated deficit of approximately $1,189.1 million. We had a net loss of $252.9 million for the year ended December 31, 2023. We have historically been highly dependent on sales of Ampyra in the U.S., but have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra that began entering the market in the U.S. in late 2018. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time.

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

Given our current cash position, cash flow forecast and the Intended Chapter 11 Proceedings we will not have sufficient cash flow from our business to continue to sufficiently fund our operations.

Our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. At December 31, 2023, we had $30.6 million in cash and cash equivalents and restricted cash. During 2023, we incurred a net loss of $252.9 million and had net cash flows used in operating activities of $14.0 million.

Our current cash flow forecast for the one-year going concern look forward period estimates that we will not have sufficient capital available to fund our operations. The 2024 Notes are scheduled to mature on December 1, 2024, unless earlier converted in accordance with their terms. However, the commencement of the Intended Chapter 11 Proceedings will constitute an event of default under the Indenture governing the 2024 Notes, which will in turn result in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. At December 31, 2023, the principal balance outstanding under the 2024 Notes was $207.0 million. Additionally, for the duration of the Intended Chapter 11 Proceedings, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty associated with the Intended Chapter 11 Proceedings. Management believes that, due to these conditions and events, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.

We will need to expend substantial resources for commercialization of our marketed products, including costs associated with the commercialization of Inbrija. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2024 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to support our operations and service our debt and make necessary capital expenditures. Also, research and development programs will not generate any revenues for us for the foreseeable future, if ever, because they have been either suspended or are in early stages and are subject to numerous risks including those described elsewhere in these risk factors.

Our ability to meet our future operating requirements, repay our liabilities, and meet our other obligations, and continue as a going concern are dependent upon a number of factors, including our ability to generate cash from product sales, reduce planned expenditures, and obtain additional financing. In light of the Intended Chapter 11 Proceedings, we will be unable to generate sufficient cash flow from the sale of our products and will need to obtain a sufficient amount of liquidity under the DIP Credit Agreement or other financing arrangements, which will be subject to the approval of the Court. We may also have to reduce expenses, curtail certain operations, or obtain additional capital on terms that may be onerous and which are likely to be highly dilutive, or initiate liquidation proceedings under Chapter 7. Adequate financing may not be available when needed, at all, on terms acceptable to us or in compliance with the restrictions contained in our debt instruments.

Our restructurings and associated organizational changes may not adequately reduce our expenses, may lead to additional workforce attrition, and may cause operational disruptions.

We have recently experienced workforce attrition in various functions across our business, which may be attributable to our prior corporate restructurings, our current business circumstances, a combination of both, or other factors. Our efforts to adjust our operations with the reduced workforce may not be successful in preventing disruption to our business, and with the reduced workforce, we lack redundancy in important functions across our business. We are increasingly relying on the services of contract sales representatives and potentially third-party promotional partnerships or other similar arrangements in response to substantial sales force attrition. Further loss of one or more of our key employees, additional loss of multiple employees in particular functions, and/or our inability to attract replacement or additional qualified personnel could substantially impair our ability to operate our business and implement our business plan, particularly our efforts to successfully commercialize Inbrija and Ampyra.

We will not have the ability to raise the funds necessary to settle conversions of our convertible notes or to repurchase notes upon a fundamental change.

The 2024 Notes will become due and payable upon the commencement of the Intended Chapter 11 Proceedings. In addition, our common stock is likely to be delisted from Nasdaq within ten days of the commencement of the Intended Chapter 11 Proceedings, which would constitute a make-whole fundamental change that would provide holders of our 2024 Notes with the right to require us to repurchase their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. We do not have the cash to make such a payment. However, we expect that any efforts to enforce payment obligations under the 2024 Notes, including any rights to require us to repurchase the notes, will be automatically stayed as a result of the filing of the Intended Chapter 11 Proceedings.

The indenture governing our 2024 Notes contains restrictions that may make it more difficult to execute our strategy or to effectively compete.

Subject to certain exceptions and qualifications, the indenture governing our 2024 Notes restricts our ability and the ability of certain of our subsidiaries to, among other things, (i) pay dividends or make other payments or distributions on capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) make certain investments, (iii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, which includes, among other items, indebtedness incurred to refinance our convertible senior notes, (iv) create liens on assets, (v) sell assets, (vi) enter into certain transactions with affiliates or (vii) merge, consolidate or sell all or substantially all assets. The indenture also requires us to make an offer to repurchase the 2024 Notes upon the occurrence of certain asset sales. These restrictions may make it difficult to successfully execute our business strategy, including limiting our ability to engage in certain collaborations or transactions involving Inbrija and certain intellectual property, or effectively compete with companies that are not similarly restricted.

An event of default under the indenture governing our 2024 Notes could adversely affect our liquidity and our ability to retain title to our assets, including our intellectual property.

The indenture governing our 2024 Notes provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest for 30 days, (ii) failure to pay the convertible senior secured notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to convert the convertible senior secured notes in accordance with the indenture and the failure continues for five business days, (iv) not issuing certain notices required by the notes indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the notes indenture for 60 days following the receipt of a notice of non-compliance, (vi) a default or other failure by us to make required payments under our other indebtedness or certain subsidiaries having an outstanding principal amount of $30.0 million or more, (vii) failure by us or certain subsidiaries to pay final judgments aggregating in excess of $30.0 million, (viii) certain events of bankruptcy or insolvency and (ix) the commercial launch in the U.S. of a product determined by the FDA to be bioequivalent to Inbrija. Certain of these potential events of default may occur as a result of factors beyond our control.

In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to us, all outstanding 2024 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2024 Notes may declare all the notes to be due and payable immediately. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the 2024 Notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the 2024 Notes upon an acceleration or otherwise, we would be forced into bankruptcy or liquidation and we would lose title to substantially all of our assets, including our intellectual property.

The 2024 Notes will become due and payable upon the commencement of the Intended Chapter 11 Proceedings. In addition, our common stock is likely to be delisted from Nasdaq within ten days of the commencement of the Intended Chapter 11 Proceedings, which would constitute a make-whole fundamental change that would provide holders of our 2024 Notes with the right to require us to repurchase their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. We do not have the cash to make such a payment. However, we expect that any efforts to enforce payment obligations under the 2024 Notes, including any rights to require us to repurchase the notes, will be automatically stayed as a result of the filing of the Intended Chapter 11 Proceedings.

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

We completed our conformity assessment and received our MDR certification in November 2023. We subsequently and have agreed with our Notified Body to established a transition plan from MDD to MDR (including markings and labeling requirements) with expected to be implementation through Q1 2025.

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

In 2021, we sold our Chelsea, Massachusetts manufacturing operations to Catalent and rely on Catalent for the manufacture and supply of Inbrija. As our Inbrija supplier, Catalent is responsible for all Inbrija components other than the inhaler and levodopa, the Inbrija API. We have relied, and we expect to continue relying, on third parties to supply the inhaler and levodopa. Also, we rely on a separate company to package the final Inbrija kits. Any failure or delay by a third-party manufacturer, packager, or supplier may delay or impair our ability to commercialize Inbrija or to complete any future clinical studies that may be needed. Although in some cases we have contracts for these requirements, we cannot be certain that those contracts will be renewed on commercially reasonable terms, if at all. This may be made more complex in certain circumstances if we do not have contracts with suppliers, such as in the case of Inbrija where we currently do not have a contract with the supplier of the API, which exposes us to the risk that they could discontinue supply at any time. Manufacturers, packagers or suppliers may choose not to conduct business with us at all, or may choose to discontinue doing business with us, for example if they determine that our particular business requirements would be unprofitable or otherwise not appropriate for their business. We do not control how Catalent sources the other components of Inbrija, but we are aware that they rely on a single supplier for a critical excipient used for Inbrija manufacturing and they could rely on single suppliers for other components. Our business could be similarly exposed to risk if and to the extent they rely on single source suppliers or do not have supply contracts.

We currently rely on a single third-party molding manufacturer for supply of the Inbrija inhalers. Our reliance on a third party for the manufacture of inhalers increases the risk that we will not have sufficient quantities of our inhalers or will not be able to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our commercialization of Inbrija. If the inhaler supplier fails to provide sufficient inhaler supply, we would need to enter into alternative arrangements with a different supplier. Transition to a new inhaler supplier would be a lengthy and complex process. Among other things, we would have to revalidate the molding and assembly processes pursuant to any applicable Health Authority requirements and we would have to ensure that inhalers manufactured by the new supplier adhere to other applicable regulatory requirements.

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

Until October 2022, we relied on Alkermes to supply us with our requirements for Ampyra. Following the arbitration panel decision described elsewhere in this Annual Report, we were free to use alternative sources of supply for Ampyra. We have since engaged with Patheon to supply our future Ampyra needs at a significantly reduced cost. We and our suppliers also rely on a single third-party manufacturer to supply dalfampridine, the API in Ampyra, and also a single supplier for a critical excipient used in the manufacture of Ampyra. If these companies experience any disruption in their operations, our supply of Ampyra could be delayed or interrupted until the problem is solved or we locate another source of supply or packager, which may not be available. We may not be able to enter into alternative supply or packaging arrangements on terms that are commercially reasonable, if at all. Any new supplier or packager would also be required to qualify under applicable regulatory requirements. Because of these and other factors, we could experience substantial delays before we are able to obtain qualified replacement products or services from any new supplier or packager.

We rely on Catalent as our sole supplier for the manufacture of Inbrija and any ARCUS product candidates we may seek to further develop.

In connection with the sale of the Chelsea manufacturing operations in 2021, we entered into a long-term global supply agreement under which a Catalent affiliate will manufacture Inbrija on an exclusive basis (other than for sale in China). As described elsewhere in this Annual Report, on December 31, 2022, we terminated the existing supply agreement with Catalent and effective January 1, 2023 entered into a new supply agreement with more favorable terms. We are reliant on Catalent for all of our Inbrija supply and supply of other ARCUS inhaled therapeutic product candidates. Although Catalent has significant experience in commercial manufacturing, given applicable regulatory requirements and the complexity of the manufacturing processes for pharmaceuticals, Catalent may be unable or otherwise not successful in passing any required regulatory inspection as a condition to manufacturing, carrying out its contractual duties, meeting expected deadlines or effectively manufacturing or releasing Inbrija in a timely manner in accordance with our contractual arrangements, current good manufacturing practices and other regulatory requirements. If we are unable to obtain adequate supplies of Inbrija under our supply agreement with Catalent, or if the supplies we receive do not meet quality and safety standards, we could face supply shortages, significant additional costs, product liability claims and reputational harm. Any of these factors, alone or in combination, could materially harm our business, financial condition, results of operations and prospects.

We continue to discuss potential ARCUS collaborations with other companies that express interest in formulating their novel molecules using ARCUS, and have already performed feasibility studies for a number of these opportunities. However, currently we are not investing in any proprietary ARCUS research and development programs. Also, due to the corporate restructurings, employee attrition, and the 2021 sale of our Chelsea manufacturing operations, we may need to hire replacement personnel or engage consultants to continue with ARCUS research and development work beyond feasibility and similar early-stage studies.

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

Under the New MSA, Catalent will continue to manufacture Inbrija through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija, which is expected to operational in 2026. In 2023, we satisfied our purchase commitment under the New MSA and purchased 15 batches of Inbrija at a total cost of $10.5 million. We are subject to a purchase commitment in 2024 of 24 batches of Inbrija at a total cost of $15.5 million. Thereafter, in 2025, we will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the U.S. and other markets. In addition, we have agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment. In addition, we will be obligated to pay Catalent in connection with certain activities relating to the operational readiness of the PSD-7 and we will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. While we believe these purchase commitments are sufficient for our forecasted supply needs for Inbrija, we cannot provide assurance that our currently projected needs will be reached or exceeded, depending on global demand for Inbrija. If we are forced to obtain Inbrija from another supplier because Catalent is unable or unwilling to provide adequate Inbrija supply, we may be unable to offset the costs of alternate supply against our purchase commitments under the new MSA.

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

The New MSA provides for the scale-up of PSD-7 spray drying equipment, which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija. We will be obligated to pay Catalent in connection with certain activities relating to the operational readiness of the PSD-7 and will provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. The new size 7 spray dryer manufacturing production line for Inbrija and other ARCUS products that has greater capacity than the existing size 4 spray dyer manufacturing production line, and will create additional warehousing space for manufactured product. This expansion will require approvals from the FDA and other regulatory authorities before the PSD-7 can be used to manufacture Inbrija. Also, manufacturing scale-up generally is subject to significant risks related to process development and manufacturing yields, which is especially true for the manufacture of a product such as Inbrija that involves a highly specialized spray drying and capsule filling process. Lastly, the expanded Chelsea facility will have to continue to comply with cGMP requirements, as described above in these risk factors, as well as other applicable environmental, safety, and other governmental permitting requirements. This expansion project is critically important to our business, and any significant delay or disruption in planned completion could have a material adverse effect on our ability to meet anticipated demand for Inbrija in the future.

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

In the U.S., EU and many other jurisdictions, we face significant risks if we or our contract sales representatives, promotional partners, distributors, or collaborators promote our drugs “off-label,” i.e., for uses other than those approved by the appropriate regulatory authority in a territory (e.g., the FDA in the U.S.). Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Similar rules apply in many countries outside the U.S. Off-label uses are common across medical specialties. In the U.S., although the FDA does not regulate a physician’s choice of treatments, it traditionally has prohibited companies from promoting their drugs for off-label uses. Several federal court cases, based on First Amendment principles, have called into question the FDA’s ability to enforce against companies solely on the basis of truthful and non-misleading off-label promotion of their drugs. It is unclear, however, how the courts ultimately will resolve this issue or how the FDA’s policies may (or may not) change in light of developing case law. Furthermore, off-label promotion of our products could violate advertising and promotion requirements such as the prohibition against false or misleading advertising and/or labeling, or the requirement that approved labeling bear “adequate directions” for all of the product’s “intended uses.” Similarly, although EU law does not in general restrict the off-label use of a product by healthcare professional, it is unlawful to promote the off-label use of a product or promotion that is inconsistent with the product’s SmPC. Accordingly, we potentially face significant risk of enforcement should we or our contract sales representatives, promotional partners, distributors, or collaborators promote Inbrija, Ampyra or any other products in the U.S., EU and potentially other countries for any uses that are not consistent with the products’ approved labeling in the relevant territory. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations regulating promotion of approved drugs as well as the promotion of products for which marketing approval has not been obtained. A company that is found to have violated these requirements may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions, both in the U.S. and potentially other jurisdictions.

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

We do not currently have the capabilities to develop and commercialize products outside of the U.S. without reliance on another party. Ampyra is marketed as Fampyra outside the U.S. by Biogen under the Collaboration Agreement. In January 2024, we received notice of termination from Biogen of the Collaboration Agreement and, accordingly, the agreement will terminate effective as of January 1, 2025. We plan to assume commercialization responsibilities during 2024 as marketing authorization transfers and distribution arrangements are finalized for each territory and we expect to enter into additional collaborations and distribution arrangements with third parties to transition commercialization of Fampyra. In 2021, we entered into distribution and supply agreements with Esteve for commercialization of Inbrija in Germany and Spain and with Biopas for commercialization of Inbrija in Latin America, and we are relying on Esteve and Biopas, among other things, to obtain necessary country-specific approvals needed for the sale of and reimbursement for Inbrija in those countries. We expect that we will need to enter into additional collaborations or distribution arrangements with third parties to commercialize Inbrija in other countries. We would similarly need to rely on third parties for developing and commercializing any other potential products outside of the U.S. We cannot provide any assurance that we will be able to identify suitable collaborators or distributors in addition to our existing agreements, or that we will be able to enter into additional collaboration or distribution agreements with third parties on commercially reasonable terms, if at all. Our inability to identify collaborators or distributors and enter into agreements with them could harm or delay our efforts to develop and commercialize Inbrija or other potential products outside of the U.S.

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

•
business combinations or significant changes in our collaborator’s or distributor’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
•
our collaborator or distributor could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;
•
collaborations or distribution arrangements may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates;
•
our collaborators or distributors may experience financial difficulties; and
•
our ability to enter into additional collaboration agreements or distribution arrangements may be limited by the restrictive covenants contained in the indenture that governs our 2024 Notes.

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

Before any product candidate can receive regulatory approval, the product candidate must be subjected to extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA, EU regulatory authorities, and other regulatory agencies. Clinical trials of new product candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete, and the outcome of such trials is uncertain. Clinical development of any product candidate that we or a collaboration partner determine to take into clinical trials may be curtailed, redirected, delayed or eliminated at any time for some or all of the following reasons:

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

Under the federal Sunshine Act, pharmaceutical manufacturers are required to collect information on payments or other transfers of value made to “covered recipients,” which are defined as physicians, teaching hospitals, physician assistants and advance practice nurses. Similarly, the Affordable Care Act requires pharmaceutical manufacturers to annually report samples of prescription drugs requested by and distributed to healthcare providers. The law does not state whether these disclosures regarding samples will be made publicly available, and the FDA has not provided any guidance. In addition, several states have their own Sunshine laws and regulations that require pharmaceutical manufacturers to report information with regard to payments or other transfers of value to physicians, physician assistants, advance practice nurses, and teaching hospitals. Some of the states' Sunshine laws require more information to be reported than the federal requirements. If we fail to submit these reports, or if the reports we submit are not accurate, we could be subject to significant penalties.

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

For products to be made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply, as do certain obligations imposed by the Federal Acquisition Regulations. Under the Veterans Health Care Act of 1992, as amended (“VHCA”), we are required to offer certain drugs at a reduced price to a number of federal agencies, including the Veterans Administration, the Department of Defense (DOD), the Public Health Service and certain private Public Health Service designated entities, in order to participate in other federal funding programs including Medicare and Medicaid. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

As of January 1, 2021, the UK formally left the EU and the UK and EU are now operating separate pharmaceutical regulatory regimes. The UK and EU announced on December 24, 2020 that they had agreed on a Trade and Cooperation Agreement (“TCA”) to govern their future relationship. The TCA sets out the arrangements for trade of goods, including medicines and medical devices, which aims to ensure goods continue to flow between the EU and the UK and also has implications for product regulation and mutual recognition.

Following the exit of the UK from the EU, we were granted a grandfathered Marketing Authorization (MA) for Inbrija by the Medicines and Healthcare Products Regulatory Agency (MHRA) in the UK that was made effective in January 2021 and formally approved in November 2021. In order to maintain the grandfathered marketing authorization in the UK and not trigger the sunset clause, we were required to begin marketing in the UK by January 2024. In August 2023 we requested an extension of the UK sunset clause that was granted until January 2027. We will also be required to retain the services of a qualified person for pharmacovigilance. Moreover, if we are to market Inbrija in the UK in the future, the movement of finished pharmaceutical products into the UK is treated as an import from a third country post-Brexit. The UK has made permanent the decision to unilaterally waive batch testing requirements for imports of products from the EU.

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

The standard of care for the treatment of Parkinson’s disease is oral carbidopa/levodopa, but oral medication can be associated with wide variability in the timing and the amount of absorption and there are significant challenges in creating a regimen that consistently maintains therapeutic effects as Parkinson’s disease progresses. Inbrija may face competition from therapies that can limit the occurrence of OFF periods. Approaches to achieve consistent levodopa plasma concentrations include new formulations of carbidopa/levodopa, such as extended-release and intestinal infusions, and therapies that prolong the effect of levodopa. Amneal Pharmaceuticals, Inc. markets RYTARY, an extended-release formulation of oral carbidopa/levodopa, and extended-release formulations of oral and patch carbidopa/levodopa are being developed by others including Intec Pharma and Mitsubishi Tanabe Pharma Corporation. Also, AbbVie Inc. has developed a continuous administration of a gel-containing levodopa through a tube that is surgically implanted into the intestine. This therapy, known as Duopa, and PRODUODOPA (foslevodopa/foscarbidopa), a subcutaneous 24-hour infusion of levodopa-based therapy, has been approved by the FDA and EU health authorities.

One or more of our competitors may utilize their expertise in pulmonary delivery of drugs to develop and obtain approval for pulmonary delivery products that may compete with Inbrija and any other ARCUS drug delivery technology product candidates that we may develop in the future. These competitors may include smaller companies such as Alexza Pharmaceuticals, Inc., Pulmatrix, Inc., Vectura Group plc, and PureIMS B.V. and larger companies such as Allergan, Inc., GlaxoSmithKline plc, MannKind Corporation, and Novartis AG, among others. If approved, our product candidates may face competition in the target commercial areas for these pulmonary delivery products. Also, we are aware that at least one company, Impel Neuropharma, is developing intranasally-delivered levodopa therapies which, if approved, might compete with Inbrija.

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

We are highly dependent on the services of Dr. Ron Cohen, our President and Chief Executive Officer, as well as the other principal members of our management and scientific, regulatory, manufacturing and commercial personnel. Our success depends in large part upon our ability to attract and retain highly qualified personnel with the knowledge and experience needed for these and other areas of our business. We do not maintain “key man” life insurance policies on the lives of our officers, directors, or employees.

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

We also have scientific, medical, clinical, marketing and other advisors who assist us in our research and development, clinical, and commercial strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. Similarly, they may have arrangements with other companies to assist in the development and commercialization of products that may compete with ours. Burkhard Blank, M.D., our former Chief Medical Officer, transitioned into a consulting role effective January 1, 2022, and, to our knowledge, has commenced a full-time role as an executive at another biopharmaceutical company. We cannot be sure whether and for how long we will have continuing access to Dr. Blank’s expertise for our business, and currently we have not identified any individual with comparable expertise to replace Dr. Blank.

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

Our success will depend in part on our and our licensors’ ability to obtain, maintain and enforce patent and trademark protection for the technologies, compounds and products, if any, resulting from our licenses and research and development programs. Without protection for the intellectual property we use or intend to use, other companies could offer substantially identical products for sale without incurring the sizable discovery, research, development and licensing costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products could be diminished.

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

Also, the validity of our patents can be challenged by third parties pursuant to procedures introduced by American Invents Act, specifically inter partes review and/or post grant review before the U.S. Patent and Trademark Office. For example, in 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed inter partes review (IPR) petitions with the U.S. Patent and Trademark Office, challenging some of our Ampyra Orange Book-listed patents. We successfully defended the patents in these proceedings, but this outcome did not affect the court decision invalidating Ampyra Orange Book-listed patents as described above. IPR petitions could be filed in the future challenging our other patents for any of our programs.

Nullity actions with respect to Fampyra have been filed in Germany against both of the German national patents derived from EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent) by ratiopharm GmbH (“ratiopharm”), a generic manufacturer affiliated with Teva. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At oral hearings in February 2022 and April 2022, the German Federal Patent Court dismissed ratiopharm’s action against the ‘536 patent and the ‘548 patent, respectively, as inadmissible because of ongoing formality proceedings relating to these patents in the European Patent Office. Ratiopharm appealed the decision on the ‘536 patent but not the decision on the ‘548 patent. On December 6, 2022, the German Federal Court of Justice held that ratiopharm’s ‘536 nullity action was admissible and remanded the case back to the German Federal Patent Court. On January 11, 2022, Stada Arzneimittel (“Arzneimittel”) also filed a nullity action against the ‘536 patent. The ratiopharm and Arzneimittel ‘536 nullity actions have been consolidated. In November 2023, the German Federal Patent Court issued a preliminary opinion indicating that the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At an oral hearing on March 4, 2024, the German Federal Patent Court held that the ‘536 patent was invalid. On July 27, 2022, Teva GmbH (“Teva”) also filed a nullity action against the ‘548 patent, in the same court as the ratiopharm nullity actions. On January 27, 2023, the German Federal Patent Court issued a preliminary opinion in the ‘548 Teva nullity action that the claimed subject matter of the ‘548 patent lacked inventive step. At an oral hearing on July 11, 2023, the German Federal Patent Court held that the ‘548 patent was invalid. The German Federal Patent Court issued its formal written decision on the ‘548 patent on November 10, 2023. We appealed the decision on December 11, 2023 and the appeal is now pending before the Federal Court of Justice. We are working with Biogen to vigorously defend these patents and enforce our patent rights. See Legal Proceedings in Part I, Item 3 of this Annual Report for more information. Loss of patent rights or generic entry into the German and other markets will have a material adverse effect on royalty revenue from Biogen in the future.

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

We may initiate actions to protect our intellectual property and in any litigation in which our intellectual property or our licensors’ intellectual property is asserted, a court may determine that the intellectual property is invalid or unenforceable. Even if the validity or enforceability of that intellectual property is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by, for example, the patent claims. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries for a variety of legal and public policy reasons. From time to time, we may receive notices from third parties alleging infringement of their intellectual property rights. Any litigation, whether to enforce our rights to use our or our licensors’ patents or to defend against allegations that we infringe third-party rights, would be costly, time consuming, and may distract management from other important tasks.

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

A license required under any patents or proprietary rights held by a third party may not be available to us, or may not be available on acceptable terms. If we or our licensors or suppliers are sued for infringement, we could encounter substantial delays in, or be prohibited from developing, manufacturing and commercializing our product candidates and advancing our preclinical or clinical programs. In addition, any such litigation would be costly, time consuming, and might distract management from other important tasks.

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
the Intended Chapter 11 Proceedings;
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
•
dilution, or expected or potential dilution, relating to the issuance of additional shares of our common stock to satisfy conversion or make-whole payment obligations under, or interest on, our 2024 Notes;

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

Additionally, the price of our common stock may be highly volatile following the commencement of the Intended Chapter 11 Proceedings and our common stock will likely decline significantly in value. Accordingly, any trading in our common stock during the pendency of the Intended Chapter 11 Proceedings will be highly speculative and pose substantial risks to purchasers of our common stock. Recoveries in the Intended Chapter 11 Proceedings for holders of common stock, if any, will depend upon several factors, including, but not limited to, our ability to negotiate and confirm a sale of substantially all of our assets under Section 363 or execute a plan of reorganization or liquidation as an alternative to the sale process, or a combination thereof. All of our indebtedness, including our 2024 Notes, is senior to the existing common stock in our capital structure, and therefore common stockholders would not receive any recovery unless the holders of more senior claims and interests, including our 2024 Notes, are paid in full. The amount of the 2024 Notes significantly exceeds the price the Purchaser has agreed to pay for the Purchased Assets and the noteholders’ security interest in substantially all of our remaining assets (including any recovery we receive from our ongoing litigation with Alkermes as described in this Annual Report) will continue following the consummation of the Section 363 sale and Intended Chapter 11 Proceedings.

Moreover, shortly following the commencement of the Intended Chapter 11 Proceedings, we expect to receive written notice from the staff of the Nasdaq notifying us that, as a result of the Chapter 11 filing, and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, our common stock will be delisted from the Nasdaq. In such event, we expect that our common stock would commence trading on the Pink Open Market. We can provide no assurance that our common stock will commence trading or continue to trade on the Pink Open Market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. A delisting of our common stock from the Nasdaq Global Select Market would materially and adversely affect a stockholder’s ability to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Furthermore, our common stock could become subject to the SEC’s “penny stock” regulations. Under such regulations, broker-dealers are required to, among other things, comply with disclosure and special suitability determinations prior to the sale of shares of common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Intended Chapter 11 Proceedings.

Trading on the Pink Open Market is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares. The market for our common stock is limited and persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

We expect that our common stock will commence trading on the Pink Open Market. Trading in stock quoted on the Pink Open Market is often extremely thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could further depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Pink Open Market is not a stock exchange, and trading of securities on the Pink Open Market is often more sporadic than the trading of securities listed on a stock exchange such as Nasdaq. The Pink Open Market is not a liquid market, and therefore there is likely to be only a limited public market for our common stock. We cannot assure you that an active public market for our common stock on the Pink Open Market will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline further. These factors may result in investors having difficulty reselling any shares of our common stock.

Future sales of our common stock could cause our stock price to decline, and future issuances of common stock could cause substantial dilution.

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. As of March 27, 2024, 1,242,098 shares of our common stock were issued and outstanding; options to acquire 98,472 shares of our common stock were outstanding, exercisable at an average exercise price of $442.55 per share, issued under our 2006 Employee Incentive Plan, our 2015 Omnibus Incentive Compensation Plan, and our 2016 Inducement Plan. Additional shares of common stock are authorized for issuance pursuant to options and other stock-based awards under our 2015 Omnibus Incentive Compensation Plan and under our 2019 Employee Stock Purchase Plan, and additional stock-based awards could be issued under our 2016 Inducement Plan. To the extent that option holders exercise outstanding options, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further. In addition, if we elect to settle all or a portion of our conversion or make-whole payment obligations under our 2024 Notes in shares of our common stock, our stockholders could experience significant dilution.

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

As a Delaware corporation, we are also subject to certain anti-takeover provisions of Delaware law. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holders have held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us, which could have the effect of reducing your ability to receive a premium on your common stock.

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

The Internal Revenue Code of 1986, as amended (the “IRC”) contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of fifty percent over a three-year period (“ownership change”). In the event of such an ownership change, IRC Section 382 imposes an annual limitation on pre-ownership change tax attributes such as net operating loss and tax credit carryforwards. On June 1, 2022, the Company experienced an ownership change. The Company completed a Section 382 analysis which included consideration of net unrealized built in gains or losses and determined that its tax attributes would be limited and thus require a valuation allowance.

As of December 31, 2023, we had approximately $235.6 million of U.S. federal NOLs, of which $120.8 million on December 31, 2023 were incurred by our Biotie subsidiary. Our ability to use these NOL carryforwards will depend on the analysis of available positive and negative evidence, such as a history of earnings, reversing taxable temporary differences, tax planning strategies and future projections. Accordingly, a full valuation allowance continues to be recorded against the Biotie net operating losses of $120.8 million and a full valuation allowance of $114.7 million was recorded on Acorda’s return filing group net operating losses.

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

We may in the future seek to expand our products and capabilities by acquiring one or more companies or businesses or in-licensing one or more product candidates. Our ability to enter into these types of transactions as part of our business strategy may be constrained based on our limited cash resources and/or limited access to other sources of capital needed to fund such transactions. Also, our ability to enter into such transactions is limited in part because of restrictive covenants contained in the indenture governing our 2024 Notes which constrain the type and terms of such agreements. Acquisitions and in-licenses involve numerous risks, including:

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

From time to time, we may be subject to a variety of claims and lawsuits. The costs of defending any litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows, even if we ultimately prevail in the litigation. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse effect on our business, operating results, financial condition and cash flows. See Legal Proceedings contained in Part I, Item 3 of this Annual Report for more detailed information on existing or potential material legal proceedings.

We depend on sophisticated information technology systems to operate our business and a cyberattack or other breach of these systems, or a system error, could have a material adverse effect on our business and results of operations.

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

The size and complexity of our and third-party information technology systems and infrastructure, and their connection to the Internet, make such systems potentially vulnerable to service interruptions, system errors leading to data loss, data theft, unauthorized disclosure, and/or cyberattacks. These incidents could result from inadvertent or intentional actions or omissions by our employees and consultants, or those of our business partners and vendors, or from the actions of third parties with criminal or other malicious intent. As with most other companies, our information technology systems have been, and will likely continue to be, subject from time to time to computer viruses, malicious codes, unauthorized access, and other forms or cyberattack, and we expect the sophistication and frequency of such efforts to continue to increase. To date, we are not aware of any significant impact to our business or operations resulting from these occurrences affecting our or third-party information technology systems that we utilize; however, there is a growing risk of harm from these types of incidents, which could disrupt our operations, result in a loss of assets, and otherwise have a material adverse effect on our business, financial condition, or results of operations.

We are increasingly relying on the networks and systems of third-party vendors as we seek to migrate the storage and processing of business and other information from our own computer servers and networks to “cloud”-based storage and software systems and services maintained by third-party vendors. While we believe there are potential cost savings and other benefits from this migration strategy, we do not control how third-party vendors maintain their networks and systems, what technology they implement to protect their systems from cyber-attack or other malicious behavior, or what corrective or remedial measures they would take in response to service issues or a criminal or other malicious attack. Also, many of these vendors are large, well-known technology companies that maintain substantial volumes of information for a large number of companies, and whose systems may therefore be larger targets for criminal or other malicious actors as compared to our own networks and systems. Accordingly, our migration to third-party networks and system could increase the risk that business and other information maintained by us could be subject to a breach, theft, unauthorized disclosure, or other forms of cyberattacks even if we are not specifically targeted.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have developed a cybersecurity program intended to protect the confidentiality, integrity and availability of our systems, data, and products. Our cybersecurity program includes a variety of processes to assess, identify and manage risks from cybersecurity threats arising from our own and third-party provided systems, including customized annual training requirements, threat monitoring and detection tools, threat containment methods, risk assessments, and security requirements for our suppliers and other third parties. We assess third party cybersecurity controls through a cybersecurity questionnaire and include security and privacy addenda to our contracts where applicable. At least annually, we undertake several assessments to evaluate our cybersecurity controls.

Management has established an incident response plan designed to assess, identify and manage risks from cybersecurity threats and enable prompt response in the event that a cybersecurity incident is detected. We have a process in place for notification to our leadership response team in the event of a significant cyber incident, and for escalation of these events to our Audit Committee and Board, as appropriate. To date, we have not experienced a cybersecurity incident that has had a material impact on our business strategy, results of operations, or financial condition.

Governance

The Audit Committee of the Board of Directors oversees our cybersecurity program. It considers cybersecurity risk individually and within our overall risk management framework. We obtain periodic assessments of our information technology systems, including cybersecurity, the results of which assessments are reported to the Audit Committee. During meetings, our Vice President, Information Technology and executive leadership updates the committee on Acorda’s cybersecurity posture, potential threats and risk mitigation strategies, and the progress of the Company’s cybersecurity initiatives, as appropriate. The Chair of the Audit Committee and management provide regular briefings on such matters to the full Board of Directors, as appropriate.

Our Vice President, Information Technology is primarily responsible for leading our cybersecurity program through our information technology team. Our Vice President, Information Technology has over 20 years of experience in information technology, and regularly reports on cybersecurity matters to our Audit Committee. Our Vice President, Information Technology reports directly to our Chief Financial Officer, who is a member of our executive leadership team and reports directly to our Chief Executive Officer. As of December 31, 2023, our Information Technology team consisted of team members and contractors, many of whom have advanced degrees and cybersecurity-related industry certifications. Under the direction of our Vice President, Information Technology, we monitor developments that could affect our long-term organizational cybersecurity strategy based on threats globally and to continually enhance our cybersecurity program in response to such developments.

Item 2. Properties.

Pearl River, New York

In June 2022, we entered into a 6-year sublease for an aggregate of approximately 21,000 square feet of space in Pearl River, New York to serve as our new headquarters. We have no options to extend the term of the sublease. The sublease provides for monthly payments of rent during the lease term. The base rent is currently $0.3 million per year, subject to an annual 2.0% escalation factor in each subsequent year thereafter.

Waltham, Massachusetts

In October 2016, we entered into a 10-year lease agreement commencing in January 2017 for approximately 26,000 square feet of lab and office space in Waltham, Massachusetts. The base rent under the lease is currently $1.3 million per year.

In July 2023, we sublet to a third party approximately 13,000 square feet (approximately 49%) of our lab space. The sublease commenced on August 1, 2023, and will last for the reminder of our lease agreement through 2026. We recognized sublease rental income of $0.3 million in 2023 and will recognize $0.7 million in each subsequent year thereafter.

Item 3. Legal Proceedings.

We intend to commence voluntary proceedings under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York shortly after filing this Annual Report. We expect to continue to operate our business as a “debtor in possession” in accordance with the applicable provisions of the Code and orders of the Court. We expect to request approval from the Court for certain customary “first day” motions to continue our ordinary course operations after the filing date of the Intended Chapter 11 Proceedings.

In addition, from time to time, we may be involved in litigation or other legal proceedings relating to claims arising out of operations in the normal course of our business, including the matters described below. The outcome of litigation and other legal proceedings is unpredictable, and regardless of outcome, they can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

In July 2020, we filed an arbitration demand with the American Arbitration Association against Alkermes plc (“Alkermes”) after the parties were unable to resolve a dispute over license and supply royalties following the 2018 expiration of an Alkermes patent relating to Ampyra. In October 2022, an arbitration panel issued a final decision in this dispute and awarded us damages of $15 million plus prejudgment interest of $1.5 million and subsequently corrected the initial award to include an additional $1.6 million that was inadvertently omitted from the award calculation and pre-judgment interest of $0.2 million (the “Award”). In addition, as a result of the arbitration panel’s ruling, we no longer have to pay Alkermes any royalties on net sales for the license and supply of Ampyra, and we are free to use alternative sources for supply of Ampyra, which we have already secured.

In January 2023, we filed a petition in the District Court for the Southern District of New York (“District Court”) to confirm the Award with modifications to the extent the arbitration panel disregarded federal law by declining to award us royalties we paid prior to July 2020 and after July 2018, the date on which the arbitration panel found that the parties’ agreements were unenforceable as a matter of law. The petition sought restitution of the remaining illegal royalties that the arbitration panel found were demanded and collected by Alkermes in violation of the law in the amount of approximately $65 million together with pre- and post-award interest and costs. On February 8, 2023, Alkermes filed a brief opposing the relief requested in our petition and requested that the Award be confirmed without modification. We filed a brief in response on February 22, 2023. On August 4, 2023, the District Court confirmed the Award and denied our request to modify the Award. We filed a notice of appeal on September 1, 2023 at the United States Court of Appeals for the Federal Circuit appealing the District Court's denial of our request to modify the Award. On September 22, 2023, Alkermes filed a motion to transfer the appeal proceedings to the United States Court of Appeals for the Second Circuit. On October 10, 2023, we filed our response to Alkermes’ motion to transfer and on October 24, 2023, Alkermes filed a reply to our response. On January 18, 2024, the Federal Circuit Court of Appeals denied Alkermes motion to transfer. We filed our opening brief on March 18, 2024.

On August 20, 2020, ratiopharm Gmbh (“ratiopharm”) filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of our German patents that derived from our European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalfampridine composition to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At oral hearings in February 2022 and April 2022, the German Federal Patent Court dismissed ratiopharm’s action against the ‘536 patent and the ‘548 patent, respectively, as inadmissible because of ongoing formality proceedings relating to these patents in the European Patent Office. Ratiopharm appealed the decision on the ‘536 patent but not the decision on the ‘548 patent. On December 6, 2022, the German Federal Court of Justice held that ratiopharm’s ‘536 nullity action was admissible and remanded the case back to the German Federal Patent Court. On January 11, 2022, Stada Arzneimittel (“Arzneimittel”) also filed a nullity action against the ‘536 patent. The ratiopharm and Arzneimittel ‘536 nullity actions have been consolidated. In November 2023, the German Federal Patent Court issued a preliminary opinion indicating that the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At an oral hearing on March 4, 2024, the German Federal Patent Court held that the ‘536 patent was invalid. We are considering an appeal of this decision and will make a determination following receipt of the formal written decision. On July 27, 2022, Teva GmbH (“Teva”) also filed a nullity action against the ‘548 patent, in the same court as the ratiopharm nullity actions. On January 27, 2023, the German Federal Patent Court issued a preliminary opinion in the ‘548 Teva nullity action that the claimed subject matter of the ‘548 patent lacked inventive step. At an oral hearing on July 11, 2023, the German Federal Patent Court held that the ‘548 patent was invalid. The German Federal Patent Court issued its formal written decision on the ‘548 patent on November 10, 2023. We appealed the decision on December 11, 2023 and the appeal is now pending before the Federal Court of Justice. We are working with Biogen to vigorously defend these patents and enforce our patent rights.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “ACOR.” As a result of the Intended Chapter 11 Proceedings, we expect that our common stock will be delisted from the Nasdaq Global Select Market and begin trading on the Pink Open Market (commonly referred to as the “pink sheets”).

On June 2, 2023, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-20 reverse stock split and a proportionate reduction in the number of authorized shares from 61,666,666 to 3,083,333. Our common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on June 5, 2023. The reverse stock split applied equally to all outstanding shares of the common stock and did not modify the rights or preferences of the common stock. All figures in this report relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the reverse stock split.

Computershare, Inc. is the transfer agent and registrar for our common stock. As of March 27, 2024, we had 10 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2023. We have not announced any plans or programs for the repurchase of shares of our common stock.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A - Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Background

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market Inbrija (levodopa inhalation powder), which is approved in the U.S. for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa. Inbrija is for as needed use and utilizes our ARCUS pulmonary delivery system, a technology platform designed to deliver medication through inhalation that we believe has potential to be used in the development of a variety of inhaled medicines. We also market branded Ampyra (dalfampridine) Extended Release Tablets, 10 mg to improve walking in adults with multiple sclerosis, or MS, and we will regain from Biogen the global commercialization rights to Fampyra (the brand name of Ampyra outside the U.S.).

Over the past several months, we, with the assistance of outside legal and financial advisors, have been engaged in a robust process to explore strategic alternatives and maximize value for our stakeholders in light of the upcoming maturity of our 6.00% convertible senior secured notes that mature on December 1, 2024 (“2024 Notes”). During this process, we were, and continue to be, in regular communication with the holders of the 2024 Notes and their advisors. We have evaluated every aspect of our business and have taken proactive steps to respond to the challenges we continue to face. Notwithstanding these measures, we engaged in an exhaustive process to find an appropriate strategic solution. Our Board of Directors, after reviewing a number of alternatives, has determined that it is in the best interests of the Company and its stakeholders to pursue a sale of assets under Chapter 11 of the United States Bankruptcy Code (the “Code”) process, which we believe will ensure we obtain the maximum value for the Company and most importantly, that our products will be provided on an uninterrupted basis to patients who will continue to benefit from these much needed medications.

Shortly following the filing of this Annual Report, we expect to file for bankruptcy under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (“Intended Chapter 11 Proceedings”). We expect to continue to operate our business as a “debtor in possession” in accordance with the applicable provisions of the Code and orders of the Court. We expect to request approval from the Court for certain customary “first day” motions to continue our ordinary course operations after the filing date of the Intended Chapter 11 Proceedings. For the duration of the Intended Chapter 11 Proceedings, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty associated with the Intended Chapter 11 Proceedings.

The outcome of the Intended Chapter 11 Proceedings will be dependent upon factors that are outside of our control, including the actions of the Court. In conjunction with the Intended Chapter 11 Proceedings, we are continuing to explore strategic alternatives to maximize value for the benefit of our stakeholders, including a sale of substantially all of our assets under Section 363, a plan of reorganization or liquidation as an alternative to the sale process, or a combination thereof. The longer the proceedings related to the Intended Chapter 11 Proceedings continue, the less likely it may be that we can complete a sale of substantially all of our assets under Section 363 on terms that are favorable, or at all, or that we will be able to effect a plan of reorganization or liquidation as an alternative or in addition to a sale of substantially all of our assets. If we are unable to effect such a transaction or plan of reorganization or liquidation it will become increasingly likely that our clients, investors, strategic partners and service providers will lose confidence in our ability to seek to establish alternative advisory and/or other commercial relationships, which could further adversely affect our operations. Furthermore, so long as the Intended Chapter 11 Proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Intended Chapter 11 Proceedings. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the Intended Chapter 11 Proceedings.

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF periods in people with Parkinson’s disease treated with a carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million people in Europe are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. U.S. Food and Drug Administration (“FDA”) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 68% of Medicare plan lives. U.S. net revenue for Inbrija was $33.6 million for the year ended December 31, 2023.

Inbrija is also approved for use in the European Union (“EU”). The European Commission (“EC”) approved Inbrija dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labeled dose in the U.S.). Under the EU approval, Inbrija is indicated for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America and China, and are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. Net revenues for ex-U.S. Inbrija sales were $4.8 million for the year ended December 31, 2023.

Inbrija utilizes our ARCUS platform for inhaled therapeutics. Because of our limited financial resources, we previously suspended work on ARCUS and other proprietary research and development programs. However, we will continue to discuss potential collaborations with companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and have performed feasibility studies for a number of these opportunities.

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $63.9 million for the year ended December 31, 2023.

Ampyra is marketed as Fampyra outside the U.S. by Biogen International GmbH (“Biogen”), under a License and Collaboration Agreement that we entered into in June 2009 (“Collaboration Agreement”). Under the Collaboration Agreement, we are entitled to receive double-digit tiered royalties on net sales of Fampyra, and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future. Fampyra has been approved in several countries across Europe, Asia, and the Americas. Our Fampyra patents have been challenged and invalidated in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen, and these challenges could lead to generic competition for Fampyra. Generic drug manufacturers have launched competing products in Germany. See Legal Proceedings in Part I, Item 3 of this Annual Report for more information.

In January 2024, we received notice of termination from Biogen of the Collaboration Agreement. Accordingly, we will regain global commercialization rights to Fampyra. Biogen exercised its rights to terminate the Collaboration Agreement in order to shift resources towards upcoming business launches and programs that align with its priorities. The termination will be effective as of January 1, 2025. We plan to assume commercialization responsibilities during 2024 as marketing authorization transfers and distribution arrangements are finalized for each territory and we expect to enter into additional collaborations and distribution arrangements with third parties to transition commercialization of Fampyra.

Sale of Chelsea Manufacturing Operations and Catalent MSA

In February 2021, we sold our Chelsea manufacturing operations to Catalent Pharma Solutions (“Catalent”). In connection with the sale, we entered into a long-term, global manufacturing services (supply) agreement (the “2021 MSA”) with Catalent for the manufacture of Inbrija. The 2021 MSA provided that we would purchase Inbrija exclusively from Catalent, and we were obligated to make minimum purchase commitments for Inbrija of $18 million annually through the expiration of the agreement on December 31, 2030.

In December 2021, we entered into an amendment of the 2021 MSA that adjusted the structure of the minimum payment terms for the period from July 1, 2021 through June 30, 2022 (the “Adjustment Period”). Under the amendment, the minimum payment obligation for the Adjustment Period was replaced with payments to Catalent for actual product delivered during the Adjustment Period subject to a cap for the Adjustment Period that corresponds to its original minimum purchase obligation for that period (i.e., $17 million), and with certain payments being made in the first half of 2022 instead of during the second half of 2021. As a result of the amendment, payments to Catalent for product delivered during the Adjustment Period were approximately $8.4 million less than the $17 million minimum inventory purchase obligation for that period.On December 31, 2022, we entered into a termination letter, which was subsequently amended and restated in March 2023, to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, we are obligated to pay a $4 million termination fee to Catalent, payable in April 2024 and included in Accounts Payable as of September 30, 2023. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that were delivered in the first quarter of 2023.

Effective January 1, 2023, we entered into a new manufacturing services agreement with Catalent, which was subsequently amended in March 2023 (as amended in March 2023, the “New MSA”). Under the New MSA, Catalent will continue to manufacture Inbrija through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term worldwide manufacturing requirements of Inbrija. In 2023, we satisfied our purchase commitment under the New MSA and purchased 15 batches of Inbrija at a total cost of $10.5 million. We are subject to a purchase commitment in 2024 of 24 batches of Inbrija at a total cost of $15.5 million. Thereafter, in 2025, we will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the U.S. and other markets.

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

During the year ended December 31, 2023, we incurred approximately $10.5 million of purchase commitments with Catalent, of which $10.5 million are recognized as inventory within our balance sheet for the period.

Convertible Senior Secured Notes Due 2024

In December 2019, we completed the private exchange of $276.0 million aggregate principal amount of our then outstanding 1.75% convertible senior notes due 2021 in exchange for a combination of approximately $207.0 million aggregate principal amount of newly-issued 6.00% convertible senior secured notes due 2024 (“2024 Notes”) and paid approximately $55.2 million in cash to participating holders. As a result of the exchange, approximately $69.0 million of convertible senior notes due in 2021 remained outstanding, and was repaid at maturity on June 15, 2021 using cash on hand. The 2024 Notes are scheduled to mature on December 1, 2024 unless earlier converted in accordance with their terms. However, the commencement of the Intended Chapter 11 Proceedings will constitute an event of default under the Indenture governing the 2024 Notes, which will in turn result in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. The amount of the 2024 Notes significantly exceeds the price the Purchaser has agreed to pay for the Purchased Assets and the noteholders’ security interest in substantially all of our remaining assets (including any recovery we receive from our ongoing litigation with Alkermes as described in this Annual Report) will continue following the consummation of the Section 363 sale and Intended Chapter 11 Proceedings. More information about the terms and conditions of the 2024 Notes is set forth in Note 7 to our Consolidated Financial Statements included in this report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report.

Financial Management

As of December 31, 2023, we had cash, cash equivalents, and restricted cash of approximately $30.6 million. Restricted cash includes $0.7 million of which $0.4 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit. On June 1 and December 1, 2023, we made cash interest payments of approximately $6.2 million each in satisfaction of the interest payments due on June 1 and December 1, 2023, which was made out of restricted cash and operating cash respectively. Following the June 1, 2023 interest payment, we no longer have the option to pay interest on the 2024 Notes in our common stock and we have fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes. More information about the terms and conditions of the 2024 Notes, including the event of default upon commencement of the Intended Chapter 11 Proceedings, is set forth in Note 7 to our Consolidated Financial Statements included in this Annual Report as well as in Financing Arrangements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report.

Reverse Stock Split

On June 2, 2023, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-20 reverse stock split and a proportionate reduction in the number of authorized shares from 61,666,666 to 3,083,333. Our common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on June 5, 2023. The reverse stock split applied equally to all outstanding shares of the common stock and did not modify the rights or preferences of the common stock. All figures in this report relating to shares of our common stock (such as share amounts, per share amounts, and conversion rates and prices), including in the financial statements and accompanying notes to the financial statements, have been retroactively restated to reflect the reverse stock split.

Inbrija and ARCUS

Inbrija/Parkinson’s Disease

Inbrija (levodopa inhalation powder) is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Our New Drug Application, or NDA, for Inbrija was approved by the FDA on December 21, 2018. The approval is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. Inbrija became commercially available in the U.S. in February 2019. Currently, Inbrija is available in the U.S. without the need for a medical exception for approximately 92% of commercially insured lives and approximately 68% of Medicare plan lives. U.S. net revenue for Inbrija was $33.6 million for the year ended December 31, 2023.

In September 2019, the European Commission (“EC”) approved our Marketing Authorization Application (“MAA”) for Inbrija. The approved dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labeled dose in the U.S.). Under the MAA, Inbrija is indicated in the EU for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. The MAA approved Inbrija for use in what were then the 27 countries of the EU, as well as Iceland, Norway, and Liechtenstein. Following the exit of the UK from the EU, we were granted a grandfathered Marketing Authorization (MA) by the Medicines and Healthcare Products Regulatory Agency (MHRA) in the UK that was approved in November 2021.

We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America, and China, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals (“Esteve”) to commercialize Inbrija in Spain and Germany. Under the terms of the Germany distribution agreement, in 2021 we received a €5 million (approximately $5.9) upfront payment, and we are entitled to receive additional sales-based milestones. Under the terms of both the Spain and Germany supply agreements, we are entitled to receive a significant double-digit percent of the Inbrija selling price in exchange for supply of the product. Esteve launched Inbrija in Germany in June 2022 and in Spain in February 2023. Net revenues for ex-U.S. Inbrija sales were $4.8 million for the year ended December 31, 2023.

In May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A., also known as Biopas Laboratories (“Biopas”), to commercialize Inbrija in nine countries within Latin America. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones. Biopas has submitted for marketing approval of Inbrija in Argentina, Chile, Colombia, Costa Rica, Ecuador, Panama and Peru, and expects to submit additional regulatory filings for approval in Mexico and Brazil in 2024. Biopas expects up to five regulatory approvals in 2024.

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

We believe there are potential opportunities for using ARCUS with central nervous system, or CNS, as well as non-CNS, disorders. Due to several corporate restructurings since 2017 and associated cost-cutting measures, we suspended work on ARCUS and other proprietary research and development programs. However, we will continue to discuss potential collaborations with companies that express interest in formulating their novel molecules for pulmonary delivery using ARCUS, and have performed feasibility studies for a number of these opportunities.

Also, due to the corporate restructurings, employee attrition and the 2021 sale of our Chelsea manufacturing operations, we may need to hire replacement personnel or engage consultants to continue with ARCUS research and development work beyond feasibility and similar early-stage studies.

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. To our knowledge, Ampyra is the first drug approved for this indication. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse U.S. federal district court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $63.9 million for the year ended December 31, 2023.

Prior to October 2022 our primary source of supply of Ampyra was provided through a manufacturing and license agreement with Alkermes Plc (“Alkermes”). In connection with a dispute over license and supply royalties, in the fourth quarter of 2022, an arbitration panel awarded to us an aggregate of $18.3 million including prejudgment interest. In addition, the arbitration panel ruled the agreements with Alkermes as unenforceable, and as a result we no longer have to pay Alkermes any royalties on net sales for license and supply of Ampyra, and we are using an alternative source for supply of Ampyra. The cost savings associated with this decision have greatly benefited Ampyra’s value to us.

Ampyra is marketed as Fampyra outside the U.S. by Biogen under a Collaboration and License Agreement (“Collaboration Agreement”). Under the Collaboration Agreement, we are entitled to receive double-digit tiered royalties on net sales of Fampyra, and we are also entitled to receive additional payments based on achievement of certain regulatory and sales milestones, although we do not anticipate achievement of any of those milestones in the foreseeable future. Fampyra has been approved in several countries across Europe, Asia, and the Americas. Our Fampyra patents have been challenged and invalidated in Germany and could be similarly challenged in other countries where Fampyra is marketed by Biogen. The Germany nullity actions are further described in the Legal Proceedings section of this Annual Report. Fampyra currently faces generic competition in Germany. Continued challenges to the Fampyra patents could lead to generic competition with Fampyra in other countries, which could have a material adverse effect on our royalty revenue from Biogen and revenues following transition of our commercialization right from Biogen.

In January 2024, we received notice of termination from Biogen of the Collaboration Agreement. Accordingly, we will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025. Effective as of the termination date the Collaboration Agreement will be terminated in its entirety and the license rights granted by the Company to Biogen will terminate. Following the termination date, the Company will not be entitled to receive any further royalty or milestone payments from Biogen. We are working with Biogen toward a transition for us to commercialize and supply Fampyra for the great majority of people with multiple sclerosis outside the U.S. currently being served. We plan to assume commercialization responsibilities as soon as possible during 2024 as marketing authorization transfers and distribution arrangements are finalized for each territory.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Revenues

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies, and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate). We recognized net revenues from the U.S. sales of Inbrija of $33.6 million and $28.0 million for the years ended December 31, 2023 and 2022, respectively. The increase in Inbrija net revenues was composed of an increase in net volume of $4.0 million bolstered by price increases and discount and allowance adjustments of $1.6 million. Additionally, we recognized revenues from our supply agreement with Esteve of $4.8 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $63.9 million and $72.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease in Ampyra net revenues was composed of a decrease in net volume of $12.0 million, partially offset by price increase and discount and allowance adjustments of $3.0 million.

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

Royalty Revenues

We recognized $15.1 million in royalty revenues for the year ended December 31, 2023 as compared to $14.2 million for the year ended December 31, 2022, related to ex-U.S. sales of Fampyra by Biogen and milestone revenues received based on sales of Qutenza. The increase was primarily due to the increase in milestone revenues received based on Qutenza sales of $2.5 million, partially offset by decrease of royalties recognized from Fampyra sales of $0.4 million and a decrease in royalties recognized from Neurelis sales of $1.2 million.

License Revenues

We recognized $0.1 million and $0.5 million in license revenues for the years ended December 31, 2023 and 2022 related to ex-U.S. sales of Inbrija and the license agreement with Asieris Pharmaceuticals for the preclinical asset Nepicastat, respectively.

Cost of Sales

We recorded cost of sales of $15.3 million for the year ended December 31, 2023 as compared to $30.3 million for the year ended December 31, 2022. This decrease of $15.0 million was primarily due to a reduction of $14.3 million in inventory costs related to recognized revenues, a reduction of $0.5 million related to royalty fees based on net product shipments, and a reduction of $1.2 million related to period costs related to expired inventory, freight, stability testing, packaging and other, partially offset by an increase of $1.0 million in idle capacity costs.

Cost of sales for the year ended December 31, 2023 consisted primarily of $11.3 million in inventory costs related to recognized revenues, $3.9 million in idle capacity and scrap inventory, and $0.1 million in other period costs.

Cost of sales for the year ended December 31, 2022 consisted primarily of $25.6 million in inventory costs related to recognized revenues, $2.8 million in idle capacity and scrap inventory, $1.4 million in other period costs, and $0.5 million in royalty fees based on net product shipments.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $30.8 million for the years ended December 31, 2023 and 2022.

Research and Development

Research and development expenses for the year ended December 31, 2023 were $5.2 million as compared to $5.8 million for the year ended December 31, 2022, a decrease of $0.6 million, or 10.3%. The decrease was primarily due to reductions in several research and development programs, and a change in classification of certain departmental costs from research and development to general and administrative expenses in 2022.

Selling, General and Administrative

Sales and marketing expenses for the year ended December 31, 2023 were $37.5 million compared to $40.9 million for the year ended December 31, 2022, a decrease of approximately $3.5 million, or 8.6%. The decrease was attributable primarily to a decrease in spending related to marketing for Inbrija of $3.1 million, and a decrease in salaries and benefits expenses of $0.4 million, partially offset by an increase in other selling related expenses of $0.1 million.

General and administrative expenses for the year ended December 31, 2023 were $52.3 million compared to $65.3 million for the year ended December 31, 2022, a decrease of approximately $13.0 million, or 19.9%. This decrease was primarily due to a decrease in salaries and benefit costs of $1.6 million, a decrease in Ardsley facilities' spending of $5.2 million, a decrease in professional and legal fees of $5.1 million, a decrease of $0.7 million in fees related to finance projects pertaining to debt restructuring, a decrease of $0.5 million related to costs for drug safety, and a decrease of $1.7 million due to IT functions, partially offset by an increase in digital media support spending of $1.8 million.

Change in Fair Value of Derivative Liability

A derivative liability was recorded in December 2019 as a result of the issuance of the 2024 Notes. The derivative liability is measured at fair value on a quarterly basis and changes in the fair value are recorded in the consolidated statement of operations. We recorded $0.0 and negligible income due to the change in the fair value of the derivative liability for the years ended December 31, 2023 and December 31, 2022, respectively.

Long-Lived Asset Impairment

We recognized a long-lived asset impairment charge of $251.3 million for the definite-lived Inbrija intangible asset for the year ended December 31, 2023. During the fourth quarter of 2023, the commencement of the Intended Chapter 11 Proceedings was determined to be a triggering event in connection with the our review of potential impairment on our long-lived assets. We performed a quantitative assessment and after completing the assessment during the fourth quarter of 2023, we concluded that the carrying value of the Inbrija intangible asset exceeded its estimated fair value and therefore, the Inbrija long-lived asset was partially impaired.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded gain relating to changes in the fair value of our acquired contingent consideration of $9.6 million for the year ended December 31, 2023 compared to a gain of $6.7 million for the year ended December 31, 2022. The changes in the fair-value of the acquired contingent consideration were primarily due to the change in projected revenue, as well as a decrease in the discount rate.

Other Operating Income

Other operating income for the year ended December 31, 2023 was $0.0 million, compared to other operating income for the year ended December 31, 2022 of $12.6 million, primarily due to recognition of the principal-only portion of the Alkermes arbitration award of $16.6 million offset by the termination fee payable to Catalent of $4.0 million to establish our new manufacturing services agreement.

Interest and Amortization of Debt Discount Expense

Interest and amortization of debt discount expense for the year ended December 31, 2023 was $31.5 million as compared to $30.2 million for the year ended December 31, 2022.

Interest Income

Interest income as of December 31, 2023 was $0.5 million, compared to $1.9 million as of December 31, 2022, a decrease of $1.4 million. The decrease is primarily attributable to $1.7 million of prejudgment interest awarded to us through arbitration to resolve a dispute over license and supply royalties following the 2018 invalidation of an Alkermes patent relating to Ampyra in 2022, partially offset by a $0.3 million increase in interest income earned during the period.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the year ended December 31, 2023 was $0.0 million as compared to $27.1 million for the year ended December 31, 2022. This change was directly attributable to the waiver of our Non-Convertible Capital Loans related to our Biotie subsidiary, Biotie Therapies Ltd. in December 2022.

Other Income (Expense), Net

Other income, net was $0.1 million for the year ended December 31, 2023 compared to $1.3 million for the year ended December 31, 2022. The change is primarily attributable to the reduction in accrual and corresponding recognition of other income related to the settlement of an arbitration claim against Drug Royalty III, L.P., and LSRC III S.ar.l. (collectively, “DRI”) in 2022.

Benefit from (Provision for) Income Taxes

We recorded a $43.2 million benefit from income taxes for the year ended December 31, 2023 as compared to a ($30.7) million provision for income taxes for the year ended December 31, 2022. The effective income tax rates for the year ended December 31, 2023 and 2022 were 14.6% and (87.0)%, respectively.

The variances in the effective tax rates for the year ended December 31, 2023 and 2022 was due primarily to an increase in the valuation allowance recorded on our deferred tax assets, equity forfeitures and permanent items related to the cancellation of debt income from the non-convertible capital loans granted by Business Finland (formerly Tekes).

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

The Massachusetts income tax examination for the tax years 2018 and 2019 was finalized during the third quarter with no adjustment. The New Jersey income tax examination was finalized during the first quarter for tax years 2015 through 2018 with no adjustments.

Liquidity and Capital Resources

Voluntary Filing Under Chapter 11

Shortly following the filing of this Annual Report, we expect to file for bankruptcy under Chapter 11. We expect to continue to operate our business as a “debtor in possession” in accordance with the applicable provisions of the Code and orders of the Court. We expect to request approval from the Court for certain customary “first day” motions to continue our ordinary course operations after the filing date of the Intended Chapter 11 Proceedings. For the duration of the Intended Chapter 11 Proceedings, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty associated with the Intended Chapter 11 Proceedings. The outcome of the Intended Chapter 11 Proceedings will be dependent upon factors that are outside of our control, including the actions of the Court.

Overview

Since our inception, we have financed our operations primarily from: private placements and public offerings of our capital stock; borrowing money through loans and the issuance of debt instruments; payments received under our collaboration and licensing agreements; revenue from sales of Ampyra, Fampyra, and Inbrija, as well as our former products, Zanaflex and Qutenza; royalty monetization and our revenue interest financing arrangement; and, to a lesser extent, funding from government grants.

The accompanying consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. At December 31, 2023, we had $30.0 million of cash and cash equivalents, compared to $37.5 million at December 31, 2022. Our December 31, 2023 cash and cash equivalents balance does not include $0.7 million of restricted cash of which $0.4 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit. We incurred net losses of $252.9 million and $65.9 million for the years ended December 31, 2023 and 2022, respectively.

Our future capital requirements will depend on a number of factors, including:

•
the progress and outcome of the Intended Chapter 11 Proceedings;
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

The Company believes that its existing cash and cash equivalents will not be sufficient to cover its cash flow requirements. The 2024 Notes are scheduled to mature on December 1, 2024, unless earlier converted in accordance with their terms. However, the commencement of the Intended Chapter 11 Proceedings will constitute an event of default under the Indenture governing the 2024 Notes, which will in turn result in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. At December 31, 2023, the principal balance outstanding under the 2024 Notes was $207.0 million. The amount of the 2024 Notes significantly exceeds the price the Purchaser has agreed to pay for the Purchased Assets and the noteholders’ security interest in substantially all of our remaining assets (including any recovery we receive from our ongoing litigation with Alkermes as described in this Annual Report) will continue following the consummation of the Section 363 sale and Intended Chapter 11 Proceedings. Additionally, for the duration of the Intended Chapter 11 Proceedings, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty associated with the Intended Chapter 11 Proceedings. Management believes that, due to these circumstances and events, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.

Financing Arrangements

DIP Credit Agreement

In order to fund the continued operations of the Company during the pendency of the Intended Chapter 11 Proceedings, we and certain of the RSA Noteholders agreed to the terms of a form of Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) to be entered into by and among the Company, as borrower, and the lenders from time to time party thereto (collectively, the “DIP Lenders”, GLAS USA LLC, as administrative agent (the “DIP Administrative Agent”), and GLAS Americas, LLC, collateral agent (collectively, with the DIP Administrative Agent, the “DIP Agent”), pursuant to which the DIP Lenders would provide the Company with a senior secured, superpriority debtor-in-possession term loan facility in the maximum aggregate amount of $60.0 million (the “DIP Credit Facility,” and the commitments of the DIP Lenders thereunder, the “DIP Commitments” and, the loans thereunder, the “DIP Loans”), which, subject to the satisfaction of certain conditions precedent to drawing as set forth in the DIP Credit Agreement, including the approval of the Court, will be made available to the Company in multiple drawings as follows: (i) up to $10.0 million (“Interim DIP Loan Commitment”) will be made available for drawing upon entry by the Court of an interim order authorizing and approving the DIP Credit Facility on an interim basis (the “Interim DIP Order”),00 (ii) up to $10.0 million (“Final DIP Loan Commitments”) will be made available for drawing upon entry of the Court of a final order authorizing and approving the DIP Credit Facility on a final basis (the “Final DIP Order” and together with the Interim DIP Order, the “DIP Orders”), and (iii) upon subject to entry of the Final Order, a roll-up facility in the aggregate maximum principal amount of $40.0 million, representing a roll-up of obligations under the 2024 Notes on a two dollars to one dollar basis of the DIP Commitments under the DIP Facility made by the RSA Noteholders.

The DIP Credit Facility will mature (the “Maturity Date”) on the earlier of 180 days from the petition date of the Intended Chapter 11 Proceedings and entry by the Court of the final sale order in connection with a Section 363 sale transaction. The interest rate applicable to DIP Loans is 10.5% per annum. Accrued interest will be due and payable in kind on the last business day of each calendar month, commencing April 30, 2024.

The Company must also pay (i) a commitment fee of 2.0% per annum of the sum of the (x) Interim DIP Loan Commitments and (y) Final DIP Loan Commitments, which is fully earned and due on the closing date of the DIP Credit Facility and, is paid in kind and capitalized to the balance sheet of the Company upon the entry of the Final Order, (ii) an exit fee of 2.0% of the aggregate DIP Loans actually advanced under the DIP Credit Facility, which fee is payable in cash on the earlier of the date of repayment of all or a portion of any DIP Loans and the Maturity Date, and (iii) a ticking fee equal to a DIP Lender’s pro rata share of the product of (i) 2.0% per annum multiplied by (ii) for each monthly period (or partial period if applicable), the actual daily amount by which the DIP Commitment exceeds the aggregate amount of DIP Loans advanced, which ticking fee shall be payable monthly in arrears on the last business day of each calendar month, commencing April 30, 2024.

The DIP Credit Agreement includes certain customary representations and warranties, covenants applicable to the Company and its subsidiaries, and events of default. If an event of default under the DIP Credit Agreement occurs and is continuing, then the DIP Agent may declare any outstanding obligations under the DIP Credit Agreement to be immediately due and payable.

The obligations under the DIP Credit Agreement are guaranteed by Civitas Therapeutics, Inc., Biotie Therapies, LLC, Biotie Therapies AG, Neuronex, Inc. and Acorda Therapeutics Limited (the “Guarantors”). Subject to customary exceptions and limitations, all of the borrowings under the DIP Credit Agreement are secured by a lien on substantially all of the assets of the Company and each Guarantor.

The description of the DIP Credit Agreement set forth above is qualified in its entirety by reference to the final, executed DIP Credit Agreement, as approved by the Court.

Convertible Senior Secured Notes Due 2024

On December 24, 2019, we completed the private exchange of $276.0 million aggregate principal amount of our outstanding 1.75% Convertible Senior Notes due 2021 (the “2021 Notes”) for a combination of the 2024 Notes and cash. For each $1,000 principal amount of exchanged 2021 Notes, we issued $750 principal amount of the 2024 Notes and made a cash payment of $200 (the “Exchange”). In the aggregate, we issued approximately $207.0 million aggregate principal amount of the 2024 Notes and paid approximate $55.2 million in cash to participating holders. The Exchange was conducted with a limited number of institutional holders of the 2021 Notes pursuant to Exchange Agreements dated as of December 20, 2019. The 2021 Notes received by us in the Exchange were canceled in accordance with their terms. Accordingly, upon completion of the Exchange, $69.0 million of the 2021 Notes remained outstanding. On June 15, 2021, we repaid the outstanding balance of the 2021 Notes at their maturity date using cash on hand.

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

The 2024 Notes are scheduled to mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. However, the commencement of the Intended Chapter 11 Proceedings will constitute an event of default under the Indenture governing the 2024 Notes, which will in turn result in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. In addition, our common stock is likely to be delisted from Nasdaq following the consummation of the Intended Chapter 11 Proceedings, which would constitute a make-whole fundamental change that would provide holders of our 2024 Notes with the right to require us to repurchase their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. We do not have the cash to make such a payment, which may complicate our ability to effectively complete the Intended Chapter 11 Proceedings and may result in our liquidation under Chapter 7. Under the 2024 Indenture, we no longer have the option to pay interest on the 2024 Notes in common stock and we have fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes.

The 2024 Notes are convertible at the option of the holder into shares of our common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The adjusted conversion rate for the 2024 Notes is 2.3810 shares of our common stock per $1,000 principal amount of 2024 Notes, representing an adjusted conversion price of approximately $420.00 per share of common stock. The conversion rate was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020, and adjusted again to reflect the 1-for-20 reverse split effected on June 2, 2023. As of December 31, 2023 the maximum number of shares that could be required to be issued would be 969,102 shares.

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

We received stockholder approval on August 28, 2020 to increase the number of authorized shares of our common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, we determined that multiple embedded conversion options met the conditions for equity classification. We performed a valuation of these conversion options as of September 17, 2020, which was the date we completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. We performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of December 31, 2023.

The outstanding 2024 Note balances as of December 31, 2023 and December 31, 2022 consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Liability component:
Principal	$207,000	$207,000
Less: debt discount and debt issuance costs, net	(20,857)	(39,969)
Net carrying amount	186,143	167,031
Equity component	18,257	$18,257
Derivative liability-conversion Option	$—	$—

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

The following table shows the activity within the liability account for the years ended December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Liability related to sale of future royalties - beginning balance	$—	$4,460
Deferred transaction costs amortized	—	33
Non-cash royalty revenue payable to HCRP	—	(4,739)
Non-cash interest expense recognized	—	246
Liability related to sale of future royalties - ending balance	$—	$—

Cash, Cash Equivalents and Investment Activities

At December 31, 2023, cash and cash equivalents were approximately $30.0 million, as compared to $37.5 million at December 31, 2022. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits.

Associated with the Intended Chapter 11 Proceedings, we plan to lower our operating budget and further reduce the scale of our operations, in addition to funding ongoing operations, we have incurred and expect to incur significant professional fees and other costs in connection with and throughout the Intended Chapter 11 Proceedings.

Net Cash Used in Operations

Net cash used in operations was $14.0 million compared to $20.9 million for the years ended December 31, 2023 and 2022, respectively. Cash used in operations for the year ended December 31, 2023 was primarily due to:

•
a net loss of $252.9 million, a deferred tax benefit of $43.2 million, a change in acquired contingent consideration obligation of $9.6 million, an increase in other assets of $4.0 million, an increase in accounts receivable of $3.4 million, an increase in inventory of $3.4 million, a decrease other current liabilities of $0.9 million, and non-cash lease expense of $0.1 million; partially offset by
•
intangible asset impairment of $251.3 million, depreciation and amortization expense of $31.7 million, amortization of debt discount and debt issuance costs of $19.1 million, an increase in accounts payable accrued expenses and other current liabilities of $0.9 million, and share-based compensation expense of $0.5 million.

Net Cash Provided by Investing

Net cash used in investing activities for the year ended December 31, 2023 was $0.3 million, which was due primarily to purchases of property and equipment and intangible assets.

Net Cash Used in Financing

Net cash used in financing activities for the year ended December 31, 2023 was $0.0.

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Refer to Note 11 to our Consolidated Financial Statements included in this report for a description of our long-term contractual obligations.

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivables), before the entity transfers a good or service to the customer. As of December 31, 2023, we had contract liabilities of $8.1 million, as compared to $6.1 million as of December 31, 2022. Contract liabilities of $8.1 million consists of upfront payment received as part of the Chance China distribution agreement entered into in May 2023, as well as the upfront payment received as part of the Esteve distribution agreement entered into in 2021. Contract liabilities of $6.1 million consist of the Esteve Germany distribution agreement and pre-payment of product ordered as part of the Esteve Spain supply agreement entered into in 2021. We did not have any contract assets as of December 31, 2023 or 2022. As of December 31, 2023, approximately $0.2 million of revenue is expected to be recognized from remaining performance obligations for the Esteve and Chance agreement over the next 12 months. The Company expects to recognize revenue of these remaining performance obligations over the next 8 years in Germany and 11 years in China with the balance recognized thereafter. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

Product Revenues, Net

Net revenues from product sales are recognized at the transaction price when the customer obtains control of our products, which occurs at a point in time, upon receipt of the product by the customer. Our payment terms are between 30 to 60 days.

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

Government Chargebacks and Rebates: We contract for Medicaid and other U.S. federal government programs to allow for our products to remain eligible for reimbursement under these programs. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for chargebacks and rebates. We monitor the sales trends and adjust the chargeback and rebate percentages on a regular basis to reflect the most recent chargebacks and rebate experience. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. Our government chargeback and rebate accruals were $4.6 million and $4.0 million at December 31, 2023 and December 31, 2022, respectively. A 10% change in our government chargebacks and rebate allowances would have had an approximate $1.4 million and $1.3 million effect on our net revenue for the years ended December 31, 2023 and December 31, 2022, respectively.

Managed Care Contract Rebates: We contract with various managed care organizations including health insurance companies and pharmacy benefit managers. These contracts stipulate that rebates and, in some cases, administrative fees, are paid to these organizations provided our product is placed on a specific tier on the organization’s drug formulary. Based upon our contracts and the most recent experience with respect to sales through managed care channels, we provide an allowance for managed care contract rebates. We monitor the sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. Our managed care contract rebate accruals were $5.0 million and $4.0 million at December 31, 2023 and December 31, 2022, respectively. A 10% change in our managed care contract rebate allowances would have had an approximate $2.2 million and $2.0 million effect on our net revenue for the years ended December 31, 2023 and December 31, 2022, respectively.

Copay Mitigation Rebates: We offer copay mitigation to commercially insured patients who have coverage for our products (in accordance with applicable law) and are responsible for a cost share. Based upon our contracts and the most recent experience with respect to actual copay assistance provided, we provide an allowance for copay mitigation rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. Our copay mitigation rebate accruals were $0.1 million and $0.5 million at December 31, 2023 and December 31, 2023, respectively. A 10% change in our copay mitigation rebate allowances would have had an approximate $0.5 million effect on our net revenue for the years ended December 31, 2023 and December 31, 2023.

Cash Discounts: We sell directly to companies in our distribution network, which primarily includes specialty pharmacies and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate). We generally provide invoice discounts for prompt payment for our products. We estimate our cash discounts based on the terms offered to our customers. Discounts are estimated based on rates that are explicitly stated in our contracts as it is expected they will take the discount and are recorded as a reduction of revenue at the time of product shipment when product revenue is recognized. We adjust estimates based on actual activity as necessary. Our cash discount allowances were $0.3 million and $0.4 million at December 31, 2023 and December 31, 2022, respectively. A 10% change in our cash discount allowances would have had an approximate $0.2 million effect on our net revenues for the years ended December 31, 2023 and December 31, 2022.

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

Data Fees and Fees for Services Payable to Specialty Pharmacies: We have contracted with certain specialty pharmacies to obtain transactional data related to our products in order to develop a better understanding of our selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations. We pay a variable fee to the specialty pharmacies to provide us the data. We also pay the specialty pharmacies a fee in exchange for providing distribution and inventory management services, including the provision of inventory management data to us. We estimate our fee for service accruals and allowances based on sales to each specialty pharmacy and the applicable contracted rate. Our fee for service expenses are accrued at the time of product shipment and are typically settled with the specialty pharmacies within 60 days after the end of each respective quarter. Our data fee and fee for service accruals were $0.5 million and $0.3 million at December 31, 2023 and December 31, 2022, respectively. A 10% change in our data fee and fee for service allowances would have had an approximate $0.2 million effect on our net revenue for the years ended December 31, 2023 and 2022.

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

The following table provides a summary of activity with respect to our sales discounts and allowances during 2023 and 2022:

(in thousands)	Government chargebacks and rebates	Managed care contract rebates	Copay mitigation rebates	Cash discounts	Product returns	Data fees and fees for services payable to wholesalers	Other vendor allowances	Total
Balance at December 31, 2021	$4,509	$4,633	$524	$780	$78	$563	$—	$11,087
Allowances for sales	12,951	19,954	4,987	1,830	—	2,177	—	41,899
Actual credits for sales during 2022	(13,498)	(20,565)	(5,024)	(2,203)	—	(2,401)	—	(43,692)
Actual credits for prior year sales	2	—	—	—	—	—	—	2
Balance at December 31, 2022	$3,964	$4,022	$487	$407	$78	$339	$—	$9,296
Allowances for sales	14,412	22,394	4,981	1,978	—	2,039	—	45,805
Actual credits for sales during 2023	(13,775)	(21,435)	(5,383)	(2,058)	(2)	(1,847)	—	(44,501)
Actual credits for prior year sales	—	—	—	—	—	—	—	—
Balance at December 31, 2023	4,601	4,981	85	327	76	531	—	10,601

Royalty Revenues

Royalty revenues recorded by the Company relate to the Company’s License and Collaboration agreement with Biogen for sales of Fampyra, milestone payments received in connection to the Company's Asset Purchase Agreement with Grunenthal GmbH for sales of Qutenza, and an agreement with Neurelis Inc. for sales of Valtoco. Royalty revenues from Neurelis was capped at $5.1 million. No further royalties from sales of Valtoco are expected. We recognized revenues for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. We satisfied our performance obligations and therefore recognizes royalty revenue when the sales to which the royalties relate are completed.

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

After October 2022, the cost of Ampyra inventory is based on our manufacturing and packaging agreement with Patheon. We rely on a single third-party manufacturer to supply dalfampridine, the active pharmaceutical ingredient, or API, in Ampyra, and also on a single supplier for a critical excipient used in the manufacture of Ampyra. Additionally, we pay Patheon a fixed per bottle fee (60 tablets per bottle) based on the annual quantity of Ampyra bottles that are delivered for sale.

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

The following table shows, for each of the years ended, (i) the total third-party expenses for preclinical and clinical development, on a project-by-project basis, (ii) our unallocated research and development operating expenses, and (iii) acquisitions, licenses and milestone payments, on a project-by-project basis:

(in thousands)	Year Ended December 31,
	2023	2022
Preclinical and clinical development:
Contract expenses—Ampyra LCM	$—	$80

Research and development operating expenses:	5,152	5,687

Acquisitions, licenses and milestones:
Cimaglermin alfa (previously GGF2)	—	37
Total research and development	$5,152	$5,805

With respect to previously established clinical study accruals for the years ended December 31, 2023 and December 31, 2022, we did not make any significant adjustments to our clinical study costs.

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

Finite-Lived Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over the period in which we expect to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In our evaluation of the intangible assets, we consider the term of the underlying asset life and the expected life of the related product line. If impairment indicators are present or changes in circumstance suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the intangible asset and recognize an impairment loss in the statement of operations if the carrying value of the intangible asset exceeds its fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Events that could result in an impairment, or trigger an interim impairment assessment, may include actions by regulatory authorities with respect to us or our competitors, new or better products entering the market, changes in market share or market pricing, changes in the economic lives of the assets, changes in the legal framework covering patents, rights or licenses, and other market changes which could have a negative effect on cash flows and which could result in an impairment.

Derivative Liability

During 2019, a derivative liability was initially recorded as a result of the issuance of the 2024 Notes (see Note 8 to our Consolidated Financial Statements included in this report for more information on the 2024 Notes). We initially determined the fair value of the liability upon issuance. The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of share price and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. The conversion feature will be measured at fair value on a quarterly basis and the change in the fair value of the conversion feature for the period will be recorded in the consolidated statements of operations.

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

To the extent that the discount rates were to increase or decrease by one percentage point, we estimate that our acquired contingent consideration liability would decrease or increase by approximately $1.3 million or $1.5 million, respectively. If the estimated net sales were to increase or decrease by one percentage point, we estimate that our acquired contingent consideration liability would change by approximately $0.3 million.

Other Income (Expense)

Interest income consists of income earned on our cash and cash equivalents. Interest expense consists of cash and non-cash interest expense for the convertible senior secured notes due 2024 issued in December 2019 and non-cash interest expense pertaining to the Fampyra royalty monetization. Gain on extinguishment of debt is the net carrying amount of the extinguished debt recognized on the income statement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of our 2022 fiscal year (the period covered by this report). This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer. Based on that evaluation, these officers have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, concluded that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of 2022 (the period covered by this report) based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting as we are a “non-accelerated filer” as defined under SEC rules.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, none of our directors or Section 16 reporting officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K.

94

Incentive and Retention Agreements

On March 27, 2024, we entered into amendments to the employment agreements (the “Retention Agreements”) with each of our named executive officers (the “Participants”). We entered into the Retention Agreements in order to incentivize the Participants to continue to lead the Company throughout the pendency of the Intended Chapter 11 Proceedings. The Retention Agreements provide for the prepayment of 2024 non-equity incentive compensation (the “2024 Awards”), subject to a potential clawback as further described below.

The amounts paid pursuant to Retention Agreements must generally be repaid by a Participant if the Participant voluntarily resigns employment without good reason or is terminated for cause prior to the earlier of December 31, 2024 or the effective date of the Chapter 11 plan in connection with our Intended Chapter 11 Proceedings with respect to 100% of the after-tax amount of the 2024 Awards for each Participant. The amounts paid pursuant to this program include the following payments to the following named executive officers, in respect of the 2024 Awards: (i) $775,000 for Ron Cohen, M.D., President and Chief Executive Officer, (ii) $450,000 for Michael Gesser, Chief Financial Officer, (iii) $473,000 for Kerry Clem, Chief Commercial Officer, and (iv) $450,000 for Neil Belloff, General Counsel and Secretary. The 2024 Awards also included unused time off accrued through March 31, 2024.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the form of amendment to employment offer letter which is filed herewith as Exhibit 10.21 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

95

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2024 Proxy Statement, or alternatively included in an amendment to this Form 10-K, under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our 2024 Proxy Statement, or alternatively included in an amendment to this Form 10-K, under the caption for the proposal relating to the “Election of Directors,” as well as the captions “Information Concerning Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Additional Information,” and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2024 Proxy Statement, or alternatively included in an amendment to this Form 10-K, under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Information Concerning Executive Officers” and “Additional Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2024 Proxy Statement, or alternatively included in an amendment to this Form 10-K, under the caption for the proposal relating to the “Election of Directors,” as well as the caption “Certain Relationships and Related Transactions,” and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our 2024 Proxy Statement, or alternatively included in an amendment to this Form 10-K, under the caption for the proposal relating to the “Ratification of Independent Auditors” and is incorporated herein by this reference.

96

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

(1)
The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Acorda Therapeutics, Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to Financial Statements

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

97

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Acorda Therapeutics, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorda Therapeutics, Inc, and subsidiaries (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant debt payment due in December 2024 for which significant uncertainties exist as it relates to the Company’s ability to repay the debt principle as it currently is structured. The Company has stated that filing for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York is imminent and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Estimate of variable consideration in contracts with customers
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company has net product revenues of $102.4 million for the year ended December 31, 2023, which includes estimates of variable consideration for government rebates. The estimates of variable consideration are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer and right of offset exists) or a current liability (if the amount is payable to a party other than a customer). As described in Note 2, these estimates are established by management based on available information and will be adjusted to reflect known changes in the factors that impact such amounts.

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

Fair Value Measurement of the Contingent Consideration
Description of the Matter

As described in Note 12 to the consolidated financial statements, the Company has a $29.5 million contingent consideration liability recorded as of December 31, 2023, representing the fair value of future royalties management believes are likely to be paid to the counterparty. The determination of the recorded amount of the contingent consideration liability requires the Company to make significant estimates and assumptions.

We identified the measurement of the contingent consideration liability as a critical audit matter because auditing the Company’s estimate involved complex and challenging auditor judgment about the inputs to the valuation, such as the estimated revenue forecast for future sales of Inbrija and the discount rate, which are largely unobservable.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the contingent consideration liability, we performed audit procedures that included assessing the terms of the arrangement, evaluating the methodology used, testing the significant assumptions discussed above and the completeness, accuracy and relevance of the underlying data used by management in its analysis. We performed analyses of certain assumptions to assess the impact of changes in those assumptions on the Company’s determination of the fair value of the contingent consideration liability. We also evaluated whether the assumptions used by management were consistent with external market data and evidence obtained in other areas of the audit.

Long-Lived Intangible Assets – Quantitative Impairment Assessment
Description of the Matter

At December 31, 2023, the Company recorded an impairment charge of $251.3 million related to its definite-lived Inbrija intangible asset group. As described in Note 2 to the consolidated financial statements, long-lived assets are reviewed at least annually to determine if events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. If the asset group is determined to not be recoverable and impaired, the carrying amount of the asset group is reduced to fair value as estimated by a discounted cash flow model, with the difference recorded as an impairment charge. Auditing management’s quantitative impairment assessment was highly judgmental due to estimation required in determining the discounted cash flows and related fair values of the impaired asset group. In particular, the cash flows were sensitive to significant assumptions such as revenue growth rates, EBITDA margins, and the discount rate.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the definite-lived Inbrija intangible asset group, our audit procedures included, among others, evaluating the Company’s use of the income approach as a valuation methodology, involving our valuation specialists to assist in testing the discount rate and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We evaluated management’s ability to accurately forecast by comparing actual results to historical forecasts. We compared the significant assumptions to current industry, market and economic trends, historical results, other guideline companies within the same industry and to other relevant factors. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in fair value resulting from changes in the assumptions. Lastly, we evaluated the Company’s assumptions in light of any contrary evidence.

We have served as the Company’s auditor since 2010.

/s/ Ernst & Young, LLP

Stamford, Connecticut

April 1, 2024

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$29,979	$37,536
Restricted cash	381	6,884
Trade accounts receivable, net of allowances of $962 and $842, as of December 31, 2023 and 2022, respectively	17,298	13,866
Prepaid expenses	5,211	4,312
Inventory, net	16,155	12,752
Other current assets	5,770	6,765
Total current assets	74,794	82,115
Property and equipment, net of accumulated depreciation	2,079	2,603
Intangible assets, net of accumulated amortization and impairment	22,987	305,087
Right of use asset, net of accumulated amortization	4,221	5,287
Restricted cash	255	255
Other assets	4,189	248
Total assets	$108,525	$395,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,373	$9,809
Accrued expenses and other current liabilities	24,310	23,680
Convertible senior notes	186,143	—
Current portion of lease liability	1,588	1,545
Current portion of acquired contingent consideration	2,132	2,532
Deferred Revenue	227	384
Total current liabilities	227,773	37,950
Convertible senior notes	—	167,031
Non-current portion of acquired contingent consideration	27,368	38,668
Deferred tax liability	—	44,202
Non-current portion of lease liability	3,166	4,341
Other non-current liabilities	8,174	9,781
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares at December 31, 2023 and 2022; no shares issued as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value per share. Authorized 3,083,333 shares at December 31, 2023 and 2022; issued 1,242,376 and 1,242,376 shares, including those held in treasury, as of December 31, 2023 and 2022, respectively	1	24
Treasury stock at cost (278 shares at December 31, 2023 and December 31, 2022)	(638)	(638)
Additional paid-in capital	1,030,383	1,029,881
Accumulated deficit	(1,189,127)	(936,273)
Accumulated other comprehensive loss	1,425	628
Total stockholders’ equity (deficit)	(157,956)	93,622
Total liabilities and stockholders’ equity	$108,525	$395,595

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,	Year ended December 31,
	2023	2022
Revenues:
Net product revenues	$102,421	$103,845
Royalty Revenues	15,113	14,221
License Revenue	99	500
Total net revenues	117,633	118,566
Costs and expenses:
Cost of sales	15,283	30,332
Research and development	5,152	5,804
Selling, general and administrative	89,698	106,256
Impairment of intangible asset	251,322	—
Amortization of intangible assets	30,764	30,764
Changes in fair value of derivative liability	—	(37)
Changes in fair value of acquired contingent consideration	(9,634)	(6,659)
Other operating income	—	(12,554)
Total operating expenses	382,585	153,906
Operating loss	(264,952)	(35,340)
Other income (expense), net:
Interest and amortization of debt discount expense	(31,533)	(30,200)
Interest income	530	1,909
Realized Gain (Loss) on FX Currency	(288)	(8)
Gain on extinguishment of debt	—	27,142
Gain on disposal of property and equipment	171	—
Other income (expense)	51	1,250
Total other income (expense), net	(31,069)	93
Loss before taxes	(296,021)	(35,247)
Benefit from (Provision for) income taxes	43,167	(30,669)
Net loss	$(252,854)	$(65,916)
Net loss per share—basic	$(203.57)	$(65.23)
Net loss per share—diluted	$(203.57)	$(65.23)
Weighted average common shares outstanding used in computing net loss per share—basic	1,242	1,011
Weighted average common shares outstanding used in computing net loss per share—diluted	1,242	1,011

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,	Year ended December 31,
	2023	2022
Net loss	$(252,854)	$(65,916)
Other comprehensive income:
Foreign currency translation adjustment	797	1,645
Other comprehensive income, net of tax	$797	$1,645
Comprehensive loss	$(252,057)	$(64,271)

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common stock
	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders equity
Balance at December 31, 2021	687	13	(638)	1,023,136	(870,357)	(1,017)	151,137
Compensation expense for issuance of stock options to employees	—	—	—	1,496	—	—	1,496
Compensation expense for issuance of restricted stock to employees	5	—	—	(3)	—	—	(3)
Interest payment for convertible notes	550	11	—	5,252	—	—	5,263
Other comprehensive income, net of tax	—	—	—	—	—	1,645	1,645
Net loss	—	—	—	—	(65,916)	—	(65,916)
Balance at December 31, 2022	1,242	24	(638)	1,029,881	(936,273)	628	93,622
Compensation expense for issuance of stock options to employees	—	—	—	479	—	—	479
Compensation expense for issuance of restricted stock to employees	—	—	—	—	—	—	—
Reverse stock split adjustment	—	(23)	—	23	—	—	—
Interest payment for convertible notes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	797	797
Net loss	—	—	—	—	(252,854)	—	(252,854)
Balance at December 31, 2023	1,242	1	(638)	1,030,383	(1,189,127)	1,425	(157,956)

See accompanying Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	(252,854)	$(65,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	478	1,493
Amortization of debt discount and debt issuance costs	19,112	16,923
Depreciation and amortization expense	31,666	32,809
Intangible asset impairment	251,322	—
Change in contingent consideration obligation	(9,634)	(6,659)
Change in derivative liability	—	(37)
Non-cash lease expense	(66)	—
Gain on debt extinguishment	—	(27,142)
Non-cash royalty revenue	—	(4,762)
Deferred tax provision (benefit)	(43,177)	30,669
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(3,432)	2,585
Increase in prepaid expenses and other current assets	(4)	(2,959)
Decrease (increase) in inventory	(3,403)	5,796
Increase in other assets	(3,965)	(237)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	884	(7,359)
Increase (decrease) in other non-current liabilities	(911)	3,872
Net cash (used) in operating activities	(13,984)	(20,924)
Cash flows from investing activities:
Purchases of property and equipment	(264)	(136)
Net cash provided by investing activities	(264)	(136)
Cash flows from financing activities:
Net cash (used) in financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents and restricted cash	188	512
Net (decrease) in cash and cash equivalents and restricted cash	(14,060)	(20,548)
Cash, cash equivalents and restricted cash at beginning of period	44,675	65,223
Cash, cash equivalents and restricted cash at end of period	$30,615	$44,675
Supplemental disclosure:
Cash paid for interest	12,420	7,157
Cash paid for taxes	804	199

See accompanying Notes to Consolidated Financial Statements.

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Business Activities

Acorda Therapeutics, Inc. (“Acorda” or the “Company”) is a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders.

Voluntary Filing Under Chapter 11

Over the past several months, the Company, with the assistance of outside legal and financial advisors, have been engaged in a robust process to explore strategic alternatives and maximize value for the Company’s stakeholders in light of the upcoming maturity of its 6.00% convertible senior secured notes that mature on December 1, 2024 (“2024 Notes”). During this process, the Company was, and continues to be, in regular communication with the holders of its 2024 Notes and their advisors. The Company evaluated every aspect of its business and has taken proactive steps to respond to the challenges the Company continues to face. Notwithstanding these measures, the Company engaged in an exhaustive process to find an appropriate strategic solution. The Company’s Board of Directors, after reviewing a number of alternatives, has determined that it is in the best interests of the Company and its stakeholders to pursue a sale of assets under Chapter 11 of the United States Bankruptcy Code (the “Code”), which the Company believes will ensure the Company obtains the maximum value for the Company and most importantly, that the Company’s products will be provided on an uninterrupted basis to patients who will continue to benefit from these much needed medications.

The Company intends to commence voluntary proceedings under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Court”) shortly after filing this Annual Report (the “Intended Chapter 11 Proceedings”). The Company expects to continue to operate its business as a “debtor in possession” in accordance with the applicable provisions of the Code and orders of the Court. The Company expects to request approval from the Court for certain customary “first day” motions to continue its ordinary course operations after the filing date of the Intended Chapter 11 Proceedings. Shortly following the commencement of the Intended Chapter 11 Proceedings, the Company expects to receive written notice from the staff of the Nasdaq Global Select Market (“Nasdaq”) notifying it that, as a result of the Chapter 11 filing, and in accordance with Nasdaq Listing Rules, the Company’s common stock will be delisted from the Nasdaq. In such event, the Company expects that its common stock would commence trading on the Pink Open Market (commonly referred to as the “pink sheets”).

Asset Purchase Agreement

Prior to the commencement of the Intended Chapter 11 Proceedings, on March 31, 2024 the Company entered into a “stalking horse” Asset Purchase Agreement (the “Asset Purchase Agreement”) with Merz Pharmaceuticals, LLC, a North Carolina limited liability company (the “Purchaser”), and, solely with respect to the guarantee of purchaser’s obligations thereunder, Merz Pharma GmbH & Co. KGaA, a German partnership (the “Purchaser Parent”). The Asset Purchase Agreement provides for the sale of substantially all of the Company’s assets (the “Purchased Assets”) to the Purchaser for $185.0 million, subject to certain adjustments as specified in the Asset Purchase Agreement. The Asset Purchase Agreement is subject to Court approval and compliance with agreed-upon bidding procedures under Section 363 of the Code (“Section 363”) allowing for the submission of higher or otherwise better offers and satisfaction of other agreed-upon conditions. In accordance with the sale process under Section 363, notice of the proposed sale to the Purchaser will be given to third parties and competing bids will be solicited over a specified period of time. The Company will manage the bidding process and evaluate the bids, in consultation with the Company’s advisors and as overseen by the Court. The Company cannot provide any assurance that the Company will be able to successfully complete a sale of the Purchased Assets or that it will be able to continue to fund the Company’s operations throughout the Intended Chapter 11 Proceedings.

Restructuring Support Agreement

Prior to the commencement of the Intended Chapter 11 Proceedings, on April 1, 2024 the Company entered into a Restructuring Support Agreement with the holders of a majority of its 2024 Notes (the “RSA Noteholders” and such agreement, the “Restructuring Support Agreement”). As contemplated in the Restructuring Support Agreement, the Company will seek to sell substantially all of its assets in a sale pursuant to Section 363. The Restructuring Support Agreement sets out certain milestones and conditions relating to the Section 363 sale process, subject to the terms and conditions contained therein.

DIP Credit Agreement

In order to fund the continued operations of the Company during the pendency of the Intended Chapter 11 Proceedings, the Company and certain of the RSA Noteholders agreed to the terms of a form of Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) to be entered into by and among the Company, as borrower, and the lenders from time to time party thereto (collectively, the “DIP Lenders”, GLAS USA LLC, as administrative agent (the “DIP Administrative Agent”), and GLAS Americas, LLC, collateral agent (collectively, with the DIP Administrative Agent, the “DIP Agent”), pursuant to which the DIP Lenders would provide the Company with a senior secured, superpriority debtor-in-possession term loan facility in the maximum aggregate amount of $60.0 million (the “DIP Credit Facility,” and the commitments of the DIP Lenders thereunder, the “DIP Commitments” and, the loans thereunder, the “DIP Loans”), which, subject to the satisfaction of certain conditions precedent to drawing as set forth in the DIP Credit Agreement, including the approval of the Court, will be made available to the Company in multiple drawings as follows: (i) up to $10.0 million (“Interim DIP Loan Commitment”) will be made available for drawing upon entry by the Court of an interim order authorizing and approving the DIP Credit Facility on an interim basis (the “Interim DIP Order”),00 (ii) up to $10.0 million (“Final DIP Loan Commitments”) will be made available for drawing upon entry of the Court of a final order authorizing and approving the DIP Credit Facility on a final basis (the “Final DIP Order” and together with the Interim DIP Order, the “DIP Orders”), and (iii) upon subject to entry of the Final Order, a roll-up facility in the aggregate maximum principal amount of $40.0 million, representing a roll-up of obligations under the 2024 Notes on a two dollars to one dollar basis of the DIP Commitments under the DIP Facility made by the RSA Noteholders. See Financing Arrangements in Part II, Item 7 of this Annual Report for more information.

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

Restricted Cash

At December 31, 2023, the Company had $0.7 million of restricted cash, of which $0.3 consisted of collateralized standby letters of credit in connection with obligations under facility leases and $0.4 million held in a bank account with funds to cover the Company's self-funded employee health insurance.l See Note 7 to the Company’s Consolidated Financial Statements included in this report for a discussion of interest payments on the outstanding convertible senior secured notes due 2024.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	December 31, 2023		December 31, 2022
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$37,536	$29,979	$45,634	$37,536
Restricted cash	6,884	381	13,400	6,884
Restricted cash-non current	255	255	6,189	255
Total Cash, cash equivalents and restricted cash per statement of cash flows	$44,675	$30,615	$65,223	$44,675

Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consisted of adjustments for foreign currency translation and is recorded and presented net of income tax. There was no income tax allocated to the foreign currency translation adjustment in Other Comprehensive Income (Loss) for the period ended December 31, 2023 and 2022. The cumulative foreign currency translation adjustment reported in Other Comprehensive Income (Loss) was $0.8 million and $1.6 million for the period ended December 31, 2023 and 2022, respectively.

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

The following table provides the major classes of inventory:

(In thousands)	December 31, 2023	December 31, 2022
Raw materials	$4,178	$6,212
Work-in-progress	$2,491	$—
Finished goods	9,486	6,540
Total	$16,155	$12,752

Ampyra

Prior to October 2022, the cost of Ampyra inventory manufactured by Alkermes plc (Alkermes) was based on agreed upon pricing with Alkermes. In the event Alkermes did not manufacture the products, Alkermes was entitled to a compensating payment for the quantities of product provided by Patheon, the Company’s alternative manufacturer. This compensating payment is included in the Company’s inventory balances. No payments were made for the years ended December 31, 2023 and 2022.

In October 2022, an arbitration panel issued a decision in our dispute with Alkermes and ruled that the existing license and supply agreements with Alkermes are unenforceable. As a result of the panel’s ruling, the Company no longer pays Alkermes any royalties on net sales for license and supply of Ampyra, and the Company is using an alternative source for supply of Ampyra.

On September 30, 2010, the Company entered into a world-wide manufacturing services agreement with Patheon, Inc. as a second manufacturer for Ampyra (Dalfampridine-ER tablets, 10mg). Under the manufacturing services agreement, the Company agreed to purchase from Patheon, on a non-exclusive basis, a portion of our requirements for Ampyra in the United States. The Company pays Patheon a fixed per bottle fee (60 tablets per bottle) based on the annual quantity of Ampyra bottles that are delivered for sale. Patheon is currently the Company's sole manufacturer and packager of Ampyra for sales in the United States.

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

Finite-Lived Intangible Assets

The Company has finite lived intangible assets that are amortized on a straight-line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company’s evaluation of the intangible assets, it considers the term of the underlying asset life and the expected life of the related product line. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss in the statement of operations if the carrying value of the intangible asset exceeds its fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Events that could result in an impairment, or trigger an interim impairment assessment, may include actions by regulatory authorities with respect to the Company or its competitors, new or better products entering the market, changes in market share or market pricing, changes in the economic lives of the assets, changes in the legal framework covering patents, rights or licenses, and other market changes which could have a negative effect on cash flows and which could result in an impairment.

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

Due to the Company's Asset Purchase and License agreement between Civitas, the Company's wholly owned subsidiary, and Alkermes in December 2010, the Company has recognized contingent consideration. See Note 13 to the Company’s Consolidated Financial Statements included in this report for a discussion on the Alkermes ARCUS agreement. Refer to Note 12 – Fair Value Measurements for more information about the contingent consideration liability.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer and significant negative economic trends. The commencement of the Intended Chapter 11 Proceedings was determined to be a triggering event in connection with the Company’s review of the recoverability of its long-lived assets for the year ended December 31, 2023. The Company performed a recoverability test as of December 31, 2023 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows were less than the carrying value and the long-lived assets were impaired. The Company recognized an impairment charge of $251.3 million for the year ended December 31, 2023 in the Statement of Operations. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

As of October 1, 2017, the Company completed a royalty purchase agreement with HealthCare Royalty Partners, or HCRP (“Royalty Agreement”). In exchange for the payment of $40 million to the Company, HCRP obtained the right to receive Fampyra royalties payable by Biogen under the Collaboration and Licensing Agreement between the Company and Biogen (the “Biogen Collaboration Agreement”), up to an agreed upon threshold of royalties. This threshold was met during the second quarter of 2022 and its obligations to HCRP expired upon Biogen's payment of royalties for that quarter. As a result, the full benefit of the Fampyra royalty revenue reverted back to the Company and the Company will continue to receive the Fampyra royalty revenue from Biogen until the revenue stream ends. As of December 31, 2023 the liability related to the sale of future royalties is zero.

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer. As of December 31, 2023, the Company had contract liabilities of $8.1 million, which are the upfront payments received as part of the Esteve Germany distribution agreement entered into in 2021 and the Chance China distribution agreement entered into in May 2023. The Company did not have any contract assets as of December 31, 2023 or 2022.

Product Revenues, Net

Inbrija is distributed in the U.S. primarily through: a specialty pharmacy associated with the Company’s e-prescribing program, described below; AllianceRx Walgreens Prime, or Walgreens, a specialty pharmacy that delivers the medication to patients by mail; the cash pay program through Sterling and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate). Walgreens is the sole specialty pharmacy for U.S. sales of Inbrija. In 2022, the Company implemented an e-prescribing program for the distribution of Inbrija in the U.S. through a specialty pharmacy that supports electronic prescriptions. The Company believes the convenience of electronic prescribing may be preferred by some physicians and patients.

Ampyra is distributed primarily through a network of specialty pharmacies, which deliver the medication to patients by mail.

Net revenues from product sales is recognized at the transaction price when the customer obtains control of the Company’s products, which occurs at a point in time, typically upon receipt of the product by the customer, such as specialty pharmacy companies and distributors. The Company’s payment terms are between 30 to 60 days.

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

Royalty revenues recorded by the Company relate to the Company’s License and Collaboration agreement with Biogen for sales of Fampyra, and an agreement with Neurelis Inc. for sales of Valtoco. Royalty revenues from Neurelis was capped at $5.1 million. No further royalties from sales of Valtoco are expected.

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

Esteve and Chance Distribution and Supply Agreements

In November 2021, the Company entered into distribution and supply agreements with Esteve Pharmaceuticals to commercialize Inbrija in Germany. Under the terms of the distribution agreement, the Company received a $5.9 million upfront payment, and is entitled to receive additional sales-based milestones. Similarly, in July 2021, the Company entered into a distribution and supply agreement with Esteve to commercialize Inbrija in Spain. Under the terms of the supply agreements, the Company is entitled to receive a significant double-digit percent of the selling price of Inbrija in exchange for supply of the product. Esteve launched in Germany in June 2022, and Spain in February 2023.

In May 2023, the Company entered into a distribution agreement and a commercial supply agreement with Hangzhou Chance Pharmaceuticals Co., Ltd (“Chance”), for the exclusive distribution of Inbrija in China. Chance is obligated to use commercially reasonable efforts to market Inbrija in China. The agreements remain in effect until the earlier of (a) the last commercial sale of Inbrija on a jurisdiction- by- jurisdiction basis, and (b) 12 years from the effective date of the agreements, subject to customary termination for insolvency and certain other termination rights. The Company received a non-refundable upfront payment of $2.5 million, and a near term milestone payment of up to $6 million, depending on the clinical study requirements to be determined by the Chinese National Medical Products Administration (NMPA). The Company will also receive $3 million upon regulatory approval of Inbrija in China, up to $132.5 million in sales milestones based on specified sales volumes, and a fixed fee for each carton of Inbrija supplied to Chance.

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

As of December 31, 2023, the Company had contract liabilities of $8.1 million, as compared to $6.1 million as of December 31, 2022, which are the upfront payments received under the terms of the Company’s supply and distribution agreements with Hangzhou Chance Pharmaceuticals Co., Ltd. (“Chance”) and Esteve Pharmaceuticals GmbH (“Esteve Germany”) related to the commercialization of Inbrija in China and Germany, respectively. The Company did not have any contract assets as of December 31, 2023 or 2022. The Company launched Inbrija in Germany in June 2022 and Spain in February 2023, and expects to launch in China in 2025. The Company recognized $4.8 million of revenues during the period ended December 31, 2023 from the supply agreement with Esteve Pharmaceuticals. As of December 31, 2023, approximately $0.2 million of revenue is expected to be recognized from remaining performance obligations for the Esteve agreement over the next 12 months as goods are shipped. The Company expects to recognize revenue of these remaining performance obligations over the next 8 years in Germany and 11 years in China, with the balance recognized thereafter. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

Additionally, the Company is eligible to receive additional payments based on the achievements by Esteve and Chance of sales-based milestones. Variable consideration related these sales-based milestones was fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones.

The following table disaggregates the Company’s revenues by major source (in thousands):

(In thousands)	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Revenues:
Net product revenues:
Ampyra	$63,940	$72,945
Inbrija U.S.	33,644	27,989
Inbrija ex-U.S.	4,837	2,911
Total net product revenues	102,421	103,845
Royalty Revenues	15,113	14,221
License Revenue	99	500
Total net revenues	$117,633	$118,566

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

In October 2022, an arbitration panel issued a decision in the Company's dispute with Alkermes and awarded to the Company approximately $18.3 million including prejudgment interest and declared the Company's agreements with Alkermes unenforceable. Of the total award amount of $18.3 million, the Company recorded $16.6 million as a reduction to operating expenses and $1.7 million as interest income. As a result of the panel’s ruling, the Company no longer pays Alkermes any royalties on net sales for license and supply of Ampyra. The Company had previously designated Patheon, Inc. as a second manufacturing source of Ampyra. In connection with that designation, the Company entered into a manufacturing agreement with Patheon, and Alkermes assisted the Company in transferring manufacturing technology to Patheon. Patheon now supplies the Company with its Ampyra needs.

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

The Company’s principal direct customers for the year ended December 31, 2023 were a network of specialty pharmacies and ASD Specialty Healthcare, Inc. (an Amerisource Bergen affiliate) for Inbrija and a network of specialty pharmacies for Ampyra. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary. Five customers individually accounted for more than 10% of the Company’s revenues related to specialty pharmacies and approximately 90% of total revenues in 2023, and approximately 91% of total revenues in 2022. Four customers individually accounted for more than 10% of the Company’s accounts receivable related to specialty pharmacies and approximately 87% of total accounts receivable as of December 31, 2023, and approximately 85% of total accounts receivable as of December 31, 2022.

Allowance for Cash Discounts

An allowance for cash discounts is accrued based on historical usage rates at the time of product shipment. The Company adjusts accruals based on actual activity as necessary. Cash discounts are typically settled with customers within 34 days after the end of each calendar month. The Company provided cash discount allowances of $2.0 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively. The Company’s reserve for cash discount allowances was $0.3 million and $0.4 million as of December 31, 2023 and 2022, respectively.

(in thousands)	Cash Discounts
Balance at December 31, 2021	$780
Allowances for sales	1,830
Actual credits	(2,203)
Balance at December 31, 2022	$407
Allowances for sales	1,978
Actual credits	(2,058)
Balance at December 31, 2023	$327

Allowance for Doubtful Accounts

A portion of the Company’s accounts receivable may not be collected. The Company provides reserves based on an evaluation of the aging of its trade receivable portfolio and an analysis of high-risk customers. The Company has not historically experienced material losses related to credit risk. The allowance for doubtful accounts is $0.2 million and $0.1 million as of December 31, 2023 and December 31, 2022, respectively. The Company recorded write-offs of $0.1 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Allowance for Chargebacks

Based upon the Company’s contracts and the most recent experience with respect to sales with the U.S. government, the Company provides an allowance for chargebacks. The Company monitors the sales trends and adjusts the chargebacks on a regular basis to reflect the most recent chargebacks experience. The Company recorded a charge of $3.0 million and $3.4 million for the years ended December 31, 2023 and December 31, 2022, respectively. The Company made a payment of $2.9 million and $3.2 million related to the chargebacks allowances for the years ended December 31, 2023 and December 31, 2022, respectively. The Company’s reserve for chargebacks allowance were $0.4 million as of December 31, 2023 and $0.3 million as of December 31, 2022.

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
(c)
Finite-lived Inbrija intangible asset is measured at fair value using a discounted cash flow approach;
(d)
Acquired contingent consideration related to the Civitas acquisition is measured at fair value using a probability weighted, discounted cash flow approach;
(e)
Convertible senior secured notes due 2024 were measured at fair value based on market quoted prices of the debt securities; and
(f)
Derivative liability related to conversion options of the convertible senior secured notes due 2024 is measured at fair value using a binomial model.

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

Share‑based Compensation

The Company has various share‑based employee and non-employee compensation plans. See Note 6 to the Company’s Consolidated Financial Statements included in this report for a discussion of share-based compensation.

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information to allocate resources to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported to date are derived from the sales of Ampyra and Inbrija for the years ended December 31, 2023 and December 31, 2022, respectively.

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

As of December 31, 2023, the Company had cash, cash equivalents, and restricted cash of approximately $30.6 million. Restricted cash includes $0.4 million related to self-funded employee health insurance and $0.3 million is related to collateralized standby letters of credit. The Company incurred net losses of $252.9 million and $65.9 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company believes that its existing cash and cash equivalents will not be sufficient to cover its cash flow requirements. The 2024 Notes mature on December 1, 2024, unless earlier converted in accordance with their terms. However, the commencement of the Intended Chapter 11 Proceedings will constitute an event of default under the Indenture governing the 2024 Notes, which will in turn result in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. At December 31, 2023, the principal balance outstanding under the 2024 Notes was $207.0 million. Additionally, for the duration of the Intended Chapter 11 Proceedings, the Company’s operations and its ability to develop and execute its business plan, its financial condition, its liquidity and its continuation as a going concern will be subject to a high degree of risk and uncertainty associated with the Intended Chapter 11 Proceedings. The amount of the 2024 Notes significantly exceeds the price the Purchaser has agreed to pay for the Purchased Assets and the noteholders’ security interest in substantially all of the Company’s remaining assets (including any recovery the Company receives from its ongoing litigation with Alkermes as described in this Annual Report) will continue following the consummation of the Section 363 sale and Intended Chapter 11 Proceedings.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This update requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were subsequent events that required disclosure or adjustment in these financial statements. See Note 17 to the Company's Consolidated Financial Statements included in this report for a discussion of subsequent events.

(3) Leases

The Company adopted the lease guidance under ASU 2016-02, "Leases" Topic 842 effective January 1, 2019. Under the guidance for lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any.

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

Additionally, the Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, the Company will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight-line basis over the term of the lease.

As of December 31, 2023, the Company serves as the lessee for two operating leases. The Company's leases have remaining lease terms of 3 years to 4.5 years.

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

Pearl River, New York

In June 2022, the Company entered into a 6-year sublease for an aggregate of approximately 21,000 square feet of space in Pearl River, New York. The Company has no options to extend the term of the sublease. The Pearl River sublease provides for monthly payments of rent during the lease term. Payments commenced on January 1, 2023 with a base rent of $0.3 million per year, subject to an annual 2.0% escalation factor in each subsequent year thereafter.

Waltham, Massachusetts

In October 2016, the Company entered into a 10-year lease agreement with a term commencing January 1, 2017, for approximately 26,000 square feet of lab and office space in Waltham, MA. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $1.3 million per year.

In July 2023, the Company sublet to a third party approximately 13,000 square feet (approximately 49%) of its lab space at the Waltham, Massachusetts location. The sublease commenced on August 1, 2023, and will last for the reminder of the Company’s lease agreement through 2026. Under the terms of the head lease the Company is not relieved of its obligation as lessee and will continue to make monthly rent payments. The Company performed a recoverability test of the sublease agreement upon inception by comparing the rental income under the sublease to the Company’s obligations under the head lease and noted no impairment existed on the head lease. The Company recognized sublease rental income of $0.3 million in 2023 and $0.7 million per year beginning in 2024 until lease expiration in December 2026.

The Company’s existing leases have remaining lease terms of 3 years to 4.5 years. The weighted-average remaining lease term for its operating leases was 3.4 years at December 31, 2023. The weighted-average discount rate was 7.97% at December 31, 2023.

ROU assets and lease liabilities related to the Company’s operating leases are as follows:

(In thousands)	Balance Sheet Classification	December 31, 2023	December 31, 2022
Right-of-use assets	Right of use assets	$4,221	$5,287
Current lease liabilities	Current portion of lease liabilities	1,588	1,545
Non-current lease liabilities	Non-current portion of lease liabilities	3,166	4,341

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

	Year ended December 31,	Year ended December 31,
(In thousands)	2023	2022
Operating lease cost	$1,546	$3,843
Variable lease cost	426	2,005
Short-term lease cost	1	8
Total lease cost	$1,973	$5,855

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2024	1,588
2025	1,633
2026	1,678
2027	357
2028	182
Later years	—
Total lease payments	5,438
Less: Imputed interest	(684)
Present value of lease liabilities	4,754

Supplemental cash flow information activity related to the Company’s operating leases are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,545	$8,191

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

The commencement of the Intended Chapter 11 Proceedings was determined to be a triggering event in connection with the Company’s review of the recoverability of its long-lived assets for the year ended December 31, 2023. The Company performed a recoverability test as of December 31, 2023 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows were less than the carrying value and the long-lived assets were impaired. The Company recognized an impairment charge of $251.3 million for the year ended December 31, 2023 in the Statement of Operations. The Company concluded there are no facts or circumstances that would indicate a need for changing the estimated remaining useful life of this asset.

Websites

Intangible assets also include certain website development costs which have been capitalized. The Company has developed several websites, each with its own purpose, including the general corporate website, product information websites and various other websites. The Company fully amortized website development costs as of December 31, 2023.

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. Other than the impairment identified above, as of December 31, 2023, the Company determined the remaining intangible assets were not impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

Intangible assets consisted of the following:

		December 31, 2023						December 31, 2022
(Dollars In thousands)	Estimated Remaining Useful Lives (Years)	Cost	Additions	Disposals	Accumulated Amortization	Impairment	Net Carrying Amount	Cost	Disposals	Accumulated Amortization	Net Carrying Amount
Inbrija (1)	11	423,000	—	—	(148,691)	(251,322)	22,987	423,000	—	(117,927)	305,073
Website development costs	1-3	10,902	—	(281)	(10,621)	—	—	14,585	(3,683)	(10,888)	14
		$433,902	$—	$(281)	$(159,312)	$(251,322)	$22,987	$437,585	$(3,683)	$(128,815)	$305,087

(1)
In December 2018, the Company received FDA approval for Inbrija and accordingly reclassified the indefinite lived intangible assets to definite lived intangible assets and began amortizing the assets upon launch in February 2019.

The Company recorded amortization expenses of $30.8 million pertaining to the intangible asset related to Inbrija for the year ended December 31, 2023. The Company recorded amortization expense of $30.8 million pertaining to the intangible asset related to Inbrija for the year ended December 31, 2022.

Estimated future amortization expense for intangible assets subsequent to December 31, 2023 is as follows:

(In thousands)
2024	$2,578
2025	$2,578
2026	$2,578
2027	$2,578
2028	$2,578
Thereafter	$10,097
$22,987

The weighted-average remaining useful lives of all amortizable assets is approximately 11.0 years.

(5) Property and Equipment

Property and equipment consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022	Estimated useful lives used
Machinery and equipment	$2,316	$2,315	2-7 years
Leasehold improvements	2,024	1,761	Lesser of useful life or remaining lease term
Computer equipment	2,620	4,467	1-3 years
Laboratory equipment	468	582	2-5 years
Furniture and fixtures	233	233	4-7 years
	7,661	9,358
Less accumulated depreciation	(5,582)	(6,755)
	$2,079	$2,603

Depreciation and amortization expense on property and equipment was $0.9 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively.

(6) Common Stock Options and Restricted Stock

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

The 2006 Plan was administered by the Compensation Committee of the Board of Directors, which selected the individuals to be granted options and restricted stock, determined the time or times at which options and restricted stock were to be granted, determined the number of shares to be granted subject to any option or restricted stock and the duration of each option and restricted stock, and made any other determinations necessary, advisable, and/or appropriate to administer the 2006 Plan. Under the 2006 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. The number of shares of common stock authorized for issuance under the 2006 Plan as of December 31, 2023 was 124,267 shares. As of December 31, 2023, the Company had granted an aggregate of 100,154 shares as restricted stock or subject to issuance upon exercise of stock options under the 2006 Plan, of which 5,945 shares remained subject to outstanding options.

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

The 2015 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals to be granted options, restricted stock, and restricted stock units, determines the time or times at which options, restricted stock, and restricted stock units are to be granted, determines the number of shares to be granted subject to any option, restricted stock or restricted stock unit and the duration of each option, restricted stock, and restricted stock unit, and makes any other determinations necessary, advisable, and/or appropriate to administer the 2015 Plan. Under the 2015 Plan, each option granted expires no later than the tenth anniversary of the date of its grant. Since inception, the number of shares of common stock authorized for issuance under the 2015 Plan as of December 31, 2023 is 157,500 shares, plus shares underlying cancelled awards under the 2006 plan after the adoption of the 2015 plan. As of December 31, 2023, the Company had granted an aggregate of 124,796 shares either as restricted stock or shares subject to issuance upon the exercise of stock options under the 2015 Plan, of which 88,941 shares remained subject to outstanding options.

On April 14, 2016, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the Acorda Therapeutics, Inc. 2016 Inducement Plan (the “2016 Plan”) to provide equity compensation to certain individuals of the Company (or its subsidiaries) in order to induce such individuals to enter into employment with the Company or its subsidiaries. In 2023, no new stock option awards were issued under this plan to newly-hired executive officers as an inducement for them to become employed by the Company, and as of December 31, 2023, 8,500 shares remained outstanding and were the only awards that were outstanding under the 2016 Plan.

On June 19, 2019, the Company’s stockholders approved the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”) at the annual meeting of stockholders pursuant to which up to 12,500 shares of the Company’s common stock, par value $0.001 per share may be issued thereunder (the “Plan Shares). As of December 31, 2023, there were 12,500 shares of common stock remaining authorized for issuance under the 2019 ESPP.

The fair value of each option granted is estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions:

	Year ended December 31,
	2023	2022
Employees and directors:
Estimated volatility%	103.84%	84.19%
Expected life in years	6.66	6.70
Risk free interest rate%	3.62%	2.69%
Dividend yield	—	—

The Company estimated volatility for purposes of computing compensation expense on its employee and director options using the historic volatility of the Company’s stock price. The expected life used to estimate the fair value of employee and director options is based on the historical life of the Company’s options based on exercise data.

The weighted average fair value per share of options granted to employees and directors for the years ended December 31, 2023 and 2022 amounted to approximately $9.86 and $0.84, respectively. No options were granted to non-employees for the years ended December 31, 2023 and 2022.

During the year ended December 31, 2023, the Company granted 62,270 stock options to employees and directors under all plans. The stock options were issued with a weighted average exercise price of $12.31 per share. As a result of these grants, the total compensation charge to be recognized over the estimated service period is $0.6 million, of which $0.3 million was recognized during the year ended December 31, 2023.

Compensation costs for options and restricted stock granted to employees and directors amounted to $0.5 million and $1.5 million, for the years ended December 31, 2023 and 2022, respectively. Compensation expense for options and restricted stock granted to employees and directors are classified in inventory, research and development, selling, general and administrative, and cost of sales expense based on employee job function. The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	Year ended December 31,
(In thousands)	2023	2022
Research and development	$11	$75
Selling, general and administrative	467	1,421
Total	$478	$1,496

A summary of share‑based compensation activity for the year ended December 31, 2023 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at December 31, 2022	52	$1,571.06	—	—
Granted	62	12.31	—	—
Forfeited and expired	(11)	2,192.56	—	—
Exercised	—	—	—	—
Balance at December 31, 2023	103	$568.85	7.5	$183,963
Vested and expected to vest at December 31, 2023	103	$572.25	7.5	$182,555
Vested and exercisable at December 31, 2023	59	$976.95	6.3	$79,123

	Options Outstanding			Options Exercisable
Range of exercise price	Outstanding as of December 31, 2023 (In thousands)	Weighted-average remaining contractual life (In years)	Weighted- average exercise price	Exercisable as of December 31, 2023 (Shares in thousands)	Weighted- average exercise price
$6.19 - $11.29	4	7.6	$8.51	2	$7.39
$11.72 - $11.72	20	9.3	11.72	8	11.72
$12.25 - $12.50	30	9.0	12.50	11	12.50
$12.99 - $72.80	15	8.7	37.20	8	38.31
$74.80 - $75.00	11	7.4	74.84	6	74.86
$79.92 - $1,656.00	10	5.1	524.29	10	525.69
$1,794.00 - $4,288.80	10	2.1	3,634.83	10	3,634.83
$4,324.80 - $4,760.40	3	0.2	4,714.71	3	4,714.71
$4,797.60 - $4,797.60	0	0.1	4,797.60	0	4,797.60
$4,928.40 - $4,928.40	0	1.0	4,928.40	0	4,928.40
	103	7.5	$568.85	59	$976.95

Restricted Stock Activity

Restricted Stock	Number of Shares (In thousands)
Nonvested at December 31, 2022	$—
Granted	—
Vested	—
Forfeited	—
Nonvested at December 31, 2023	$—

Unrecognized compensation cost for unvested stock options and restricted stock awards as of December 31, 2023 totaled $0.5 million and is expected to be recognized over a weighted average period of approximately 1.2 years.

(7) Debt

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

The 2024 Notes are scheduled to mature on December 1, 2024 unless earlier converted in accordance with their terms prior to such date. However, the commencement of the Intended Chapter 11 Proceedings will constitute an event of default under the Indenture governing the 2024 Notes, which will in turn result in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. In addition, the Company’s common stock is likely to be delisted from Nasdaq following the consummation of the Intended Chapter 11 Proceedings, which would constitute a make-whole fundamental change that would provide holders of our 2024 Notes with the right to require the Company to repurchase their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. The Company does not have the cash to make such a payment, which may complicate its ability to effectively complete the Intended Chapter 11 Proceedings and may result in its liquidation under Chapter 7. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1. Following the June 1, 2023 interest payment, the Company no longer has the option to pay interest on the 2024 Notes in its common stock and the Company has fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes.

The 2024 Notes are convertible at the option of the holder into shares of common stock of the Company at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The adjusted conversion rate for the 2024 Notes is 2.3810 shares of the Company’s common stock per $1,000 principal amount of 2024 Notes, representing an adjusted conversion price of approximately $420.00 per share of common stock. The conversion rate was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020, and adjusted again to reflect the 1-for-20 reverse split effected on June 2, 2023. As of December 31, 2023 the maximum number of shares that could be required to be issued would be 969,102 shares.

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

The 2024 Indenture provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest for 30 days, (ii) failure to pay the 2024 Notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to convert the 2024 Notes in accordance with the 2024 Indenture and the failure continues for five business days, (iv) not issuing certain notices required by the 2024 Indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the 2024 Indenture for 60 days following the receipt of a notice of non-compliance, (vi) a default or other failure by the Company to make required payments under other indebtedness of the Company or certain subsidiaries having an outstanding principal amount of $30.0 million or more, (vii) failure by the Company or certain subsidiaries to pay final judgments aggregating in excess of $30.0 million, (viii) certain events of bankruptcy or insolvency, including the commencement of the Intended Chapter 11 Proceedings or a liquidation proceeding under Chapter 7, and (ix) the commercial launch in the United States of a product determined by the U.S. FDA to be bioequivalent to Inbrija. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 2024 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2024 Notes may declare all the notes to be due and payable immediately.

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

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of December 31, 2023.

The outstanding 2024 Note balances as of December 31, 2023 and December 31, 2022 consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Liability component:
Principal	$207,000	$207,000
Less: debt discount and debt issuance costs, net	(20,857)	(39,969)
Net carrying amount	186,143	167,031
Equity component	18,257	$18,257
Derivative liability-conversion Option	$—	$—

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the year ended December 31, 2023, the Company recognized $31.5 million of interest expense related to the 2024 Notes at the effective interest rate of 18.13%. The fair value of the Company’s 2024 Notes was approximately $157.3 million as of December 31, 2023.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the years ended December 31, 2023 and 2022:

(In thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Contractual interest expense	$12,421	$12,420
Amortization of debt issuance costs	1,358	1,137
Amortization of debt discount	17,754	14,870
Total interest expense	$31,533	$28,427

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

Letters of Credit

As of December 31, 2023, the Company has $0.3 million of cash collateralized standby letters of credit outstanding. See Note 2 to the Company’s Consolidated Financial Statements included in this report for a discussion of Restricted Cash.

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

The following table shows the activity within the liability account for the years ended December 31, 2023 and December 2022.

(In thousands)	December 31, 2023	December 31, 2022
Liability related to sale of future royalties - beginning balance	$—	$4,460
Deferred transaction costs amortized	—	33
Non-cash royalty revenue payable to HCRP	—	(4,739)
Non-cash interest expense recognized	—	246
Liability related to sale of future royalties - ending balance	$—	$—

The interest and debt discount amortization expense is reflected as interest and amortization of debt discount expense in the Statement of Operations.

(9) Corporate Restructuring

For the years ended December 31, 2023 and 2022, the Company incurred pre-tax severance and employee separation related expenses of approximately $0.0 and $0.3 million, respectively, associated with the restructuring. Of the pre-tax severance and employee separation related expenses incurred, $0.0 and $0.3 million were recorded in selling, general and administrative expenses for the years ended December 31, 2023 and 2022, respectively.

A summary of the restructuring costs for the years ended December 31, 2023 and 2022 is as follows:

(In thousands)	Restructuring Costs
Restructuring Liability as of December 31, 2021	$1,851
2022 Restructuring costs	251
2022 Payments	(2,102)
Restructuring Liability as of December 31, 2022	$—
2023 Restructuring costs	—
2023 Payments	—
Restructuring Liability as of December 31, 2023	$—

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Product allowances accruals	$9,750	$8,899
Bonus payable	3,719	4,329
Accrued interest	1,035	1,035
Sales force commissions and incentive payments payable	989	667
Administrative expenses	—	366
Vacation accrual	1,494	1,477
Research and development expense accruals	—	895
Commercial and marketing expense accruals	—	2,892
Royalties payable	1,167	—
Legal, accounting, and other professional services	1,521	50
Trade relations	—	278
Other accrued expenses	4,635	2,792
Total	$24,310	$23,680

(11) Commitments and Contingencies

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Under certain supply agreements and other agreements with manufacturers and suppliers, the Company is required to make payments for the manufacture and supply of its clinical and approved products. The Company’s major outstanding contractual obligations are for payments related to its convertible notes, operating leases and commitments to purchase inventory. The following table summarizes the contractual obligations at December 31, 2023 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Payments due by period (1)
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years
Convertible Senior Notes (2)	$218,420	$218,420	$—	$—
Operating leases (3)	5,438	1,588	3,311	539
Inventory purchase commitments (4)	38,346	17,546	10,400	10,400
Catalent Termination (5)	4,000	4,000	—	—
Total	266,204	241,554	13,711	10,939

(1)
Excludes a liability for uncertain tax positions totaling $6.0 million. This liability has been excluded because the Company cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.
(2)
Represents the future payments of principal and interest to be made on the convertible senior secured notes due 2024 issued in December 2019. The notes are scheduled to mature on December 1, 2024. However, the commencement of the Intended Chapter 11 Proceedings will constitute an event of default under the Indenture governing the 2024 Notes, which will in turn result in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. Refer to Note 7.
(3)
Represents payments for the operating leases of the Company’s Pearl River NY headquarters, the Company’s lab and office space in Waltham, MA.
(4)
Includes minimum purchase commitment from Catalent for Inbrija under the manufacturing services (supply) agreement. The Company terminated its existing supply agreement with Catalent on December 31, 2022 and renegotiated a new supply agreement effective January 1, 2023. Under the terms of the new supply agreement with Catalent, the Company is required to make minimum purchase obligations through 2024. Furthermore, the Company agreed that it would reimburse a portion of Catalent’s costs in completing the installation and qualification of the PSD-7, which the Company believes will be beneficial to its future production needs, in the amount of up to $2 million. The Company paid $0.5 million in 2023 and will provide up to $1.5 million in 2024 in two quarterly installments.

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

On August 20, 2020, ratiopharm Gmbh (“ratiopharm”) filed nullity actions against us in the German Federal Patent Court seeking to invalidate both of the Company’s German patents that derived from its European patents, EP 1732548 (the ‘548 patent) and EP 2377536 (the ‘536 patent), with claims directed to the use of a sustained dalfampridine composition to increase walking speed in a patient with multiple sclerosis. In November 2021, the German Federal Patent Court issued preliminary opinions indicating that the claimed subject matter of the ‘548 patent lacked inventive step and the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At oral hearings in February 2022 and April 2022, the German Federal Patent Court dismissed ratiopharm’s action against the ‘536 patent and the ‘548 patent, respectively, as inadmissible because of ongoing formality proceedings relating to these patents in the European Patent Office. Ratiopharm appealed the decision on the ‘536 patent but not the decision on the ‘548 patent. On December 6, 2022, the German Federal Court of Justice held that ratiopharm’s ‘536 nullity action was admissible and remanded the case back to the German Federal Patent Court. On January 11, 2022, Stada Arzneimittel (“Arzneimittel”) also filed a nullity action against the ‘536 patent. The ratiopharm and Arzneimittel ‘536 nullity actions have been consolidated. In November 2023, the German Federal Patent Court issued a preliminary opinion indicating that the claimed subject matter of the ‘536 patent lacked novelty and inventive step. At an oral hearing on March 4, 2024, the German Federal Patent Court held that the ‘536 patent was invalid. The Company is considering an appeal of this decision and will make a determination following receipt of the formal written decision. On July 27, 2022, Teva GmbH (“Teva”) also filed a nullity action against the ‘548 patent, in the same court as the ratiopharm nullity actions. On January 27, 2023, the German Federal Patent Court issued a preliminary opinion in the ‘548 Teva nullity action that the claimed subject matter of the ‘548 patent lacked inventive step. At an oral hearing on July 11, 2023, the German Federal Patent Court held that the ‘548 patent was invalid. The German Federal Patent Court issued its formal written decision on the ‘548 patent on November 10, 2023. The Company appealed the decision on December 11, 2023 and the appeal is now pending before the Federal Court of Justice The Company is working with Biogen to vigorously defend these actions and enforce its patent rights.

On February 10, 2021, the Company sold its Chelsea manufacturing operations to Catalent Pharma Solutions. In connection with the sale, the Company entered into a long-term, global manufacturing services (supply) agreement (the “2021 MSA") with a Catalent affiliate pursuant to which they agreed to manufacture Inbrija for the Company at the Chelsea facility. The manufacturing services agreement provided that Catalent would manufacture Inbrija, to the Company’s specifications, and the Company would purchase Inbrija exclusively from Catalent during the term of the manufacturing services agreement. Under the Company’s agreement with Catalent, it was obligated to make minimum purchase commitments for Inbrija of $18 million annually through the expiration of the agreement on December 31, 2030.

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

Effective January 1, 2023, the Company entered into a new manufacturing services agreement, which was subsequently amended in March 2023 (as amended in March 2023, the “New MSA”) with Catalent. Under the New MSA, Catalent will continue to manufacture Inbrija (levodopa inhalation powder) through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija. The Company is subject to a purchase commitment in 2024 of at least 24 batches of Inbrija, at a total cost of $15.5 million. Thereafter, in 2025, the Company will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the United States and other markets.

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. The Company agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment. In addition, the Company paid Catalent $2.0 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7, and the Company paid $0.5 million in 2023 and will provide up to $1.5 million in 2024 for capital expenditures to assist in the capacity expansion efforts.

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

During the year ended December 31, 2023, the Company incurred approximately $10.5 million of purchase commitments with Catalent, of which $10.5 million are recognized as inventory within our balance sheet for the period. Under the New MSA with Catalent, the Company has a minimum remaining purchase of $15.5 million through December 31, 2024, and $5.2 million annually from January 1, 2026 through December 31, 2030.

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

(12) Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

(In thousands)	Level 1	Level 2	Level 3
2023
Recurring:
Assets Carried at Fair Value:
Money market funds	$—	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	29,500
Non-Recurring:
Assets Carried at Fair Value:
Impaired finite-lived intangible asset	—	—	22,987
2022
Recurring:
Assets Carried at Fair Value:
Money market funds	$15,322	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	41,200

Items Measured at Fair Value on a Recurring Basis

The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the convertible senior notes due December 2024 which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at December 31, 2023, except for the fair value of the Company’s convertible senior notes due December 2024, which was approximately $157.3 million as of December 31, 2023. The Company estimates the fair value of its notes utilizing market quotations for the debt (Level 2).

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Acquired contingent consideration:
Balance, beginning of period	$41,200	$49,600
Fair value change to contingent consideration (unrealized) included in the statement of operations	(9,634)	(6,659)
Royalty payments	(2,066)	(1,741)
Balance, end of period	$29,500	$41,200

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), an FDA approved drug for the treatment of OFF periods of Parkinson’s disease. Using this approach, expected future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, and (ii) discount period and rate. The milestone payment outcomes ranged from $0 to $18.7 million for Inbrija. The valuation is performed quarterly and changes to the fair value of the contingent consideration are included in the statement of operations. For the year ended December 31, 2023, changes in the fair value of the acquired contingent consideration were primarily due to the change in projected revenue and the recalculation of cash flows for the passage of time, as well as a decrease in the discount rate. See Note 13 to the Company’s Consolidated Financial Statements included in this report for a discussion about the Alkermes ARCUS agreement.

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

Derivative Liability

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the convertible senior secured notes due 2024:

(In thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Derivative Liability-Conversion Option
Balance, beginning of period	$—	$37
Fair value adjustment	—	(37)
Balance, end of period	$—	$—

During 2019, a derivative liability was initially recorded as a result of the issuance of the 6.00% Convertible Senior Secured Notes due 2024 (see Note 7 to the Consolidated Financial Statements included in this report for more information on the Convertible Senior Notes due 2024). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include: (1) share price as of the valuation date, (2) assumed timing of conversion of the Notes, (3) historical volatility of share price and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a binomial model that calculates the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. There are several embedded features within the Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as a derivative liability conversion option. The derivative liability conversion feature is measured at fair value on a quarterly basis and changes in the fair value will be recorded in the consolidated statement of operations. The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations. The resulting fair value of these conversion options was calculated to be $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of December 31, 2023. Key inputs used in the calculation of the fair value include stock price, volatility, risky (bond) rate, and the last observed bond price during the year ended December 31, 2023.

Items Measured at Fair Value on a Non-Recurring Basis

During the year ended December 31, 2023, the Company performed a recoverability test on its long-lived assets, and determined carrying amount of the finite-lived Inbrija intangible asset exceeded its fair value. The Company recorded a $251.3 million impairment charge for the year ended December 31, 2023. The recoverable portion of the finite-lived Inbrija intangible asset was adjusted to fair value using an income approach. The fair value measurement was categorized as a Level 3 based on inputs in the valuation technique used. The key assumptions used in the calculation of fair value include management’s projections of future cash flows. Other key assumptions include a growth rate, discount rate, and earnings before interest depreciation and amortization (“EBITDA”) margins based on the estimated weighted average cost of capital that incorporates risks specific to the Company. The Company used an average growth rate of 8.2%. The Company used a discount rate of 27.0%.

(13) License, Research and Collaboration Agreements

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

In July 2020, the Company filed an arbitration demand with the American Arbitration Association against Alkermes after the parties were unable to resolve a dispute over license and supply royalties following the 2018 expiration of an Alkermes patent relating to Ampyra. In October 2022, a three-judge arbitration panel issued a final decision in this dispute and awarded to the Company an aggregate of $18.3 million including prejudgment interest and subsequent correction of a calculation error in the initial award. In addition, the arbitration panel ruled the agreements with Alkermes as unenforceable, and as a result the Company no longer pays Alkermes any royalties on net sales for license and supply of Ampyra, and the Company is using an alternative source for supply of Ampyra. The cost savings associated with this decision have greatly benefited Ampyra's value to the Company.

In 2020 Biogen paid the Company $15 million based on achievement of a specified sales milestone (all subject to the Company’s payment obligations to Alkermes under the Company’s license agreement with them). The Company is entitled to receive additional payments from Biogen that exceed $300 million in the aggregate based on achievement of future regulatory and sales milestones, although the Company does not anticipate achievement of any of those milestones in the foreseeable future. Biogen is also required to make double-digit tiered royalty payments to the Company on sales of Fampyra. In January 2024, the Company received notice of termination from Biogen of the Collaboration Agreement. Accordingly, the Company will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025. Refer to Note 17 for more information.

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

In January 2024, the Company received notice of termination from Biogen of the Collaboration Agreement. Accordingly, the Company will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025. The Company plans to assume commercialization responsibilities during 2024 as marketing authorization transfers and distribution arrangements are finalized for each territory and the Company expects to enter into additional collaborations and distribution arrangements with third parties to transition commercialization of Fampyra.

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

As consideration for the agreement with Alkermes, Civitas issued stock and also agreed to pay Alkermes royalties on future net product sales from products developed from licensed technology under the Alkermes Agreement. The fair value of the future royalties is classified as contingent consideration. The Company estimates the fair value of this contingent consideration based on future revenue projections and estimated probabilities of receiving regulatory approval and commercializing such products. Refer to Note 12 – Fair Value Measurements for more information about the contingent consideration liability.

(14) Income Taxes

The domestic and foreign components of (loss) income before income taxes were as follows:

(In thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Domestic	$(295,429)	$(60,179)
Foreign	(592)	24,932
Total	$(296,021)	$(35,247)

The benefit (expense) from income taxes in 2023 and 2022 consists of current and deferred federal, state and foreign taxes as follows:

(In thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Current:
Federal	$(118)	$(243)
State	(850)	(115)
Foreign	(71)	(37)
	(1,039)	(395)
Deferred:
Federal	25,909	(30,234)
State	18,297	(40)
Foreign	—	—
	44,206	(30,274)
Total benefit from income taxes	$43,167	$(30,669)

As of December 31, 2023, the Company’s U.S. consolidated federal NOL carryforwards on a tax return basis are approximately $114.7 million which can be carried forward indefinitely and, under the Act, limited to 80% of taxable income in any year in which it will be utilized.

Biotie Therapies, Inc. (“Biotie US”), which was converted to an LLC during 2023 and now a wholly owned subsidiary of Acorda, filed a separate company federal income tax return and has a net operating loss carryforward of approximately $120.8 million as of December 31, 2023. These losses, which begin to expire in 2026, were historically not more likely than not to be realized and had been fully offset with a full valuation allowance.

The Company’s capital loss carryforward of approximately $42.3 million is fully offset with a valuation allowance. The capital loss carryforward will expire in 2026.

The Company had available state NOL carryforwards of approximately $312.9 million as of December 31, 2023 and 2022. The state losses are expected to begin to expire in 2027, although not all states conform to the federal carryforward period and occasionally limit the use of net operating losses for a period of time.

The Company has $7.3 million of net operating loss carryforwards outside of the U.S. as of December 31, 2023, that expired in 2024, all of which are fully reserved with a valuation allowance.

The Company’s U.S. federal research and development and orphan drug credit carryforwards of $35.0 million and $35.1 million as of December 31, 2023 and 2022, respectively, begin to expire in 2024.

The timing differences between the financial reporting and tax treatment of income and expenses results in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that any portion of the deferred tax asset will not be recoverable, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. The Company continued to maintain a full valuation allowance against its net U.S. and net foreign deferred tax assets of Biotie at December 31, 2023. During 2023, the Company recorded a full valuation allowance on the Acorda filling group's deferred balances. The Company had a net increase of $23.9 million of valuation allowance. The increase was primarily due to the impairment of the Civitas IPR&D intangible asset which resulted in an overall net deferred tax asset position as of December 31, 2023. Due to the weight of the negative evidence, a full valuation allowance was recorded against the Company's net deferred tax assets.

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
U.S. federal statutory tax rate	21.0%	21.0%
State and local income taxes	4.6%	(0.3)%
Stock option compensation	—	(0.2)%
Stock option shortfall	(0.7)%	(8.8)%
GILTI Inclusion	—	(8.3)%
Uncertain tax positions	0.1%	0.4%
Other nondeductible and permanent differences	(0.9)%	(7.7)%
U.S. write-off/expiration	—	(255.8)%
Valuation allowance, net of foreign tax rate differential	(9.4)%	151.6%
Biotie Finland cancellation of debt exclusion	—	21.7%
Federal return to provision differences	(0.1)%	(0.6)%
Effective income tax rate	14.6%	(87.0)%

The Company’s overall effective tax rate is affected by the increase in the valuation allowance state income taxes and, the forfeitures of equity based compensation for which no tax deduction is recorded.

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

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforward	$70,007	$74,576
Capital loss carryforward	11,227	11,100
Tax credits	34,292	34,301
Stock based compensation	6,475	8,896
Contingent consideration	7,827	10,807
Employee compensation	1,296	1,438
Rebate and returns reserve	2,419	2,003
Capitalized R&D	895	1,191
Other	5,424	5,421
Total deferred tax assets	$139,862	$149,733
Valuation allowance	(130,642)	(106,702)
Total deferred tax assets net of valuation allowance	$9,220	$43,031
Deferred tax liabilities:
Intangible assets	(4,327)	(77,876)
Convertible debt	(4,812)	(9,190)
Depreciation	(81)	(167)
Total deferred tax liabilities	$(9,220)	$(87,233)
Net deferred tax liability	$—	$(44,202)

The Company follows authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

(In thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Beginning of period balance	$6,237	$6,370
Decreases for tax positions taken during a prior period	(212)	(133)
End of period balance	$6,025	$6,237

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

The beginning and ending amounts of valuation allowances reconcile as follows:

	Balance at			Balance at
(In thousands)	Beginning of Period	Additions	Deductions	End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2022	$193,253	233	(86,784)	$106,702
Year ended December 31, 2023	$106,702	27,866	(3,926)	$130,642

(15) Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022:

(In thousands, except per share data)	Year ended December 31, 2023	Year ended December 31, 2022
Basic and diluted
Net loss	$(252,854)	$(65,916)
Weighted average common shares outstanding used in computing net loss per share—basic	1,242	1,011
Plus: net effect of dilutive stock options and unvested restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	1,242	1,011
Net loss per share—basic	$(203.57)	$(65.23)
Net loss per share—diluted	$(203.57)	$(65.23)

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

(In thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Denominator
Stock options and restricted common shares	103	50

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the years ended December 31, 2023 and 2022. Additionally, the impact of the convertible debt was determined to be anti-dilutive and excluded from the calculation of net income per diluted share for the years ended December 31, 2023 and 2022.

(16) Employee Benefit Plan

Effective September 1, 1999, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all employees of the Company. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The plan includes an employer match contribution to employee deferrals. For each dollar an employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. The Company’s expense related to the plan was $0.7 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

(17) Subsequent Events

Global Commercialization Rights to Fampyra

On January 8, 2024, the Company received notice of termination from Biogen of the Collaboration Agreement. Accordingly, the Company will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025. The Company will continue to receive double-digit tiered royalties on net sales of Fampyra until the transfer of regulatory authorizations have been completed on a country-by-country basis. Thereafter, the Company will receive revenues directly in markets serviced by the Company or through distributors or partners

Effective as of January 1, 2025, the Collaboration Agreement will be terminated in its entirety and the license rights granted by the Company to Biogen will terminate. Following January 1, 2025, the Company will not be entitled to receive any further royalty or milestone payments from Biogen. The Company and Biogen are working together toward a transition for the Company to commercialize and supply Fampyra for the great majority of people with multiple sclerosis outside the U.S. currently being served. The Company plans to assume commercialization responsibilities as soon as possible during 2024 as marketing authorization transfers and distribution arrangements are finalized for each territory.

Asset Purchase Agreement

Prior to the commencement of the Intended Chapter 11 Proceedings, on March 31, 2024 the Company entered into a “stalking horse” Asset Purchase Agreement (the “Asset Purchase Agreement”) Merz Pharmaceuticals, LLC a North Carolina limited liability company (the “Purchaser”), and, solely with respect to the guarantee of purchaser’s obligations thereunder, Merz Pharma GmbH & Co. KGaA, a German partnership (the “Purchaser Parent”). The Asset Purchase Agreement provides for the sale of substantially all of the Company’s assets (the “Purchased Assets”) to the Purchaser for $185.0, subject to certain adjustments as specified in the Asset Purchase Agreement. The Purchase Agreement is subject to Court approval and compliance with agreed-upon bidding procedures under Section 363 of the Code (“Section 363”) allowing for the submission of higher or otherwise better offers and satisfaction of other agreed-upon conditions. In accordance with the sale process under Section 363, notice of the proposed sale to the Purchaser will be given to third parties and competing bids will be being solicited over a specified period of time. The Company will manage the bidding process and evaluate the bids, in consultation with its advisors and as overseen by the Court. The Company cannot provide any assurance that it will be able to successfully complete a sale of the Purchased Assets or that it will be able to continue to fund its operations throughout the Intended Chapter 11 Proceedings.

Restructuring Support Agreement

Prior to the commencement of the Intended Chapter 11 Proceedings, on April 1, 2024 the Company entered into a Restructuring Support Agreement with the holders of a majority of its 2024 Notes (the “RSA Noteholders” and such agreement, the “Restructuring Support Agreement”). As contemplated in the Restructuring Support Agreement, the Company will seek to sell substantially all of its assets in a sale pursuant to Section 363. The Restructuring Support Agreement sets out certain milestones and conditions of the Company relating to the Section 363 sale process, subject to the terms and conditions contained therein.

DIP Credit Agreement

In order to fund the continued operations of the Company during the pendency of the Intended Chapter 11 Proceedings, the Company and certain of the RSA Noteholders agreed to the terms of a form of Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) to be entered into by and among the Company, as borrower, and the lenders from time to time party thereto (collectively, the “DIP Lenders”, GLAS USA LLC, as administrative agent (the “DIP Administrative Agent”), and GLAS Americas, LLC, collateral agent (collectively, with the DIP Administrative Agent, the “DIP Agent”), pursuant to which the DIP Lenders would provide the Company with a senior secured, superpriority debtor-in-possession term loan facility in the maximum aggregate amount of $60.0 million (the “DIP Credit Facility,” and the commitments of the DIP Lenders thereunder, the “DIP Commitments” and, the loans thereunder, the “DIP Loans”), which, subject to the satisfaction of certain conditions precedent to drawing as set forth in the DIP Credit Agreement, including the approval of the Court, will be made available to the Company in multiple drawings as follows: (i) up to $10.0 million (“Interim DIP Loan Commitment”) will be made available for drawing upon entry by the Court of an interim order authorizing and approving the DIP Credit Facility on an interim basis (the “Interim DIP Order”),00 (ii) up to $10.0 million (“Final DIP Loan Commitments”) will be made available for drawing upon entry of the Court of a final order authorizing and approving the DIP Credit Facility on a final basis (the “Final DIP Order” and together with the Interim DIP Order, the “DIP Orders”), and (iii) upon subject to entry of the Final Order, a roll-up facility in the aggregate maximum principal amount of $40.0 million, representing a roll-up of obligations under the 2024 Notes on a two dollars to one dollar basis of the DIP Commitments under the DIP Facility made by the RSA Noteholders. See Financing Arrangements in Part II, Item 7 of this Annual Report for more information.

(b) Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below. Except as specified below, all exhibits incorporated herein by reference have been filed under the Company’s former and current SEC File Numbers 000-50513 and 001-31938, respectively.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2023.
3.2	Bylaws of the Registrant, as amended and restated on March 7, 2024. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2024.
4.1	Description of Common Stock.
4.2

Indenture, dated as of December 23, 2019, among the Company, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 26, 2019.

4.3

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

Exhibit No.	Description

10.10*	Acorda Therapeutics 2016 Inducement Plan. Incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.
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

10.19*

Employment offer letter, dated November 4, 2021, by and between the Registrant and Michael Gesser. Incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

10.20*

Employment offer letter, dated November 4, 2021, by and between the Registrant and Neil Belloff. Incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

10.21*	Form of Amendment to Employment Offer Letter, dated March 26, 2024.
10.22

Amended and Restated License Agreement, dated September 26, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 20, 2011.

10.23**

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

10.25**

Payment Agreement, dated September 26, 2003, by and among the Registrant, Rush-Presbyterian-St. Luke’s Medical Center, and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.26**

Amendment No. 1 to the Payment Agreement, dated as of October 27, 2003, by and between the Registrant and Elan Corporation, plc. Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A, No. 333-128827, filed on January 25, 2006.

10.27

Amendment No. 1 Agreement and Sublicense Consent Between Elan Corporation, plc and the Registrant dated June 30, 2009. Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.28

Amendment No. 2 to Amended and Restated License Agreement and Supply Agreement between the Registrant and Alkermes Pharma Ireland Limited dated March 29, 2012. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2013.

10.29

Amendment No. 3 to the Amended and Restated License Agreement and Supply Agreement between the Registrant and Alkermes Pharma Ireland Limited dated February 14, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2013.

10.30**

Collaboration and License Agreement Between Biogen Idec International GmbH and the Registrant dated June 30, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2019.

10.31**

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

10.33**

Amended and Restated Addendum #2 effective June 6, 2016 to the Supply Agreement between the Registrant and Biogen Idec International GmbH dated June 30, 2009, as Amended. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016.

10.34**

Asset Purchase and License Agreement, dated as of December 27, 2010, between Civitas Therapeutics, Inc. (f/k/a Corregidor Therapeutics, Inc.) and Alkermes, Inc. Incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.35**

Amendment to Asset Purchase and License Agreement, dated as of December 9, 2011, by and between Civitas Therapeutics, Inc. and Alkermes, Inc. Incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015.

10.36**

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

10.38

Registration Rights Agreement, dated as of December 20, 2019, among the Registrant and the investors party thereto. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 26, 2019.

10.39***

Asset Purchase Agreement, dated as of January 12, 2021, by and between the Registrant and Catalent Pharma Solutions, Inc. Incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2021.

10.40***

Manufacturing Services Agreement, dated February 10, 2021, by and between the Registrant and Catalent Massachusetts LLC. Incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2021.

10.41***

First Amendment to Manufacturing Services Agreement dated as of October 28, 2021, by and between the Registrant and Catalent Massachusetts, LLC. Incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

10.42***

Second Amendment to Manufacturing Services Agreement dated as of December 31, 2021, by and between the Registrant and Catalent Massachusetts, LLC. Incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed on March 18, 2022.

10.43***

Manufacturing Services Agreement, dated September 30, 2010, and First Amendment to Manufacturing Services Agreement, dated as of August 29, 2011, by and between the Registrant and Patheon, Inc., as amended by Amendment No. 1, dated as of August 29, 2011. Incorporated herein by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K filed on March 15, 2023.

10.44***

Settlement and Release Agreement, dated December 31, 2022, by and between the Registrant and Catalent Massachusetts LLC. Incorporated herein by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K filed on March 15, 2023.

10.45***

Manufacturing Services Agreement, effective January 1, 2023, by and between the Registrant and Catalent Massachusetts LLC. Incorporated herein by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed on March 15, 2023.

10.46***

First Amendment to the Manufacturing Services Agreement dated March 9, 2023, by and between the Registrant and Catalent Massachusetts LLC. Incorporated herein by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K filed on March 15, 2023.

10.47***

Amended and Restated Termination Letter, dated March 9, 2023, by and between the Registrant and Catalent Massachusetts LLC. Incorporated herein by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K filed on March 15, 2023.

10.48	Asset Purchase Agreement, dated March 31, 2024 by and between the Registrant, Civitas Therapeutics, Inc., and Merz Pharmaceuticals, LLC and Merz Pharma GmbH & Co. KGaA.
10.49	Restructuring Support Agreement, dated April 1, 2024, by and between the Registrant and Consenting Convertible Noteholders
10.50	Form of Debtor-in-Possession Credit Agreement
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit No.	Description

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2024.

Acorda Therapeutics, Inc.

/s/ Ron Cohen, M.D.
Ron Cohen, M.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Cohen, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
Ron Cohen, M.D.

/s/ Michael Gesser	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024
Michael Gesser

/s/ Thomas Burns	Director	April 1, 2024
Thomas Burns

/s/ Peder K. Jensen, M.D.	Director	April 1, 2024
Peder K. Jensen, M.D.

/s/ John P. Kelley	Director and Chair	April 1, 2024
John P. Kelley

/s/ Sandra Panem, Ph.D.	Director	April 1, 2024
Sandra Panem, Ph.D.

/s/ John Varian	Director	April 1, 2024
John Varian