Form 10-K/A
period 2023-12-31
Acorda Therapeutics, Inc.
filed 2024-04-29
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31938

ACORDA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3831168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Blue Hill Plaza, 3rd Floor, Pearl River, New York	10965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 347-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(1)	Name of each exchange on which registered(1)
Common Stock $0.001 par value per share	ACORQ	N/A

(1)
On April 3, 2024, Nasdaq informed us that it was commencing delisting proceedings and our common stock stopped trading on Nasdaq and commenced trading on the OTC Pink Marketplace on April 12, 2024 under the symbol “ACORQ.” On April 25, 2024, Nasdaq filed a Form 25 to delist our common stock and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The delisting will become effective on May 5,2024 and our common stock will be deregistered under Section 12(b) of the Exchange Act 90 days after the Form 25 filing, after which our common stock will remain registered under Section 12(g) of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Acorda Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K because it will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K. As required by Rule 12b-15, in connection with this Form 10-K Amendment, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein. This Form 10-K Amendment (i) amends and restates in their entirety Items 10, 11, 12, 13, and 14 of Part III of the Original Form 10-K and (ii) deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of certain information from our proxy statement into Part III of the Original Form 10-K.

Except as described above, this Form 10-K Amendment does not modify or update the disclosures in, or exhibits to, the Original Form 10-K or update the Original Form 10-K to reflect events occurring after the date of such filing. Accordingly, this Form 10-K Amendment should be read in connection with our Original Form 10-K and with our filings with the SEC subsequent to the filing of our Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors (“Board”) currently consists of six members and is divided into three classes. Each class holds office for a term of three years, with the terms of Classes I, II, and III, expiring at the 2024, 2025, and 2026 Annual Meetings of Stockholders, respectively, or until such time as their respective successors are duly elected and qualified. The following table sets forth information as of April 29, 2024, the date of this Form 10-K Amendment.

Name	Age	Position(s)
Ron Cohen, M.D.	68	Class III Director/President and Chief Executive Officer
Thomas Burns	50	Class III Director
Peder K. Jensen, M.D.	69	Class I Director
John P. Kelley	70	Class II Director (Chair)
Sandra Panem, Ph.D.	77	Class II Director
John Varian	64	Class I Director

The following information outlines our directors and their positions as of the date of this Form 10-K Amendment, as well as biographical information of each director.

Ron Cohen, M.D. Dr. Cohen has served as our President and Chief Executive Officer, and as a director, since he founded the Company in 1995. Dr. Cohen previously was a principal in the startup of Advanced Tissue Sciences, Inc., a biotechnology company engaged in the growth of human organ tissues for transplantation. Dr. Cohen received his B.A. with honors in Psychology from Princeton University, and his M.D. from the Columbia College of Physicians & Surgeons. He completed his residency in Internal Medicine at the University of Virginia Medical Center, and is Board Certified in Internal Medicine. In addition, he previously served on the board of directors of VBL Therapeutics and Dyax Corp. Dr. Cohen previously served as Chair of the board of the Biotechnology Innovation Organization (BIO), as Chair of the Emerging Companies Section of the BIO board, and as a Director and Chairman of New York Biotechnology Association (NYBA). He also previously served as a member of the Columbia-Presbyterian Health Sciences Advisory Council and was awarded Columbia University’s Alumni Medal for Distinguished Service. In 2010, Dr. Cohen was named NeuroInvestment’s (now called NeuroPerspective) CEO of the Year and in 2009 he was recognized by PharmaVoice Magazine as one of the 100 Most Inspirational People in the Biopharmaceutical Industry. Dr. Cohen is a recipient of the Ernst & Young Entrepreneur of the Year Award for the New York Metropolitan Region and is an inductee into the National Spinal Cord Injury Association’s “Spinal Cord Injury Hall of Fame.” In 2010, Dr. Cohen was recognized by NYBA as its “The Cure Starts Here” Business Leader of the Year and was named by MM&M and PR Week as one of the top 50 health influencers of 2017. Dr. Cohen is the principal strategist in the Company’s commitment to being a fully integrated biopharmaceutical company that is a leading innovator in neurology. His extensive knowledge of the Company and its history provides the Board with valuable perspectives to advance our business and the interests of our stockholders.

Thomas Burns. Mr. Burns is currently the Senior Vice President, Finance and Chief Financial Officer of XOMA Corporation, or XOMA, which he joined in August 2006. Prior to XOMA, he held multiple senior financial management positions at high-tech companies including Mattson Technology, IntruVert Networks until it was acquired by McAfee, Niku Corporation, and Conner Technology. Mr. Burns has 25 years of experience in accounting and finance in both biotechnology and high technology companies. Mr. Burns received his Bachelor's degree from Santa Clara University and his M.B.A. from Golden Gate University. As a Chief Financial Officer of a publicly-traded company, Mr. Burns possesses financial acumen and an understanding of financial matters and the preparation and analysis of financial statements. Our Board believes that Mr. Burns' extensive financial and leadership experience qualifies him to serve on our Board.

Peder K. Jensen, M.D. Dr. Jensen has been a member of the Board of Directors since April 2011. Dr. Jensen is currently president of Bay Way Consultants, LLC, a consulting firm he founded in 2010 that advises pharmaceutical and biotechnology companies. Dr. Jensen’s experience includes over 20 years with Schering-Plough Corporation, a global pharmaceutical company, and then Merck & Co., Inc. after the merger of Schering-Plough with Merck in 2009. During his tenure at Schering-Plough/Merck, Dr. Jensen held a number of global senior research and development positions, including Vice President Clinical Research, SPRI, Executive Vice President Worldwide Drug Development, SPRI, and most recently Corporate Senior Vice President, and General Manager, R&D for Japan and Asia/Pacific from 2006 to 2010. Dr. Jensen has more than 28 years of global drug development experience across a variety of therapeutic areas, including neurology, cardiovascular, anti-infectives, oncology and immunology. Over the course of his career, Dr. Jensen has been responsible for more than 40 new drug approvals worldwide, including in the U.S., Europe and Japan. Dr. Jensen previously served as a member of the board of directors of Five Prime Therapeutics, Inc. Dr. Jensen received his M.D. from the University of Copenhagen. Our Board believes that Dr. Jensen’s extensive global pharmaceutical experience, combined with his specific knowledge in developing new and innovative medical treatments in many different therapeutic areas, including neurology, makes him well positioned to serve on our Board and provide advice and guidance to the Company on developing and commercializing therapies for neurological disorders.

John P. Kelley. Mr. Kelley has been a member of the Board since December 2008 and was elected to serve as the non-executive Chair of the Board in November 2019. From November 2013 to April 2017, Mr. Kelley was Chief Executive Officer of Tenax Therapeutics, Inc. (formerly named Oxygen Biotherapeutics, Inc.), a company that focuses on developing products for the critical care market, where he also served as a member of the board of directors. From 2011 to 2013, Mr. Kelley was President, Chief Executive Officer, and a director of Phyxius Pharma, Inc., a privately-held development stage pharmaceutical company co-founded by Mr. Kelley in 2011 focused on developing products for use in acute care settings. Mr. Kelley became Chief Executive Officer of Tenax Therapeutics when it acquired Phyxius Pharma in 2013. Previously, Mr. Kelley was the President and Chief Operating Officer of The Medicines Company, a pharmaceutical company providing acute care hospital products worldwide, from 2004 to 2009. He also served on The Medicines Company’s board of directors from 2005 to 2009. From 2000 to 2004, Mr. Kelley held a series of positions at Aventis, a global pharmaceutical company, including Senior Vice President, Global Marketing and Medical, where he was accountable for worldwide brand management. Prior to the formation of Aventis, he held a series of positions at Hoechst Marion Roussel, Inc., a life sciences firm focused on pharmaceuticals, including, from 1998 to 1999, Vice President, Commercial Director, U.S. and, from 1995 to 1998, Vice President of Marketing. Mr. Kelley received a B.A. from Wilkes University and an M.B.A. from Rockhurst University. Mr. Kelley’s extensive knowledge of the pharmaceutical industry as well as his operations and marketing experience make him well positioned to provide advice and guidance to the Company at this stage of its development. Our Board believes Mr. Kelley’s public company and broad corporate experience qualifies him to serve on our Board.

Sandra Panem, Ph.D. Dr. Panem has been a member of the Board since 1998. She is currently President of NeuroNetworks Fund, a not-for-profit venture capital fund focusing on neurodisorders which she co-founded in December 2014. From 2000 to 2023, she was managing partner at Cross Atlantic Partners, and from 1994 to 1999, Dr. Panem was President of Vector Fund Management, the then asset management affiliate of Vector Securities International. Prior to that, Dr. Panem served as Vice President and Portfolio Manager for the Oppenheimer Global BioTech Fund, a mutual fund that invested in public and private biotechnology companies. Previously, she was Vice President at Salomon Brothers Venture Capital, a fund focused on early and later-stage life sciences and technology investments. Dr. Panem was also a Science and Public Policy Fellow in economic studies at the Brookings Institution, and an Assistant Professor of Pathology at the University of Chicago. She received a B.S. in biochemistry and a Ph.D. in microbiology from the University of Chicago. Dr. Panem currently serves on the board of directors of BioLineRx Ltd. Dr. Panem’s experience investing in life sciences companies, and her long-standing relationship with the Company as a Board representative of one of its earliest investors, provides historical perspective on the Company and the life sciences industry. Our Board believes Dr. Panem’s broad industry and corporate experience qualifies her to serve on our Board.

John Varian. Mr. Varian has been a member of the Board since January 2022. Mr. Varian served as Chief Executive Officer of XOMA Corporation, or XOMA, from August 2011 through December 2016 and served as a member of the board of directors of XOMA from December 2008 through May 2017. Mr. Varian previously served as Chief Operating Officer of ARYx Therapeutics, Inc. from December 2003 through August 2011. Beginning in May 2000, Mr. Varian was Chief Financial Officer of Genset S.A. in France, where he was a key member of the team negotiating Genset’s sale to Serono S.A. in 2002. From 1998 to 2000, Mr. Varian served as Senior Vice President, Finance and Administration of Elan Pharmaceuticals, Inc., joining the company as part of its acquisition of Neurex Corporation. Prior to the acquisition, he served as Neurex Corporation’s Chief Financial Officer from 1997 until 1998. From 1991 until 1997, Mr. Varian served as the VP Finance and Chief Financial Officer of Anergen Inc. Mr. Varian was an Audit Principal/Senior Manager at Ernst & Young LLP from 1987 until 1991, where he focused on life sciences. Mr. Varian currently serves on the board of directors of the Sellas Life Sciences Group, where he is Chair of its Compensation Committee, and is a member of the Audit Committee and Science Committee. Mr. Varian served as a member of the board of directors of Versartis, Inc. from March 2014 through October 2018, when it acquired Aravive, and the board of directors of Egalet Corporation from June 2018 through February 2019, when it acquired the assets of Iroko. Mr. Varian is also a member of the board of directors of AmMax Bio, Inc., a private biopharmaceutical company. Mr. Varian was also a founding committee member of Bay Bio and a former chairman of the Association of Bioscience Financial Officers International Conference. Mr. Varian holds a B.B.A. from Western Michigan University. He was a Certified Public Accountant. The Board has determined that Mr. Varian qualifies as an audit committee financial expert and believes that his public company and broad corporate and leadership experience qualifies him to serve on our Board.

Corporate Governance Guidelines and Other Governance Policies

The Board regularly evaluates all aspects of our corporate governance principles and practices, taking into consideration, among other things, recommended best practices, developing trends and practices among public companies generally as well as those at our peer companies, and stakeholder input.

Corporate Governance Guidelines. The Board has adopted Corporate Governance Guidelines (“Guidelines”) to formally document certain Company governance principles and practices. The Guidelines cover, among other topics, director qualification and selection, the roles and responsibilities of the Board, Board and committee composition and performance, director access to management, Board and committee meeting procedures, director compensation, director and management stock ownership, leadership development, and confidentiality of stockholder voting. The Guidelines were adopted to assist the Board in the exercise of its responsibilities and to increase transparency into our corporate governance practices. The Guidelines are intended to be a component of the framework within which the Board, assisted by its committees, establishes broad corporate policies, sets the Company’s strategic direction, and oversees management’s operation of the Company’s business. These Guidelines are available on our website, www.acorda.com, under “Investors – Corporate Governance – Corporate Governance Guidelines.”

Insider Trading and Anti-Hedging Policy. We have an Insider Trading Policy that is intended to ensure compliance with applicable securities laws and regulations by our officers, directors, and employees. This policy prohibits, among other things, trading in our common stock that would violate these laws and regulations, and it also imposes other restrictions such as trading blackout periods and prior notification and/or clearance requirements for trading intended to protect against inadvertent violations of these laws and regulations. This policy also prohibits officers, directors, employees, and their family members (and entities that they own or control) from engaging in any (or designating another person to engage in, on their behalf) transaction that hedges, or that is designed to hedge or offset, any decrease in the market value of our common stock, including short sales, purchases or sales of puts or calls, prepaid variable forward contracts, equity swaps, collars and exchange funds.

Clawback Policy. We have a Clawback Policy providing for recovery of certain incentive compensation from an executive officer if the Company is required to restate financial statements due to misconduct of that executive officer that significantly contributes to the need for the restatement. Generally, “incentive compensation” under the policy includes compensation in any form (e.g., cash or equity compensation) that is paid or awarded or which vests in whole or in part based on the achievement of specific financial targets or goals. This Policy is discussed in further detail below in the Compensation Discussion and Analysis section of this Form 10-K Amendment.

Code of Ethics. We have adopted a Code of Ethics (“Code of Ethics”) that applies to all our directors and officers and other employees and that is intended to meet the definition of “code of ethics” as set forth in Item 406 of Regulation S-K. Any waiver of our Code of Ethics for executive officers, senior financial officers or directors requires the express written approval of the Board or the Audit Committee. To the extent required by applicable law, we will promptly disclose any amendments to or waivers from our Code of Ethics granted to any of our senior financial officers. We intend to satisfy any disclosure requirements regarding amendments to or waivers from the Code of Ethics by posting the required disclosures on our website. Our Code of Ethics, and any such disclosures of amendments or waivers, can be accessed on our website at www.acorda.com, under “Investors – Corporate Governance – Code of Ethics.”

Board Leadership Structure

Pursuant to our Guidelines, the Board is led by one of the independent directors serving as a non-executive Chair chosen by the other directors. In this role, the non-executive Chair: (i) provides independent leadership and oversight of the Board; (ii) serves as a liaison between the Board and senior management; (iii) sets Board meeting agendas in consultation with the CEO, the Corporate Secretary and the other independent directors; (iv) presides over Board and stockholder meetings when present; (v) presides over executive sessions of the non-management directors when present and sets the agenda for such meetings; (vi) engages with stockholders when appropriate; and (vii) performs such other duties as specified in the Company’s Bylaws, the Guidelines, or as otherwise delegated from time to time by the Board.

Under the Guidelines and the Nominations and Governance Committee Charter, the Board and the Nominations and Governance Committee are responsible for evaluating the Board leadership structure at least annually based on then-current facts and circumstances, with the goal of optimizing Board performance and following sound corporate governance practices. This review of the Board leadership structure is conducted in conjunction with a broadly-scoped annual self-assessment of performance and effectiveness of the Board and all of its committees, which is managed by the Nominations and Governance Committee under its charter and our Guidelines.

Risk Oversight

The Board is generally responsible for overseeing management of the various operational, financial, and legal risks faced by the Company, while Company management is generally responsible for day-to-day risk management. Particular risk management matters are brought to the Board by management in connection with the Board’s general oversight and approval of corporate matters. The Board generally administers its risk oversight function as a whole and through its Board committees. For example, in addition to regular reviews of potential areas of risk by the full Board at its meetings, the Audit Committee regularly discusses with management our major financial and compliance risk exposures, their potential impact on the Company, and our risk mitigation strategies, and participates in regular reviews of our processes to assess and manage enterprise risks. The Audit Committee works closely with senior management to review and oversee our compliance with non-financial legal and regulatory requirements, including those related to product safety and quality and the development, manufacturing, distribution, marketing and sale of our products. In addition, the Audit Committee also reviews cybersecurity risks. The Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk taking. The Nominations and Governance Committee monitors the effectiveness of the Guidelines. The Chair of each committee regularly reports to the full Board on their findings and brings matters that rise to the level of a material risk to the full Board. We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing our Company and that the Board leadership structure supports this approach.

Director Independence

The Board has determined that Mr. Burns, Dr. Jensen, Mr. Kelley, Dr. Panem, and Mr. Varian are “Independent Directors” in accordance with the definition provided in Rule 5605(a)(2) of the Nasdaq listing rules and reflected in our Guidelines.

To assist the Board in determining each director’s independence, a director will be presumed independent unless he or she meets any of the following conditions:

•
a director who is, or within the preceding three years was, an employee of the Company;
•
a director who accepted or who has a Family Member who accepted any compensation from the Company totaling more than $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an Executive Officer) of the Company; or benefits under a tax-qualified retirement plan, or non-discretionary compensation;
•
a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an Executive Officer;
•
a director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an Executive Officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs;
•
a director of the Company who is, or has a Family Member who is, employed as an Executive Officer of another entity where at any time during the past three years any of the Executive Officers of the Company serve on the compensation committee of such other entity; and
•
a director who is, or has a Family Member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

For purposes of the Guidelines, a “Family Member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home. An “Executive Officer” means those officers covered in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Pursuant to the Guidelines, the Board annually will review all commercial and charitable relationships between the directors and the Company (as required by the Company’s Related Party Transactions Policy) to determine whether the directors meet these independence tests. If a director has a relationship with the Company that is not covered by these independence guidelines, those Company directors who satisfy such guidelines will consider the relevant circumstances and make an affirmative determination regarding whether such relationship is material or immaterial, and whether the director would therefore be considered independent under applicable legal and regulatory requirements.

Attendance at Board, Committee, and Stockholder Meetings

During 2023, the Board met 17 times excluding committee meetings, and the non-employee directors met regularly in executive sessions during the same period. All of the members of the Board attended at least 75% of all Board meetings and meetings of the committees on which they served in 2023. A majority of the directors on the Board at the time of the 2023 Annual Meeting of Stockholders attended the meeting. Pursuant to the Guidelines, each director is expected to attend all Board meetings, meetings of all committees to which he or she is appointed, and all annual meetings of stockholders, except in extenuating circumstances. While attendance in person is preferable, particularly for regularly scheduled meetings, attendance via communications equipment is acceptable when needed due to individual circumstances.

Committees of the Board

The Board currently maintains three standing committees: an Audit Committee, a Compensation Committee, and a Nominations and Governance Committee. The Board also has established an Ad Hoc Business Development Committee described below. The following table summarizes the standing committee membership.

Director	Audit Committee	Compensation Committee	Nominations and Governance Committee
Thomas Burns	✓		✓
Peder K. Jensen, M.D.	✓
John Kelley		C
Sandra Panem, Ph.D.		✓	C
John Varian	C

✓ Member

C Chair

The members of the Board committees are all independent directors.

The following sections discuss the primary responsibilities of each committee of the Board. The Nominations and Governance Committee recommends committee assignments to the full Board for approval. The Guidelines advise that committee assignments reflect the expertise and interests of Board members, with the goal of ensuring that committee members have the requisite background and experience to participate fully on the committees to which they are appointed.

The Board believes that consideration should be given to rotating committee members periodically but does not believe that rotation should be mandated as a policy. The Board reviews committee memberships annually, or more frequently as circumstances warrant, with the most recent annual review occurring in the second quarter of 2023 following Mr. Burns’s election to the Board.

Audit Committee and Audit Committee Financial Experts

The Audit Committee currently consists of three members: Mr. Varian (Chair), Mr. Burns, and Dr. Jensen. Each member of the Audit Committee meets the independence requirements under the Exchange Act and Nasdaq listing standards. Mr. Varian and Mr. Burns both qualify as an “audit committee financial expert” as that term is defined in Item 407(d) of Regulation S-K. The designation of members of the Audit Committee as “audit committee financial experts” does not impose on those members any duties, obligations, or liabilities that are greater than are generally imposed on them as members of the Audit Committee and the Board, and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or the Board.

The Board has adopted a written charter for the Audit Committee, which is periodically reviewed. The charter is available on our website, www.acorda.com, under “Investors – Corporate Governance – Committee Charters.” The Audit Committee met five times in 2023. At times, the Audit Committee meets in executive session without management or the independent auditor present.

In October 2020, the Board terminated its Compliance Committee and delegated its former responsibilities to the Audit Committee. Under its charter, the Compliance Committee was responsible for overseeing our compliance with non-financial legal and regulatory requirements, including those related to product safety and quality and the development, manufacturing, distribution and sale of our products. In March 2021, the Board amended the Audit Committee charter to incorporate these additional responsibilities. The Audit Committee is responsible for the following:

•
approving and retaining the independent auditors to conduct the annual audit of our books and records; and evaluating the independent auditors’ qualifications, performance, independence, and quality controls;
•
reviewing the proposed scope of audits and fees to be paid;

•
overseeing the independent auditor, including resolving disagreements with management, obtaining required reports from the independent auditor, and reviewing with the independent auditor matters such as audit problems or difficulties, internal control deficiencies, significant financial reporting issues or judgments, and the effect of regulatory and accounting initiatives or off-balance sheet structures on our financial statements;
•
reviewing and pre-approving the independent auditors’ audit and non-audit services in accordance with our pre-approval policy established by the Audit Committee;
•
reviewing our financial statements, and in the case of audited financial statements recommending them to the Board for inclusion in our Annual Report on Form 10-K;
•
coordinating the Board’s oversight of internal control over financial reporting and disclosure controls and procedures and our Code of Ethics;
•
reviewing and approving transactions between us and our directors, officers and affiliates;
•
recognizing and addressing potential prohibited non-audit services;
•
overseeing compliance with non-financial legal and regulatory requirements, the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, federal and state anti-kick-back laws, and government price reporting requirements;
•
overseeing and monitoring the resources assigned to the Company’s compliance function and programs to assess their adequacy
•
establishing procedures for complaints received regarding accounting, internal accounting controls, or auditing matters, and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;
•
overseeing our implementation of systems and processes for receipt, retention, and treatment of compliance-related complaints;
•
overseeing our management of cybersecurity and data privacy risks; and
•
overseeing internal audit functions if and when implemented.

All audit services and non-audit services to be provided to us by our independent auditor must be approved in advance by the Audit Committee in accordance with our auditor pre-approval policy, which is described below in Item 14 of this Form 10-K Amendment under Pre-approval Policies and Procedures.

Compensation Committee

The Compensation Committee consists of two members: Mr. Kelley (Chair) and Dr. Panem. Each member of the Compensation Committee is deemed a “non-employee director,” as defined by Rule 16b-3 of the Exchange Act and an “independent director,” as defined by the Nasdaq listing standards (as well as with respect to service on the Compensation Committee, as defined under the Exchange Act). The Board has adopted a written charter for the Compensation Committee, which is periodically reviewed. The charter is available on our website, www.acorda.com, under “Investors – Corporate Governance – Committee Charters.” The Compensation Committee met six times in 2023. At times, the Compensation Committee meets in executive session without management present. There were no interlocks among any members of the Compensation Committee and any of our executive officers in 2023.

The Compensation Committee is responsible for the following:

•
overseeing and evaluating our overall compensation structure, policies and programs, and assessing whether they establish appropriate incentives and leadership development opportunities and whether they encourage unnecessary and excessive risk;
•
reviewing corporate goals relevant to the compensation for executives, including our President and Chief Executive Officer, and evaluating performance in light of those goals; and reviewing, approving and (where appropriate) recommending for the approval of the full Board the compensation arrangements for executives, including our President and Chief Executive Officer;
•
reviewing and making recommendations to the Board regarding incentive compensation and equity-based plans; and approving any other compensation plans for which stockholder approval is not required;

•
administering our stock incentive plan and annual non-equity incentive compensation program;
•
in consultation with the Compensation Committee’s compensation consultant, establishing compensation policies and practices for directors for service on the Board and committees and annually reviewing and making recommendations to the full Board regarding director compensation;
•
reviewing senior management selection, overseeing succession planning, and reviewing leadership development, and reviewing whether compensation and other programs promote such development; and
•
reviewing the results of advisory votes on executive compensation and making recommendations to the Board regarding appropriate responses, as appropriate, and making recommendations to the Board on the frequency of such votes.

The Compensation Committee may request that any executive officer or employee, outside counsel, or consultant attend Compensation Committee meetings. The Compensation Committee is supported in its efforts by our Legal and Human Resources teams, to which the Compensation Committee delegates authority for certain functions. The Compensation Committee considers the President and Chief Executive Officer’s and the Chairperson’s recommendations, and the information provided by the Human Resources team in its deliberations regarding executive compensation.

The Compensation Committee engaged Arnosti Consulting Inc. (“Arnosti Consulting”), an independent compensation consultant, to provide analysis and recommendations regarding our compensation programs and our executive and Board compensation. Arnosti Consulting was engaged for 2023 compensation decisions. Nancy Arnosti is the principal of Arnosti Consulting and she is the individual with whom the Compensation Committee works on these matters. Based on a review of SEC and Nasdaq rules relating to compensation consultant independence and such other factors as the Compensation Committee deemed relevant, the Compensation Committee does not believe that any of the services provided by Arnosti Consulting raise any material conflicts of interest.

Nominations and Governance Committee

The Nominations and Governance Committee consists of two members: Dr. Panem (Chair) and Mr. Burns. Each member of the Nominations and Governance Committee is deemed an “independent director,” as defined by the Nasdaq listing standards. The Board has adopted a written charter for the Nominations and Governance Committee, which is periodically reviewed. The charter is available on our website, www.acorda.com, under “Investors – Corporate Governance – Committee Charters.” The Nominations and Governance Committee met twice in 2023.

The Nominations and Governance Committee is responsible for the following:

•
identifying potential candidates to serve on the Board;
•
working with our General Counsel to develop and recommend to the Board a set of corporate governance principles; and from time reviewing the adequacy of such corporate governance principles;
•
overseeing an annual evaluation of the Board;
•
evaluating the composition, size, structure and practices of the Board and monitoring the independence of Board members and the overall Board composition;
•
reviewing processes relating to Board meeting schedules and agendas and for our providing information to the Board;
•
reviewing the service of Board members and executive officers on the board of directors of any other company;
•
reviewing director and officer questionnaires;
•
overseeing director education and continuing education programs;
•
evaluating stockholder proposals and making recommendations to the Board regarding any such proposals; and
•
considering and making recommendations to the Board relating to the practices, policies and performance of the Board and corporate governance.

Ad Hoc Business Development Committee

In April 2023, after considering factors such as the size of the Board, the composition of its committees, and the allocation of workload among the directors, the Board reinstated the Ad Hoc Business Development Committee. This committee consists of Mr. Varian (Chair) and Mr. Kelley. The Ad Hoc Business Development Committee is responsible for overseeing the Company’s evaluation of significant business development opportunities, including, potential acquisitions, mergers, the purchase or in-license of new products or development projects, and potential out-license transactions, as well as acting in an advisory capacity to management of the Company in connection with its pursuit of strategic alternatives, and making recommendations to the Board regarding such transactions. The Ad Hoc Business Development Committee met 20 times in 2023.

Stockholder Communication with the Board

Pursuant to the Guidelines, stockholders and other interested parties may communicate with the Board by sending a letter to the Acorda Therapeutics, Inc. Board of Directors, c/o the Company’s Corporate Secretary at our principal executive office. The Corporate Secretary will receive and review all correspondence and forward appropriate correspondence to the President and Chief Executive Officer, the non-executive Chair of the Board, or to any individual director or directors to whom the communication is directed, as appropriate. However, the Corporate Secretary, or his designee, in his or her discretion, may not forward the communication that related to ordinary business affairs, is clearly of a marketing nature, or is unduly hostile, threatening, illegal, or similarly inappropriate for the Board’s consideration.

Board and Committee Fees

The Compensation Committee is responsible for establishing our outside director compensation policy, which it reviews annually. Our outside director compensation policy includes two components: (i) a cash component consisting of a base retainer for services as a director, a fee for serving as the non-executive Chair, and additional cash retainers for service as a chair or a member of a committee, and (ii) an equity component consisting of an initial stock option award that is granted upon election to the Board and annual stock option award that is granted on the date of each annual meeting of stockholders.

The amounts of the cash retainers, the initial stock option award for new outside directors, and the annual stock option awards to outside directors under the current outside director compensation policy are set forth in the table below. In March 2023, based on the recommendation of the Compensation Committee, the Board amended the equity components of the outside director compensation policy to take into account the decline of our stock price, our market capitalization, a review of director compensation at peer companies, and other factors, including the increased number of meetings and time commitment required over the past several years. Accordingly, following the 2023 Annual Meeting of Stockholders, the Board authorized an increase of the initial board member equity grant of options to purchase 2,400 shares of Company common stock and annual board member equity grant of options to purchase 1,200 shares of Company common stock. Since June 2023, there has been no change in the annual cash retainers set forth in the table below.

Position	Annual Cash Retainer	Initial Option Grant	Annual Option Grant
Base Fee	$50,000	2,400 shares	1,200 shares
Non-Executive Chair Fee (in addition to Base Fee)	50,000	—	—
Audit Committee Chair	20,000	—	—
Compensation Committee Chair	20,000	—	—
Nominations and Governance Committee Chair	10,000	—	—
Audit Committee Member	10,000	—	—
Compensation Committee Member	10,000	—	—
Ad Hoc Business Development Committee Member	7,000	—	—
Nominations and Governance Committee Member	6,000	—	—

In the case of any director who is not first elected to the Board at an annual meeting of stockholders, that director’s first annual stock option grant will be awarded on the first anniversary of their election to the Board, and the amount of the first annual award will be prorated based on the period of time between the grant date of the annual award and the date of the next annual stockholder meeting. All options vest over a one-year period in equal quarterly installments, have a term of ten years and will have an exercise price equal to the fair market value of our common stock on the date of grant (equal to the closing price of our common stock on the date of grant).

Directors are also reimbursed for appropriate expenses related to their service on the Board. Upon an outside director’s termination of membership on the Board, all vested stock options remain exercisable for 12 months, or such longer period as the Board may determine in its discretion, to the extent consistent with Internal Revenue Code Section 409A.

Under our outside director compensation policy, the Board also reviews and determines, based on the recommendation of the Compensation Committee, what, if any, compensation shall be paid for chairs and members of active ad hoc committees not specified in the policy, based upon the expected efforts and contributions of those members.

Director Compensation Table

The following table provides information concerning the compensation paid by the Company to each individual who served as a non-employee director at any time during 2023, including compensation for membership on the Board as well as Board committees on which they served during the year. Fees include pro-rated payments for committee memberships, in cases where a non-employee director served on a committee for only part of 2023. Committee memberships are noted in the table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(7)	Total ($)(7)
Peder K. Jensen, M.D. (1)	$80,571	$12,652	$93,223
John P. Kelley (2)	127,565	12,652	140,217
Sandra Panem, Ph.D. (3)	70,000	12,652	82,652
Thomas Burns (4)	47,540	25,304	72,844
Lorin J. Randall (5)	24,188	—	24,188
John Varian (6)	79,168	15,538	94,706

(1)
Member of the Audit Committee.
(2)
Non-executive Chair of the Board and Chair of the Compensation Committee and member of the Ad Hoc Business Development Committee.
(3)
Chair of the Nominations and Governance Committee and member of the Compensation Committee.
(4)
Member of the Audit Committee and member of the Nominations and Governance Committee. Fees earned include a one-time $10,000 stipend awarded to Mr. Burns for his contributions and efforts in connection with the Company's strategic alternatives process.
(5)
Mr. Randall’s term expired at the 2023 Annual Meeting of Stockholders. Former Chair of the Audit Committee and former member of the Nominations and Governance Committee.
(6)
Chair of the Audit Committee and member of the Ad Hoc Business Development Committee.
(7)
The method and assumptions used to calculate the value of the options granted to our directors are calculated in accordance with FASB Accounting Standards Codification (ASC) Topic 718 and discussed in Note 6 to our audited financial statements in our Annual Report on Form 10-K. for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024. The aggregate number of shares of our common stock subject to option awards outstanding and held by these individuals at December 31, 2023 was as follows: Mr. Burns, 2,400 shares, Dr. Jensen, 3,188 shares; Mr. Kelley, 3,034 shares; Dr. Panem, 3,034 shares; and Mr. Varian, 2,436 shares.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Set forth below is information regarding each individual serving as an executive officer as of April 29, 2024.

Name	Age	Position(s)
Ron Cohen, M.D.	68	President, Chief Executive Officer and Director
Michael Gesser	61	Chief Financial Officer and Treasurer
Neil S. Belloff	64	General Counsel and Corporate Secretary
Kerry Clem	54	Chief Commercial Officer

Ron Cohen, M.D., is President, CEO and founder of the Company. Dr. Cohen previously was a principal in the startup of Advanced Tissue Sciences, Inc., a biotechnology company engaged in the growth of human organ tissues for transplantation. Dr. Cohen received his B.A. with honors in Psychology from Princeton University, and his M.D. from the Columbia College of Physicians & Surgeons. He completed his residency in Internal Medicine at the University of Virginia Medical Center, and is Board Certified in Internal Medicine. In addition, he previously served on the board of directors of VBL Therapeutics and Dyax Corp. Dr. Cohen previously served as Chair of the board of the Biotechnology Innovation Organization (BIO), as Chair of the Emerging Companies Section of the BIO board, and as a Director and Chairman of New York Biotechnology Association (NYBA). He also previously served as a member of the Columbia-Presbyterian Health Sciences Advisory Council and was awarded Columbia University’s Alumni Medal for Distinguished Service. In 2010 Dr. Cohen was named NeuroInvestment’s (now called NeuroPerspective) CEO of the Year and in 2009 he was recognized by PharmaVoice Magazine as one of the 100 Most Inspirational People in the Biopharmaceutical Industry. Dr. Cohen is a recipient of the Ernst & Young Entrepreneur of the Year Award for the New York Metropolitan Region, and is an inductee into the National Spinal Cord Injury Association’s “Spinal Cord Injury Hall of Fame.” In 2010, Dr. Cohen was recognized by NYBA as its “The Cure Starts Here” Business Leader of the Year and was named by MM&M and PR Week as one of the top 50 health influencers of 2017.

Michael Gesser, has been our Chief Financial Officer since November 2021 and Treasurer since June 2022. Prior to joining the Company, Mr. Gesser was Chief Financial Officer of Tergus Pharmaceutical, LLC, a provider of contract services for topical pharmaceutical products, from January 2020 to September 2021. Prior to that, from September 2017 to August 2019, Mr. Gesser was Chief Financial Officer and Chief Operating Officer of BioMedomics, Inc., an early-stage medical device development company. Between September 2011 and August 2017, Mr. Gesser held Chief Financial Officer positions at several other biopharmaceutical and medical device companies, including Osmotica Pharmaceutical Corp., SunTech Medical Inc., and HAP Innovations LLC. Previous to those roles, he held several senior-level financial positions at Allergan Pharmaceuticals. Mr. Gesser has been a member of the board of directors of privately-held Flow Sciences, Inc., a provider of pharmaceutical safety containment solutions, since October 2021. He received his B.S. in Finance from the Cameron School of Business at the University of North Carolina at Wilmington, and his M.B.A. from the Belk School of Business at the University of North Carolina at Charlotte.

Neil S. Belloff, has been our General Counsel since November 2021 and Corporate Secretary since June 2022. Prior to that, from 2018 to 2021, he was General Counsel and Corporate Secretary of Eloxx Pharmaceuticals, Inc., a publicly listed global biopharmaceutical company, and from 2020 to 2021 also Chief Operating Officer of Eloxx. From 2011 to 2018, Mr. Belloff was Senior Corporate Counsel at Celgene Corporation, formerly a publicly listed global biopharmaceutical company (acquired by Bristol-Meyers Squibb in 2019). Mr. Belloff also served for seven years as Executive Vice President and U.S. Corporate and Securities Counsel at Deutsche Telekom AG, one of the largest telecommunications companies in the world. In addition, he previously served as a Senior Attorney-Advisor in the Division of Corporation Finance at the U.S. Securities and Exchange Commission in Washington, D.C. Mr. Belloff holds a J.D. from Quinnipiac University School of Law, a M.A. from New York University, a B.A. from Queens College of the City University of New York, and completed post-graduate studies in the LL.M. Program in Securities Regulation at Georgetown University Law Center.

Kerry Clem, has been our Chief Commercial Officer since September 2021. From September 2020 to September 2021, he was Executive Vice President of Sales, Market Access, and Commercial Operations, from July 2016 to September 2020 he was Senior Vice President, Sales and Payer Relations, from August 2014 to July 2016 he was Senior Vice President, Field Sales, and from January 2011 to August 2014 he was Vice President, Sales. Before joining Acorda, from 2009 to 2010, Mr. Clem was Vice President of Sales at Allos Therapeutics, Inc. where he built the organization’s inaugural sales force to launch their first commercially available product. Also, from 2007 to 2009, Mr. Clem served as Vice President of Sales and Marketing at Solstice Neurosciences, Inc. Mr. Clem has over 20 years of sales and marketing experience in the areas of neurology, oncology, movement disorders, cardiology, anesthesiology, and pain. Over the span of his career, he has been involved in the development of commercial organizations and multiple product launches. Mr. Clem holds a B.S. degree from Florida State University.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee has the responsibility to review, approve and recommend for the approval of the full Board the annual compensation and compensation procedures for our Named Executive Officers (as defined below in the Executive Compensation section of this Form 10-K Amendment).

Compensation Philosophy and Objectives

We aim to ensure that our compensation program is understandable and perceived as fundamentally fair to all stakeholders, including employees, executives, and stockholders. Our compensation program, including compensation for our Named Executive Officers, reflects a pay-for-performance philosophy with the following objectives:

•
Provide competitive, market-based total compensation that attracts, retains, and motivates highly-qualified employees who are dedicated to our mission and culture and who have the skills and experience required for the achievement of our business goals;
•
Link short-term and long-term cash and equity incentives to corporate and individual performance; and
•
Align the interests of our employees with our other stockholders and with the goal of building long-term value.

With these objectives, we have a compensation program that generally includes: an annual base salary; performance-based incentive compensation; equity awards that are intended to deliver significant real value if and as the value of the Company increases; employee health and welfare benefits; and development and career opportunities. We believe these compensation components provide the appropriate balance of short-term and long-term compensation and incentives designed to drive our performance, success, and long-term growth. The amounts of cash and equity compensation vary from person to person based on their role, market-competitive compensation, individual performance, and expected contribution to our future success, among other factors. Also, the Compensation Committee and the Board may modify certain aspects of the compensation program components for our Named Executive Officers based on circumstances in a particular year.

Consistent with our culture, it is generally our policy not to extend significant perquisites to our executives that are not available to all of our employees. We may cover relocation-related expenses for individual employees, including in some cases executive officers, where warranted due to individual circumstances. Also, for our executive officers who reside a substantial distance from our corporate offices, we may cover the costs associated with their occasional travel to our corporate office. We did not cover relocation-related expenses for any executive officers in 2023, but we did cover expenses related to certain officers’ occasional business travel from their homes to our corporate offices.

Setting Executive Compensation

The implementation of our compensation program is carried out under the supervision of the Compensation Committee. The compensation for Ron Cohen, M.D., our President and Chief Executive Officer, is approved by the Board, after the Compensation Committee provides its analysis and recommendation. In connection with this process, Dr. Cohen provides a self-evaluation based on personal and corporate goals, which is reviewed by the Compensation Committee and the Board. The Compensation Committee has direct responsibility for reviewing and approving the compensation for each of our other Named Executive Officers and the other members of Dr. Cohen’s senior leadership team. Dr. Cohen and our Executive Vice President, Human Resources, provide substantive input to the process and make recommendations to the Compensation Committee as to specific elements of compensation (i.e., salary, non-equity incentive compensation, equity awards). As part of this process, Dr. Cohen provides a review of each executive officer’s performance along with his compensation recommendations. While the Compensation Committee utilizes this information and values Dr. Cohen’s observations with regard to other executive officers, the ultimate decisions regarding executive compensation are made by the Compensation Committee and the Board.

With the objectives and process described above in mind, the Compensation Committee annually reviews the pay practices for our Named Executive Officers and our other employees. For 2023 compensation decisions, the Compensation Committee retained Arnosti Consulting to conduct a review of the total compensation program for our executive officers, including our Named Executive Officers. Arnosti Consulting also provided the Compensation Committee with relevant market data and alternatives to consider when making compensation decisions for our Named Executive Officers and to confirm that our compensation program is competitive with the market.

The Compensation Committee reviews several compensation data sources when making compensation decisions, including publicly-disclosed data sourced through Equilar, Inc. or directly from company filings, and data provided by Aon Radford Network, a business unit of Aon Consulting. The Compensation Committee uses this data to conduct a review of compensation provided by relevant peers, comparing each element of total compensation against a select group of biotechnology/biopharmaceutical companies which we refer to in this Form 10-K Amendment as our “peer companies.” The peer companies are periodically reviewed and updated by the Compensation Committee, taking into consideration the input of other members of the Board, including our Chief Executive Officer. Peer companies are chosen from among other commercial-stage companies in our industry based on, among other things, revenues, business model, market capitalization and size of employee population. In recent years, our decision to revise our list of peer companies has been heavily influenced by reductions in our market capitalization relative to other companies. Also, we sometimes need to replace our peer companies because of strategic changes affecting these companies, for example, they may be acquired or consolidated into a larger company that does not meet our criteria.

In November 2022, the Compensation Committee evaluated its peer selection criteria and took into consideration the Company’s unique circumstances – i.e., among other things, a $100+ million revenue generating company with a market capitalization below $25 million and a stock price trading at below $1.00 – in determining the comparative peer group with which to use as benchmarks for compensation purposes. While this group was extremely limited, the Compensation Committee found 14 companies that were determined to be usable for benchmarking purposes because the talent required to lead these companies was deemed to be similar to requirements for leadership of the Company. This selection process resulted in the Company’s placement in the lowest quartile by market cap and the highest quartile for revenue. Some of the peer group companies had stock prices trading below $1.00 and others were in financial circumstances not unlike the Company. Accordingly, the following 14 companies were established as peer companies for use in compensation decision for 2023:

• Alimera Sciences, Inc. • Aytu BioPharma, Inc. • Biocept Inc. • Biodesix Inc. • Journey Medical Corp.	• Lucira Health, Inc. • Medexus Pharmaceuticals Inc. • Nuvo Pharmaceuticals Inc. • Neuronetics, Inc. • OptiNose, Inc.	• Prophase Labs, Inc. • Redhill Biopharma Ltd. • Rockwell Medical, Inc. • Theratechnologies Inc.

We work to properly tailor our compensation programs to our evolving organization and the individual backgrounds, expertise, and responsibilities of our executives in a way that appropriately incentivizes and rewards achievement of our identified goals. While we have not historically set compensation based on rigid targets determined by compensation at our peer companies, we believe that it is important to align compensation both with individual employee and Company performance and with the market levels as reflected in our peer companies. The Compensation Committee has adopted a compensation policy, ratified by the Board, under which we target total compensation to be at or above the 50th percentile of the pay practices of our peer companies, with the opportunity to earn up to the 75th percentile of this peer group based on exceptional Company and individual performance. The policy establishes a target, although the 50th percentile is not a minimum, and the Compensation Committee can grant compensation outside of the 50th to 75th percentile range if necessary and appropriate based on factors that it deems relevant. Also, under this policy there are no specific benchmarking targets for the pay individual components that make up total compensation, i.e. salary, incentive pay, and equity awards, although the Compensation Committee does consider relevant peer company data for these components.

2023 “Say-on-Pay” Vote

As required by the Exchange Act, at our 2023 Annual Meeting of Stockholders, our stockholders voted, in an advisory manner, on a proposal to approve our Named Executive Officer compensation. This was our most recent stockholder advisory vote to approve Named Executive Officer compensation, commonly referred to as the “say-on-pay” vote. The 2023 say-on-pay vote was approved by our stockholders, receiving approximately 54% of the shares voted on the proposal at the meeting.

Our stockholders supported our executive compensation philosophy and conclusions through the say-on-pay vote at our 2023 Annual Meeting of Stockholders, and, given our financial circumstances, we did not make any changes to our compensation policies or decisions specifically based on the results of the say-on-pay vote.

Elements of Compensation

The compensation of Named Executive Officers consists of the following elements:

Base Salary: Annual base salary is designed to attract and retain qualified employees by providing a consistent cash flow throughout the year as compensation for performance of day-to-day responsibilities. The annual base salaries established for our Named Executive Officers and other employees are determined based on consideration of numerous factors, including the responsibilities of the position, relevant qualifications, background and experience, performance considerations, market competitive conditions, and other factors deemed relevant. Generally, we believe that executive base salaries should be targeted within the range of salaries for executives in similar positions with similar responsibilities and experience at comparable companies.

Annual base salaries are reviewed annually as part of our performance review process. The goal of our annual merit increase program for our executive officers and other employees is to review the competitiveness of base salaries and to make changes, when appropriate, based upon current position and experience, past year’s performance and past year’s contributions to the Company, and compensation relative to other similarly qualified executives in other companies. Merit increase guidelines are determined each year and are typically based on external economic and competitive compensation trends, although other elements, such as the Company’s overall resources, may be a factor. During the review of base salaries for Named Executive Officers, the Compensation Committee primarily considers:

•
market data gathered both internally and by the Compensation Committee and its outside consultant, including comparison of compensation to senior executives at peer companies;
•
review of each executive’s compensation, both individually and relative to other officers; and
•
individual past year’s performance, based on individual goals and other factors considered relevant, and past year’s contributions to the Company.

Based on the criteria listed above, annual base salaries for each Named Executive Officer (other than the President and Chief Executive Officer) are recommended by the President and Chief Executive Officer and sent to the Compensation Committee for review. After consideration and possible modification, the Compensation Committee either approves annual base salaries for those Named Executive Officers or recommends them to the full Board for approval. The Compensation Committee recommends an annual base salary for the President and Chief Executive Officer to the full Board for approval. Also, from time to time the Compensation Committee may adjust annual base salaries based on changes in roles and responsibilities of our executive officers.

The following table sets forth our Named Executive Officer 2023 and 2024 annual base salaries:

Name	Title	2023 Salary	2024 Salary
Ron Cohen, M.D.	President and CEO	$625,000	$625,000
Michael Gesser	Chief Financial Officer and Treasurer	450,000	450,000
Neil S. Belloff	General Counsel and Corporate Secretary	450,000	450,000

None of our Named Executive Officers received an annual salary increase in 2022, 2023, or 2024. The Compensation Committee and the Board decided not to provide salary increases to our Named Executive Officers based upon the recommendation of their compensation consultant, Arnosti Consulting, and the Company’s financial performance during these years. Arnosti Consulting made this recommendation based on analysis of executive salaries at peer companies and a determination that the salaries of these executive officers were already near or above the 50th percentile compared to peers. These determinations were based on the peer companies as described above.

Non-Equity Incentive Compensation Program: Our annual performance-based non-equity incentive compensation program is a key component of our pay-for-performance philosophy. This program provides an incentive to our Named Executive Officers and other employees to achieve or exceed established annual goals that incorporate objective and other measures, and results in cash compensation that is directly linked to individual and corporate performance. Beginning in the fourth quarter of each year, the Board works collaboratively with management to develop a detailed set of overall corporate performance goals tied to the next year’s operating plan. The goals are finalized and internally communicated Company-wide in the first quarter of the applicable year.

The non-equity incentive compensation program is designed to provide cash incentives to employees in alignment with both our short and long-term business strategies. Generally, the Board establishes corporate goals for the program that it believes can and should be achieved with dedicated and diligent efforts, barring unforeseen circumstances, and which are intended to support achievement of our goals that are publicly communicated to investors and others. Shorter-term quantitative measures, such as annual product sales and financial management targets, are used for the Company’s non-equity incentive compensation program. Our value depends on, among other things, the success of our products and our ability to operate depends on generating revenues and managing our costs. The Board typically will also measure our performance based on other business and operational metrics that align with our broader strategies. The Board includes these types of goals when they consider them critical to our long-term success and the creation of long-term stockholder value, although they may not be measurable using quantitative or other objective criteria. The particular mix and weighting of any particular year depends on the Company’s priorities at that time.

After the conclusion of each year, the Board evaluates corporate performance against goals, and assigns a performance score based on the weighting originally assigned to these goals and the extent to which goals were achieved. Additional credit may be awarded to recognize extraordinary execution of the goals, such as achievement of a critical milestone significantly ahead of schedule, or to recognize meaningful achievements that may not be reflected in the goals, such as completion of an important strategic transaction. The Compensation Committee and Board believe that the ability to award extra credit in this manner is a critical part of our compensation process. Also, strategic business opportunities cannot typically be predicted in advance. The Compensation Committee and the Board believe that it is important to be able to recognize, where warranted, the ability of the Company to adapt to changing circumstances and seize significant opportunities that arise. At the same time, the Compensation Committee and Board retain discretion to make downward adjustments in scoring performance when the aggregated scoring of individual components of corporate performance do not fairly represent the Company’s overall performance.

Corporate Goals

Following is a summary of the 2023 corporate goals established by the Board and used as a basis for awarding 2023 year-end non-equity incentive compensation payouts (listed with their relative weighting). Consistent with the overall purpose of the non-equity incentive compensation program, these goals were chosen by the Board to directly correlate with short and long-term corporate strategy. These goals (as well as certain specific goal parameters associated with each goal) were approved by the Board and then internally communicated Company-wide in the first quarter of 2023.

Goal	Rationale
• Inbrija, including U.S. net sales targeted level (40%)	• Inbrija became the Company’s most important strategic priority after the Company’s other commercial product, Ampyra, became subject to generic competition in late 2018.
• Ampyra U.S. net sales targeted level (25%)
•
The cash generated from Ampyra sales continues to be a critical strategic asset. Our 2023 goals recognized the importance of preserving, as best we could, the revenue from this product taking into account the existence of generic competition and the expectation that Ampyra net sales will continue to decline over time.

• Financial management, including operating expense and cash/cash equivalent targeted levels (20%)
•
The Board and the Company are focused on financial management. We strive to be as efficient and cost-effective as possible while making the investments that we believe are necessary to operate our business. Financial management was a continuing priority in 2023 as Ampyra had become subject to generic competition since 2018, and the Inbrija launch has not met expectations.

• Ex-U.S. commercialization and manufacturing milestones (15%)
•
Achieving at least two ex-U.S. commercialization arrangements was considered important in expanding the Inbrija franchise and global footprint.
•
Ensuring an adequate supply for projected needs is also critical for the continued uninterrupted expansion of the Inbrija franchise.

The Board has similarly established corporate goals for our 2024 non-equity incentive compensation program based on: Inbrija net sales (30%); Ampyra net sales (30%); financial management (20%); Fampyra net sales (15%); and Inbrija ex-U.S. commercialization and manufacturing (5%). Consistent with the overall purpose of the non-equity incentive compensation program, the 2023 goals were chosen by the Board to directly correlate with short and long-term corporate strategy. The goals and the specific goal parameters were approved by the Board and then internally communicated Company-wide in the first quarter of 2024.

Individual Goals

Annual goals for each employee (other than Ron Cohen, M.D., our President and Chief Executive Officer) are established on an individual basis each year. Individual goals are developed to provide focus on the most important aspects of each employee’s position, including particularly their potential contributions to corporate goals. For each of the Named Executive Officers other than Dr. Cohen, the individual goals are determined by Dr. Cohen in collaboration with the Named Executive Officer.

Under our non-equity incentive compensation program, Dr. Cohen’s payout is based on the corporate performance score and, therefore, he does not have separate individual goals that apply to determining his payout under the non-equity incentive compensation program. The Board has structured his non-equity incentive compensation program payout in this manner because it believes that Dr. Cohen’s payout under this program should be based on his ability to lead the Company to achieve its corporate goals. The Board does establish personal goals for Dr. Cohen for purposes other than the non-equity incentive compensation program, typically related to his recruitment and/or effective oversight of other senior executives, as well as oversight of key organizational processes.

Non-Equity Incentive Compensation Program Payout Targets

Target payout amounts under the non-equity incentive compensation program are based on a percentage of annual base salaries and are generally set near the target payout amounts within comparable companies, based both on the Company’s own research and the information provided by the Compensation Committee’s outside consultant. Following are the target payout amounts for our Named Executive Officers under this program:

Name	Title	Target Payout Amount (1)	Goals Weighting
Ron Cohen, M.D.	President and CEO	70% of annual base salary	Based on the achievement of corporate goals
Michael Gesser	Chief Financial Officer and Treasurer	50% of annual base salary	80% based on achievement of corporate goals, 20% based on individual goals
Neil S. Belloff	General Counsel and Corporate Secretary	50% of annual base salary	80% based on achievement of corporate goals, 20% based on individual goals
(1)
Targets are established using annual base salary as determined in the first quarter of each year. Subsequent changes in salary during the year may result in a prorated adjustment to non-equity incentive compensation based on the effective date of the adjustment.

Based on the overall corporate performance score determined by the Board and the individual performance level of each executive, non-equity incentive compensation payouts may be above or below target payout amounts. The Compensation Committee and Board do not establish formal threshold, or minimum, payout amounts. As described above, during the first quarter of the following year, the Board, upon recommendation of the Compensation Committee, determines the actual corporate performance score based on achievement of goals used in setting non-equity incentive compensation payout amounts. Payouts for each Named Executive Officer (other than the President and Chief Executive Officer) are recommended by the President and Chief Executive Officer and sent to the Compensation Committee for review. The Compensation Committee may approve payouts for those Named Executive Officers or may refer them to the full Board for review. The Compensation Committee recommends a payout for the President and Chief Executive Officer to the full Board for approval. The non-equity incentive compensation payouts are typically made in the first quarter of the following year.

2023 Performance

In January 2024, the Compensation Committee and the Board determined that corporate performance in light of the 2023 corporate goals and other factors as described above, merited an overall 60% corporate performance score. The score was determined as follows:

•
The Company received 18.4% credit out of the total 40% credit allocated to the Inbrija U.S. net sales goal, reflecting underperformance against the targeted level.
•
The Company received 21.4% credit out of the total 25% credit allocated to the Ampyra net sales goal, reflecting slight underperformance against the targeted level.
•
The Company received 8% credit out of the total 20% credit allocated to the financial management goal. This score was awarded based on the Company achieving its 2023 operating expense target, but falling short of its 2023 year-end cash and cash equivalents balance targeted levels due to the underperformance of Inbrija sales.
•
The Company received 10% credit out of the total 15% allocated to Inbrija ex-U.S. commercialization and Inbrija manufacturing, based on execution of an ex-U.S. commercialization transaction and achieving targeted Inbrija inventory levels.

•
In addition to the foregoing, the Compensation Committee and the Board awarded 2.2% additional credit based on the Company delivering additional positive catalysts for the Company not contemplated at the time the 2023 goals were determined. These include, among other things, a signed sublease for approximately half of the Company’s leased facility in Waltham, Massachusetts, and the successful liquidation and restructuring of the Company’s Biotie subsidiaries.

Non-Equity Incentive Compensation Payouts for 2023

The target payout established for Ron Cohen, M.D., our President and Chief Executive Officer, for 2023 was 70% of annual base salary. Based on the 60% performance score assigned to the corporate goals as approved by the Compensation Committee and the Board, Dr. Cohen received a 2023 non-equity incentive compensation payout of $262,500.

Neil S. Belloff, our General Counsel and Corporate Secretary, received a 2023 non-equity incentive compensation payout of $156,375. This represented 69.5% of his 2023 non-equity incentive compensation payout target as a result of individual goal and Company goal achievement.

Michael Gesser, our Chief Financial Officer and Treasurer, received a 2023 non-equity incentive compensation payout of $151,650. This represented 67.4% of his 2023 non-equity incentive compensation payout target as a result of individual goal and Company goal achievement. .

Ad Hoc Bonuses and Other Payments

Separate from our annual non-equity incentive compensation program, the Compensation Committee has occasionally awarded individual bonuses or approved other payments on an ad hoc basis to recognize exceptional contributions to the Company’s business and to compensate individuals for assuming additional significant responsibilities.

Also, the Company operates in a highly competitive environment for the recruitment of qualified senior executives and other employees needed for the continued progress and growth of our business. Accordingly, from time to time, the Compensation Committee approves one-time cash bonus awards to individuals as an incentive to join the Company and in some cases to compensate individuals for lost compensation opportunity from their prior employer. No such new hire bonuses or compensatory awards were awarded to any executive officers in 2023.

Equity Awards: Equity awards are another key component of our pay-for-performance compensation philosophy. The use of equity awards provides our executive officers and other employees with compensation that has a strong link to our long-term performance, creates an ownership culture, and generally aligns the interests of our employees with the interests of our stockholders. Equity awards are typically granted to newly hired employees, pursuant to our equity award program, and have historically been granted in connection with promotions although we did not award such promotional grants in 2023. Our annual equity awards vary from year to year, as further described below, and are at the discretion of the Compensation Committee. Awards may not be made in certain years due to business reasons or the lack of “plan reserve” as described below. Arnosti Consulting, the Compensation Committee’s outside compensation consultant, assists the Compensation Committee in structuring our equity compensation programs and in developing the equity award guidelines. Equity awards are currently granted under our 2015 Omnibus Incentive Compensation Plan (“2015 Plan”) and may be granted under our 2016 Inducement Plan in the case of new hire awards.

Equity Award Programs. The Compensation Committee and the Board make determinations at least annually regarding our equity programs, including the total pool of shares to be authorized for awards, whether awards are to be granted, the types of awards to be granted, and the guidelines for individual award amounts. The Compensation Committee and the Board seek to determine whether the complete compensation packages provided to our executive officers, including prior equity awards, are sufficient to retain, motivate, and adequately reward them. This determination is based on benchmarking information provided both by the Company and Arnosti Consulting. For Vice Presidents and above, including executive officers, the President and Chief Executive Officer reviews the potential long-term value of existing and potential awards and their ability to encourage retention, engagement, and motivation. These judgments also consider our compensation policy, described above.

Additionally, in determining the total pool of shares to be authorized for our annual and other awards, as well as the amount of different awards types to be granted, the Compensation Committee and the Board consider other relevant factors, including the remaining total authorized shares under the applicable equity plan (i.e., our 2015 Plan), the number of shares remaining in the current authorized pool (the “plan reserve”), the relative dilutive impact of providing different award types, the perceived retentive value to employees of different awards types, and equity compensation practices at peer companies and within our industry generally.

For our broad-based award programs, the Compensation Committee establishes target award amounts for each level within the organization, but individual awards can vary from these targets provided that aggregate award amounts do not exceed specified pools approved by the Compensation Committee. For example, typically there is a specified pool for all of Dr. Cohen’s executive management team, and a separate specified pool for the rest of the organization.

In recent years, we have experienced substantial reductions in the size of our workforce, resulting in the termination of unvested equity awards previously granted to employees. The termination of these awards, including awards previously issued under our predecessor 2006 Employee Incentive Plan (“2006 Plan”), resulted in the addition of the shares underlying those awards to the available reserve under our 2015 Plan. In addition, in recent years many “under water” stock options previously granted to employees under the 2006 Plan expired without exercise, also resulting in the addition of these shares to the available 2015 Plan reserve. In 2022, we received approval from our stockholders to increase the 2015 Plan reserve.

Historically, the Compensation Committee has used a combination of award types, for example a mix of stock options as well as restricted stock and/or restricted stock units. Also, in recent years the Compensation Committee has used both time-based vesting and performance-based vesting for awards granted to our more senior employees. The Compensation Committee and the Board believe that the combined use of these award types should be considered in seeking to balance the goals of paying for performance, aligning management with stockholders, and retaining top-performing and critical employees. However, the Compensation Committee and Board authorized our use of solely time-based-vesting restricted stock units for the 2021 annual program due to the Company’s circumstances at the time the awards were granted.

Following the grant of the 2021 annual equity awards, we did not grant annual awards under the 2015 plan until March 2023 to employees and April 2023 to our Named Executive Officers and other executives. The Compensation Committee and Board believe that such grants are necessary to attract, retain, incentivize, and reward qualified individuals in a highly-competitive market for talented employees.

Approval Process. With respect to equity awards granted to our executive officers other than our President and Chief Executive Officer, a recommendation is made by our President and Chief Executive Officer to the Compensation Committee for review. After consideration and possible modification, the Compensation Committee either approves the awards for those executive officers or recommends them to the full Board for approval. With respect to equity awards granted to our President and Chief Executive Officer, the Compensation Committee recommends them to the full Board for approval. Annual equity awards, if issued, are typically approved in the first quarter of each year, based primarily on the individual’s anticipated future contributions to the creation of stockholder value, and in the case of stock options they are typically awarded with a ten-year term. The Company does not grant discounted stock options and does not backdate or grant options retroactively. In addition, the Company does not coordinate grants of options or any other awards so that they are made before announcement of favorable information, or after announcement of unfavorable information. Also, historically the Company has not re-priced outstanding options, and it will not do so if prohibited by the terms of the plan under which they were issued without explicit stockholder approval.

2023 Annual Equity Program Awards

For our 2023 broad-based annual equity award program, our executive officers and other employees were granted stock options under our 2015 plan. The following table sets forth the annual equity program awards that were granted to our Named Executive Officers in April 2023:

Name	Title	Stock Options
Ron Cohen, M.D.	President and CEO	8,441
Michael Gesser	Chief Financial Officer and Treasurer	—
Neil S. Belloff	General Counsel and Corporate Secretary	3,865

The 2023 stock option grant will vest quarterly over a two-year period commencing on January 1, 2023.

Clawback Policy

In 2023, we adopted a new Compensation Clawback Policy (the “Clawback Policy”), which complies with both the new rules promulgated by the Nasdaq Stock Market and SEC requirements. The Clawback Policy provides for the prompt recovery (or clawback) of certain excess incentive-based compensation received during an applicable three-year recovery period by current or former executive officers in the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. Triggering events include accounting restatements to correct an error in previously issued financial statements that is material to such previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Excess incentive-based compensation for these purposes generally means the amount of incentive-based compensation received (on or after October 2, 2023) by such executive officer that exceeds the amount of incentive-based compensation that would have been received by such executive officer had it been determined based on the restated amounts, without regard to any taxes paid. Incentive-based compensation potentially subject to recovery under the Clawback Policy is in general limited to any compensation granted, earned or vested based wholly or in part on the attainment of one or more financial targets or goals.

In general, we may utilize a broad range of recoupment methods under the Clawback Policy. The Clawback Policy does not condition clawback on the fault of the executive officer, but we are not required to clawback amounts in limited circumstances where the Compensation Committee has determined that recovery would be unreasonable, or that it would be better for the Company not to do so. In making such determination, the Compensation Committee shall take into account such considerations as it deems appropriate, including, without limitation (i) the likelihood of success under applicable law versus the costs and efforts involved, (ii) whether the assertion of any claim may prejudice the interests of the Company, including in any related proceeding or investigation, (iii) the passage of time since the occurrence of the applicable misconduct, and (iv) any threatened or pending legal proceeding relating to the applicable misconduct or the executive officer alleged to have engaged in such misconduct. We may not indemnify any such executive officer against the loss of such recovered compensation.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Clawback Policy which is filed herewith as Exhibit 97 and is incorporated herein by reference.

Insider Trading and Anti-Hedging Policy

We have an Insider Trading Policy that is intended to ensure compliance with applicable securities laws and regulations by our officers, directors, and employees. This policy prohibits, among other things, trades in our common stock that would violate these laws and regulations, and it also imposes other restrictions such as trading blackout periods and prior notification and/or clearance requirements for trading intended to protect against inadvertent violations of these laws and regulations. This policy also prohibits officers, directors, employees, and their family members (and entities that they own or control) from engaging in (or designating another person to engage in, on their behalf) any transaction that hedges, or that is designed to hedge or offset, any decrease in the market value of our common stock, including without limitation short sales, purchases or sales of puts or calls, prepaid variable forward contracts, equity swaps, collars and exchange funds.

Tax and Accounting Considerations

We have structured our compensation program to comply with Internal Revenue Code Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

The Company calculates the accounting cost of equity-based long-term incentive awards under FASB Accounting Standards Codification (ASC) Topic 718. As such, the grant date accounting fair value, which is fixed at date of grant, is expensed over the vesting period. Consistent with SEC regulations, the aggregate grant date fair value for all stock awards or option awards granted during the applicable years to our Named Executive Officers is presented in the Summary Compensation Table.

EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation earned in 2021, 2022, and 2023 by our Chief Executive Officer, our two other most highly paid executive officers serving as of December 31, 2023. We refer to the three individuals listed in the table below collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Ron Cohen, M.D.	2023	$625,000	$—	$—	$98,928	$262,500	$9,900	$996,328
President and Chief Executive Officer	2022	625,000	—	—	—	350,000	9,150	984,150
	2021	743,123	—	182,410	252,672	459,499	8,700	1,646,404
Michael Gesser (4)	2023	450,000	—	—	—	151,650	9,900	611,550
Chief Finance Officer and Treasurer	2022	450,000	—	—	—	—	9,150	459,150
	2021	56,250	—	—	220,672	27,962	—	304,884
Neil S. Belloff (5)	2023	450,000	—	—	45,298	156,375	9,900	661,573
General Counsel and Corporate Secretary	2022	450,000	—	—	—	191,925	9,150	651,075
	2021	56,250	—	—	220,672	27,962	—	304,884

(1)
Amounts reported in this column represent the aggregate grant date fair value for all stock awards (including restricted stock units) or option awards granted during the years shown, in accordance with FASB Accounting Standards Codification (ASC) Topic 718. The method and assumptions used to calculate the value of the stock awards and option awards granted to our Named Executive Officers are discussed in Note 6 to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024. Our Named Executive Officers did not receive any equity awards in 2022 or 2020.
(2)
Amounts reported in this column include variable annual year-end cash payouts to our Named Executive Officers under our non-equity incentive compensation plan.
(3)
Unless otherwise indicated, amounts reported in this column represent the employer 401(k) matching contribution as discussed in Note 16 to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024. For each dollar an employee invests up to 6% of their earnings, the Company contributes an additional 50 cents into the funds, subject to IRS annual limits.
(4)
Mr. Gesser was appointed as Chief Financial Officer effective November 8, 2021.
(5)
Mr. Belloff was appointed as General Counsel effective November 8, 2021.

Outstanding Equity Awards at December 31, 2023

The following table provides information regarding outstanding equity awards held by each of our Named Executive Officers as of December 31, 2023.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)
Ron Cohen, M.D.	841	—		4,725.60	3/5/2024	—	$—
President and Chief Executive Officer	785	—		4,288.80	3/4/2025	—	—
	574	—		4,263.60	3/2/2026	—	—
	250	—		3,297.00	3/1/2027	—	—
	357	—		1,621.20	3/8/2029	—	—
	1,821	—		289.20	11/7/2029	—	—
	2,501	2,500	(1)	72.80	11/12/2031	—	—
	3,165	5,276	(2)	11.72	3/31/2033	—	—

Michael Gesser	2,125	2,125	(3)	74.80	11/8/2031	—	—
Chief Finance Officer and Treasurer

Neil S. Belloff	2,125	2,125	(4)	74.80	11/8/2031	—	—
General Counsel and Corporate Secretary	1,450	2,415	(2)	11.72	3/31/2033	—	—

(1)
These stock options represent the unvested portion of an award that was granted to Dr. Cohen in November 2021 in light of the value of Dr. Cohen’s then-outstanding equity awards and also reductions to Dr. Cohen’s compensation implemented in connection with a 2021 corporate restructuring. These awards are further described above in the Compensation Discussion and Analysis section of this Form 10-K Amendment.
(2)
These stock options represent the unvested portion of awards that were granted in 2023 as part of our annual equity award program. These stock options vest in equal quarterly installments over three years, beginning on January 1, 2023, with the first quarterly installment vesting on April 1, 2023.
(3)
These stock options represent the unvested portion of awards that were granted in 2021 as part of Mr. Gesser’s new hire options under the 2016 Inducement Plan. Twenty-five percent of the shares subject to the options vested on November 8, 2022. The balance of the shares vest in equal quarterly installments over the three years thereafter.
(4)
These stock options represent the unvested portion of awards that were granted in 2021 as part of Mr. Belloff’s new hire options under the 2016 Inducement Plan. Twenty-five percent of the shares subject to the options vested on November 8, 2022. The balance of the shares vest in equal quarterly installments over the three years thereafter.

2023 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ron Cohen, M.D.	—	—	—	—
President and Chief Executive Officer	—	—	—	—
			—	—
Michael Gesser	—	—	—	—
Chief Finance Officer and Treasurer	—	—

Neil S. Belloff	—	—	—	—
General Counsel and Corporate Secretary	—	—	—	—

Named Executive Officer Employment Agreements

As of December 31, 2023, we had employment agreements with Ron Cohen, M.D., our President and Chief Executive Officer, Neil S. Belloff, our General Counsel and Corporate Secretary, and Michael Gesser, our Chief Financial Officer and Treasurer. On March 27, 2024, we entered into amendments to the employment agreements (the “Retention Agreements”) with each of our Named Executive Officers. We entered into the Retention Agreements with each of our executive officers and other employees in order to incentivize these individuals to continue to lead the Company throughout the pendency of the Chapter 11 bankruptcy proceedings. The Retention Agreements provide for the prepayment of 2024 non-equity incentive compensation (the “2024 Awards”), subject to a potential clawback as described in Item 9.B. of the Original Form 10-K.

Pursuant to the Retention Agreements, each Named Executive Officer is not eligible to receive an annual performance-based bonus or annual performance-based equity awards. Upon termination of employment, each Named Executive Officer is entitled to accrued but unpaid salary, but no severance, COBRA payments, or other benefits. Each Named Executive Officer is subject to non-competition, non-solicitation, and confidentiality covenants specified in the Retention Agreement, and following termination of employment, will remain subject to these covenants for one year in the case of non-competition and non-solicitation and five years in the case of confidentiality.

Ron Cohen, M.D. – President and Chief Executive Officer. Dr. Cohen is paid an annual base salary that is subject to annual review by the Board. For 2023, Dr. Cohen’s agreement provided that he is eligible to receive an annual performance-based bonus, and to receive annual performance-based stock options, stock appreciation rights awards, and/or restricted stock awards in an amount approved by the Board based on Dr. Cohen’s individual performance and the achievement of our goals and objectives. Current salary and target bonus information for Dr. Cohen payable under his employment agreement is set forth above in the Compensation Discussion and Analysis section of this Form 10-K Amendment. The current term of Dr. Cohen’s employment agreement expires on January 1, 2025, but the agreement automatically renews for successive one-year terms unless either we or Dr. Cohen give written notice of non-renewal at least 60 days prior to the expiration date of the then-current term. Dr. Cohen’s employment agreement included severance provisions, which were superseded by the Retention Agreements described above.

Neil S. Belloff – General Counsel and Michael Gesser – Chief Financial Officer and Treasurer. Each of Messrs. Belloff and Gesser is paid an annual base salary that is subject to annual review by the President and Chief Executive Officer and the Compensation Committee. These agreements also provide that for an annual performance-based bonus, and annual performance-based equity awards in an amount approved by the Board based on individual performance and the achievement of our goals and objectives. Current salary and target bonus information payable under these employment agreements are set forth above in the Compensation Discussion and Analysis section of this Form 10-K Amendment. The current term of each of Messrs. Belloff’s and Gesser’s employment agreement expires on November 8, 2024, but the agreement automatically renews for successive one-year terms unless written notice of non-renewal is provided at least 60 days prior to the expiration date of the then-current term. Each of Messrs. Belloff’s and Gesser’s employment agreement included severance provisions, which were superseded by the Retention Agreements described above.

Potential Payments Upon Termination or Change in Control

Notwithstanding any limitations that may be imposed as a result of our ongoing bankruptcy proceedings, the following table and summary describes potential payments to the Named Executive Officers s upon termination of employment as if such event(s) took place on December 31, 2023 under the Named Executive Officer’s employment agreement in effect as of December 31, 2023.

Name and Principal Position	Benefit	Termination Without Cause or Voluntary Termination by Executive With Good Reason		Voluntary Termination by Executive Without Good Reason Following a Change in Control		Termination Without Cause or Voluntary Termination by Executive With Good Reason Following a Change in Control
Ron Cohen, M.D.	Salary	$1,250,000		$625,000		$1,250,000
President and Chief Executive Officer	Non-equity incentive compensation	262,500		262,500		525,000
	Accrued paid time off (1)	468,750		468,750		468,750
	Option and award acceleration (2) (3)	5,176		3,365		3,365
	Benefits continuation (4)	101,999	(5)	51,000	(5)	101,999	(5)
	Total value:	2,088,426		1,410,614		2,349,114
Michael Gesser	Salary	450,000		—		900,000
Chief Finance Officer and Treasurer	Non-equity incentive compensation	225,000		—		450,000
	Accrued paid time off (1)	17,308		—		17,308
	Option and award acceleration (2)	—		—		—
	Benefits continuation (4)	35,687	(5)	—		71,374	(5)
	Total value:	727,995		—		1,438,682
Neil S. Belloff	Salary	450,000		—		900,000
General Counsel and Corporate Secretary	Non-equity incentive compensation	225,000		—		450,000
	Accrued paid time off (1)	17,308		—		17,308
	Option and award acceleration (2)	—		—		—
	Benefits continuation (4)	51,000	(5)	—		101,999	(5)
	Total value:	743,307		—		1,469,307

(1)
Generally, employees are paid accrued paid time off regardless of the circumstances of their separation from the Company, and including the circumstances described in this table.
(2)
Amounts in the table reflect the value of accelerated stock options calculated based on the difference between the exercise price of the stock options and the closing sale price of common stock reported on December 29, 2023, the last trading day in 2023. No amounts were reflected in the acceleration of restricted stock awards and restricted stock unit awards as there were no awards vesting in 2023.
(3)
Dr. Cohen was entitled to a specified minimum acceleration of the vesting of his equity awards upon a change in control regardless of termination, with the acceleration being potentially 100% depending on the circumstances.
(4)
Amounts in the table represent our COBRA benefit continuation rates, which are the rates established for terminated employees to continue medical coverage. We note that Acorda uses a self-funded health benefit plan, and therefore our cost to provide these continued COBRA benefits may differ from the COBRA benefit continuation rates reflected in the table.
(5)
The full benefit may not be received because COBRA benefits coverage terminates when an individual obtains coverage under another employer’s health plan.

Other Compensation

All of our executives are eligible to participate in our health and welfare benefit plans. These plans are available to all employees and do not discriminate in favor of executive officers. It is generally our policy not to extend significant perquisites to our executives that are not available to all of our employees. We may cover relocation-related expenses for individual employees, including in some cases executive officers, where warranted due to individual circumstances. Also, for our executive officers who reside a substantial distance from our corporate offices, we may cover the costs associated with their occasional travel to our corporate offices. We did not cover relocation-related expenses for any executive officers in 2023, but we did cover expenses related to certain officers’ occasional business travel from their homes to our corporate offices. We have no current plans to make changes to the levels of benefits and perquisites provided to executives.

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. Our compensation policies reflect a balanced approach using both quantitative and qualitative assessments of performance without unduly emphasizing any particular performance measure. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. The compensation of our executive officers and other employees consists of annual base salary, annual non-equity incentive compensation, and equity awards. Base salaries do not encourage risk taking because their amount is fixed. An executive officer’s annual non-equity incentive compensation payout is substantially (80%) based on Company performance criteria (100% in the case of Ron Cohen, M.D., our President and Chief Executive Officer). The Company operates as one unit, and there are no separate business unit incentives. We believe the annual non-equity incentive compensation program appropriately balances risk and our desire to focus employees on annual goals is important to our success. Also, our executive officers are typically paid a significant portion of their compensation in the form of equity awards that align the interests of our officers with the interests of our stockholders. We believe these equity awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to the market performance of the Company’s stock, vesting either over a specified time period or based on achievement of important milestones. Our compensation and governance-related policies are enhanced by our clawback policy, as well as a policy prohibiting hedging and pledging of our securities by our directors and officers, including our Named Executive Officers, and employees, described in this Form 10-K Amendment.

Compensation Committee Interlocks and Insider Participation

During 2023, John Kelley and Sandra Panem, Ph.D. served as members of the Compensation Committee. No member of the Compensation Committee is or has been an officer or employee of the Company. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity of which an executive officer has served as a member of the Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Form 10-K Amendment.

Members of the Compensation Committee

John Kelley (Chair)

Sandra Panem, Ph.D.

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we have calculated the ratio of the annual total compensation of our principal executive officer to the annual total compensation of our median employee. During fiscal 2023, the principal executive officer of Acorda was our President and Chief Executive Officer, Dr. Ron Cohen. For 2023, the annual total compensation of Dr. Cohen was $996,329 and the annual total compensation of our median employee was $228,528 resulting in a pay ratio of approximately 4:1.

We calculated the median employee for purposes of providing such pay ratio disclosure in 2022. We did not re-identify a median this year because there have been no significant changes in our employee population or employee compensation arrangements that we believe would have a significant impact on the pay ratio disclosure for 2023. Due to the termination of the median employee identified in 2022, we have selected a substitute employee who closely aligns with the initial median employee’s compensation.

We identified the median employee as of December 31, 2022 by (i) aggregating for each applicable employee (A) annual base pay as reported in Form W-2 for permanent employees (or hourly rate multiplied by 2022 annual work schedule, for hourly employees), (B) overtime received during 2022, (C) the bonus or commissions awarded for 2022 performance, and (D) the estimated grant date fair value for all employee equity grants in 2022, and (ii) ranking this compensation measure for our employees from lowest to highest. This calculation was performed for all employees of Acorda, excluding Dr. Cohen. As of December 31, 2022, we had 108 employees other than Dr. Cohen, all of whom were included in our pay ratio analysis.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 25, 2024, with respect to the beneficial ownership of our common stock by:

•
each person who is known by us to beneficially own more than 5% of our common stock;
•
each of our directors and named executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined on the basis of the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible securities held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 25, 2024, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 1,279,834 shares of common stock issued and outstanding on April 25, 2024.

	Shares of Common Stock Beneficially Owned
Beneficial Owner (1)	Number	Percent
Executive Officers and Directors
Ron Cohen, M.D. (2)	19,675	1.5%
Neil S. Belloff (3)	5,073	*
Michael Gesser (4)	2,657	*
Kerry Clem (5)	4,023	*
Thomas Burns (6)	2,400	*
Peder K. Jensen, M.D. (7)	3,118	*
John P. Kelley (8)	3,034	*
Sandra Panem, Ph.D. (9)	3,058	*
John Varian (10)	2,436	*
All executive officers and directors as a group (9 total) (11)	45,474	3.6%

* Less than 1%.

(1)
Unless otherwise indicated, the current address for each person or entity named below is c/o Acorda Therapeutics, Inc., 2 Blue Hill Plaza, 3rd Floor, Pearl River, New York. As of April 25, 2024, there are no 5% or greater holder of the Company’s common stock.
(2)
Includes 7,488 shares of common stock and 12,187 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.
(3)
Includes 5,073 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.
(4)
Includes 2,657 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.
(5)
Includes 504 shares of common stock and 3,519 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.
(6)
Includes 2,400 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.
(7)
Includes 3,118 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.
(8)
Includes 3,034 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.
(9)
Includes 24 shares of common stock and 3,034 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.
(10)
Includes 2,436 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.
(11)
Shares of common stock held by the directors and named executive officers as a group includes 8,016 shares of common stock and 37,458 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2023, we did not engage in any transactions with our directors or executive officers, holders of more than 5% of our voting securities, or any member of the immediate family of any of these persons.

The Board has adopted a written policy setting forth procedures to be followed in connection with the review, approval or ratification of “related party transactions.” “Related party transaction” refers to any transaction, arrangement or relationship (except as noted below) in which we or our subsidiaries are a participant, where the amount involved is expected to exceed $10,000, and in which any of the following has a direct or indirect interest: any director or director nominee, executive officer, beneficial owner of more than 5% of our common stock or their immediate family members, or any entity in which any of the foregoing is employed, is a general partner or principal, owns beneficially more than 5% or, in the case of a non-profit organization, has a substantial relationship. Related party transactions exclude (i) compensation of directors and executive officers that is required to be disclosed in our SEC filings, (ii) certain transactions below a defined threshold with entities in which the related party is not an executive officer and does not beneficially own at least 10%, (iii) transactions in which the related party’s benefit is solely due to stock ownership and is proportionate to other stockholders, and (iv) certain charitable contributions below a defined threshold.

The Audit Committee is responsible for the review and, as applicable, approval or ratification of all related party transactions. In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable to the Company than terms generally available to an unaffiliated third party and the extent of the related party’s interest in the transaction.

If the Audit Committee decides not to approve a transaction, the Committee will notify the President and Chief Executive Officer and the General Counsel, who will ensure that the transaction is not entered into unless the concerns expressed by the Audit Committee are addressed to its satisfaction. If the Audit Committee decides not to ratify a transaction, it will also notify the President and Chief Executive Officer and the General Counsel and provide its recommendation for how to address such transaction (including if necessary and possible, terminating the transaction), and such officers will implement the Audit Committee’s decision.

Item 14. Principal Accounting Fees and Services

The Audit Committee appointed Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023.

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed by Ernst & Young LLP for 2023 and 2022 in connection with audit and other services rendered during the past two fiscal years.

Type of Fee	2023	2022
Audit Fees (1)	$2,000,000	$1,724,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	1,265,033	999,181
Total Fees for Services Provided	$3,265,033	$2,723,181
(1)
Audit fees represent fees for professional services rendered for the audit of our financial statements, audit of internal control over financial reporting, review of interim financial statements and services normally provided by the independent auditor in connection with regulatory filings.
(2)
Audit-related fees principally include fees for audit and attest services that are not required by statute or regulation.
(3)
Includes fees for tax services, including tax compliance, tax advice and tax planning.
(4)
Includes fees for strategic advisory services.

Pre-approval Policies and Procedures

The Audit Committee Charter provides that the Audit Committee must pre-approve all services provided to the Company by the independent registered public accounting firm in accordance with the Company’s pre-approval policy established by the Committee. All of the fees in the above table were approved by the Audit Committee.

The Company’s pre-approval policy requires that the Audit Committee pre-approve all audit, audit-related and non-audit services performed by our independent registered public accounting firm, subject to limited exceptions. Under the policy, the annual audit engagement and the fees to be paid therefore must be specifically pre-approved. Certain other specified audit services, which are those services that only the auditor can reasonably provide, are pre-approved under the policy. All other audit services must be pre-approved by the Audit Committee.

Under the policy, audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are traditionally performed by the registered public accounting firm. Certain specified audit-related services are pre-approved under the policy, because the Audit Committee believes that the provision of these audit-related services does not impair the independence of the registered public accounting firm. All other audit-related services must be pre-approved by the Audit Committee.

The policy also allows the Audit Committee to grant general pre-approvals for non-audit services that it believes are routine and recurring services that would not impair the independence of the registered public accounting firm. Certain specified tax services are deemed to be approved under the policy, and the policy also lists certain prohibited non-audit services.

Certain non-audit services are exempt from the pre-approval requirements of the policy. The exemption applies if these services (a) do not exceed, in the aggregate, 5% of the fees paid to the registered public accounting firm in any fiscal year, (b) were not recognized as non-audit services at the time of the engagement, and (c) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Part IV of our Original Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K Amendment.

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
97*	Acorda Therapeutics, Inc. Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Acorda Therapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2024.

Acorda Therapeutics, Inc.

/s/ Ron Cohen, M.D.
Ron Cohen, M.D. President and Chief Executive Officer