Form 10-Q
period 2024-03-31
Acorda Therapeutics, Inc.
filed 2024-05-14
CIK 1008848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31938

ACORDA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3831168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Blue Hill Plaza, 3rd Floor, Pearl River, New York	10965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 347-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered(1)
Common Stock $0.001 par value per share	ACORQ	N/A

(1)
On April 25, 2024, Nasdaq filed a Form 25 to delist our common stock and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and such delisting took effect on May 5, 2024. We expect that our common stock will be deregistered under Section 12(b) of the Exchange Act on or about July 24, 2024, which is the 90th day after the Form 25 filing. After our common stock is deregistered under Section 12(b) of the Exchange Act, it will remain registered under Section 12(g) of the Exchange Act.

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2024
Common Stock, $0.001 par value per share	1,242,098 shares

2

ACORDA THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, and investors should not place undue reliance on these statements. Readers are cautioned that such statements involve risks and uncertainties, including: our ability to negotiate and confirm a sale of substantially all of our assets under Section 363 of the United States Bankruptcy Code (the “Code”) (or other plan of reorganization or liquidation); the high costs and related fees of cases instituted under Chapter 11 of the Code ("Chapter 11”); our ability to obtain sufficient financing to allow us to operate our business during the course of the Chapter 11 Proceedings (as defined below); our ability to satisfy the conditions and milestones in the Restructuring Support Agreement (as defined below); our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties; our ability to maintain contracts that are critical to our operations; our ability to execute competitive contracts with third parties; the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; our ability to retain our current management team and to attract, motivate and retain key employees; the ability of third parties to seek and obtain court approval to convert the Chapter 11 Proceedings to a proceeding under Chapter 7 of the Code (“Chapter 7”); the actions and decisions of our shareholders, creditors and other third parties who have interests in the Chapter 11 Proceedings that may be inconsistent with our plans; we may not be able to successfully market Ampyra, Inbrija or any other products that we may develop; our ability to attract and retain key management and other personnel, or maintain access to expert advisors; our ability to raise additional funds to finance our operations, repay outstanding indebtedness or satisfy other obligations, and our ability to control our costs or reduce planned expenditures and take other actions which are necessary for us to continue as a going concern; risks associated with the trading of our common stock and our credit agreements, including the trading of our common stock on the OTC Pink Marketplace following the delisting of our common stock from the Nasdaq Global Select Market and default under the 2024 Indenture (as defined below); risks related to the successful implementation of our business plan, including the accuracy of our key assumptions; risks related to our corporate restructurings, including our ability to outsource certain operations, realize expected cost savings and maintain the workforce needed for continued operations; risks associated with complex, regulated manufacturing processes for pharmaceuticals, which could affect whether we have sufficient commercial supply of Inbrija to meet market demand; our reliance on third-party manufacturers for the production of commercial supplies of Ampyra and Inbrija; third-party payers (including governmental agencies) may not reimburse for the use of Inbrija at acceptable rates or

3

at all and may impose restrictive prior authorization requirements that limit or block prescriptions; reliance on collaborators and distributors to commercialize Inbrija and Ampyra outside the U.S.; our ability to satisfy our obligations to distributors and collaboration partners outside the U.S. relating to commercialization and supply of Inbrija and Ampyra; our plans to enter into additional collaborations and distribution arrangements with third parties to transition commercialization of Fampyra due to the termination of our collaboration agreement with Biogen; competition for Inbrija and Ampyra and Fampyra, including increasing competition and accompanying loss of revenues in the U.S. from generic versions of Ampyra following our loss of patent exclusivity and launch of a generic version of Fampyra in Germany; the risk of unfavorable results from future studies of Inbrija or from other research and development programs, or any other acquired or in-licensed programs; the occurrence of adverse safety events with our products; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class-action litigation; failure to protect our intellectual property, to defend against the intellectual property claims of others or to obtain third-party intellectual property licenses needed for the commercialization of our products; and failure to comply with regulatory requirements could result in adverse action by regulatory agencies. In addition to the risks and uncertainties described above, we have included important factors in the cautionary statements included in this report and our Annual Report for the year ended December 31, 2023, particularly in the "Risk Factors" section (as updated by the disclosures in our subsequent quarterly reports, including this report), that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements in this report are made only as of the date hereof and we disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the date of this report except as may be required by law.

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

4

PART I

Item 1. Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,364	$29,979
Restricted cash	718	381
Trade accounts receivable, net of allowances of $1,143 and $962, as of March 31, 2024 and December 31, 2023, respectively	9,188	17,298
Prepaid expenses	12,617	5,211
Inventory, net	14,119	16,155
Other current assets	2,447	5,770
Total current assets	48,453	74,794
Property and equipment, net of accumulated depreciation	1,893	2,079
Intangible assets, net of accumulated amortization	22,343	22,987
Right of use asset, net of accumulated amortization	3,941	4,221
Restricted cash	255	255
Other non-current assets	4,690	4,189
Total assets	$81,575	$108,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,932	$13,373
Accrued expenses and other current liabilities	17,665	24,310
Convertible senior notes	191,474	186,143
Current portion of lease liabilities	1,599	1,588
Current portion of acquired contingent consideration	2,972	2,132
Deferred Revenue	294	227
Total current liabilities	223,936	227,773
Non-current portion of acquired contingent consideration	32,528	27,368
Non-current portion of lease liabilities	2,847	3,166
Deferred tax liability	—	—
Other non-current liabilities	8,035	8,174
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares at March 31, 2024 and December 31, 2023; no shares issued as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value per share. Authorized 3,083,333 shares at March 31, 2024 and December 31, 2023; issued 1,242,376 shares, including those held in treasury, as of March 31, 2024 and December 31, 2023, respectively	1	1
Treasury stock at cost (278 shares at March 31, 2024 and December 31, 2023)	(638)	(638)
Additional paid-in capital	1,030,513	1,030,383
Accumulated deficit	(1,216,522)	(1,189,127)
Accumulated other comprehensive income (loss)	875	1,425
Total stockholders’ equity	(185,771)	(157,956)
Total liabilities and stockholders’ equity	$81,575	$108,525

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Revenues:
Net product revenues	$17,880	$18,719
Royalty revenues	2,386	3,528
License revenues	23	11
Total net revenues	20,289	22,258
Costs and expenses:
Cost of sales	3,707	3,234
Research and development	954	1,386
Selling, general and administrative	28,371	22,514
Amortization of intangible assets	644	7,691
Changes in fair value of acquired contingent consideration	6,241	(1,091)
Total operating expenses	39,917	33,734
Operating loss	(19,628)	(11,476)
Other income (expense), net:
Interest and amortization of debt discount expense	(8,436)	(7,571)
Interest income	207	93
Other income	11	92
Realized loss on foreign currency transactions	565	—
Total other expense, net	(7,653)	(7,386)
Loss before taxes	(27,281)	(18,862)
(Provision for) benefit from income taxes	(114)	2,038
Net loss	$(27,395)	$(16,824)

Net loss per share—basic	$(22.06)	$(13.54)
Net loss per share—diluted	$(22.06)	$(13.54)
Weighted average common shares outstanding used in computing net loss per share—basic	1,242	1,242
Weighted average common shares outstanding used in computing net loss per share—diluted	1,242	1,242

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Net loss	$(27,395)	$(16,824)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(550)	91
Other comprehensive income (loss), net of tax	(550)	91
Comprehensive income (loss)	$(27,945)	$(16,733)

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2024 and 2023

(unaudited)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at December 31, 2023	1,242	$1	$(638)	$1,030,383	$(1,189,127)	$1,425	$(157,956)
Compensation expense for issuance of stock options to employees	—	—	—	130	—	—	130
Other comprehensive income (loss), net of tax	—	—	—	—	—	(550)	(550)
Net loss	—	—	—	—	(27,395)	—	(27,395)
Balance at March 31, 2024	1,242	$1	$(638)	$1,030,513	(1,216,522)	$875	$(185,771)

	Common stock
(In thousands)	Number of shares	Par value	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at December 31, 2022	1,242	$24	$(638)	$1,029,881	$(936,273)	$628	$93,622
Compensation expense for issuance of stock options to employees	—	—	—	71	—	—	71
Other comprehensive income (loss), net of tax	—	—	—	—	—	91	91
Net loss	—	—	—	—	(16,824)	—	(16,824)
Balance at March 31, 2023	1,242	$24	$(638)	$1,029,952	$(953,097)	$719	$76,960

See accompanying Unaudited Notes to Consolidated Financial Statements

ACORDA THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Cash flows from operating activities:
Net loss	$(27,395)	$(16,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	130	71
Amortization of debt discount and debt issuance costs	5,331	4,465
Depreciation and amortization expense	882	7,913
Change in acquired contingent consideration obligation	6,241	(1,091)
Deferred tax (benefit) provision	—	(2,038)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	8,110	4,688
Decrease (increase) in prepaid expenses and other current assets	(4,119)	2,871
Decrease (increase) in inventory	2,036	(713)
Decrease (increase) in other assets	(540)	(1,251)
Increase (decrease) in accounts payable, accrued expenses, and other current liabilities	(10,260)	(4,676)
Increase (decrease) in other non-current liabilities	(601)	(433)
Net cash used in operating activities	(20,185)	(7,018)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(93)	97
Net decrease in cash, cash equivalents, and restricted cash	(20,278)	(6,921)
Cash, cash equivalents and restricted cash at beginning of period	30,615	44,675
Cash, cash equivalents and restricted cash at end of period	$10,337	$37,754
Supplemental disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	15	6

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

Voluntary Filing Under Chapter 11

Over the past several months, the Company, with the assistance of outside legal and financial advisors, engaged in a robust process to explore strategic alternatives and maximize value for the Company’s stakeholders in light of the upcoming maturity of its 6.00% convertible senior secured notes that mature on December 1, 2024 (“2024 Notes”). During this process, the Company was, and continues to be, in regular communication with the holders of its 2024 Notes and their advisors. The Company evaluated every aspect of its business and has taken proactive steps to respond to the challenges the Company continues to face. Notwithstanding these measures, the Company engaged in an exhaustive process to find an appropriate strategic solution. The Company’s Board of Directors, after reviewing a number of alternatives, determined that it is in the best interests of the Company and its stakeholders to pursue a sale of assets under Chapter 11 of the United States Bankruptcy Code (the “Code”), which the Company believes will ensure the Company obtains the maximum value for the Company and most importantly, that the Company’s products will be provided on an uninterrupted basis to patients who will continue to benefit from these much needed medications.

On April 1, 2024, the Company and certain of its subsidiaries commenced voluntary proceedings under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Court”) under the caption In re Acorda Therapeutics, Inc., et al. (the “Chapter 11 Proceedings”). The Company expects to continue to operate its business as a “debtor in possession” in accordance with the applicable provisions of the Code and orders of the Court. The Company requested approval from the Court for certain customary “first day” motions to continue its ordinary course operations after the filing date of the Chapter 11 Proceedings. Shortly following the commencement of the Chapter 11 Proceedings, the Company received written notice from the staff of the Nasdaq Global Select Market (“Nasdaq”) notifying it that, as a result of the Chapter 11 Proceedings, and in accordance with Nasdaq Listing Rules, the Company’s common stock would be delisted from the Nasdaq. The Company did not appeal the determination and, therefore, the Company’s common stock ceased trading on the Nasdaq on April 12, 2024 and began trading on the Pink Open Market under the symbol “ACORQ.” On April 25, 2024, Nasdaq filed a Form 25 with the U.S. Securities and Exchange Commission to delist the common stock from Nasdaq. The delisting of the common stock from Nasdaq became effective on May 5, 2024 and the Company expects that its common stock will be deregistered under Section 12(b) of the Exchange Act on or about July 24, 2024, which is the 90th day after the Form 25 filing. After the common stock is deregistered under Section 12(b), it will remain registered under Section 12(g) of the Exchange Act.

Restructuring Support Agreement

Prior to the commencement of the Chapter 11 Proceedings, on April 1, 2024 the Company entered into a Restructuring Support Agreement with the holders of a majority of its 2024 Notes (the “RSA Noteholders” and such agreement, the “Restructuring Support Agreement”). As contemplated in the Restructuring Support Agreement, the Company will seek to sell substantially all of its assets in a sale pursuant to Section 363. The Restructuring Support Agreement sets out certain milestones and conditions of the Company relating to the Section 363 sale process, subject to the terms and conditions contained therein.

Asset Purchase Agreement

Prior to the commencement of the Chapter 11 Proceedings, on March 31, 2024 the Company entered into a “stalking horse” Asset Purchase Agreement (the “Asset Purchase Agreement”) with Merz Pharmaceuticals, LLC a North Carolina limited liability company (the “Purchaser”), and, solely with respect to the guarantee of Purchaser’s obligations thereunder, Merz Pharma GmbH & Co. KGaA, a German partnership (the “Purchaser Parent”). The Asset Purchase Agreement provides for the sale of substantially all of the Company’s assets (the “Purchased Assets”) to the Purchaser for $185.0 million, subject to certain adjustments as specified in the Asset Purchase Agreement. The Asset Purchase Agreement is subject to Court approval and compliance with agreed-upon bidding procedures under Section 363 of the Code (“Section 363”) allowing for the submission of higher or otherwise better offers and satisfaction of other agreed-upon conditions. In accordance with the sale process under Section 363, notice of the proposed sale to the Purchaser will be given to third parties and competing bids will be being solicited over a specified period of time. The Company will manage the bidding process and evaluate the bids, in consultation with its advisors and as overseen by the Court. The Company cannot provide any assurance that it will be able to successfully complete a sale of the Purchased Assets or that it will be able to continue to fund its operations throughout the Chapter 11 Proceedings.

DIP Credit Agreement

In order to fund the continued operations of the Company during the pendency of the Chapter 11 Proceedings, the Company and certain of the RSA Noteholders agreed to the terms of a form of Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) to be entered into by and among the Company, as borrower, and the lenders from time to time party thereto (collectively, the “DIP Lenders”, GLAS USA LLC, as administrative agent (the “DIP Administrative Agent”), and GLAS Americas, LLC, collateral agent (collectively, with the DIP Administrative Agent, the “DIP Agent”), pursuant to which the DIP Lenders would provide the Company with a senior secured, superpriority debtor-in-possession term loan facility in the maximum aggregate amount of $60.0 million (the “DIP Credit Facility,” and the commitments of the DIP Lenders thereunder, the “DIP Commitments” and, the loans thereunder, the “DIP Loans”), which, subject to the satisfaction of certain conditions precedent to drawing as set forth in the DIP Credit Agreement, including the approval of the Court, will be made available to the Company in multiple drawings as follows: (i) up to $10.0 million (“Interim DIP Loan Commitment”) will be made available for drawing upon entry by the Court of an interim order authorizing and approving the DIP Credit Facility on an interim basis (the “Interim DIP Order”), (ii) up to $10.0 million (“Final DIP Loan Commitments”) will be made available for drawing upon entry of the Court of a final order authorizing and approving the DIP Credit Facility on a final basis (the “Final DIP Order” and together with the Interim DIP Order, the “DIP Orders”), and (iii) upon subject to entry of the Final Order, a roll-up facility in the aggregate maximum principal amount of $40.0 million, representing a roll-up of obligations under the 2024 Notes on a two dollars to one dollar basis of the DIP Commitments under the DIP Facility made by the RSA Noteholders. In April 2024, the Company had drawn down approximately $10.0 million under the DIP Credit Facility.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10, and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023.

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s significant accounting policies have not changed materially from December 31, 2023.

Restricted Cash

At March 31, 2024, the Company held restricted cash consisting of $0.3 million related to cash collateralized standby letters of credit in connection with obligations under facility leases and $0.7 million to cover the Company’s self-funded employee health insurance.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Three-month period ended March 31, 2024		Three-month period ended March 31, 2023
(In thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$29,979	$9,364	$37,536	$30,255
Restricted cash	381	718	6,884	6,989
Restricted cash non-current	255	255	255	510
Total Cash, cash equivalents, and restricted cash per statement of cash flows	$30,615	$10,337	$44,675	$37,754

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

There were no investments classified as short-term or long-term at March 31, 2024 or December 31, 2023.

Inventory

The following table provides the major classes of inventory:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$1,938	$4,178
Work-in-progress	2,491	2,491
Finished goods	9,690	9,486
Total	$14,119	$16,155

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

Segment and Geographic Information

The Company is managed and operated as one business which is focused on developing therapies that restore function and improve the lives of people with neurological disorders. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates, and the Company does not prepare discrete financial information to allocate resources to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment. Net product revenues reported are substantially derived from the sales of Inbrija and Ampyra in the U.S.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangible assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, and significant negative economic trends. The impending maturity of the 2024 Notes that is scheduled to be repaid on December 1, 2024 was determined to be a triggering event in connection with the Company's review of the recoverability of its long-lived assets for the quarter ended March 31, 2024. The Company performed a recoverability test as of March 31, 2024 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets compared to the carrying value of the long-lived assets. Estimates of future cash flows were based on the Company’s own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets’ estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. During the three-month period ended March 31, 2024, no other impairment indicators were noted by the Company. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company recognized an impairment for the year ended December 31, 2023 related to it’s intangible assets.

Liquidity

At March 31, 2024, the Company had $9.4 million of cash and cash equivalents, compared to $30.0 million at December 31, 2023. The Company’s March 31, 2024 cash and cash equivalents balance does not include $1.0 million of restricted cash, of which $0.7 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit. The Company incurred a net loss of $27.4 million for the three-month period ended March 31, 2024.

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

The Company believes that its existing cash and cash equivalents are not sufficient to cover its cash flow requirements. The commencement of the Chapter 11 Proceedings constituted an event of default under the Indenture governing the 2024 Notes, which in turn resulted in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. At March 31, 2024, the principal balance outstanding under the 2024 Notes was $207.0 million. Additionally, for the duration of the Chapter 11 Proceedings, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty associated with the Chapter 11 Proceedings.

The company believes that, due to these circumstances and events, substantial doubt exists regarding its ability to continue as a going concern through one year from the date that these financial statements are issued.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were subsequent events that required disclosure in these financial statements. See Note 11 to the Company’s Consolidated Financial Statements included in this report for a discussion of subsequent events.

Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models which require separate accounting for embedded conversion features. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. ASU 2020-06 is effective for smaller reporting companies for fiscal periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company determined that this accounting pronouncement did not have an impact on the financial statements.

Accounting Pronouncements Not Yet Adopted

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

As of March 31, 2024, and December 31, 2023 the Company had contract liabilities of $8.1 million, which consists of the upfront payment received as part of the Chance China distribution agreement entered into in May 2023, as well as the upfront payment received under the terms of the Company’s distribution agreement with Esteve Pharmaceuticals GmbH (“Esteve Germany”) entered into in 2021 related to the commercialization of Inbrija in Germany. As of March 31, 2024, approximately $0.3 million of the contract liability balance is expected to be recognized as revenue from the remaining performance obligations over the next 12 months for the Esteve Germany agreement as goods are shipped. The Company expects to recognize revenue of these remaining performance obligations over the next 8 years in Germany and 11 years in China with the balance recognized thereafter. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

The following table disaggregates the Company’s revenue by major source. The Company’s Royalty Revenue set forth below relates to Fampyra royalties payable under the Company’s License and Collaboration Agreement with Biogen (“Collaboration Agreement”). In January 2024, the Company received a written notice of termination from Biogen of the Collaboration Agreement. Accordingly, the Company will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025.

(In thousands)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Revenues:
Net product revenues:
Ampyra	$11,497	$12,606
Inbrija	4,720	5,587
Inbrija ex-U.S.	1,663	526
Total net product revenues	17,880	18,719
Royalty revenues	2,386	3,528
License Revenue	23	11
Total net revenues	$20,289	$22,258

(4) Share-Based Compensation

During the three-month periods ended March 31, 2024 and 2023, the Company recognized share-based compensation expense of $0.1 million. Activity in options and restricted stock during the three-month period ended March 31, 2024 and related balances outstanding as of that date are reflected below. The weighted average fair value per share of options granted to employees for the three-month periods ended March 31, 2024 and 2023 were approximately $12.48 and $0.49, respectively.

The following table summarizes share-based compensation expense included within the Company’s consolidated statements of operations:

	For the Three-month period ended March 31,
(In thousands)	2024	2023
Research and development expense	$4	$1
Selling, general and administrative expense	126	70
Cost of Sales	—	—
Total	$130	$71

A summary of share-based compensation activity for the three-month period ended March 31, 2024 is presented below:

Stock Option Activity

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value (In thousands)
Balance at January 1, 2024	103	$568.85	—	—
Granted	—	15.31	—	—
Cancelled	(5)	3,021.18	—	—
Exercised	—	—	—	—
Balance at March 31, 2024	98	$440.23	7.3	$69,129
Vested and expected to vest at March 31, 2024	98	$440.23	7.3	$69,129
Vested and exercisable at March 31, 2024	63	$669.71	6.7	$38,931

Unrecognized compensation cost for unvested stock options as of March 31, 2024 totaled $0.5 million and is expected to be recognized over a weighted average period of approximately 1.05 years.

During the three-month period ended March 31, 2024, the Company did not make any repurchases of shares.

(5) Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three-month periods ended March 31, 2024 and 2023:

(In thousands, except per share data)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Basic and diluted
Net loss—basic	$(27,395)	$(16,824)
Weighted average common shares outstanding used in computing net loss per share—basic	1,242	1,242
Plus: net effect of dilutive stock options and restricted common shares	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	1,242	1,242
Net loss per share—basic	$(22.06)	$(13.54)
Net loss per share—diluted	$(22.06)	$(13.54)

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

(In thousands)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Denominator
Stock options and restricted common shares	99	55

Performance share units are excluded from the calculation of net loss per diluted share as the performance criteria has not been met for the three-month periods ended March 31, 2024 and 2023. Additionally, the impact of the 2024 Notes was determined to be anti-dilutive and excluded from the calculation of net loss per diluted share for the three-month periods ended March 31, 2024 and 2023.

(6) Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to an increase in the valuation allowance and expense recorded on the equity forfeiture.

For the three-month periods ended March 31, 2024 and 2023, the Company recorded a provision of $0.1 million and a benefit of $2.0 million for income taxes, respectively. The effective income tax rates for the Company for the three-month periods ended March 31, 2024 and 2023 were 0.4% and 10.8%, respectively. The variances in the effective tax rates for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023, was primarily due to an increase in the existing valuation allowance recorded on the Company’s deferred tax assets for which no tax benefit can be recognized, and the forfeitures of equity of which no tax deduction is recorded.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, exchange rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s Level 1 assets consist of investments in a Treasury money market fund and U.S. government securities. The Company’s Level 3 liabilities represent acquired contingent consideration related to the acquisition of Civitas Therapeutics, Inc. (“Civitas”) which are valued using a probability weighted discounted cash flow valuation approach and derivative liabilities related to conversion options for the 2024 Notes which are valued using a binomial model. For assets and liabilities not accounted for at fair value, the carrying values of these accounts approximates their fair values at March 31, 2024, except for the fair value of the Company’s 2024 Notes, which was approximately $157.3 million as of March 31, 2024 and during the pendency of the Chapter 11 Proceedings.

(In thousands)	Level 1	Level 2	Level 3
March 31, 2024
Assets Carried at Fair Value:
Money market funds	$—	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	35,500
December 31, 2023
Assets Carried at Fair Value:
Money market funds	$—	$—	$—
Liabilities Carried at Fair Value:
Acquired contingent consideration	—	—	29,500

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Acquired contingent consideration

(In thousands)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Acquired contingent consideration:
Balance, beginning of period	$29,500	$41,200
Fair value change to contingent consideration included in the statement of operations	6,241	(1,091)
Royalty payments	(241)	(309)
Balance, end of period	$35,500	$39,800

The Company estimates the fair value of its acquired contingent consideration using a probability weighted discounted cash flow valuation approach based on estimated future sales expected from Inbrija (levodopa inhalation powder), a U.S. Food and Drug Administration (“FDA”) approved drug for the treatment of OFF periods in Parkinson’s disease. Using this approach, expected future cash flows are calculated over the expected life of the agreement and discounted to estimate the current value of the liability at the period end date. Some of the more significant assumptions made in the valuation include (i) the estimated revenue forecast for Inbrija, and (ii) discount period and rate. The milestone payments ranged from $0 million to $14.3 million for Inbrija. The discount rate used in the valuation was 22.0% for the three-month periods ended March 31, 2024 and March 31, 2023. The valuation is performed quarterly and changes in the fair value of the contingent consideration are included in the statement of operations. For the three-month periods ended March 31, 2024 and 2023, changes in the fair value of the acquired contingent consideration were primarily due to change in projected revenue and the recalculation of cash flows for the passage of time.

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

(8) Debt

Convertible Senior Secured Notes Due 2024

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

The commencement of the Chapter 11 Proceedings constituted an event of default under the 2024 Indenture, which in turn resulted in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. In addition, the Company’s common stock was delisted from Nasdaq following the consummation of the Chapter 11 Proceedings, which constituted a make-whole fundamental change that provides holders of the 2024 Notes with the right to require the Company to repurchase their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. The Company does not have the cash to make such a payment, which may complicate its ability to effectively complete the Chapter 11 Proceedings and may result in its liquidation under Chapter 7. Interest on the 2024 Notes is payable semi-annually in arrears at a rate of 6.00% per annum on each June 1 and December 1. Following the June 1, 2023 interest payment, the Company no longer has the option to pay interest on the 2024 Notes in its common stock and the Company has fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes.

The 2024 Notes are convertible at the option of the holder into shares of common stock of the Company at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date as long as the holder thereof has not delivered a fundamental change repurchase notice. The adjusted conversion rate for the 2024 Notes is 2.3810 shares of the Company’s common stock per $1,000 principal amount of 2024 Notes, representing an adjusted conversion price of approximately $420.00 per share of common stock. The conversion rate was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020, and adjusted again to reflect the 1-for-20 reverse split effected on June 2, 2023. As of March 31, 2024 the maximum number of shares that could be required to be issued would be 969,102 shares. However, as a result of the Chapter 11 Proceedings the Company believes it is highly unlikely that holders will convert the 2024 Notes.

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

The Company assessed all terms and features of the 2024 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2024 Notes, including the conversion, put and call features. The Company concluded the conversion features required bifurcation as a derivative. The fair value of the conversion features derivative was determined based on the difference between the fair value of the 2024 Notes with the conversion options and the fair value of the 2024 Notes without the conversion options using a binomial model. The Company determined that the fair value of the derivative upon issuance of the 2024 Notes was $59.4 million and recorded this amount as a derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the 2024 Notes on the closing date, or December 24, 2019. There are several embedded features within the 2024 Notes which, upon issuance, did not meet the conditions for equity classification. As a result, these features were aggregated together and recorded as the derivative liability conversion option. The conversion feature has had no value since Q2 2022 due to the extremely remote likelihood of these conversion features ever being exercised.

The Company received stockholder approval on August 28, 2020 to increase the number of authorized shares of the Company’s common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, the Company determined that multiple embedded conversion options met the conditions for equity classification. The Company performed a valuation of these conversion options as of September 17, 2020, which was the date the Company completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of March 31, 2024.

The outstanding 2024 Notes balances as of March 31, 2024 and December 31, 2023 consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Liability component:
Principal	207,000	$207,000
Less: debt discount and debt issuance costs, net	(15,526)	(20,857)
Net carrying amount	$191,474	$186,143
Equity component	$18,257	$18,257
Derivative liability-conversion option	$—	$—

The Company determined that the expected life of the 2024 Notes was equal to the period through December 1, 2024 as this represents the point at which the 2024 Notes will mature unless earlier converted in accordance with their terms prior to such date. Accordingly, the total debt discount of $75.1 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through December 1, 2024. For the three-month period ended March 31, 2024, the Company recognized $8.4 million of interest expense related to the 2024 Notes at the effective interest rate of 18.13%. The fair value of the Company’s 2024 Notes was approximately $157.3 million as of March 31, 2024.

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

The following table sets forth total interest expense recognized related to the 2024 Notes for the three-month periods ended March 31, 2023 and 2022:

(In thousands)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Contractual interest expense	$3,105	$3,105
Amortization of debt issuance costs	379	317
Amortization of debt discount	4,952	4,148
Total interest expense	$8,436	$7,570

(9) Leases

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

As of March 31, 2024, the Company serves as the lessee for two operating leases. The Company's leases have remaining lease terms of 2.8 years to 4.3 years.

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

In July 2023, the Company sublet to a third party approximately 13,000 square feet (approximately 49%) of its lab space at the Waltham, Massachusetts location. The sublease commenced on August 1, 2023, and will last for the remainder of the Company’s lease agreement through 2026. Under the terms of the head lease the Company is not relieved of its obligation as lessee and will continue to make monthly rent payments. The Company performed a recoverability test of the sublease agreement upon inception by comparing the rental income under the sublease to the Company’s obligations under the head lease and noted no impairment existed on the head lease. The Company recognized on a straight-line basis sublease rental income of $0.3 million in 2023 and will recognize $0.7 million per year beginning in 2024 until lease expiration in December 2026.

The Company’s leases have remaining lease terms of 2.8 years to 4.3 years, which reflects the exercise of the early termination of the Company’s Ardsley, New York lease as described above. The weighted-average remaining lease term for the Company’s operating leases was 3.2 years at March 31, 2024. The weighted-average discount rate was 8.0% at March 31, 2024.

ROU assets and lease liabilities related to the Company’s operating leases are as follows:

(In thousands)	Balance Sheet Classification	March 31, 2024	December 31, 2023
Right-of-use assets	Right of use assets	$3,941	$4,221
Current lease liabilities	Current portion of lease liabilities	1,599	1,588
Non-current lease liabilities	Non-current portion of lease liabilities	2,847	3,166

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

(In thousands)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Operating lease cost	$214	$450
Variable lease cost	94	100
Short-term lease cost	—	—
Total lease cost	$308	$550

Future minimum commitments under all non-cancelable operating leases are as follows:

(In thousands)
2024 (excluding the three months ended March 31, 2024)	$1,191
2025	1,633
2026	1,678
2027	357
2028	182
Later years	-
Total lease payments	5,041
Less: Imputed interest	(594)
Present value of lease liabilities	$4,447

Supplemental cash flow information related to the Company’s operating leases are as follows:

(In thousands)	Three-month period ended March 31, 2024	Three-month period ended March 31, 2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$397	$386

(10) Commitments and Contingencies

On December 31, 2022, the Company and Catalent Pharma Solutions (“Catalent”) entered into a termination letter, which was subsequently amended and restated in March 2023 (the “Termination Letter”), to terminate the long-term, global manufacturing services (supply) agreement for the manufacture of Inbrija (“2021 MSA”). In connection with the termination of the 2021 MSA, the Company is obligated to pay a $4 million termination fee to Catalent, payable in April 2024. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that were delivered in the first quarter of 2023.

Effective January 1, 2023, the Company entered into a new manufacturing services agreement with Catalent, which was subsequently amended in March 2023 (as amended in March 2023, the “New MSA”). Under the New MSA, Catalent will continue to manufacture Inbrija through 2030, with reduced minimum annual commitments through 2024 and significantly lower pricing thereafter. The New MSA provides for the scale-up of new spray drying equipment (“PSD-7”), which will provide expanded capacity for the long-term world-wide manufacturing requirements of Inbrija. In 2023, the Company satisfied its purchase commitment under the New MSA and purchased 15 batches of Inbrija at a total cost of $10.5 million. The Company is subject to a purchase commitment in 2024 of 24 batches of Inbrija at a total cost of $15.5 million. Thereafter, in 2025, the Company will pay Catalent a fixed per capsule fee based on the amount of Inbrija that is delivered for sale in the U.S. and other markets.

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. The Company agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment and provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. In addition, the Company was obligated to pay Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7.

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

(11) Subsequent Events

For a more in-depth analysis of the voluntary filing under Chapter 11, the restructuring support agreement, the asset purchase agreement, and the DIP Credit Agreement, refer to Note 1.

Pre-petition Liabilities

For the periods beginning with the second quarter of 2024, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process will be classified as Liabilities subject to compromise in the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Background

We are a biopharmaceutical company focused on developing therapies that restore function and improve the lives of people with neurological disorders. We market Inbrija (levodopa inhalation powder), which is approved in the U.S. for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa. Inbrija is for as needed use and utilizes our ARCUS pulmonary delivery system, a technology platform designed to deliver medication through inhalation that we believe has potential to be used in the development of a variety of inhaled medicines. We also market branded Ampyra (dalfampridine) Extended Release Tablets, 10 mg to improve walking in adults with multiple sclerosis, or MS.

Over the past several months, we, with the assistance of outside legal and financial advisors, engaged in a robust process to explore strategic alternatives and maximize value for our stakeholders in light of the upcoming maturity of our 6.00% convertible senior secured notes due 2024 (“2024 Notes”). During this process, we were, and continue to be, in regular communication with our senior secured noteholders and their advisors. We have evaluated every aspect of our business and have taken proactive steps to respond to the challenges we continue to face. Notwithstanding these measures, we engaged in an exhaustive process to find an appropriate solution and our Board of Directors, after reviewing a number of alternatives, determined that it is in the best interests of the Company and its stakeholders to pursue a sale of assets under Chapter 11 of the United States Bankruptcy Code process, which will ensure we obtain the maximum value for the Company and most importantly, that our products will be provided on an uninterrupted basis to patients who will continue to benefit from these much needed medications.

On April 1, 2024, we filed for bankruptcy under Chapter 11. We will continue to operate our business as a “debtor in possession” in accordance with the applicable provisions of the Code and orders of the Court. We requested approval from the Court for certain customary “first day” motions to continue our ordinary course operations after the filing date of the Chapter 11 Proceedings. For the duration of the Chapter 11 Proceedings, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty associated with the Chapter 11 Proceedings.

The outcome of the Chapter 11 Proceedings will be dependent upon factors that are outside of our control, including the actions of the Court. In conjunction with the Chapter 11 Proceedings, we are continuing to explore strategic alternatives to maximize value for the benefit of our stakeholders, including a sale of certain or substantially all of our assets under Section 363, a plan of reorganization as an alternative to the sale process, or a combination thereof. The longer the proceedings related to the Chapter 11 Proceedings continue, the less likely it may be that we can complete a sale of certain or substantially all of our assets under Section 363 on terms that are favorable, or at all, or that we will be able to effect a plan of reorganization as an alternative or in addition to a sale of certain or substantially all of our assets. If we are unable to effect such a transaction or plan of reorganization it will become increasingly likely that our clients, investors, strategic partners and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative advisory and/or other commercial relationships, which could further adversely affect our operations. Furthermore, so long as the Chapter 11 Proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Proceedings. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the Chapter 11 Proceedings.

Our Products

Inbrija/Parkinson’s Disease

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. Approximately one million people in the U.S. and 1.2 million people in Europe are diagnosed with Parkinson’s; it is estimated that approximately 40% of people with Parkinson’s in the U.S. experience OFF periods. The U.S. Food and Drug Administration (“FDA”) approval of Inbrija is for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. U.S. net revenue for Inbrija was $4.7 million for the quarter ended March 31, 2024 and $5.6 million for the quarter ended March 31, 2023.

Inbrija is also approved for use in the European Union (“EU”). The European Medicines Agency approved Inbrija dose is 66 mg (administered as two capsules) up to five times per day (per EU convention, this reflects emitted dose and is equivalent to the 84 mg labelled dose in the U.S.). Under the EU approval, Inbrija is indicated for the intermittent treatment of episodic motor fluctuations (OFF episodes) in adult patients with Parkinson’s disease treated with a levodopa/dopa-decarboxylase inhibitor. We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America, and China, and are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. Net revenues for ex-U.S. Inbrija sales were $1.7 million for the quarter ended March 31, 2024 and $0.5 million for the quarter ended March 31, 2023.

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

Ampyra/MS

Ampyra is an extended-release tablet formulation of dalfampridine approved by the FDA as a treatment to improve walking in patients with multiple sclerosis, or MS. Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $11.5 million for the quarter ended March 31, 2024 and $12.6 million for the quarter ended March 31, 2023.

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

In January 2024, we received a written notice of termination from Biogen of the License and Collaboration Agreement we entered into with Biogen in June 2009 (“Collaboration Agreement”). Accordingly, we will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025.

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

On December 31, 2022, we entered into a termination letter, which was subsequently amended and restated in March 2023, to terminate the 2021 MSA. In connection with the termination of the 2021 MSA, we are obligated to pay a $4 million termination fee to Catalent, payable in April 2024 and included in Accounts Payable as of March 31, 2024. The parties also entered into a Settlement and Release Agreement with respect to certain batches of Inbrija that were not delivered in 2022 as scheduled, and that were delivered in the first quarter of 2023.

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

It is anticipated that by 2026, the PSD-7 equipment will be fully operational, which will significantly reduce the per capsule fees for all markets. We agreed to a minimum purchase requirement of at least three batches per year on the PSD-7 equipment and to provide up to $1 million in each of 2023 and 2024 for capital expenditures to assist in the capacity expansion efforts. In addition, we were obligated to pay Catalent $2 million in 2023 in connection with certain activities relating to the operational readiness of the PSD-7.

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

Financial Management

As of March 31, 2024, we had cash, cash equivalents, and restricted cash of approximately $10.3 million. Restricted cash includes $1.0 million, of which $0.7 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit.

Inbrija and ARCUS

Inbrija is the first and only inhaled levodopa, or L-dopa, for intermittent treatment of OFF episodes, also known as OFF periods, in people with Parkinson’s disease treated with carbidopa/levodopa regimen. The FDA approved Inbrija for a single dose of 84 mg (administered as two capsules), which may be taken up to five times per day. U.S. net revenue for Inbrija was $4.7 million for the quarter ended March 31, 2024 and $5.6 million for the quarter ended March 31, 2023. Inbrija utilizes our ARCUS platform for inhaled therapeutics. ARCUS is a dry-powder pulmonary drug delivery technology that we believe has potential to be used in the development of a variety of inhaled medicines. The ARCUS platform allows systemic delivery of medication through inhalation, by transforming molecules into a light, porous dry powder. This allows delivery of substantially higher doses of medication than can be delivered via conventional dry powder technologies.

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

We have entered into agreements to commercialize Inbrija in Spain, Germany, Latin America, and China, and we are in discussions with potential partners for commercialization of Inbrija in other jurisdictions outside of the U.S. In 2021, we entered into exclusive distribution and supply agreements with Esteve Pharmaceuticals, S.A. (“Esteve Spain”) and Esteve Pharmaceuticals GmbH (“Esteve Germany”) to commercialize Inbrija in Spain and Germany and we received a €5 million (approximately $5.9 million) upfront payment, and we are entitled to receive sales-based milestones. Under the terms of both the Esteve Spain and Esteve Germany supply agreements, we are entitled to receive a significant double-digit percentage of the Inbrija selling price in exchange for supply of the product. Esteve Germany and Esteve Spain launched Inbrija in Germany in June 2022 and in Spain in February 2023, respectively. Net revenues for ex-U.S. Inbrija sales were $1.7 million for the quarter ended March 31, 2024 and $0.5 million for the quarter ended March 31, 2023.

In May 2022, we announced that we entered into exclusive distribution and supply agreements with Pharma Consulting Group, S.A., also known as Biopas Laboratories (“Biopas”), to commercialize Inbrija in nine countries within Latin America. Under the terms of the Biopas agreements, we are entitled to receive a significant double-digit, tiered percentage of the Inbrija selling price in exchange for supply of the product, and we are entitled to sales-based milestones. Biopas has submitted for marketing approval of Inbrija in Argentina, Chile, Colombia, Costa Rica, Ecuador, Panama and Peru, and expects to submit additional regulatory filings for approval in Mexico and Brazil during 2024. In April 2024, Biopas received marketing approval for Inbrija in Chile, and expects to receive up to four additional regulatory approvals in 2024.

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

Ampyra

Ampyra was approved by the FDA in January 2010 to improve walking in adults with multiple sclerosis. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). Ampyra became subject to competition from generic versions of Ampyra starting in late 2018 as a result of an adverse court ruling that invalidated certain Ampyra Orange Book-listed patents. We have experienced a significant decline in Ampyra sales due to competition from several generic versions of Ampyra. Additional manufacturers may market generic versions of Ampyra, and we expect our Ampyra sales will continue to decline over time. U.S. net revenue for Ampyra was $11.5 million for the quarter ended March 31, 2024 and $12.6 million for the quarter ended March 31, 2023.

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

In January 2024, we received a written notice of termination from Biogen of the Collaboration Agreement. Accordingly, we will regain global commercialization rights to Fampyra. Biogen exercised its right to terminate the Collaboration Agreement in order to shift resources towards upcoming launches and programs that align with its priorities. The termination will be effective as of January 1, 2025. We plan to assume commercialization responsibilities during 2024 as marketing authorization transfers and distribution arrangements are finalized for each territory and we expect to enter into additional collaborations and distribution arrangements with third parties to transition commercialization of Fampyra.

Results of Operations

Three-Month Period Ended March 31, 2024 Compared to March 31, 2023

Net Product Revenues

Inbrija

We recognize product sales of Inbrija following receipt of product by companies in our distribution network, which for Inbrija primarily includes specialty pharmacies and distributors. We recognized net revenues from the U.S. sales of Inbrija of $4.7 million and $5.6 million for the three-month periods ended March 31, 2024 and 2023, respectively, a decrease of $0.9 million, or 16.1%. The decrease in Inbrija net revenues of $0.9 million was composed of a decrease in volume of $1.0 million and a net price increase and discount and allowance adjustments of $0.1 million for the three-month period ended March 31, 2024. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below. Additionally, we recognized revenues from our supply agreement with Esteve for sales in ex-U.S. of $1.7 million and $0.5 million for the three-month periods ended March 31, 2024 and 2023, respectively.

Ampyra

We recognize product sales of Ampyra following receipt of product by companies in our distribution network, which for Ampyra primarily includes specialty pharmacies, which deliver the medication to patients by mail. We recognized net revenues from the sale of Ampyra to these customers of $11.5 million and $12.6 million for the three-month periods ended March 31, 2024 and 2023, respectively, a decrease of $1.1 million, or 8.7%. The decrease in Ampyra net revenues of $1.1 million was composed of a decrease in volume of $3.4 million, partially offset by net price increase and discount and allowance adjustments of $2.3 million for the three-month period ended March 31, 2024. Consistent with trends in previous years, we anticipated declines in first quarter net sales given patient overstocking in the fourth quarter, insurance resetting at the beginning of each year, and quarterly true-up discounts and allowances as discussed below.

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

Royalty Revenues

We recognized $2.4 million and $3.5 million in royalty revenues for the three-month periods ended March 31, 2024 and 2023, respectively, a decrease of $1.1 million or 31.4%.

License Revenues

We recognized negligible license revenue and negligible license revenues for the three-month periods ended March 31, 2024 and 2023, respectively.

Cost of Sales

We recorded cost of sales of $3.7 million for the three-month period ended March 31, 2024 as compared to $3.2 million for the three-month period ended March 31, 2023. Cost of sales for the three-month period ended March 31, 2024 consisted primarily of $2.8 million in inventory costs related to recognized revenues and $0.9 million in other period costs. Cost of sales for the three-month period ended March 31, 2023 consisted primarily of $3.1 million in inventory costs related to recognized revenues and $0.1 million in other period costs.

Amortization of Intangibles

We recorded amortization of intangible asset related to Inbrija of $0.6 million and $7.7 million for the three-month periods ended March 31, 2024 and 2023, respectively. The Company recognized an impairment charge for the year ended December 31, 2023, resulting in lower amortization for the three-month period ended March 31, 2024.

Research and Development

Research and development expenses for the three-month period ended March 31, 2024 were $1.0 million as compared to $1.4 million for the three-month period ended March 31, 2023, a decrease of approximately $0.4 million, or 28.6%. The decrease was primarily due to decreases in several research and development programs.

Selling, General and Administrative

Sales and marketing expenses for the three-month period ended March 31, 2024 were $8.5 million compared to $9.6 million for the three-month period ended March 31, 2023, a decrease of approximately $1.1 million, or 11.5%. The decrease was primarily due to a decrease in marketing-related spending of $0.4 million for Inbrija, and a decrease in spending for Ampyra and other selling related expenses of $1.2 million, partially offset by an increase in salaries and benefits of $0.5 million.

General and administrative expenses for the three-month period ended March 31, 2024 were $19.9 million compared to $12.9 million for the three-month period ended March 31, 2023, an increase of approximately $7.0 million, or 54.3%. The increase was primarily due to an increase in legal costs of $5.3 million, an increase of $2.4 million in finance costs, and an increase in digital strategy and innovation costs of $1.0 million, partially offset by a decrease of $1.4 million in costs related to salaries & benefits expenses and a decrease $0.3 million in IT related costs.

Changes in Fair Value of Acquired Contingent Consideration

As a result of the original spin out of Civitas from Alkermes, part of the consideration to Alkermes was a future royalty to be paid to Alkermes on Inbrija. We acquired this contingent consideration as part of the Civitas acquisition. The fair value of that future royalty is assessed quarterly. We recorded a loss relating to changes in the fair value of our acquired contingent consideration of $6.2 million for the three-month period ended March 31, 2024 as compared to income of $1.0 million for the three-month period ended March 31, 2023. The changes in the fair value of the acquired contingent consideration were primarily due to the change in projected revenue, the change in the discount rate and the recalculation of cash flows for the passage of time.

Other Expense, Net

Other expense, net was $7.7 million and $7.4 million for the three-month periods ended March 31, 2024 and 2023, respectively. Nearly all Other Expense, net was interest on the 2024 Notes.

Benefit from/(Provision for) Income Taxes

For the three-month periods ended March 31, 2024 and 2023, we recorded a provision of $0.1 million and a benefit for income taxes of $2.0 million, respectively. The effective income tax rates for the three-month periods ended March 31, 2024 and 2023 were 0.4% and 10.8%, respectively.

The variance in the effective tax rates for the three-month period ended March 31, 2024 as compared to the three-month period ended March 31, 2023 was due primarily to an increase in the existing valuation allowance recorded on our deferred tax assets for which no tax benefit can be recognized and the forfeitures of equity of which no tax deduction is recorded.

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

Liquidity and Capital Resources

Voluntary Filing Under Chapter 11

On April 1, 2024, we filed for bankruptcy under Chapter 11. We expect to continue to operate our business as a “debtor in possession” in accordance with the applicable provisions of the Code and orders of the Court. We requested approval from the Court for certain customary “first day” motions to continue our ordinary course operations after the filing date of the Chapter 11 Proceedings. For the duration of the Chapter 11 Proceedings, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty associated with the Chapter 11 Proceedings. The outcome of the Chapter 11 Proceedings will be dependent upon factors that are outside of our control, including the actions of the Court.

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

On March 31, 2024, we had $9.4 million of cash and cash equivalents, compared to $30.0 million at December 31, 2023. Our March 31, 2024 cash and cash equivalents balance does not include $1.0 million of restricted cash, of which $0.7 million is related to self-funded employee health insurance, and $0.3 million is related to collateralized standby letters of credit. We incurred a net loss of $27.4 million for the three month period ended March 31, 2024.

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

The Company believes that its existing cash and cash equivalents are not sufficient to cover its cash flow requirements. The commencement of the Chapter 11 Proceedings constituted an event of default under the Indenture governing the 2024 Notes, which in turn resulted in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. At March 31, 2024, the principal balance outstanding under the 2024 Notes was $207.0 million. The amount of the 2024 Notes significantly exceeds the price the Purchaser has agreed to pay for the Purchased Assets and the noteholders’ security interest in substantially all of our remaining assets (including any recovery we receive from our ongoing litigation with Alkermes) will continue following the consummation of the Section 363 sale and the pendency Chapter 11 Proceedings. Additionally, for the duration of Chapter 11 Proceedings, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty. Management believes that, due to these circumstances and events, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.

Financing Arrangements

Convertible Senior Secured Notes Due 2024

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

The commencement of the Chapter 11 Proceedings constituted an event of default under the Indenture governing the 2024 Notes, which resulted in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest. In addition, our common stock has been delisted from Nasdaq, which constituted a make-whole fundamental change that provides holders of our 2024 Notes with the right to require us to repurchase their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. We do not have the cash to make such a payment, which may complicate our ability to effectively complete the Chapter 11 Proceedings and may result in our liquidation under Chapter 7. Under the 2024 Indenture, we no longer have the option to pay interest on the 2024 Notes in common stock and we have fully utilized the restricted cash that was set aside for the payment of interest on the 2024 Notes.

The 2024 Notes are convertible at the option of the holder into shares of our common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date as long as the holder thereof has not delivered a fundamental change repurchase notice. The adjusted conversion rate for the 2024 Notes is 2.3810 shares of our common stock per $1,000 principal amount of 2024 Notes, representing an adjusted conversion price of approximately $420.00 per share of common stock. The conversion rate was adjusted to reflect the 1-for-6 reverse stock split effected on December 31, 2020, and adjusted again to reflect the 1-for-20 reverse split effected on June 2, 2023. As of March 31, 2024 the maximum number of shares that could be required to be issued would be 969,102 shares. However, as a result of the Chapter 11 Proceedings we believe it is highly unlikely that holders will convert the 2024 Notes.

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

The commencement of the Chapter 11 Proceedings constituted an event of default under the Indenture governing the 2024 Notes, which resulted in the 2024 Notes becoming immediately due and payable, along with accrued and unpaid interest.

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

We received stockholder approval on August 28, 2020 to increase the number of authorized shares of our common stock from 13,333,333 shares to 61,666,666 shares. As a result of the share approval, we determined that multiple embedded conversion options met the conditions for equity classification. We performed a valuation of these conversion options as of September 17, 2020, which was the date we completed certain securities registration obligations for the shares underlying the 2024 Notes. The resulting fair value of these conversion options was $18.3 million, which was reclassified to equity and presented in the statement of stockholder’s equity as of September 30, 2020, net of the $4.4 million tax impact. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. We performed a valuation of the derivative liability related to certain embedded conversion features that are precluded from equity classification. The fair value of these conversion features was calculated to be negligible as of March 31, 2024.

The outstanding 2024 Note balances as of March 31, 2024 consisted of the following:

(In thousands)	March 31, 2024
Liability component:
Principal	$207,000
Less: debt discount and debt issuance costs, net	(15,526)
Net carrying amount	$191,474
Equity component	$18,257
Derivative liability-conversion Option	$—

Cash and Cash Equivalents

At March 31, 2024 cash and cash equivalents were approximately $9.4 million, as compared to $30.0 million at December 31, 2023. Our cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase and consist of investments in a Treasury money market fund. Also, we maintain cash balances with financial institutions in excess of insured limits.

Associated with the Chapter 11 Proceedings, we plan to lower our operating budget and further reduce the scale of our operations, in addition to funding ongoing operations, we have incurred and expect to incur significant professional fees and other costs in connection with and throughout the Chapter 11 Proceedings.

Net Cash Used in Operations

Net cash used in operations was $20.2 million for the three-month period ending March 31, 2024. Cash used by operations for the three-month period ended March 31, 2024 was primarily due to:

•
a net loss of $27.4 million, an increase in prepaid expenses and other current assets of $4.1 million, a decrease in accounts payable, accrued expenses, and other current liabilities of $10.2 million, and a decrease in other non-current liabilities of $0.6 million, and an increase in other assets of $0.5 million; partially offset by
•
share based compensation expense of $0.1 million, amortization of debt discount and debt issuance costs of $5.3 million, depreciation and amortization of $0.9 million, change in acquired contingent consideration of $6.2 million a decrease in accounts receivable of $8.1 million, and a decrease in inventory of $2.0 million.

Net Cash Used in Investing

Net cash used in investing activities for the three-month period ended March 31, 2024 was $0.0.

Net Cash Provided by Financing

Net cash provided by financing activities for the three-month period ended March 31, 2024 was $0.0.

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2023. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our significant accounting policies have not changed materially from December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2024, the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer. Based on that evaluation, these officers have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to achieve their stated purpose.

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

Change in internal control over financial reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On April 1, 2024, we filed for bankruptcy under Chapter 11. We expect to continue to operate our business as a “debtor in possession” in accordance with the applicable provisions of the Code and orders of the Court. We requested approval from the Court for certain customary “first day” motions to continue our ordinary course operations after the filing date of the Chapter 11 Proceedings. For additional information regarding the Chapter 11 Proceedings, please refer to Note 1, Organization and Business Activities in the financial statements to this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in our Quarterly Reports subsequently filed during the current fiscal year, including this report, all of which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

We are subject to risks and uncertainties associated with the Chapter 11 Proceedings.

On April 1, 2024, we commenced voluntary proceedings under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Court”). Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our bankruptcy. These risks include, but are not limited to, the following:

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
•
the ability of third parties to seek and obtain court approval to convert the Chapter 11 Proceedings to a proceeding under Chapter 7; and
•
the actions and decisions of our shareholders, creditors and other third parties who have interests in the Chapter 11 Proceedings that may be inconsistent with our plans.

Delays in the Chapter 11 Proceedings will likely increase the costs associated with our Chapter 11 process and make it possible that we will be unable to continue operations while in bankruptcy.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees and other third parties, which in turn could further adversely affect our operations and financial condition. Also, pursuant to the Code, we need the prior approval of the Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during the Chapter 11 Proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to complete a sale of substantially all of our assets under Section 363 (or any plan of reorganization or liquidation).

Although we have lowered our capital budget and plan to reduce the scale of our operations, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Chapter 11 Proceedings and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 Proceedings. We can provide no assurance that our current liquidity is sufficient to allow us to continue to operate our business, satisfy our obligations related to the Chapter 11 Proceedings, allow us to proceed with the confirmation of a Section 363 sale (or any plan of reorganization or liquidation). We can provide no assurance that we will be able to secure additional post-petition financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

The Restructuring Support Agreement is subject to conditions and milestones that we may not be able to satisfy.

There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the Chapter 11 Proceedings, which include the consummation of the Sale Transaction. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.

In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7.

Upon a showing of cause, which may include our inability to continue to fund the Company during the Chapter 11 Proceedings, the Court may convert a Chapter 11 case to a Chapter 7 case. In such event, our business operations would generally cease and a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Code.

As a result of the Chapter 11 Proceedings, our historical financial information may not be indicative of our future performance, which may be highly volatile.

During the Chapter 11 Proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the filing of the Chapter 11 Proceedings. If a plan of reorganization is approved and implemented, our existing capital structure may be fundamentally altered. If we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. In connection with the Chapter 11 Proceedings, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Proceedings, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against us that arose prior to the filing of the Chapter 11 Proceedings or before consummation of a plan of reorganization or liquidation (i) would be subject to compromise and/or treatment under such plan and/or (ii) would be discharged in accordance with the Code and the terms of such plan. Subject to the terms of such plan and orders of the Court, any claims not ultimately discharged could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations following the bankruptcy proceedings.

If we operate under the Court’s protection for a long period of time, or for a longer period of time than expected, our business may be harmed.

The longer the proceedings related to the Chapter 11 Proceedings continue, the less likely it may be that we can complete a sale of substantially all of our assets under Section 363 on terms that are favorable, or at all, and the more likely it is that our clients, investors, strategic partners and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative advisory and/or other commercial relationships, as applicable. Furthermore, so long as the Chapter 11 Proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Proceedings. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to any plan of reorganization or liquidation.

Adverse publicity in connection with the Chapter 11 Proceedings or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Proceedings, may negatively impact our efforts to promote a sale of substantially all of our assets under Section 363, to operate our business while the Chapter 11 Proceedings are pending or to execute a plan of reorganization or liquidation as an alternative or in addition to such a sale process.

The Chapter 11 Proceedings will limit the flexibility of our management team in running our business.

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

We may experience employee attrition as a result of the Chapter 11 Proceedings.

As a result of the Chapter 11 Proceedings, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Proceedings is limited by certain restrictions on the implementation of incentive programs under the Code. The loss of services of members of our senior management team could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Our stock price may be volatile and you may lose all or a part of your investment.

Our stock price could fluctuate significantly due to a number of factors, including:

•
the Chapter 11 Proceedings;
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

Additionally, the price of our common stock has been and will likely continue to be highly volatile following the commencement of the Chapter 11 Proceedings and our common stock may continue to decline significantly in value. Accordingly, any trading in our common stock during the pendency of the Chapter 11 Proceedings will be highly speculative and pose substantial risks to purchasers of our common stock. Recoveries in the Chapter 11 Proceedings for holders of common stock, if any, will depend upon several factors, including, but not limited to, our ability to negotiate and confirm a sale of substantially all of our assets under Section 363 or execute a plan of reorganization or liquidation as an alternative to the sale process, or a combination thereof. All of our indebtedness, including our 2024 Notes, is senior to the existing common stock in our capital structure, and therefore common stockholders would not receive any recovery unless the holders of more senior claims and interests, including our 2024 Notes, are paid in full. The amount of the 2024 Notes significantly exceeds the price the Purchaser has agreed to pay for the Purchased Assets and the noteholders’ security interest in substantially all of our remaining assets (including any recovery we receive from our ongoing litigation with Alkermes as described in our Annual Report on Form 10-K for the year ended December 31, 2023) will continue following the consummation of the Section 363 sale and Chapter 11 Proceedings.

On April 3, 2024, we were notified by the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) that Nasdaq had determined to commence proceedings to delist the Company’s common stock from Nasdaq. Nasdaq reached its decision that we were no longer suitable for listing pursuant to Nasdaq Listing Rules 5101, 5110(b), and IM‑5101-1 as a result of the commencement of the Chapter 11 Proceedings. Nasdaq also notified us, as a separate basis for delisting, that we were not in compliance with Listing Rule 5450(b)(1)(A) for failure to maintain stockholders’ equity of at least $10 million. On April 12, 2024, our common stock ceased trading on the Nasdaq and began trading on the Pink Open Market under the symbol “ACORQ.” On April 25, 2024, Nasdaq filed a Form 25 with the SEC to delist our common stock from Nasdaq that became effective on May 5, 2024. Accordingly, we expect that our common stock will be deregistered under Section 12(b) of the Exchange Act on or about July 24, 2024, which is the 90th day after the Form 25 filing. After our common stock is deregistered under Section 12(b) of the Exchange Act, it will remain registered under Section 12(g) of the Exchange Act.

We can provide no assurance that our common stock will commence trading or continue to trade on the Pink Open Market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. The delisting of our common stock from the Nasdaq Global Select Market may materially and adversely affect a stockholder’s ability to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Furthermore, our common stock could become subject to the SEC’s “penny stock” regulations. Under such regulations, broker-dealers are required to, among other things, comply with disclosure and special suitability determinations prior to the sale of shares of common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Proceedings.

Trading on the Pink Open Market is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares. The market for our common stock is limited and persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

On April 12, 2024, our common stock ceased trading on the Nasdaq and began trading on the Pink Open Market under the symbol “ACORQ.” Trading in stock quoted on the Pink Open Market is often extremely thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could further depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Pink Open Market is not a stock exchange, and trading of securities on the Pink Open Market is often more sporadic than the trading of securities listed on a stock exchange such as Nasdaq. The Pink Open Market is not a liquid market, and therefore there is likely to be only a limited public market for our common stock. We cannot assure you that an active public market for our common stock on the Pink Open Market will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline further. These factors may result in investors having difficulty reselling any shares of our common stock.

Item 5. Other Information

Securities Trading Plans Of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K)

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Acorda Therapeutics, Inc., effective March 7, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2024).
10.1

Asset Purchase Agreement, dated March 31, 2024 by and between the Registrant, Civitas Therapeutics, Inc., and Merz Pharmaceuticals, LLC and Merz Pharma GmbH & Co. KGaA (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed April 1, 2024).

10.2

Restructuring Support Agreement, dated April 1, 2024, by and between the Registrant and Consenting Convertible Noteholders (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed April 1, 2024).

10.3	Form of Debtor-in-Possession Credit Agreement (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed April 1, 2024).
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acorda Therapeutics, Inc.

	By:	/s/ Ron Cohen
Date: May 14, 2024		Ron Cohen, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael A. Gesser
Date: May 14, 2024		Michael A. Gesser Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)